Form 10-Q
period 2011-09-30
BankGuam Holding Co
filed 2011-11-14
CIK 1527383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to             .

Commission file number: 000-54483

BankGuam Holding Company

(Exact name of registrant as specified in its charter)

Guam	66-0770448
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

P.O. Box BW

Hagatna, Guam 96910

(671) 472-5300

(Address, including Zip Code, and telephone number, including area code, of the registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of October 31, 2011, the registrant had outstanding 8,775,447 shares of common stock.

BANKGUAM HOLDING COMPANY

FORM 10-Q

QUARTERLY REPORT

Cautionary Note on Forward-Looking Statements

For purposes of this Quarterly Report, the terms “we”, “us” and “our” refer to BankGuam Holding Company and its consolidated subsidiaries. This Quarterly Report on Form 10-Q contains statements that are not historical in nature, are predictive in nature, or that depend upon or refer to future events or conditions or contain forward-looking statements within the meaning of Section 21 of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These include, among other things statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may be preceded by, followed by or include the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “ is designed to” and similar expressions. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about our business that could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” included in documents we file from time to time with the U.S. Securities and Exchange Commission (SEC), including our Annual Report Form 10-K for our fiscal year ended December 31, 2011 and our other Quarterly Reports on Form 10-Q to be filed by us in our fiscal year 2012.

We have no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or risks, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. New information, future events or risks could cause the forward-looking events we discuss in this Quarterly Report not to occur. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

The financial statements and the notes thereto begin on the next page.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Condition

(Dollar Amounts in Thousands)

	September 30, 2011	December 31, 2010
ASSETS
Cash and due from banks	$33,701	$32,102
Federal funds sold	5,000	10,000
Interest bearing deposits in banks	83,809	59,376

Total cash and cash equivalents	122,510	101,478
Interest bearing deposits in banks	150	1,150
Investment securities available for sale	259,744	191,312
Investment securities held to maturity	50,527	28,366
Federal Home Loan Bank stock, at cost	2,198	2,198
Loans, net of allowance for loan losses (9/30/11: $10,208 and 12/31/10: $9,408)	610,396	611,139
Accrued interest receivable	3,348	6,723
Premises and equipment, net	17,816	18,713
Goodwill	783	783
Other assets	35,755	28,739

	$1,103,227	$990,601

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$254,875	$232,956
Interest bearing	746,323	656,319

Total deposits	1,001,198	889,275
Accrued interest payable	286	233
Federal Home Loan Bank advances	10,000	15,000
Other liabilities	3,021	1,741

Total liabilities	1,014,505	906,249

Commitments and contingencies
Stockholders’ equity:
Common stock $0.2083 par value; 48,000 shares authorized; 8,807 and 8,747 shares issued and 8,775 and 8,715 shares outstanding at 9/30/11 and 12/31/10, respectively	1,835	1,830
Additional paid-in capital	14,088	13,683
Retained earnings	71,976	70,532
Accumulated other comprehensive income (loss)	1,113	(1,403)

	89,012	84,642
Common stock in treasury, at cost (32 shares)	(290)	(290)

Total stockholders’ equity	88,722	84,352

	$1,103,227	$990,601

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Income

(Dollar Amounts in Thousands, Except Per Share and Share Data)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Interest income:
Loans	$10,974	$11,520	33,480	$31,934
Investment securities	1,532	1,211	4,244	4,452
Federal funds sold	2	3	7	10
Deposits with banks	93	118	303	462

Total interest income	12,601	12,852	38,034	36,858

Interest expense:
Time deposits	122	161	351	538
Savings deposits	1,218	1,110	3,537	3,653
Other borrowed funds	101	140	330	435

Total interest expense	1,441	1,411	4,218	4,626

Net interest income	11,160	11,441	33,816	32,232
Provision for loan losses	1,275	750	3,225	2,225

Net interest income, after provision for loan losses	9,885	10,691	30,591	30,007
Non-interest income:
Service charges and fees	995	907	3,086	2,889
Other income	1,998	2,304	5,995	6,006

Total non-interest income	2,993	3,211	9,081	8,895

Non-interest expenses:
Salaries and employee benefits	5,571	4,919	16,269	14,662
Occupancy	1,610	1,459	4,488	4,239
Furniture and equipment	1,151	1,105	3,590	3,870
General, administrative and other	2,953	2,960	9,302	9,283

Total non-interest expenses	11,285	10,443	33,649	32,054

Income before income taxes	1,593	3,459	6,023	6,848
Income tax expense	318	865	1,272	1,731

Net income	$1,275	$2,594	$4,751	$5,117

Earnings per share:
Basic	$0.15	$0.30	$0.54	$0.59

Diluted	$0.15	$0.29	$0.54	$0.58

Dividends Declared Per Share	$0.125	$0.125	$0.375	$0.375

Basic Weighted Average Shares	8,773	8,699	8,744	8,686

Diluted Weighted Average Shares	8,784	8,824	8,748	8,811

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(Dollar Amounts in Thousands)

	Total	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income/(loss)	Retained Earnings	Treasury Stock	Comprehensive Income
Balances, December 31, 2010	$84,352	$1,830	$13,683	($1,403)	$70,532	($290)
Comprehensive income:
Net income	4,751	0	0	0	4,751	0	$4,751
Other comprehensive income, net of tax:
Unrealized gain on available for sale securities	2,516	0	0	2,516	0	0	2,516

Comprehensive income							$7,267
Issuances under Employee Share Purchase Plan	410	5	405	0	0	0
Cash dividends on common stock	(3,307)	0	0	0	(3,307)	0
Balances, September 30, 2011	$88,722	$1,835	$14,088	$1,113	$71,976	($290)

Balances, December 31, 2009	$80,895	$1,820	$13,357	($1,781)	$67,789	($290)
Comprehensive income:
Net income	5,117	0	0	0	5,117	0	$5,117
Other comprehensive income, net of tax:
Unrealized gain on available for sale securities	2,123	0	0	2,123	0	0	2,123

Comprehensive income							$7,240
Issuances under Employee Share Purchase Plan	247	7	240	0	0	0
Cash dividends on common stock	(3,260)	0	0	0	(3,260)	0
Balances, September 30, 2010	$85,122	$1,827	$13,597	$342	$69,646	($290)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$4,751	$5,117
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	3,225	2,225
Depreciation and amortization	2,230	2,286
Amortization of fees, discounts and premiums	1,296	1,267
Writedown and loss on sales of foreclosed assets, net	112	125
(Increase) decrease in mortgage servicing rights	(80)	42
Realized gain on sale of available-for-sale securities	(667)	(1,854)
Gain on disposal of premises and equipment	(87)	(17)
Net change in:
Accrued interest receivable	3,375	(1,241)
Other assets	(8,568)	1,104
Accrued interest payable	53	(125)
Other liabilities	1,278	1,305

Net cash provided by operating activities	6,918	10,234

Cash flows from investing activities:
Net change in interest bearing deposits with banks	1,000	6,150
Purchases of securities available for sale	(247,495)	(164,400)
Proceeds from sales of securities available for sale	114,713	211,416
Maturities, prepayments and calls of securities available for sale	37,370	15,561
Maturities, prepayments and calls of securities held to maturity	8,005	6,439
Loan originations and principal collections, net	(23,077)	(94,325)
Proceeds from sales of loans	20,733	23,534
Proceeds from sales of foreclosed real estate	85	50
Proceeds from sales of premises and equipment	446	24
Additions to premises and equipment	(1,692)	(864)

Net cash (used in) provided by investing activities	(89,912)	3,585

Cash flows from financing activities:
Net increase in deposits	111,923	66,269
Payment of FHLB advances	(5,000)	(20,000)
Repayment of Federal funds purchased	0	(10,000)
Proceeds from issuance of common stock	410	247
Dividends paid	(3,307)	(3,260)

Net cash provided by financing activities	104,026	33,256

Net change in cash and cash equivalents	21,032	47,075
Cash and cash equivalents at beginning of year	101,478	46,336

Cash and cash equivalents at end of year	$122,510	$93,411

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	4,164	$4,752
Income taxes	129	243
Supplemental schedule of noncash investing and financing activities:
Foreclosed assets transferred from loans, net	443	$878
Transfer of foreclosed assets to loans	(581)	(77)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements (Unaudited).

BankGuam Holding Company

Notes to Condensed Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

Note 1 – Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements include the accounts of BankGuamHolding Company (“BankGuam” or “the Company”) and its wholly-owned subsidiary, Bank of Guam (“Bank”). The Company is a Guam corporation organized on August 15, 2011 to act as a holding company of the Bank, a 22 branch bank serving the communities in Guam, the Commonwealth of the Northern Mariana Islands (CNMI), the Federated States of Micronesia (FSM), the Republic of the Marshall Islands (RMI), the Republic of Palau (ROP), and San Francisco, California USA. On August 15, 2011, the Company acquired all of the outstanding common stock of the Bank in a holding company formation transaction.

Other than holding of the shares of the Bank, the Company conducts no significant activities, although it is authorized, with the prior approval of its principal regulator, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) to engage in a variety of activities related to the business of banking. Currently, substantially all of the Company’s operations are conducted and substantially all of the assets are owned by the Bank, which accounts for substantially all of our consolidated revenues, expenses and operating income. The Bank’s headquarters is located in Hagatna, Guam and provides a variety of financial services to individuals, businesses and government entities through its branch network. The Bank’s primary deposit products are demand deposits, savings and time certificates of deposit, and its primary lending products are consumer, commercial and real estate loans. For ease of reference we will sometimes refer to the Company as “we”, “us” or “our.”

All inter company balances and transactions have been eliminated in consolidation. Assets held by the Bank’s Trust department in a fiduciary capacity are not assets of the Bank, and, accordingly, are not included in the accompanying unaudited condensed consolidated financial statements.

Certain information and note disclosures normally included in the Bank’s annual financial statements have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Bank’s Annual Report on Form 10-K for 2010 filed with the Federal Deposit Insurance Corporation on March 14, 2011. In addition to this filing, on August 15, 2011, the Bank filed with the Securities Exchange Commission Form 8-K12G3, in which the Bank’s Annual Report on Form 10-K was included as an exhibit.

The results of operations for the periods ended September 30, 2011 and September 30, 2010 are not necessarily indicative of the operating results of the full year of 2011 or 2010. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of BankGuam’s management, necessary to fairly present the financial position, results of operations and cash flows of BankGuam for the periods presented. Those adjustments consist only of normal recurring adjustments.

The preparation of unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of income and expenses during the periods presented. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, valuation of foreclosed assets, other-than-temporary impairment of securities, and the fair value of financial instruments.

Earnings Per Common Share

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Bank relate solely to outstanding stock options, and are determined using the treasury stock method.

Earnings per common share have been computed based on reported net income and the following share data:

	Three Months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Weighted average number of common shares outstanding	8,773	8,699	8,744	8,686
Effect of dilutive options	11	125	4	125
Weighted average number of common shares outstanding used to calculate diluted earnings per common Share	8,784	8,824	8,748	8,811

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 9. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market condition could significantly affect the estimates.

Recent Accounting Pronouncements

Fair Value Measurements and Disclosures

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures About Fair Value Measurements,” which added disclosure requirements about transfers in and out of Levels 1 and 2, clarified existing fair value disclosure requirements about the appropriate level of disaggregation, and clarified that a description of valuation techniques and inputs used to measure fair value was required for recurring and nonrecurring Level 2 and 3 fair value measurements. The Bank adopted these provisions of this ASU in preparing the Consolidated Financial Statements for the year ended December 31, 2010. The adoption of these provisions, which was subsequently codified into ASC Topic 820, “Fair Value Measurements and Disclosures,” only affected the disclosure requirements for fair value measurements and as a result had no impact on the Bank’s statements of income and condition. See Note 9 for the disclosures required by this ASU.

This ASU also requires that Level 3 activity related to purchases, sales, issuances, and settlements be presented on a gross basis, rather than as a net number as currently permitted. This provision of the ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. As this provision amends only the disclosure requirements for Level 3 fair value measurements, the adoption will have no impact on the Bank’s financial position or results of operations.

Disclosure about the Credit Quality

In July 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which requires the Company to provide a greater level of disaggregated information about the credit quality of the Company’s loans and leases and the Allowance for Loan and Lease Losses (the “Allowance”).

This ASU requires the Company to disclose additional information related to credit quality indicators, nonaccrual and past due information, and information related to impaired loans and loans modified in a troubled debt restructuring. The provisions of this ASU became effective for the Company’s reporting period ended on September 30, 2011. As this ASU amends only the disclosure requirements for loans and leases and the Allowance, the adoption did not have any impact on the Company’s statements of income and condition. In January 2011, the FASB issued ASU No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” The amendments in ASU No. 2011-01 deferred the effective date related to disclosures about troubled debt restructurings, enabling creditors to provide such disclosures after the FASB completed their project clarifying the guidance for determining what constitutes a troubled debt restructuring. In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and adds factors for creditors to use in determining whether a borrower is experiencing financial difficulties. ASU No. 2011-02 also ended the FASB’s deferral of the additional disclosures related to troubled debt restructurings as required by ASU No. 2010-20. The provisions of ASU No. 2011-02 are effective for the Company’s reporting period ended September 30, 2011. The adoption of ASU No. 2011-02 did not have an impact on the Company’s statements of income and condition.

Intangibles – Goodwill and Other

In December 2010, the FASB issued ASU No. 2010-28 “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units With Zero or Negative Carrying Amounts”, which requires entities that have one or more reporting units with a zero or negative carrying value to assess, considering qualitative factors, whether it is more likely than not that a goodwill impairment exists. If an entity concludes that it is more likely than not that goodwill impairment exists, the entity must perform step 2 of the goodwill impairment test. The Company adopted the provisions of this ASU in preparing the unaudited condensed consolidated financial statements for the period ended September 30, 2011. The adoption of this ASU has had no impact on the Company’s statements of income and condition.

On September 15, 2011, the FASB issued ASU No. 2011-08 “Testing Goodwill for Impairment”, which gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, on the basis of qualitative factors, that it is more likely than not that its fair value is less than the carrying amount. The ASU is effective for all entities for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU No. 2011-02 is not expected to have a material impact on the Company’s statements of income and condition.

Other Recent Accounting Pronouncements

On April 29, 2011, the FASB issued ASU No. 2011-03 “Reconsideration of Effective Control for Repurchase Agreements”, which modifies the criteria for determining when repurchase agreements would be accounted for as a secured borrowing rather than as a sale. The ASU eliminates from the assessment of effective control the requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms. This requirement was one of the criteria under ASC 860 that entities used to determine whether the transferor maintained effective control. Although entities must consider all the effective-control criteria under ASC 860, the elimination of this requirement may lead to more conclusions that a repurchase arrangement should be accounted for as a secured borrowing rather than as a sale. The ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The adoption of ASU No. 2011-03 is not expected to have a material impact on the Company’s statements of income and condition.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The new guidance was issued to provide a consistent definition of fair value and ensure that fair value measurements and disclosure requirements are similar between US GAAP and International Financial Reporting Standards (“IFRS”). The guidance changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements. The adoption of ASU No. 2011-04 is not expected to have a material impact on the Company’s statements of income and condition.

On June 16, 2011, the FASB issued ASU No. 2011-05 “Presentation of Comprehensive Income”, which revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU No. 2011-05 is not expected to have a material impact on the Company’s statements of income and condition.

Note 2 – Investment Securities

The amortized cost and fair value of investment securities, with gross unrealized gains and losses, follows:

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
U.S. government agency and sponsored agencies (GSE) debt securities	$76,925	$800	$(1)	$77,724
U.S. government agency pool securities	9,544	79	(1)	9,622
U.S. government agency or GSE mortgage-backed securities	170,836	1,809	(247)	172,398

	$257,305	$2,688	$(249)	$259,744
Securities Held to Maturity
U.S. government agency pool securities	$2,243	$11	$(18)	$2,236
U.S. government agency or GSE mortgage-backed securities	48,284	1,714	0	49,998

	$50,527	$1,725	$(18)	$52,234

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities Available for Sale
U.S. government agency and sponsored agencies (GSE) debt securities	$85,004	$131	$(636)	$84,499
U.S. government agency pool securities	43,732	531	(67)	44,196
U.S. government agency or GSE mortgage-backed securities	63,822	106	(1,311)	62,617

	$192,558	$768	$(2,014)	$191,312

Securities Held to Maturity
U.S. government agency pool securities	$2,784	$28	$(24)	$2,788
U.S. government agency or GSE mortgage-backed securities	25,582	1,489	0	27,071

	$28,366	$1,517	$(24)	$29,859

At September 30, 2011 and December 31, 2010, investment securities with a carrying value of $123,259 and $124,133, respectively, were pledged to secure various Government deposits and other public requirements.

The amortized cost and fair value of investment securities by contractual maturity at September 30, 2011 and December 31, 2010, follows:

	September 30, 2011
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due after one but within five years	$61,962	$62,582	$0	$0
Due after five years	14,963	15,142	0	0
U.S. government agency pool securities	9,544	9,622	2,243	2,236
Mortgage-backed securities	170,836	172,398	48,284	49,998

	$257,305	$259,744	$50,527	$52,234

	December 31, 2010
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due after one but within five years	$85,004	$84,499	$0	$0
U.S. government agency pool securities	43,732	44,196	2,784	2,788
Mortgage-backed securities	63,822	62,617	25,582	27,071

	$192,558	$191,312	$28,366	$29,859

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of the Bank’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2011 and December 31, 2010.

	September 30, 2011
	Less Than Twelve Months		Over Twelve Months
	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
Securities Available for Sale
U.S. government agency and sponsored agencies (GSE) debt securities	$1	$9,994	$0	$0
U.S. government agency pool securities	0	0	1	90
U.S. government agency or GSE mortgage-backed securities	247	36,175	0	0

	$248	$46,169	$1	$90

Securities Held to Maturity
U.S. government agency pool securities	$0	$0	$18	$1,620

	December 31, 2010
	Less Than Twelve Months		Over Twelve Months
	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
Securities Available for Sale
U.S. government agency and sponsored agencies (GSE) debt securities	$636	$54,364	$0	$0
U.S. government agency pool securities	0	0	67	11,051
U.S. government agency or GSE mortgage-backed securities	1,311	55,363	0	0

	$1,947	$109,727	$67	$11,051

Securities Held to Maturity
U.S. government agency or GSE mortgage-backed securities	$1	$18	$23	$1,008

The Bank does not believe that the investment securities that were in an unrealized loss position as of September 30, 2011, which comprised a total of 17 securities, were other-than-temporarily impaired. Specifically, the 17 securities are comprised of the following: 8 Small Business Administration (SBA) Pool securities, 2 debt securities issued by Federal National Mortgage Association (FNMA), 3 mortgage-backed securities issued by FNMA, 1 mortgage-backed security issued by Government National Mortgage Association and 3 mortgage-backed securities issued by Federal Home Loan Mortgage Corporation (FHLMC).

Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The Bank does not intend to sell the investment securities that were in an unrealized loss position and it is not likely that the Bank will be required to sell the investment securities before recovery of their amortized cost bases, which may be at maturity.

Note 3 – Loans

A summary of the balances of loans at September 30, 2011 and December 31, 2010 follows:

	September 31, 2011	December 31, 2010
Commercial	$371,406	$368,635
Consumer	114,819	112,462
Real estate	85,504	88,840
Government	48,487	47,904
Other	1,777	4,112

Gross loans	621,993	621,953
Less: net deferred loan fees	1,389	1,406
Less: allowance for loan losses	10,208	9,408

Net loans	$610,396	$611,139

At September 30, 2011 and December 31, 2010, loans to directors and executive officers of the Bank amounted to $19,802 and $15,912, respectively. These loans were extended in the normal course of business and at prevailing interest rates. At September 30, 2011 and December 31, 2010, undisbursed commitments amounted to $7,906 and $7,130, respectively.

Note 4 – Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a quarterly basis by management and is based upon management’s periodic review of the collectability of the loan in light of historical experience, the nature of volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of the loan. The general component covers unimpaired loans and is based on historical charge-off experience and expected loss given default derived from the Bank’s internal risk rating process. Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and real estate loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. The Bank performs direct write-down of impaired loans with a charge to the allocated component of the allowance, therefore reducing the allocated component of the reserve to zero at the end of each reporting period.

Impaired loans include loans that are in nonaccrual status and other loans that have been modified in Troubled Debt Restructurings (TDRs), where economic concessions have been granted to borrowers experiencing financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions with the intention to maximize collections.

(dollars in thousands)	Commercial	Consumer	Total
Three Months Ended September 30, 2011
Allowance for Loan and Lease Losses:
Balance at Beginning of Period [1]			$9,739
Loans and Leases Charged-Off	(142)	(958)	(1,100)
Recoveries on Loans and Leases Previously Charged-Off	8	286	294
Net Loans and Leases Charged-Off	(134)	(672)	(806)
Provision for Credit Losses [1]			1,275
Balance at End of Period [1]			$10,208
Nine Months Ended September 30, 2011
Allowance for Loan and Lease Losses:
Balance at Beginning of Period [1]			$9,408
Loans and Leases Charged-Off	(398)	(3,059)	(3,457)
Recoveries on Loans and Leases Previously Charged-Off	35	997	1,032
Net Loans and Leases Charged-Off	(363)	(2,062)	(2,425)
Provision for Credit Losses [1]			3,225
Balance at End of Period [1]			$10,208
As of September 30, 2011
Allowance for Loan and Lease Losses:
Individually Evaluated for Impairment [1]			$0
Collectively Evaluated for Impairment [1]			10,208
Total			$10,208
Recorded Investment in Loans and Leases:
Individually Evaluated for Impairment	$14,453	$2,941	$17,394
Collectively Evaluated for Impairment	405,440	199,159	604,599
Total	$419,893	$202,100	$621,993

[1]	It is not currently feasible for the Bank to split these balances between commercial and consumer loans.

Credit Quality Indicators

The Bank uses several credit quality indicators to manage credit risk. The Bank uses an internal credit risk rating system that categorizes loans and leases into pass, special mention, substandard, doubtful or loss categories. Credit risk ratings are applied individually to those classes of loans and leases that have significant or unique credit characteristics that benefit from a case-by-case evaluation. These are typically loans and leases to businesses or individuals in the classes which comprise the commercial portfolio segment. Groups of loans and leases that are underwritten and structured using standardized criteria and characteristics, such as statistical models (e.g., credit scoring or payment performance), are typically risk-rated and monitored collectively. These are typically loans and leases to individuals in the classes which comprise the consumer portfolio segment.

The following are the definitions of the Bank’s credit quality indicators:

Pass (A): Exceptional: Essentially risk free credit. These are loans of the highest quality that pose virtually no risk of loss to the Bank. This includes loans fully collateralized by means of a savings account(s) and time certificate of deposit(s) by at least 110% of the loan amount. Borrowers should have strong financial statements, good liquidity and excellent credit.

Pass (B): Standard: Multiple “strong sources of repayment”. Loans to strong borrowers with demonstrated history of financial and managerial performance. Risk of loss is considered to be low. Loans are well structured with clearly identified primary and readily available secondary sources of repayment. Loans maybe secured by an equal amount of funds in a savings account or time certificate of deposit. Loans may be secured by marketable collateral whose value can be reasonably determined through outside appraisals. Very strong cash flow and relatively low leverage.

Pass (C): Acceptable: “Good” primary and secondary sources of repayment. Loans to borrowers of average financial strength, stability and management expertise. Borrower should be a well established individual or company with adequate financial resources to weather short-term fluctuations in the marketplace. Financial ratios and trends are positive. The loans may be unsecured or supported by non-real estate collateral for which the value is more difficult to determine reasonable credit risk and require an average amount of account officer attention. Unsecured credit is to be of unquestionable strength.

Pass (D): Monitor: “Sufficient” primary source of repayment and acceptable secondary source of repayment. Acceptable business or individual credit, but the borrower’s operations, cash flow or financial conditions evidence moderate to average levels of risk. Loans are considered to be collectable in full but perhaps will require a greater-than-average amount of loan officer attention. Borrowers are capable of absorbing normal setbacks without failure.

Special Mention: A special mention asset has potential weaknesses that deserve close monitoring. These potential weaknesses may result in a deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special Mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification. Special Mention should neither be a compromise between a pass grade and substandard, nor should it be a “catch all” grade to identify any loan that has a policy exception.

Substandard: A substandard asset is inadequately protected by the current sound worth and payment capacity of the obligor or the collateral pledged. Assets so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Assets are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Formula Classified: Formula classified loans are all loans and credit cards delinquent 90 days and over which have yet to be formally classified, ie., Special Mention, Substandard or Doubtful by the Bank’s Loan Committee. In most instances, the monthly formula total is comprised primarily of real estate and consumer loans and credit cards. Commercial loans are typically formally classified by the Loan Committee no later than their 90-day delinquency, thus do not become part of the formula classification. Real estate loans 90-days delinquent are in the foreclosure process and is typically completed within another 60 days, thus is not formally classified during this period.

Doubtful: A loan with weaknesses well enough defined that eventual liquidation in full, on the basis of currently existing facts, conditions and values, is highly questionable, even though certain factors may be present which could improve the status of the loan. The possibility of loss is extremely high, but because of certain known factors, which may work to the advantage of strengthening of the assets, (i.e. capital injection, perfecting liens on additional collateral, refinancing plans, etc.) its classification as an estimated loss is deferred until its more exact status may be determined.

Loss: Loans classified as “Loss” are considered uncollectible, that are either unsecured or supported by collaterals of little to no value as such their continuance as bankable assets is not warranted. While this classification does not mandate that a loan has no ultimate recovery value, losses should be taken in the period these loans deemed to be uncollectible. Loans identified as loss are immediately approved for charge off. The Bank may refer loans to outside collection agencies, attorneys, or internal collection division to continue collection efforts. Any subsequent recoveries are credited to the Allowance for Loan Losses.

The Bank’s credit quality indicators are periodically updated on a case-by-case basis. The following presents by class and by credit quality indicator, the recorded investment in the Bank’s loans and leases as of September 30, 2011 and December 31, 2010.

	September 30, 2011
	(dollars in thousands)
	Commercial and Industrial	Commercial Mortgage	Construction	Lease Financing	Total Commercial
Pass	$139,458	$218,557	$2,130	$0	$360,145
Special Mention	15,423	17,175	0	0	32,598
Classified (Substandard)	3,773	16,521	6,856	0	27,150
Classified (Formula)	0	0	0	0	0
Total	$158,654	$252,253	$8,986	$0	$419,893

	(dollars in thousands)
	Residential Mortgage	Home Equity	Automobile	Other [1]	Total Consumer
Pass	$82,669	$1,704	$9,534	$91,320	$185,227
Pass (Credit Card)	0	0	0	12,592	12,592
Classified (Substandard)	1,120	0	0	0	1,120
Classified (Formula)	1,836	0	0	1,325	3,161
Total	$85,625	$1,704	$9,534	$105,237	$202,100

Total Recorded Investment in Loans and Leases					$621,993

[1]	Comprised of other revolving credit, installment, and overdraft.

	December 31, 2010
	(dollars in thousands)
	Commercial and Industrial	Commercial Mortgage	Construction	Lease Financing	Total Commercial
Pass	$151,551	$214,061	$0	$0	$365,612
Special Mention	585	0	0	0	585
Classified (Substandard)	11,381	26,850	12,111	0	50,342
Classified (Formula)	0	0	0	0	0
Total	$163,517	$240,911	$12,111	$0	$416,539

	(dollars in thousands)
	Residential Mortgage	Home Equity	Automobile	Other [1]	Total Consumer
Pass	$86,305	$1,516	$0	$101,818	$189,639
Pass (Credit Card)	0	0	0	11,235	11,235
Classified (Substandard)	667	0	0	0	667
Classified (Formula)	2,140	0	0	1,733	3,873
Total	$89,112	$1,516	$0	$114,786	$205,414

Total Recorded Investment in Loans and Leases					$621,953

[1]	Comprised of other revolving credit, installment, and overdraft.

Aging Analysis of Accruing and Non-Accruing Loans and Leases

The following presents by class, an aging analysis of the Bank’s accruing and non-accruing loans and leases as of September 30, 2011 and December 31, 2010.

(dollars in thousands)	30 – 59 Days Past Due	60 –89 Days Past Due	Past Due 90 Days or More	Non- Accrual	Total Past Due and Non-Accrual	Current	Total Loans	Total Non Accrual Loans that are Current [2]
September 30, 2011
Commercial
Commercial and Industrial	718	5	194	64	981	157,673	158,654	0
Commercial Mortgage	1,724	1,264	0	8,602	11,590	240,663	252,253	1,168
Construction	0	0	0	2,478	2,478	6,508	8,986	0
Total Commercial	2,442	1,269	194	11,144	15,049	404,844	419,893	1,168
Consumer
Residential Mortgage	1,137	742	647	2,839	5,365	80,260	85,625	257
Home Equity	96	0	0	0	96	1,608	1,704	0
Automobile	289	59	15	0	363	9,171	9,534	0
Other [1]	2,159	1,235	1,171	102	4,667	100,570	105,237	16
Total Consumer	3,681	2,036	1,833	2,941	10,491	191,609	202,100	273
Total	6,123	3,305	2,027	14,085	25,540	596,453	621,993	1,441
December 31, 2010
Commercial
Commercial and Industrial	399	118	0	381	898	162,619	163,517	142
Commercial Mortgage	19	0	0	8,190	8,209	232,702	240,911	2,651
Construction	0	0	0	2,982	2,982	9,129	12,111	0
Total Commercial	418	118	0	11,553	12,089	404,450	416,539	2,793
Consumer
Residential Mortgage	4,271	1,059	0	3,636	8,966	80,146	89,112	136
Home Equity	10	0	0	26	36	1,480	1,516	0
Automobile	0	0	0	0	0	0	0	0
Other [1]	2,965	1,736	1,548	95	6,344	108,442	114,786	3
Total Consumer	7,246	2,795	1,548	3,757	15,346	190,068	205,414	139
Total	7,664	2,913	1,548	15,310	27,435	594,518	621,953	2,932

[1]	Comprised of other revolving credit, installment, and overdraft.
[2]	Represents nonaccrual loans that are not past due 30 days or more; however, full payment of principal and interest is still not expected.

Note 5 – Non-Performing Assets and Impaired Loans

Impaired Loans

The following presents by class, information related to the Bank’s impaired loans as of September 30, 2011 and December 31, 2010.

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Loan Losses
September 30, 2011
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	428	463	0
Commercial Mortgage	11,547	14,624	0
Construction	2,478	4,448	0
Total Commercial	14,453	19,535	0
Consumer
Residential Mortgage	2,839	2,884	0
Home Equity	0	0	0
Automobile	0	0	0
Other [1]	102	102	0
Total Consumer	2,941	2,986	0
Total Impaired Loans with No Related Allowance Recorded	17,394	22,521	0
Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	0	0	0
Commercial Mortgage	0	0	0
Total Commercial	0	0	0
Total Impaired Loans with an Allowance Recorded	0	0	0
Impaired Loans:
Commercial	14,453	19,535	0
Consumer	2,941	2,986	0
Total Impaired Loans	17,394	22,521	0

December 31, 2010
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	381	428	0
Commercial Mortgage	11,243	14,297	0
Construction	2,982	4,952	0
Total Commercial	14,606	19,677	0
Consumer
Residential Mortgage	3,636	3,728	0
Home Equity	26	52	0
Automobile	0	0	0
Other [1]	95	97	0
Total Consumer	3,757	3,877	0
Total Impaired Loans with No Related Allowance Recorded	18,363	23,554	0
Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	0	0	0
Commercial Mortgage	0	0	0
Construction	0	0	0
Total Commercial	0	0	0
Total Impaired Loans with an Allowance Recorded	0	0	0
Impaired Loans:
Commercial	14,606	19,677	0
Consumer	3,757	3,877	0
Total Impaired Loans	18,363	23,554	0

[1]	Comprised of other revolving credit and installment financing.

The following presents by class, information related to the average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2011.

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Loans with No Related Allowance Recorded:
Commercial
Commercial and Industrial	424	8	398	23
Commercial Mortgage	10,809	153	10,811	471
Construction	2,478	0	2,660	0
Total Commercial	13,711	161	13,869	494
Consumer
Residential Mortgage	2,913	7	3,275	29
Home Equity	15	0	23	0
Automobile	0	0	0	0
Other [1]	98	0	95	0
Total Consumer	3,026	7	3,393	29
Total Impaired Loans with No Related Allowance Recorded	16,737	168	17,262	523
Impaired Loans with an Allowance Recorded:
Commercial
Commercial and Industrial	0	0	0	0
Commercial Mortgage	0	0	0	0
Construction	0	0	0	0
Total Commercial	0	0	0	0
Total Impaired Loans with an Allowance Recorded	0	0	0	0
Impaired Loans:
Commercial	13,711	161	13,869	494
Consumer	3,026	7	3,393	29
Total Impaired Loans	16,737	168	17,262	523

[1]	Comprised of other revolving credit and installment financing.

Note 6 – Commitments and Contingencies

The Bank utilizes facilities, equipment and land under various operating leases with terms ranging from 1 to 99 years. Some of these leases include scheduled rent increases. The total amount of the rent is being charged to expense on the straight-line method over the lease terms in accordance with ASC Topic 840 “Leases.” The Bank has recorded a deferred obligation of $610 and $554 as of September 30, 2011 and December 31, 2010, respectively, which has been included within other liabilities, to reflect the excess of rent expense over cash paid on the leases.

At September 30, 2011, annual lease commitments under the above noncancelable operating leases were as follows:

Period ending September 30,
2011	$1,609
2012	1,190
2013	1,051
2014	892
2015	599
Thereafter	19,925

$25,266

The Bank leases certain facilities from two separate entities in which two of its directors have separate ownership interests. Lease payments made to these entities during the periods ended September 30, 2011, and December 31, 2010 approximated $186 and $351, respectively.

Additionally, the Bank leases office space to third parties, with original lease terms ranging from 3 to 5 years with option periods ranging up to 15 years. At September 30, 2011, minimum future rents to be received under noncancelable operating sublease agreements were $56 for the period ended September 30, 2012.

A summary of rental activities for periods ended September 30, 2011, and September 30, 2010, is as follows:

	September 30, 2011	September 30, 2010
Rent expense	$1,717	$1,747
Less: sublease rentals	191	204

	$1,526	$1,543

The Bank is involved in certain legal actions and claims that arise in the ordinary course of business. Management believes that, as a result of its legal defenses and insurance arrangements, none of these matters has a material adverse effect on the Bank’s financial position, results of operations or cash flows.

Note 7 – Minimum Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the United States federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2011 and December 31, 2010, that the Bank met all capital adequacy requirements to which they are subject.

As of September 30, 2011, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables.

There are no conditions or events since the notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of September 30, 2011 and December 31, 2010 are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2011:
Total capital (to Risk Weighted Assets)	$95,405	13.85%	$54,414	8.00%	$68,018	10.00%
Tier 1 capital (to Risk Weighted Assets)	$86,893	12.78%	$27,207	4.00%	$40,811	6.00%
Tier 1 capital (to Average Assets)	$86,893	8.24%	$44,325	4.00%	$55,406	5.00%
As of December 31, 2010:
Total capital (to Risk Weighted Assets)	$93,286	13.76%	$54,228	8.00%	$67,785	10.00%
Tier 1 capital (to Risk Weighted Assets)	$84,813	12.21%	$27,114	4.00%	$40,671	6.00%
Tier 1 capital (to Average Assets)	$84,813	8.52%	$39,816	4.00%	$49,771	5.00%

Note 8 – Off-Balance Sheet Activities

The Bank is a party to credit-related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount reflected in the consolidated financial statements.

The Bank’s exposure to credit loss, in the event of nonperformance by the other parties to financial instruments for loan commitments and letters of credit, is represented by the contractual amount of these instruments. The Bank follows the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

A summary of financial instruments with off-balance-sheet risk at September 30, 2011 and December 31, 2010 is as follows:

	9/30/11	12/31/10
Commitments to extend credit	$97,142	$94,979

Letters of credit:
Standby letters of credit	$25,641	$33,072
Other letters of credit	674	1,513

	$26,315	$34,585

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for certain lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer.

Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party or shipment of merchandise from a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters-of-credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments.

The Bank considers its standby letters of credit to be guarantees. At September 30, 2011, the maximum undiscounted future payments that the Bank could be required to make was $25,641. All of these arrangements mature within one year. The Bank generally has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized; however, several are unsecured. The Bank had not recorded any liabilities associated with these guarantees at September 30, 2011.

Mortgage loans serviced for others are not included in the accompanying consolidated statements of condition. The unpaid principal balances of mortgage loans serviced for others were $183,554 and $173,505 at September 30, 2011 and December 31, 2010, respectively. On September 30, 2011 and December 31, 2010, the Bank recorded mortgage servicing rights at their fair value of $1,022 and $942, respectively.

At September 30, 2011, loans outstanding were comprised of approximately 75% variable rate loans and 25% fixed rate loans.

Note 9 – Fair Value of Assets and Liabilities

The Bank uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with ASC Topic 820 “Fair Value Measurements and Disclosures,” the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Bank’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. The fair value guidance provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment. The fair value is a reasonable point within the range that is most representative of fair value under current market conditions.

Fair Value Hierarchy

In accordance with this guidance, the Bank groups its financial assets and financial liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1:	Valuation is based on quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 assets and liabilities generally include debt and equity securities that are traded in an active exchange market, as well as certain U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2:	Valuation is based on inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. The valuation may be based on quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3:	Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which determination of fair value requires significant management judgment or estimation.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following methods and assumptions were used by the Bank in estimating fair value disclosures for financial instruments:

Cash and Cash Equivalents

The carrying amount of cash and short-term instruments approximates fair value based on the short-term nature of the assets.

Interest-Bearing Deposits in Banks

Fair values for other interest-bearing deposits are estimated using discounted cash flow analyses based on current rates for similar types of deposits.

Investment Securities

When quoted prices are available in an active market, the Bank classifies the securities within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid U.S. Government debt and equity securities.

If quoted market prices are not available, the Bank estimates fair values using pricing models and discounted cash flows that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, and credit spreads. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include GSE obligations, corporate bonds, and other securities. Mortgage-backed securities are included in Level 2 if observable inputs are available. In certain cases where there is limited activity or less transparency around inputs to the valuation, the Bank would classify those securities in Level 3. At September 30, 2011 and December 31, 2010, the Bank did not have any Level 3 securities.

Loans

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for nonperforming loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Mortgage Servicing Rights

The fair value of MSRs is determined using models which depend on estimates of prepayment rates and resultant weighted average lives of the MSRs and the option adjusted spread levels.

Deposit Liabilities

The fair values disclosed for demand deposits (for example, interest and non-interest checking, passbook savings and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies market interest rates currently on comparable instruments to a schedule of aggregated expected monthly maturities on time deposits.

Short-Term Borrowings

The carrying amounts of federal funds purchased and FHLB advances maturing within ninety days approximate their fair values.

Long-Term Borrowings

Fair value of FHLB advances maturing after ninety days is determined based on expected present value techniques based on current market rates for advances with similar terms and remaining maturities.

Accrued Interest

The carrying amount of accrued interest approximates fair value.

Off-Balance Sheet Commitments and Contingent Liabilities

Management does not believe it is practicable to provide an estimate of fair value because of the uncertainty involved in attempting to assess the likelihood and timing of a commitment being drawn upon, coupled with a lack of an established market and the wide diversity of fee structures.

Financial assets measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2011
U.S. government agency and sponsored agencies (GSE) debt securites	$0	$77,725	$0	$77,725
U.S. government agency pool securities	0	9,622	0	9,622
U.S. government agency of GSE	0	172,397	0	172,397
Other assets:
MSRs	0	0	1,022	1,022

Total assets	$0	$259,744	$1,022	$260,776

December 31, 2010
U.S. government agency and sponsored agencies (GSE) debt securities	$0	$84,499	$0	$84,499
U.S. government agency pool securities	0	44,196	0	44,196
U.S. government agency of GSE	0	62,617	0	62,617
Other assets:
MSRs	0	0	942	942

Total assets	$0	$191,312	$942	$192,254

There are no liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010.

During the periods ended September 30, 2011 and December 31, 2010, the changes in Level 3 assets measured at fair value on a recurring basis are as follows:

	9/30/11	12/31/10
Beginning balance	$942	$965
Realized and unrealized net gains (losses):
Included in net income	80	(23)
Included in other comprehensive income	0	0
Purchases, sales and issuances, net	0	0

Ending balance	$1,022	$942

There were no transfers in or out of the Bank’s Level 3 financial assets for the periods ended September 30, 2011 and December 31, 2010.

Assets Measured at Fair Value on a Nonrecurring Basis

Under certain circumstances the Bank makes adjustments to fair value for assets and liabilities though they are not measured at fair value on an ongoing basis. The following table presents the financial instruments carried on the consolidated statements of condition by caption and by level in the fair value hierarchy at September 30, 2011 and December 31, 2010, for which a nonrecurring change in fair value has been recorded:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2011
Financial assets:
Loans, net
Impaired loans	$0	$95	$0	$95

Other assets
Other real estate owned	$0	$0	$0	$0

December 31, 2010
Financial assets:
Loans, net
Impaired loans	$0	$362	$0	$362

Other assets
Other real estate owned	$0	$3,354	$0	$3,354

In accordance with the provisions of loan impairment guidance of ASC Subtopic 310-10-35, individual loans with total carrying values of $130 and $453 at September 30, 2011 and December 31, 2010, respectively, were written down to their fair value of $95 and $362, respectively, resulting in an impairment charge of $35 and $91, respectively, which were recorded as charge-offs to the allowance for loan losses. Loans subject to write downs are estimated using the appraised value of the underlying collateral, discounted as necessary due to management’s estimates of changes in economic conditions, less estimated costs to sell.

In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of ASC Subtopic 360–10, foreclosed assets with a carrying amount of $22 and $3,555 at September 30, 2011 and December 31, 2010, respectively, were written down to their fair value of $0 and $3,354, respectively, resulting in a loss of $22 and $201, respectively, which were included in earnings for the period. Foreclosed assets subject to write downs is estimated using the appraised value of the underlying collateral, discounted as necessary due to management’s estimates of changes in economic conditions, less estimated costs to sell.

Additionally, the Bank also makes adjustments to nonfinancial assets and liabilities though they are not measured at fair value on an ongoing basis. The Bank does not have nonfinancial assets or liabilities for which a nonrecurring change in fair value has been recorded during the periods ended September 30, 2011, and December 31, 2010.

Fair Value of Other Financial Instruments

The estimated fair values of the Bank’s other financial instruments, excluding those assets recorded at fair value on a recurring basis on the Bank’s consolidated statements of condition, are as follows:

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	122,510	122,510	101,478	101,478
Interest bearing deposits with banks	150	150	1,150	1,150
Investment securities held to maturity	50,527	52,233	28,366	29,859
Loans, net of allowance for loan losses	610,396	625,796	611,139	625,247
Accrued interest receivable	3,348	3,348	6,723	6,723
Financial liabilities:
Deposits	1,001,198	1,001,372	889,275	893,072
Accrued interest payable	286	286	233	233
Federal Home Loan Bank advances	10,000	10,000	15,000	15,000

Note 10 – Other Comprehensive Income/(Loss)

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains on securities available for sale and unrealized loss related to factors other than credit in debt securities classified as available for sale, which are also recognized as separate components of equity.

The components of other comprehensive income and related tax effects are as follows:

	$4,352 000	$4,352 000
	Period Ended September 30,
	2011	2010
Unrealized holding gains on available-for-sale securities	$4,352	$4,943
Reclassification adjustment for gains realized in income	(667)	(1,854)
Amortization of unrealized holding loss on held-to-maturity securities	127	127

	3,812	3,216
Tax effect	(1,296)	(1,093)

Other comprehensive income, net of tax	$2,516	$2,123

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

BankGuam Holding Company (the “Company”) is a Guam corporation organized on August 15, 2011 to act as a holding company of Bank of Guam (the “Bank”), a 22 branch bank serving the communities in Guam, the Commonwealth of the Northern Mariana Islands (CNMI), the Federated States of Micronesia (FSM), the Republic of the Marshall Islands (RMI), the Republic of Palau (ROP), and San Francisco, California USA. On August 15, 2011, the Company acquired all of the outstanding common stock of the Bank in a holding company formation transaction.

Other than holding of the shares of the Bank, the Company conducts no significant activities, although it is authorized, with the prior approval of its principle regulator, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) to engage in a variety of activities related to the business of banking. Currently, substantially all of the Company’s operations are conducted and substantially all of the assets are owned by the Bank, which accounts for substantially all of our consolidated revenues, expenses and operating income. The Bank’s headquarters is located in Hagatna, Guam and provides a variety of financial services to individuals, businesses and government entities through its branch network. The Bank’s primary deposit products are demand deposits, savings and time certificates of deposit, and its primary lending products are consumer, commercial and real estate loans.

Summary of Operating Results

The following table provides comparative information with respect to our results of operations (unaudited) for the three and nine months periods ended September 30, 2011 and 2010, respectively;

(dollars in thousands)	Three months ended September 30,			Nine months ended September 30,
(unaudited)	2011 amount	2010 amount	% change	2011 amount	2010 amount	% change
Interest income	$12,601	$12,852	(2.0)%	$38,034	$36,858	3.2%
Interest expense	1,441	1,411	2.1%	4,218	4,626	(8.8)%

Net interest income	11,160	11,441	(2.5)%	33,816	32,232	4.9%
Provision for loan losses	1,275	750	70.0%	3,225	2,225	44.9%

Net interest income after provision for loan losses	9,885	10,691	(7.5)%	30,591	30,007	1.9%
Total non-interest income	2,993	3,211	(6.8)%	9,081	8,895	2.1%
Total non-interest Expense	11,285	10,443	8.1%	33,649	32,054	5.0%

Net income before income taxes	1,593	3,459	(53.9)%	6,023	6,848	(12.0)%
Provision for income taxes	318	865	(63.2)%	1,272	1,731	(26.5)%

Net income	$1,275	$2,594	(50.8)%	$4,751	$5,117	(7.2)%

Net income per common share
Basic	$0.15	$0.30		$0.54	$0.59
Diluted	$0.15	$0.29		$0.54	$0.58

As the above table indicates, our net income decreased in the three and nine months ended September 30, 2011, as compared to the corresponding periods in 2010. In the three months ended September 30, 2011, we recorded net income after taxes of $1.3 million, down $1.3 million (or 50.8%) as compared to the same period in 2010. Likewise, in the nine months ended September 2011, we recorded net income after taxes of $4.8 million, down $0.4 million (or 7.2%) as compared to the same period in 2010. These results were most significantly impacted by; (i) much higher loan loss provision, which increased by $0.5 million and $1.0 million, respectively, and; (ii) higher total non-interest expenses, which increased by $0.8 million and $1.6 million, respectively. The increase in the provision was a result of management’s decision to increase the allowance for loan losses due to the increase in gross loan charge-offs. These increases in non-interest expenses in the three and nine months ended September 30, 2011 as compared to the same period in 2010 were largely attributed to the increase in employee salaries and related benefit expenses, which increased by $0.7 million and $1.6 million, respectively.

The following table indicates the impact that the decrease in our operating results in the three and nine months ended September 30, 2011 had on our annualized returns on average assets and average equity during those periods, as compared to the three and nine months of 2010:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Return on average assets %	0.48%	1.06%	0.61%	0.71%
Return on average equity %	5.79%	12.29%	7.34%	8.24%

Critical Accounting Policies

The Company’s significant accounting policies are set forth in Note 1 in the Notes to the Bank’s Annual Report on Form 10-K for 2010 filed with the Federal Deposit Insurance Corporation on March 14, 2011. In addition to this filing, on August 15, 2011, the Bank filed with the Securities Exchange Commission Form 8-K12G3, in which Form 10-K was included as an exhibit. Our unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and general practices in the banking industry. Certain of those accounting policies are considered critical accounting policies, because they require us to make assumptions and judgments regarding circumstances or trends that could affect the carrying values of our material assets, such as assumptions regarding economic conditions or trends that could impact our ability to fully collect our loans or ultimately realize the carrying values of certain of our other assets, such as securities available for sale. If adverse changes were to occur in the events, trends or other circumstances on which our assumptions or judgments had been based, or other unanticipated events were to happen that might affect our operating results, under GAAP it could become necessary for us to reduce the carrying values of the affected assets on our Statement of Condition. In addition, because reductions in the carrying values of assets are sometime effectuated by or require charges to income, such reductions also may have the effect of reducing our income. The following is a brief description of the Company’s current accounting policies involving significant valuation judgments.

Loans and Interest on Loans

Loan receivables that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances, reduced by any charge-off of specific valuation allowances and net of any deferred fees or cost on originated loans, or unamortized premiums or discounts on purchased loans. Loan origination fees and certain direct origination cost are capitalized and recognized as an adjustment in yield over the life of the related loan.

Loans on which the accrual of interest has been discontinued are designated as non-accruing loans. The accrual of interest on loans is discontinued when principal and/or interest is past due 90 days or more based on contractual terms of the loan and/or when, in the opinion of management, there is reasonable doubt as to collectability unless such loans are well collateralized and in the process of collection. When loans are placed in non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Interest payments received on such loans are generally applied as a reduction to the loan principal balance, unless the likelihood of further loss is remote whereby cash interest payments may be recorded during the time the loan is on non-accrual status. Interest accruals are resumed on such loans only when they are brought current with respect to interest and principal and when, in the judgment of management, all remaining principal and interest is estimated to be fully collectible, there has been at least six months of sustained repayment performance since the loan was placed on non-accrual and/or management believes, based on current information, that such loan is no longer impaired.

Management considers a loan to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all the amounts due according to the contractual terms of the loan agreement. Measurement of impairment is based on the expected future cash flows of an impaired loan which are discounted at the loan’s original effective interest rate, or measured by reference to an observable market value, if one exist, or the fair value of the collateral for a collateral-dependent loan. All loans are generally charge-off at such time that it is highly certain a loss has been realized.

Allowance for Loan Losses

The Company maintains its allowance for loan losses at a level which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio as of the balance sheet date. The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature and volume of the portfolio, credit concentrations, trends in historical loss experience, the level of certain classified and impaired loans, and economic conditions and the related impact on specific borrowers and industry groups. The allowance is increased by provisions for loan losses, which are charged to earnings and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses. Because of uncertainties inherent in the estimation process, management’s estimate of credit losses inherent in the loan portfolio and the related allowance may change.

Other Real Estate Owned

Real estate and other property acquired in full or partial settlement of loan obligations is referred to as other real estate owned (“OREO”). OREO is originally recorded in the Company’s unaudited condensed financial statements at fair value less any estimated cost to sell. When property is acquired through foreclosure or surrendered in lieu of foreclosure, the Company measures the fair value of the property acquired against its recorded investment in the loan. If the fair value of the property at the time of acquisition is less than the recorded investment in the loan, the difference is charged to the allowance for loan losses. Any subsequent fluctuations in fair value of the OREO are recorded against a valuation allowance for foreclosed assets, established through a charge to non-interest expense. All related operating or maintenance costs are charged to non-interest expense as incurred. Any subsequent gains or losses on the sale of OREO are recorded in other income or expense as incurred.

Investment Securities

In accordance with U.S. GAAP, securities are classified in three categories and accounted for as follows: (i) securities that the Company has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and are measured at amortized cost; (ii) securities bought and held principally for the purpose of selling in the near term are classified as “trading” securities and are measured at fair value, with unrealized gains and losses included in earnings, and; (iii) securities not classified as either held-to- maturity or trading are classified as “available-for-sale” securities and are measured at fair value, with unrealized gains and losses, net of applicable taxes, reported in a separate component of stockholders’ equity. Where available, the fair values of available-for-sale securities are based on quoted market prices. If quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments or through the use of other observable data supporting a valuation model. Gains and losses on sales of investment securities are determined on the specific identification method. Premiums and discounts are amortized or accreted using the interest method over the expected lives of the related securities.

Results of Operations

Net Interest Income

Net interest income, the primary component of a financial institution’s income, refers to the difference between the interest earned on loans, investment securities and other interest-earning assets, and the interest paid on deposits, and interest paid on other borrowed funds. Our interest income and interest expense are affected by a number of factors, some of which are outside of our control, including national and local economic conditions and the monetary policies of the Federal Reserve Board which affect interest rates, competition in the market place for loans and deposits, the demand for loans and the ability of borrowers to meet their payment obligations. Net interest income, when expressed as a percentage of average earning assets, is a banking organization’s “net interest margin”.

The following table sets forth our interest income, interest expense and net interest income (in thousands of dollars) and our annualized net interest margin for the three and nine months ended September 30, 2011 and 2010, respectively:

	Three months ended September 30,			Nine months ended September 30,
	2011 Amount	2010 Amount	% Change	2011 Amount	2010 Amount	% Change
Interest income	$12,601	$12,852	(2.0)%	$38,034	$36,858	3.2%
Interest expense	1,441	1,411	2.1%	4,218	4,626	(8.8)%

Net interest income	$11,160	$11,441	(2.5)%	$33,816	$32,232	4.9%

Net interest margin	4.59%	5.11%	(0.52)%	4.77%	4.91%	(0.14)%

Net interest income dropped by 2.5% for the three months ended September 30, 2011, but increased by 4.9% for the nine months ended September 30, 2011 as compared to the corresponding periods in 2010.

For the three months ended September 30, 2011, net interest income dropped by $0.3 million (down 2.5%) as compared to the same period in 2010 largely attributed to the $0.5 million decrease in interest earned on loans, which was partially offset by the $0.3 million increase in interest income from our investment securities portfolio. Interest expense, which is comprised of interest paid on deposits and other borrowed funds increased nominally by $30 thousand during the same period. Conversely, for the nine months ended September 30, 2011, our net interest income increased by $1.6 million (up 4.9%) as compared to the same period in 2010 attributed to the $1.2 million increase in interest income, coupled with the $0.4 million decrease in interest paid on deposits and other borrowings. The increase in interest income is primarily attributed to a $1.6 million increase in interest and fees earned on loans partially offset by the $0.2 million decrease in interest income from investment securities. Interest paid expense for the nine months ended September 30, 2011 dropped by $0.4 million as a result of the $0.3 million decrease in interest paid on time deposits and $0.1 million decrease in interest paid on other borrowed funds as compared to the same period in 2010.

As indicated in the above table, our net interest margin for the three and nine months ended September 30, 2011 decreased by 0.59% to 4.63%; and decreased by 0.19% to 4.68%, respectively, as compared to the corresponding three and nine months period in 2010.

Average Balances

Information regarding Average Assets and Average Liabilities

The following tables sets forth information regarding our average balance sheet, yields on interest earning assets, interest expense on interest-bearing liabilities, the interest spread and the interest rate margin for the three and nine months ended September 30, 2011 and 2010:

		Three months ended September 30,
(dollars in thousands)	2011 Average balance	2011 Interest earned/paid	2011 Average yield/rate	2010 Average balance	2010 Interest earned/paid	2010 Average yield/rate
Interest earning assets:
Short term investments¹	$74,299	$95	0.51%	$70,013	$121	0.69%
Investment securities	290,905	1,532	2.11%	211,285	1,211	2.29%
Loans²	608,143	10,973	7.22%	614,041	11,521	7.51%

Total interest earning assets	973,347	12,600	5.18%	895,339	12,853	5.74%
Non-interest earning assets	91,068			88,105

Total Assets	$1,064,415			$983,444

Interest-bearing liabilities:
Interest-bearing checking accounts	$85,601	52	0.24%	$74,287	45	0.24%
Money market and savings accounts	550,832	1,219	0.89%	491,511	1,090	0.89%
Certificates of deposit	70,276	69	0.39%	90,150	137	0.61%
Other borrowings	10,000	100	4.00%	15,000	140	3.73%

Total interest-bearing liabilities	716,709	1,440	0.80%	670,948	1,412	0.84%

Non-interest-bearing liabilities	259,603			228,088

Total liabilities	976,312			899,036
Shareholders’ equity	88,103			84,408

Total Liabilities and Shareholders’ equity	$1,064,415			$983,444

Net interest income		$11,160			$11,441

Interest rate spread			4.38%			4.90%

Net interest margin			4.59%			5.11%

(¹)	Short term investments consist of federal funds sold and interest-bearing deposits that we maintain with other financial institutions.
(²)	Loans include the average balance of non-accrual loans.

For the three months ended September 30, 2011 our total average earning assets increased by $78.0 million as compared to the same period in 2010, largely attributed to the $79.6 million increase in our investment securities portfolio and the $4.3 million increase in short term investments. The overall growth in the investment securities and short term investment portfolios were derived from sustained growth in our deposit base. In the same three months period ended September 30, 2011, total interest-bearing liabilities increased by $45.8 million largely attributed to the $59.3 million increase in money market and savings deposits, coupled with the $11.3 million increase in interest-bearing checking account balances. These were, however, partially offset by the $19.9 million decrease in certificates of deposit and $5.0 million decrease in other borrowings as compared to the same period in 2010.

Our net interest spread and net interest margin in the three months ended September 30, 2011 declined by 0.53% and 0.52%, respectively, as compared to the same period in 2010 primarily attributed to the 0.18% decline in our short term investment yields and 0.29% decline in our loan yields.

		Nine months ended September 30,
(dollars in thousands)	2011 Average balance	2011 Interest earned/paid	2011 Average yield/rate	2010 Average balance	2010 Interest earned/paid	2010 Average yield/rate
Interest earning assets:
Short term investments¹	$71,650	$309	0.58%	$62,006	$472	1.01%
Investment securities	260,470	4,244	2.17%	229,323	4,452	2.59%
Loans²	612,663	33,481	7.29%	584,205	31,935	7.29%

Total interest earning assets	944,783	38,034	5.37%	875,534	36,859	5.61%
Non-interest earning assets	90,676			91,380

Total Assets	$1,035,459			$966,914

Interest-bearing liabilities:
Interest-bearing checking accounts	$80,068	149	0.25%	$72,587	129	0.24%
Money market and savings accounts	531,647	3,511	0.88%	466,292	3,575	1.02%
Certificates of deposit	75,326	228	0.40%	94,140	488	0.69%
Other borrowings	11,250	330	3.91%	20,000	435	2.90%

Total interest-bearing	698,291	4,218	0.81%	653,019	4,627	0.94%

liabilities
Non-interest-bearing liabilities	250,901			231,074

Total liabilities	949,192			884,093
Shareholders’ equity	86,267			82,821

Total Liabilities and Shareholders’ equity	$1,035,459			$966,914

Net interest income		$33,816			$32,232

Interest rate spread			4.56%			4.67%

Net interest margin			4.77%			4.91%

(¹)	Short term investments consist of federal funds sold and interest-bearing deposits that we maintain with other financial institutions.
(²)	Loans include the average balance of non-accrual loans.

In the nine months ended September 30, 2011 our total average earning assets increased by $69.2 million as compared to the same period in 2010 attributed to the $31.1 million increase in our investment securities portfolio, $28.5 million increase in total loans, and $9.6 million increase in short term investments. Likewise, in the same nine months period, our total interest-bearing liabilities increased by $45.3 million largely attributed to the $65.4 million increase in money market and savings deposits, coupled with the $7.5 million increase in interest-bearing checking account balances. These were, however, partially offset by the $18.8 million decrease in certificates of deposit and $8.75 million decrease in other borrowings.

Our net interest spread and net interest margin in the nine months period ended September 30, 2011 declined by 0.11% and 0.14%, respectively, as compared to the same period in 2010. The decline in net interest spread and net interest margin is attributed to the overall decline in the average yield on earning assets, down by 0.24% which was partially offset by the 0.13% decline in the average interest rate on interest-bearing liabilities.

Provision for Loan Losses

We maintain reserves to provide for possible loan losses that occur from time to time as an incidental part of the banking business. As more fully discussed in Note 4 of the notes to the unaudited condensed consolidated financial statements in this Quarterly Report Form 10-Q, an allowance for loan losses has been established by management in order to provide for those loans, which for a variety of reasons, may not be repaid in their entirety. The allowance is maintained at a level considered by management to be adequate to provide for probable losses during the holding period of the loan and is based on methodologies applied on a consistent basis with the prior year. Management’s review of the adequacy of the allowance includes, among other things, an analysis of past loan loss experience and management’s evaluation of the loan portfolio under current economic conditions.

The allowance for loan losses is based on estimates, and ultimate losses will vary from current estimates. The Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things: general economic conditions; the type of loan being made; the credit worthiness of the borrower over the term of the loan and in the case of a collateralized loan, the quality of the collateral of such loan. The allowance for loan losses represents the Company’s best estimate of the allowance necessary to provide for probable losses in the portfolio as of the balance sheet date.

For the three and nine months ended September 30, 2011, the Company’s provision for loan losses was $1.3 million and $3.2 million, respectively. This represents an increase of $0.5 million and $1.0 million in provisions recorded as compared to the corresponding three and nine month period in 2010, respectively. Management believes that the increase in the provision for loan losses was necessary to provide for the incremental risk of loss inherent with increase in average loan portfolio by $28.5 million from $584.2 million for the nine months ended September 30, 2010 to $612.7 million for the nine months ended September 30, 2011. By comparison, we recorded net loan charge-offs of $0.8 million and $2.4 million for the three and nine month period ended September 30, 2011, respectively, and the allowance for loan losses at September 30, 2011 stood at $10.2 million or 1.64% of total gross loans outstanding as of the balance sheet date. See “Analysis of Allowance for Loan Losses” in the Financial Condition Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Non-Interest Income

The tables below represent the major components of non-interest income and the changes for the three and nine months ended September 30, 2011 as compared to the same periods in 2010.

		Three months ended September 30,
(dollars in thousands)	2011 amount	2010 amount	Amount change	Percent change
Fees and service charges	$669	$610	$59	9.67%
Insurance commissions and fees	148	133	15	11.28%
Trust and wealth management fees	166	233	(67)	(28.76)%
Loan servicing fees	178	164	14	8.54%
Gain on sale of securities	554	1,061	(507)	(47.79)%
Other commission and fees	1,278	1,010	268	26.53%

Total non-interest income	$2,993	$3,211	$(218)	(6.79)%

		Nine months ended September 30,
(dollars in thousands)	2011 amount	2010 amount	Amount change	Percent change
Fees and service charges	$1,964	$1,921	$43	2.24%
Insurance commissions and fees	487	538	(51)	(9.48)%
Trust and wealth management fees	501	482	19	3.94%
Loan servicing fees	576	405	171	42.22%
Gain on sale of securities	1,725	1,854	(129)	(6.96)%
Other commission and fees	3,828	3,695	133	3.60%

Total non-interest income	$9,081	$8,895	$186	2.09%

For the three and nine months ended September 30, 2011 non-interest income totaled $3.0 million and $9.1 million, respectively, which represented a decline of $0.2 million in the three months period, but increased by $0.2 million in the nine months period in 2011 as compared to the same periods in 2010.

For the three months period ended September 30, 2011, the $0.2 million decline in total non-interest income is largely attributed to the $0.5 million decrease in gain on sale of investment securities, coupled with the $67 thousand decrease in our trust and wealth management service fees. These were offset partially by the $0.3 million increase in other commissions and fees and the $59 thousand increase service charges and fees.

Conversely, for the nine months period ended September 30, 2011, the $0.2 million increase in total non-interest income is largely attributed to the $0.2 million increase in loans servicing fees (comprised of our share of loan origination fees on Freddie Mac loans), coupled with the combined increase of $0.2 million in our service charges and fees and other commission and fees, as compared to the same period in 2010.

Non-interest Expense

The tables below represent the major components of non-interest expense and the changes for the three and nine months ended September 30, 2011 as compared to the same periods in 2010.

		Three months ended September 30,
(dollars in thousands)	2011 amount	2010 amount	Amount change	Percent change
Salaries and employee benefits	$5,571	$4,919	$652	13.25%
Occupancy	1,610	1,459	151	10.35%
Furniture and equipment	582	639	(57)	(8.92)%
Computer equipment maintenance	569	466	103	22.10%
FDIC insurance expense	230	346	(116)	(33.53)%
Other real estate owned expense	18	69	(51)	(73.91)%
Professional fees	165	225	(60)	(26.67)%
Other general operating expense	2,540	2,320	220	9.48%

Total non-interest expense	$11,285	$10,443	$842	8.06%

		Nine months ended September 30,
(dollars in thousands)	2011 amount	2010 amount	Amount change	Percent change
Salaries and employee benefits	$16,269	$14,662	$1,607	10.96%
Occupancy	4,488	4,239	249	5.87%
Furniture and equipment	1,810	1,990	(180)	(9.05)%
Computer equipment maintenance	1,780	1,880	(100)	(5.32)%
FDIC insurance expense	971	1,083	(112)	(10.34)%
Other real estate owned expense	150	171	(21)	(12.28)%
Professional fees	489	788	(299)	(37.94)%
Other general operating expense	7,692	7,241	451	6.23%

Total non-interest expense	$33,649	$32,054	$1,595	4.98%

For the three and nine months ended September 30, 2011 non-interest expense totaled $11.3 million and $33.6 million, respectively, which represented a $0.8 million increase in the three months period and $1.6 million increase in the nine months period in 2011 as compared to the same periods in 2010.

For the three months period ended September 30, 2011, the $0.8 million increase in total non-interest expense is largely attributed to the $0.7 million increase in salaries and employee benefits expense, the $0.2 million increase in occupancy expense, the $0.1 million increase in computer equipment maintenance, and the $0.2 million increase in other general operating expenses. These were, however, partially offset by the $0.1 million decrease in FDIC insurance expense, the $60 thousand decrease in professional fees, and the $51 thousand decrease in other real estate owned expense, as compared to the same period in 2010.

Likewise, for the nine months ended September 30, 2011, the $1.6 million increase in total non-interest expense was largely attributed to the $1.6 million increase in salaries and employee benefits expense, the $0.5 million increase in other general operating expenses and the $0.2 million increase in occupancy expense. These, however, were partially offset by the $0.3 million decrease in professional fees, the $0.2 million decrease in furniture and equipment expense, the $0.1 million decrease in FDIC insurance expense and the $0.1 million decrease in computer equipment maintenance expense.

As mentioned above, the most significant increase in our non-interest expenses are in salaries and employee benefits expense which was largely attributed to the incremental cost in converting our part-time employees to prime-time status. This change in employment status provided the employees with medical and other related benefits which greatly improved employee retention, especially at our branches.

Provision for Income Taxes

For the three and nine months ended September 30, 2011, the Company recorded income tax expenses of $0.3 million and $1.3 million, respectively. This compares to the $0.9 million and $1.7 million in income tax expenses recorded for the corresponding periods in 2010. The decrease in income tax expenses recorded the three and nine months ended September 30, 2011 is the result of the Company’s lower overall pre-tax profits as compared to the same periods in 2010.

Financial Condition

Assets

At September 30, 2011 our consolidated total assets increased to $1.1 billion, up $112.6 million from $990.6 million at December 31, 2010. This increase is largely attributed to the $113.3 million increase in our interest earning assets portfolio, lead by the $90.6 million combined increase in our investment securities portfolio followed by the $23.4 million increase in interest-bearing deposits that we maintained at other financial institutions, which includes interest-earning balances we maintained at the Federal Reserve Bank of San Francisco.

Interest-Earning Assets

The following table sets forth the composition of our interest-earning assets at September 30, 2011 as compared to December 31, 2010:

(dollars in thousands)	September 30, 2011	December 31, 2010	Variance 2011 vs. 2010
Interest-earning deposits with financial institutions	$83,959	$60,526	$23,433
Federal Home Loan Bank stock, at cost	2,198	2,198	—
Investment securities available for sale	259,744	191,312	68,432
Investment securities held to maturity	50,527	28,366	22,161
Loans (net of allowances of $10,208 and $9,408)	610,396	611,139	(743)

Total interest-earning assets	$1,006,824	$893,541	$113,283

Loans

The following table sets forth the composition, by loan category, of our loan portfolio at September 30, 2011 and December 31, 2010, respectively:

Commercial loans are loans to businesses to finance capital purchase, improvements, or to provide cash flow for operations. Commercial loans real estate secured includes loans secured by commercial real property to for purposes such as the purchase or improve the real property, wherein repayment of such loan is derived from the income generated by the real property. Consumer real estate are loans to finance the purchase, improvement, or refinance of real property secured by 1 -4 family units. Consumer loans are loans to individuals to finance personal needs and are either closed-ended or open-ended loans. The bulk of the Consumer loans are typically unsecured extensions of credit.

	September 30, 2011		December 31, 2010
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial Loans	$158,654	26%	$163,517	26%
Commercial Loan Real Estate Secured	261,239	42%	253,022	41%

Total Commercial	419,893	68%	416,539	67%

Consumer Real Estate Loan (secured 1-4 family)	85,625	14%	89,112	14%
Consumer Loans	116,475	18%	116,302	19%

Total Consumer	202,100	32%	205,414	33%

Gross loans	$621,993	100%	$621,953	100%

Unearned Discount	174		208
Allowance for Loan Losses	$10,208		$9,408

At September 30, 2011 total gross loans increased by $40 thousand to $621.99 million, up from $621.95 million at December 31, 2010. The growth in loans were largely attributed to (i) $3.4 million increase in commercial loans to $419.9 million at September 30, 2011 from $416.5 million at December 31, 2010, partially offset by the $0.2 million decrease in consumer loans, which dropped to $116.5 million down from $116.3 million, and the $3.5 million decrease in consumer real estate loans (secured by 1-4 family units) which dropped to $85.6 million at September 30, 2011, down from $89.1 million at December 31, 2010. The decline in the consumer real estate portfolio was mostly the result of sales of such loans to the secondary market (Freddie Mac or FHLMC).

Non-Performing Loans and other Non-Performing Assets

Non-performing loans consist of (i) loans on non-accrual status because we have ceased accruing interest on these loans and (ii) loans 90 days or more past due and still accruing interest. Non-performing assets consist of real estate properties (OREO) that have been acquired through foreclosure or similar means and which management intends to offer for sale. Loans are placed on non-accrual status when in the opinion of management, the full and timely collection of principal or interest is in doubt. Generally, the accrual of interest is discontinued when principal or interest payment becomes 90 days past due, unless the loan is adequately collateralized and the loan is in the process of collection. When a loan is placed in non-accrual status, accrued but unpaid interest is reversed against current income. Subsequently, when payments are received on such loans, the amounts are applied to reduce principal, except when the ultimate collectability of principal is probable, in which case accrued loans may be restored to accrual status when principal and interest becomes current and full repayment is expected. Interest income is recognized on an accrual basis for impaired loans not meeting the non-accrual criteria.

The following table contains information regarding our non-performing assets, as well as restructured loans as September 30, 2011 and December 31, 2010.

(dollars in thousands)	September 30, 2011	December 31, 2010
Non-accrual loans:
Commercial loans	$64	$381
Commercial real estate	8,602	8,190
Residential real estate	2,839	3,662
Construction and land development	2,478	2,982
Consumer loans	102	95

Total nonaccrual loans:	$14,085	$15,310

Loans past due 90 days and still accruing:
Commercial loans	$194	$—
Commercial real estate	—	—
Residential real estate	647	—
Consumer loans	1,186	1,548

Total loans past due 90 days and still accruing	$2,027	$1,548

Total non-performing loans	$16,112	$16,858

Other real estate owned (OREO):
Commercial loans	—	—
Commercial real estate	$3,720	$4,367
Residential real estate	489	46
Construction and land development	—	—

Total other real estate owned	$4,209	$4,413

Other non-performing assets:
Other assets owned	$—	$—
Asset backed security	—	—
Total other nonperforming assets	—	—

Total nonperforming assets	$20,321	$21,271

Restructured loans:
Accruing loans	$3,309	$3,053
Non-accruing loans (included in nonaccrual loans above)	6,379	6,780

Total restructured loans	$9,688	$9,833

The above table indicates non-performing loans decreased by $0.7 million or 4.43% as a result of the decrease in non-accrual loans, primarily in residential real estate and construction and land development loans. Additionally, other real estate owned declined by $0.2 million or 4.62%.

At September 30, 2011, the Company’s largest non-performing loans consist of three relationships in the amount of $8.3 million, two of which are located in Guam totaling $5.8 million and both loans are secured by commercial properties. The loans were placed on non-accrual due to deficiencies in their cash flow to service the monthly loan payments and meet operating expenses, although the payments are made on a regular basis. The other relationship in the amount of $2.5 million is a participation loan purchased from a California based bank to a builder/developer of a condominium project in Vallejo, California. The loan was placed in non-accrual due to the slow rate at which the units are selling. At this time, management believes that these loans are adequately reserved, however, should property values deteriorate further, additional write down or additional provisions may be necessary.

Analysis of Allowance for Loan Losses

The Allowance for Loans Losses was $10.2 million and 1.64% of outstanding loans as of September 30, 2011 as compared to $9.4 million or 1.51% of outstanding loans at December 31, 2010.

Management maintains an allowance for loan losses (allowance) to absorb estimated credit losses associated with the loan portfolio. The adequacy of the allowance is determined by management through ongoing quarterly loan quality assessment.

Management assesses the estimated credit losses inherited in our non-classified and classified loan portfolio by considering a number of factors or elements including:

•	Historical loss experience in the loan portfolio;

•	Levels of and trending in delinquency, classified assets, non –performing and impaired loans;

•	Effects of changes in underwriting standards and other changes in lending policies, procedures and practices;

•	Experience, ability, and depth of lending management and other relevant staff;

•	Local, regional, and national trends and conditions including industry specific conditions;

•	Effect of changes in credit concentration and;

•	External factors such as competition, legal and regulatory including typhoon and other natural disasters.

Management calculates the allowance for non-classified, classified loan portfolio and homogenous pool of loans based on an appropriate percentage loss factor that is calculated based on the above noted factors and trends. Management normally writes down impaired loans after determining the loan’s credit and collateral fair value. Our analysis of the adequacy of the allowance incorporates the provisions made for our non-classified loans, classified loans, and homogenous pool of loans.

While management believes it uses the best information available for the allowance, the results of operation could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance. The current qualitative and quantitative factors used to calculate the allowance are inherently subjective. The estimates and assumptions are subject to changes in economic and in regulatory guidelines or other circumstances over which management has no control. The allowance may prove in the future to be insufficient to cover all of the losses the Bank may incur and it may be necessary to increase the allowance from time to time as a result of monitoring the adequacy of the allowance for loan losses.

The following table summarizes the changes in our allowance for loan losses.

(dollars in thousands)	Commercial	Consumer	Total
Three months ended September 30, 2011
Allowance for Loan and Lease Losses:
Balance at Beginning of Period [1]			$9,739
Loans and Leases Charged-Off	(142)	(958)	(1,100)
Recoveries on Loans and Leases Previously Charged-Off	8	286	294
Net Loans and Leases Charged-Off	(134)	(672)	(806)
Provision for Credit Losses [1]			1,275

Balance at End of Period [1]			$10,208

Nine months ended September 30, 2011
Allowance for Loan and Lease Losses:
Balance at Beginning of Period [1]			$9,408
Loans and Leases Charged-Off	(398)	(3,059)	(3,457)
Recoveries on Loans and Leases Previously Charged-Off	35	997	1,032
Net Loans and Leases Charged-Off	(363)	(2,062)	(2,425)
Provision for Credit Losses [1]			3,225

Balance at End of Period [1]			$10,208

As of September 30, 2011
Allowance for Loan and Lease Losses:
Individually Evaluated for Impairment [1]			$0
Collectively Evaluated for Impairment [1]			10,208

Total			$10,208
Recorded Investment in Loans and Leases:
Individually Evaluated for Impairment	$14,453	$2,941	$17,394
Collectively Evaluated for Impairment	405,440	199,159	604,599

Total	$419,893	$202,100	$621,993

[1]	It is not currently feasible for the Bank to split these balances between commercial and consumer loans.

Total Cash and Cash Equivalents

Total cash and cash equivalents were $122.5 million and $101.5 million at September 30, 2011 and December 31, 2011, respectively. This balance, which is comprised of cash and due from bank balances, federal funds sold and interest-bearing deposits that we maintain at other financial institutions (including the Federal Reserve Bank of San Francisco) will vary depending on daily cash settlement activities, the amount of highly liquid assets needed based on known events such as the repayment of borrowings, and actual cash on hand in the branches.

The following table sets forth the composition of our cash and cash equivalent balances at September 31, 2011 and December 31, 2010:

(dollars in thousands)	September 30, 2011	December 31, 2010	Variance 2011 vs. 2010
Cash and due from banks	$33,701	$32,102	$1,599
Federal funds sold	5,000	10,000	(5,000)
Interest-bearing deposits with financial institutions	83,809	59,376	24,433

Total cash and cash equivalents	$122,510	$101,478	$21,032

Investment Securities

The Company manages its securities portfolio to provide a source of both liquidity and earnings. The Company has an Asset/Liability Committee (ALCO) that develops current investment policies based on its operating needs and market circumstances. The Company’s investment policy is formally reviewed and approved annually by the Board of Directors, and the Asset/Liability Committee is responsible for reporting and monitoring compliance with the investment policy. Investment portfolio reports are provided to the Board of Directors on a monthly basis.

At September 30, 2011, the balance of the investment securities portfolio totaled $310.3 million which represents a $90.6 million increase from the portfolio balance of $219.7 million at December 31, 2010. The following table sets forth the composition of our investment securities portfolio at September 30, 2011 and December 31, 2010:

The amortized cost and fair value of investment securities, with gross unrealized gains and losses, follows:

		September 30, 2011
Securities Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency and sponsored Agencies (GSE) debt securities	$76,925	$800	$(1)	$77,724
U.S. government agency pool securities	9,544	79	(1)	9,622
U.S. government agency or GSE mortgage-backed securities	170,836	1,809	(247)	172,398

Total securities available for sale	$257,305	$2,688	$(249)	$259,744

Securities Held to Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency pool securities	$2,243	$11	$(18)	$2,236
U.S. government agency or GSE mortgage-backed securities	48,284	1,714	0	49,998

Total Securities Held to Maturity	$50,527	$1,725	$(18)	$52,234

		December 31, 2010
Securities Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency and sponsored Agencies (GSE) debt securities	$85,004	$131	$(636)	$84,499
U.S. government agency pool securities	43,732	531	(67)	44,196
U.S. government agency or GSE mortgage-backed securities	63,822	106	(1,311)	62,617

Total Securities Available for Sale	$192,558	$768	$(2,014)	$191,312

Securities Held to Maturity
U.S. government agency pool securities	$2,784	$28	$(24)	$2,788
U.S. government agency or GSE mortgage-backed securities	25,582	1,489	0	27,071

Total Securities Held to Maturity	$28,366	$1,517	$(24)	$29,859

At September 30, 2011 and December 31, 2010, investment securities with a carrying value of $123.3 million and $124.1 million, respectively, were pledged to secure various Government deposits and other public requirements.

The amortized cost and fair value of investment securities by contractual maturity at September 30, 2011 and December 31, 2010, follows:

		September 30, 2011
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due after one but within five years	$61,962	$62,582	$0	$0
Due after five years	14,963	15,143	0	0
U.S. government agency pool securities	9,544	9,622	2,243	2,236
Mortgage-backed securities	170,836	172,397	48,284	49,998

	$257,305	$259,744	$50,527	$52,234

		December 31, 2010
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due after one but within five years	$85,004	$84,499	$0	$0
U.S. government agency pool securities	43,732	44,196	2,784	2,788
Mortgage-backed securities	63,822	62,617	25,582	27,071

	$192,558	$191,312	$28,366	$29,859

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2011 and December 31, 2010.

		September 30, 2011
	Less Than Twelve Months		Over Twelve Months
	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
Securities Available for Sale
U.S. government agency and sponsored Agencies (GSE) debt securities	$1	$9,994	$0	$0
U.S. government agency pool securities	0	0	1	90
U.S. government agency or GSE mortgage-backed securities	247	36,175	0	0

Total Securities Available for Sale	$248	$46,169	$1	$90

Securities Held to Maturity
U.S. government agency pool securities	$0	$0	$18	$1,620
U.S. government agency or GSE mortgage-backed securities	0	0	0	0

Total Securities Held to Maturity	$0	$0	$18	$1,620

		December 31, 2010
	Less Than Twelve Months		Over Twelve Months
	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
Securities Available for Sale
U.S. government agency and sponsored Agencies (GSE) debt securities	$636	$54,364	$0	$0
U.S. government agency pool securities	0	0	67	11,051
U.S. government agency or GSE mortgage-backed securities	1,311	55,363	0	0

Total Securities Available for Sale	$1,947	$109,727	$67	$11,051

Securities Held to Maturity
U.S. government agency or GSE Mortgage-backed securities	$1	$18	$23	$1,008

The Bank does not believe that the investment securities that were in an unrealized loss position as of September 30, 2011, which comprised a total of 17 securities, were other-than-temporarily impaired. Specifically, the 17 securities are comprised of the following: 8 Small Business Administration (SBA) Pool securities, 2 debt securities issued by Federal National Mortgage Association (FNMA), 3 mortgage-backed security issued by FNMA, 1 mortgage-backed securities issued by Government National Mortgage Association and 3 mortgage-backed security issued by Federal Home Loan Mortgage Corporation (FHLMC).

Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The Bank does not intend to sell the investment securities that were in an unrealized loss position and it is not likely that the Bank will be required to sell the investment securities before recovery of their amortized cost bases, which may be at maturity.

Deposits

At September 30, 2011, total deposits increased by $111.9 million to $1.0 billion as compared to $889.3 million in total deposits at December 31, 2010. This increase was largely concentrated in interest-bearing deposits (primarily in savings deposits) which increased by $90.0 million to $746.3 million at September 30, 2011, up from $656.3 million at December 31, 2010. In addition, non-interest bearing deposits increased by $21.9 million to $254.9 million at September 30, 2011, up from $233.0 million at December 31, 2010.

The following table sets forth the composition of our interest-bearing deposit portfolio with the average balances and average interest rate at September 30, 2011 and September 30, 2010, respectively:

	September 30, 2011		September 30, 2010
(dollars in thousands)	Average balance	Average rate	Average balance	Average rate
Interest-bearing deposits:
Interest-bearing checking accounts	$80,068	0.25%	$72,587	0.24%
Money market and savings accounts	531,647	0.88%	466,292	1.02%
Certificates of deposit	75,326	0.40%	94,140	0.69%

Total interest-bearing deposits	$687,041	0.75%	$633,019	0.88%

Borrowed Funds

The Company has a variety of sources from which it may obtain secondary funding. These sources include, among others, the Federal Reserve Bank of San Francisco, the Federal Home Loan Bank-Seattle, and credit lines established with our correspondent banks. Borrowings are obtained for a variety of reasons which include, but not limited to, funding loan growth, the purchase of investments in the absence of core deposits, and to provide additional liquidity to meet demands of depositors.

At September 30, 2011, the Company had $10.0 million in borrowings outstanding with the Federal Home Loan Bank-Seattle, down $5.0 million from $15.0 million outstanding at December 31, 2010. The $5.0 million decrease was a result of the Company paying off a $5.0 million borrowing that matured during the second quarter of 2011.

Liquidity

We actively manage our liquidity needs to ensure that sufficient funds are available to meet our needs for cash, including to fund new loans and deposit withdrawals by our customers. We project the future sources and uses of funds and maintain liquid funds for unanticipated events. Our primary source of cash include cash we have in deposit at other financial institutions, repayment on loans, proceed from sale or maturity of investment securities, and increase in deposits. The primary uses of cash include funding new loans and making advances on existing lines of credit, purchasing investments, funding new residential mortgage loans, funding deposit withdrawals, and paying operating expenses. We maintain funds in overnight federal funds and other short-term investments to provide for short-term liquidity needs. We also have established, for contingency funding purposes, credit lines with the Federal Reserve Bank of San Francisco, the Federal Home Loan Bank-Seattle, and other correspondent banks in the U.S.

At September 30, 2011, our liquid assets, which include cash and due from banks, federal funds sold, interest-earning deposits with financial institutions, and investment securities available for sale totaled $382.4 million, up $88.5 million from $293.9 million at December 31, 2010.

Contractual Obligations

The Bank utilizes facilities, equipment and land under various operating leases with terms ranging from 1 to 99 years. Some of these leases include scheduled rent increases. The total amount of the rent is being debited to expense on the straight-line method over the lease terms in accordance with ASC Topic 840 “Leases.” The Bank has recorded a deferred obligation of $0.6million and $0.6 million as of September 30, 2011 and December 31, 2010, respectively, which has been included within other liabilities, to reflect the excess of rent expense over cash paid on the leases.

At September 30, 2011, annual lease commitments under the above non-cancelable operating leases were as follows:

Period ending September 30,
2011	$1,609
2012	1,190
2013	1,051
2014	892
2015	599
Thereafter	19,925

$25,266

The Bank leases certain facilities from two separate entities in which two of its directors have separate ownership interests. Lease payments made to these entities during the periods ended September 30, 2011 and December 31, 2010 approximated $0.2 million and $0.3 million, respectively.

Additionally, the Bank leases office space to third parties, with original lease terms ranging from 3 to 5 years with option periods ranging up to 15 years. At September 30, 2011, minimum future rents to be received under non-cancelable operating sublease agreements were $56 thousand for the period ended September 30, 2012.

A summary of rental activities for periods ended September 30, 2011 and 2010, is as follows:

	September 30, 2011	September 30, 2010
Rent expense	$1,717	$1,747
Less: sublease rentals	191	204

	$1,526	$1,543

Off Balance Sheet Arrangements

The Bank is a party to credit related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount reflected in the consolidated financial statements.

The Bank’s exposure to credit loss, in the event of nonperformance by the other parties to financial instruments for loan commitments and letters of credit, is represented by the contractual amount of these instruments. The Bank follows the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

A summary of financial instruments with off-balance-sheet risk at September 30, 2011 and December 31, 2010 is as follows:

	September 30, 2011	December 31, 2010

Commitments to extend credit	$97,142	$94,979

Letters of credit:
Standby letters of credit	$25,641	$33,072
Other letters of credit	674	1,513

	$26,315	$34,585

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for certain lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer.

Commercial and standby letters-of-credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party or shipment of merchandise from a third party. Those letters-of-credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters-of-credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments.

The Bank considers its standby letters of credit to be guarantees. At September 30, 2011, the maximum undiscounted future payments that the Bank could be required to make was $26.0 million. All of these arrangements mature within one year. The Bank generally has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized; however, several are unsecured. The Bank had not recorded any liabilities associated with these guarantees at September 30, 2011.

Mortgage loans serviced for others are not included in the accompanying consolidated statements of condition. The unpaid principal balances of mortgage loans serviced for others were $183.6 million and $173.5 million at September 30, 2011 and December 31, 2010, respectively. On September 30, 2011 and December 31, 2010, the Bank recorded mortgage servicing rights at their fair value of $1.0 million and $0.9 million, respectively.

Capital Resources

The Bank is subject to various regulatory capital requirements administered by the United States federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2011 and December 31, 2010, that the Bank met all capital adequacy requirements to which they are subject.

As of September 30, 2011, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables.

There are no conditions or events since the notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of September 30, 2011 and December 31, 2010 are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2011:
Total capital (to Risk Weighted Assets)	$95,405	13.85%	$54,414	8.00%	$68,018	10.00%
Tier 1 capital (to Risk Weighted Assets)	$86,893	12.78%	$27,207	4.00%	$40,811	6.00%
Tier 1 capital (to Average Assets)	$86,893	8.24%	$44,325	4.00%	$55,406	5.00%

As of December 31, 2010:
Total capital (to Risk Weighted Assets)	$93,286	13.76%	$54,228	8.00%	$67,785	10.00%
Tier 1 capital (to Risk Weighted Assets)	$84,813	12.21%	$27,114	4.00%	$40,671	6.00%
Tier 1 capital (to Average Assets)	$84,813	8.52%	$39,816	4.00%	$49,771	5.00%

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on our management’s (including BankGuam’s Chief Executive Officer and Chief Financial Officer) as of end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer have concluded that BankGuam’s “disclosure controls and procedures” (as defined in Exchange Act Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective to ensure that the information required to be disclosed by BankGuam in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time specified in Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in BankGuam’s internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonable likely to materially affect, BankGuam’s internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls. Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Exhibit

31.01	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.02	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.01	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Statements of Condition as of September 30, 2011 and December 31, 2010, (ii) Unaudited Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010, (iii) Unaudited Condensed Consolidated Statements of Stockholders’ Equity as of September 30, 2011 and 2010, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 and (v) Notes to Unaudited Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, BankGuam Holding Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANKGUAM HOLDING COMPANY

Date: November 14, 2011	By:	/s/ LOURDES A. LEON GUERRERO
Lourdes A. Leon Guerrero, President and Chief Executive Officer

Date: November 14, 2011	By:	/s/ FRANCISCO M. ATALIG
Francisco M. Atalig, Senior Vice President and Chief Financial Officer