Form 10-K
period 2011-12-31
BankGuam Holding Co
filed 2012-04-06
CIK 1527383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to             .

Commission file number: 000-54483

BankGuam Holding Company

(Exact name of registrant as specified in its charter)

Guam	66-0770448
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

P.O. Box BW

Hagåtña, Guam 96910

(671) 472-5300

(Address, including Zip Code, and telephone number, including area code, of the registrant’s principal executive offices)

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, $0.2083 par value	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or I5(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $28,591,768 based on the number of shares held by non-affiliates of the registrant as of March 15, 2012, and based on the closing sale price of common stock on June 30, 2011, which is the last business day of the registrant’s most recently completed second fiscal quarter. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Number of shares of common stock outstanding as of March 15, 2012: 8,778,697.

Documents Incorporated By Reference

Portions of the registrant’s proxy statement related to its 2012 annual stockholders’ meeting are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

BANKGUAM HOLDING COMPANY

FORM 10-K

Cautionary Note Regarding Forward-Looking Statements

For purposes of this Annual Report, the terms the “Company,” “we,” “us” and “our” refer to BankGuam Holding Company and its subsidiaries. This Annual Report on Form 10-K contains statements that are not historical in nature, are predictive in nature, or that depend upon or refer to future events or conditions or contain forward-looking statements within the meaning of Section 21 of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These include, among other things, statements regarding:

•	Competition for loans and deposits and failure to attract or retain deposits and loans;

•

Local, regional, national and global economic conditions and events, and the impact they may have on us and our customers, and our assessment of that impact on our estimates, including the allowance for loan losses;

•	Risks associated with concentrations in real estate related loans;

•	Changes in the level of nonperforming assets and charge-offs and other credit quality measures, and their impact on the adequacy of our allowance for loan losses and our provision for loan losses;

•	The effects of and changes in trade, monetary and fiscal policies and laws, including the interest rate policies of the Federal Open Market Committee of the Federal Reserve Board;

•	Stability of funding sources and continued availability of borrowings;

•	The effect of changes in laws and regulations with which the Company and Bank of Guam must comply, including any increase in Federal Deposit Insurance Corporation insurance premiums;

•	Our ability to raise capital or incur debt on reasonable terms;

•	Regulatory limits on Bank of Guam’s ability to pay dividends to the Company;

•	The impact of the Dodd Frank Wall Street Reform and Consumer Protection Act;

•

The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters;

•	Changes in the deferred tax asset valuation allowance in future quarters;

•

The costs and effects of legal and regulatory developments, including resolution of legal proceedings or regulatory or other governmental inquiries, and the results of regulatory examinations or reviews;

•	The ability to increase market share and control expenses; and,

•	Our success in managing the risks involved in the foregoing items,

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may be preceded by, followed by or include the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “is designed to” and similar expressions. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about our business that could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” included elsewhere in this Annual Report and as may be updated in filings we make from time to time with the U.S. Securities and Exchange Commission (SEC), including our other Quarterly Reports on Form 10-Q to be filed by us in our fiscal year 2012. We have no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or risks, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. New information, future events or risks could cause the forward-looking events we discuss in this Annual Report not to occur. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Annual Report.

PART I

ITEM 1.	Business

General

BankGuam Holding Company (the “Company”), a Guam corporation organized in 2011, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. We provide a wide range of banking services through Bank of Guam, our wholly-owned subsidiary and principal asset (the “Bank”).

The Bank is a regional community bank that was organized in Guam, a United States flag territory, in 1972. The Bank offers a full range of banking services to consumers, businesses and governments. We lend in all markets where we have a physical presence through our branch network. We attract deposits throughout our market area with a customer-oriented product mix, competitive pricing and convenient locations. We offer a wide range of financial products for commercial and retail banking and a multitude of other products and services to complement our lending and deposit services, including trade financing, trust and retail investment services. We also offer insurance through a series of agency arrangements.

Bank of Guam

The Bank is a Guam-chartered bank headquartered at 111 West Chalan Santo Papa in Hagåtña, Guam 96910. It was incorporated in March 1972 and opened for business in December of that year. We operate through 24 full service branch offices, including 12 in Guam; three in Saipan and one each in Tinian and Rota, all in the Commonwealth of the Northern Mariana Islands; one in the Republic of Palau; one each in the states of Yap, Chuuk, Pohnpei and Kosrae in the Federated States of Micronesia; one in the Republic of the Marshall Islands; and one in San Francisco, California.

The Bank’s business strategy has been to emphasize and support economic growth and development in and among the U.S.-affiliated islands in the western Pacific Ocean. To accomplish this goal, the Bank offers competitively-priced deposit and loan products and other financial services that are primarily tailored to the needs of consumers, small businesses and government entities. Although the needs of our customers in a small, remote island environment can be particularly challenging for a community bank, we have succeeded in providing a broad range of services, such as trade financing and corporate trust services, that are typically provided only by much larger, money center institutions.

Our lending products include commercial, real estate, construction, consumer and SBA-guaranteed loans. We also provide home mortgage and home equity loans. Commercial loans and industrial loans comprise the largest portion of the Bank’s loan portfolio. Residential mortgage loans comprise the second largest portion of the Bank’s loan portfolio.

We offer a wide range of deposit products for retail and business banking markets including checking accounts, interest-bearing transaction accounts, savings accounts, time deposits and retirement accounts. Our branch network enables us to attract deposits from throughout our market area with a customer-oriented product mix, competitive pricing and convenient locations.

In addition, correspondent bank deposit accounts are maintained to enable the Bank to transact types of activity that it would otherwise be unable to perform or would not be cost effective due to the size of the Bank or volume of activity. The Bank has utilized several correspondent banks to process a variety of transactions. The Bank also provides a multitude of other products and services to complement our lending and depository services. These include wire and Automated Clearing House transfers, cashier’s checks, traveler’s checks, corporate and consumer credit cards, bank-by-mail, ATMs, night depositories, safe deposit boxes, direct deposit, electronic funds transfers, online banking and bill payments, merchant services, check imaging, and other customary banking services. We currently operate ATMs at eighty-six locations.

The Bank has a trust department, primarily engaged in corporate trust services under indenture. In addition to the traditional financial services offered, the Bank offers credit life, health, auto and homeowners insurance through its subsidiary, BG Insurance, and wealth management services in collaboration with its affiliate, Money Concepts.

Competition

Banking and the financial services industry in Guam are highly competitive. The market is dominated by the Bank, two of Hawaii’s largest banks and a locally-organized federal credit union. Also, as a result of the U.S. military presence as a longtime employer, military credit unions have physical branches at the island’s main military facilities. The Bank’s presence in the remaining areas of the western Pacific is less competitive, and in many cases the Bank remains the dominant financial services organization in the islands. In the San Francisco Bay area, where the Bank has had a branch office since 1983, the Bank’s California division primarily focuses its lending efforts on owner-occupied commercial real estate and commercial investor properties. The division provides financing to hotels, gasoline service station, apartments, office and retail space, and also works closely with selected banks in loan participations. Framing this environment is the increasingly competitive setting as a result of regulatory, technological and product delivery systems changes.

Larger banks have a competitive advantage because of global marketing campaigns and U.S. name recognition. They also offer extensive international, trade finance and discount brokerage services that the Bank is not prepared to provide currently. To compensate for this, the Bank has arrangements with correspondent banks and other financial institutions to deliver such services to its customers.

To compete with other financial institutions in its service area, the Bank relies principally on local media as well as personal contact by directors, officers and employees with existing and potential customers. The Bank emphasizes to customers the advantages of dealing with a locally-owned and managed community-oriented institution. Because decisions are made locally by people who are intimately familiar with the economy, the legal structure and the developmental needs of the islands, the Bank is able to respond more quickly and effectively to customer needs than many of its competitors. The Bank also provides local service and timely decision-making for small businesses and local governments.

The financial services industry continues to undergo rapid technological changes involving the frequent introductions of new technology-driven products and services that have further increased competition. The Bank often adopts these new technologies and products ahead of its competitors, but there is no assurance that these technological improvements, if made, will increase the Company’s operational efficiency, or that the Company will be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.

Employees

At December 31, 2011, the Bank had 495 1/2 full-time equivalent employees. The Bank’s employees are not represented by any union or collective bargaining agreement, and the Bank believes its employee relations are good.

Supervision and Regulation

Recent Developments

On July 21, 2010, the President signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This law has significantly changed the U.S. bank regulatory structure and affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. Among other things, the Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently many of the details and much of the impact of the Dodd-Frank Act may not be known for several more years.

The Dodd-Frank Act also broadened the base for the Federal Deposit Insurance Corporation’s (“FDIC”) deposit insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution, rather than deposits. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks to $250,000 per account, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012. The legislation also increased the required minimum reserve ratio for the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits, and directs the FDIC to offset the effects of increased assessments on depository institutions with less than $10 billion in assets.

The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizes the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. It also provides that the listing standards of the national securities exchanges must require listed companies to implement and disclose “clawback” policies mandating the recovery of incentive compensation paid to executive officers in connection with accounting restatements. The legislation also directs the Board of Governors of the Federal Reserve (“Federal Reserve Board”) to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.

The Dodd-Frank Act created a new Consumer Financial Protection Bureau with rule-making and enforcement authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks such as Bank of Guam, with $10 billion or less in assets, will continue to be examined for compliance with the consumer laws by their primary bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

The Durbin Amendment to the Dodd-Frank Act places limits on the fees that banks and other financial institutions can charge for debit card transactions. After the amendment went into effect on October 1, 2011, the Bank experienced a moderate reduction in its income from this source.

It is difficult to predict at this time what other specific impacts the Dodd-Frank Act and the yet-to-be-written implementing rules and regulations will have on community banks. However, it is expected that, at a minimum, they will increase our operating and compliance costs.

Introduction

Banking is a complex, highly regulated industry. The primary goals of the regulatory scheme are to maintain a safe and sound banking system, protect depositors and the FDIC insurance fund, and facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the financial services industry in general. Consequently, the growth and earnings performance of the Bank can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statues, regulations and the policies of various governmental regulatory authorities, including the Federal Reserve Board, FDIC, and the banking authorities of each of the jurisdictions in which the Bank operates.

The Bank’s business is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Federal Reserve Board and the FDIC. The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating unemployment) through its open-market operations in U.S. Government securities, by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target Federal Funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits, and also affect interest earned on interest-earning assets and paid on interest-bearing liabilities. The nature and impact of any future changes in monetary and fiscal policies on the Bank are difficult to predict.

The system of supervision and regulation applicable to financial services businesses governs most aspects of the business of the Bank, including: (i) the scope of permissible business; (ii) investments; (iii) reserves that must be maintained against deposits; (iv) capital levels that must be maintained; (v) the nature and amount of collateral that may be taken to secure loans; (vi) the establishment of new branches; (vii) mergers and consolidations with other financial institutions; and (viii) the payment of dividends.

From time to time, federal and local legislation is enacted which may have the effect of materially increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. In addition, the various bank regulatory agencies often adopt new rules and regulations and policies to implement and enforce existing legislation. It cannot be predicted whether, or in what form, any such legislation or regulations or changes in policy may be enacted, or the extent to which the business of the Bank or the Company would be affected thereby. The Bank cannot predict whether or when potential legislation will be enacted and, if enacted, the effect that it, or any implemented regulations and supervisory policies, would have on our financial condition or results of operations. In addition, the outcome of examinations, any litigation or any investigations initiated by federal or local authorities may result in necessary changes in our operations that may increase our costs.

Set forth below is a description of the significant elements of the laws and regulations applicable to the Company and the Bank. The description is qualified in its entirety by reference to the full text of the statutes, regulations and policies that are described. Also, such statutes, regulations and policies are continually under review by the U.S. Congress and local legislatures and federal and local regulatory agencies, and, where applicable, their foreign counterparts. A change in statutes, regulations or regulatory policies applicable to the Company or the Bank could have a material effect on our business.

Regulation of BankGuam Holding Company

General. As a bank holding company, the Company is registered under the Bank Holding Company Act of 1956, as amended (“BHCA”), and is subject to regulation and periodic examination by the Federal Reserve Board. The Company is also required to file periodic reports of its operations and any additional information regarding its activities and those of its subsidiaries, as may be required by the Federal Reserve Board.

Federal Reserve Board regulations require bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. Under these regulations, the holding company is expected to commit resources to support its bank subsidiary, including at times when the holding company may not be in a financial position to provide such support. Bank holding companies must also maintain the financial flexibility and capital raising capacity to obtain additional resources for assisting their subsidiary bank. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary bank will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice, or a violation of the Federal Reserve Board’s regulations, or both.

Under the BHCA, a bank holding company must obtain the Federal Reserve Board’s approval before: (i) directly or indirectly acquiring more than 5% ownership or control of any voting shares of another bank or bank holding company; (ii) acquiring all or substantially all of the assets of another bank; or (iii) merging or consolidating with another bank holding company.

The business activities of the Company, as a bank holding company, are restricted by the BHCA. Under the BHCA and the Federal Reserve’s bank holding company regulations, the Company may only engage in, acquire or control voting securities or assets of a company engaged in: (i) banking, or managing or controlling banks and other subsidiaries authorized under the BHCA; and (ii) any non-banking activity the Federal Reserve has determined to be so closely related to banking or managing or controlling banks to be a proper incident thereto. These include any incidental activities necessary to carry on those activities as well as a variety of activities that the Federal Reserve has determined to be so closely related to the business of banking as to be a proper incident thereto.

There are various restrictions on the ability of the holding company to borrow from, and engage in certain other transactions with, its bank subsidiary. In general, these restrictions require that any extensions of credit by the Bank to any single affiliate of the Bank must be secured by designated amounts of specified collateral and are limited to 10% of the Bank’s capital stock and surplus, and, as to the Company and all other affiliates of the Bank, to 20% of the Bank’s capital stock and surplus. Federal law also provides that extensions of credit and other transactions between the Bank and the Company must be on terms and conditions, including credit standards, that are substantially the same or at least as favorable to the Bank as those prevailing at the time for comparable transactions involving non-affiliated companies or, in the absence of comparable transactions, on terms and conditions, including credit standards, that in good faith would be offered to or would apply to non-affiliated companies.

Federal law prohibits a bank holding company and any subsidiary banks from engaging in certain tie-in arrangements in connection with the extension of credit. Thus, for example, the Bank may not extend credit, lease or sell property, or furnish any services, or fix or vary the consideration for any of the foregoing on the condition that: (i) the customer must obtain or provide some additional credit, property or services from or to the Bank other than a loan, discount, deposit or trust services; (ii) the customer must obtain or provide some additional credit, property or service from or to the Company or the Bank; or (iii) the customer must not obtain some other credit, property or services from competitors, except reasonable requirements to ensure soundness of the credit extended.

The principal source of the Company’s cash revenues are dividends from its subsidiary, the Bank. The Company’s earnings and activities are affected by legislation, by regulations and by local legislative and administrative bodies and decisions of courts in the jurisdictions in which we conduct business. For example, these include limitations on the ability of the Bank to pay dividends to the Company and our ability to pay dividends to our stockholders. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiary.

Regulation of the Bank

General. As a Guam-chartered bank, the Bank is subject to supervision, periodic examination, and regulation by the Guam Banking Commission and by the FDIC as the Bank’s primary federal regulator. If, as a result of an examination, the Guam Banking Commission or the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, the Guam Banking Commission and the FDIC have residual authority to: (i) require affirmative action to correct any conditions resulting from any violation or practice; (ii) direct an increase in capital; (iii) restrict the Bank’s growth geographically, by products and services or by mergers and acquisitions; (iv) enter into informal nonpublic or formal public memoranda of understanding or written agreements; (v) enjoin unsafe and unsound practices and issue cease and desist orders to take corrective action; (vi) remove officers and directors and assess civil monetary penalties; and (vii) take possession of and close and liquidate the Bank.

Guam law permits locally-chartered commercial banks to engage in any activity permissible for national banks. Therefore, the Bank may form subsidiaries to engage in the many so-called “closely related to banking” or “nonbanking” activities commonly conducted by national banks in operating subsidiaries, and further, pursuant to the Gramm-Leach-Bliley Act, the Bank may conduct certain “financial” activities in a subsidiary to the same extent as may a national bank, provided the Bank is and remains “well-capitalized,” “well-managed” and in satisfactory compliance with the Community Reinvestment Act (discussed below).

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Seattle. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its members. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. As an FHLB member, the Bank is required to own a certain amount of capital stock in the FHLB. At December 31, 2011, the Bank was in compliance with the FHLB’s stock ownership requirement.

Regulatory Capital Guidelines. The federal banking agencies have established minimum capital standards known as risk-based capital guidelines. These guidelines are intended to provide a measure of capital that reflects the degree of risk associated with a bank’s operations. The risk-based capital guidelines include both a definition of capital and a framework for calculating the amount of capital that must be maintained against a bank’s assets and off-balance sheet items. The amount of capital required to be maintained is based upon the credit risks associated with the various types of a bank’s assets and off-balance sheet items. A bank’s assets and off-balance sheet items are classified under several risk categories, with each category assigned a particular risk weighting from 0% to 100%. The Bank’s Tier I capital consists of its capital stock, capital surplus, treasury stock, undivided earnings and the cumulative effect of the FDIC’s adjustment of our intangible assets. Our Tier II capital consists of the allowed portion of our reserves for possible loan losses. The inclusion of Tier II capital as qualifying capital for regulatory purposes is subject to certain other requirements and limitations of the federal banking agencies. The federal regulators require a minimum ratio of total qualifying capital to risk-adjusted assets of 8%, a minimum ratio of Tier I capital to risk-adjusted assets of 4% and a minimum amount of Tier 1 capital to total assets (referred to as leverage ratio) of 4%. As of December 31, 2011, the Company’s capital levels met all minimum regulatory requirements and the Bank was considered “well capitalized” under the regulatory framework for prompt corrective action described below. There are no conditions or events since December 31, 2011, that management believes has changed the Company’s or the Bank’s capitalization category.

Prompt Corrective Action. The federal banking agencies possess broad powers to take prompt corrective action to resolve the problems of insured banks. Each federal banking agency has issued regulations defining five capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” Under the regulations, a bank shall be deemed to be:

•

“well capitalized” if it has a total risk-based capital ratio of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a leverage capital ratio of 5.0% or more, and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure;

•

“adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more, and a leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized”;

•

“undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0%, or a leverage capital ratio that is less than 4.0% (3.0% under certain circumstances);

•

“significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a leverage capital ratio that is less than 3.0%; and

•	“critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

Banks are prohibited from paying dividends or management fees to controlling persons or entities if, after making the payment, the bank would be “undercapitalized,” that is, the bank fails to meet the required minimum level for any relevant capital measure. Asset growth and branching restrictions apply to “undercapitalized” banks. Banks classified as “undercapitalized” are required to submit acceptable capital plans guaranteed by their holding company, if any. Broad regulatory authority was granted with respect to “significantly undercapitalized” banks, including forced mergers, growth restrictions, ordering new elections for directors, forcing divestiture by their holding company, if any, requiring management changes, and prohibiting the payment of bonuses to senior management. Even more severe restrictions are applicable to “critically undercapitalized” banks, those with capital at or less than 2%. Restrictions for these banks include the appointment of a receiver or conservator. All of the federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action.

A bank, based upon its capital levels, that is classified as “well capitalized,” “adequately capitalized” or “undercapitalized” may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for a hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. At each successive lower capital category, an insured bank is subject to more restrictions. The federal banking agencies, however, may not treat an institution as “critically undercapitalized” unless its capital ratios actually warrant such treatment.

In addition to measures taken under the prompt corrective action provisions, insured banks may be subject to potential enforcement actions by federal banking agencies, or the banking regulators in any of the jurisdictions in which the Bank operates, for unsafe or unsound practices in conducting their businesses, or for violations of any law, rule, regulation or any condition imposed in writing by the agency, or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, and the issuance of removal and prohibition orders against “institution-affiliated” parties. The enforcement of such actions through injunctions or restraining orders may be based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.

Neither the Company nor the Bank is currently operating under any corrective actions by their respective regulatory authorities.

Safety and Soundness Standards. The federal banking agencies have also adopted guidelines establishing safety and soundness standards for all insured depository institutions, as have the other regulatory authorities in jurisdictions in which the Bank operates. Those guidelines relate to internal controls, information systems, internal audit systems, loan underwriting and documentation, compensation and interest rate exposure. In general, the standards are designed to assist the various banking authorities in identifying and addressing problems at depository institutions before capital becomes impaired. If an institution fails to meet these standards, the appropriate banking authority may require the institution to submit a compliance plan and may institute enforcement proceedings if an acceptable compliance plan is not submitted.

FDIC Insurance and Insurance Assessments. The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC insures the Bank’s customer deposits through the Deposit Insurance Fund (“DIF”). The maximum deposit insurance amount was permanently increased from $100,000 to $250,000 under the Dodd-Frank Act.

The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. Pursuant to the Federal Deposit Insurance Reform Act of 2005, the FDIC is authorized to set the reserve ratio for the DIF annually at between 1.15% and 1.50% of estimated insured deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. In an effort to restore capitalization levels and to ensure the DIF will adequately cover projected losses from future bank failures, the FDIC, in October 2008, proposed a rule to alter the way in which it differentiates risk in the risk-based assessment system and to revise deposit insurance assessment rates, including base assessment rates. Effective April 1, 2009, initial base assessment rates were increased to between 12 and 45 basis points.

On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each depository institution’s assets minus Tier 1 capital as of June 30, 2009. This special assessment was collected on September 30, 2009.

On November 12, 2009, the FDIC adopted a final rule requiring insured institutions to prepay slightly more than three years of estimated insurance assessments. The pre-payment allowed the FDIC to strengthen the cash position of the DIF immediately without impacting earnings of the industry. Payment of the prepaid assessment, along with the payment of institutions’ regular third quarter assessment, was due on December 30, 2009. The Bank prepaid its FDIC insurance premiums at that time.

On February 7, 2011, as required by the Dodd-Frank Act, the FDIC adopted final rules to revise the assessment base to consist of average consolidated total assets during the assessment period minus the average tangible equity during the assessment period. In addition, the revisions eliminate the adjustment for secured borrowings and make certain other changes to the impact of unsecured borrowings and brokered deposits on an institution’s deposit insurance assessment. The rule also revises the assessment rate schedule to provide assessments ranging from 5 to 45 basis points, which took effect on April 1, 2011.

The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices that pose a risk to the DIF or that may prejudice the interest of depositors.

Temporary Liquidity Guarantee Program. The FDIC’s Transaction Account Guarantee (“TAG”) Program, one of two components of the Temporary Liquidity Guarantee Program, provides full federal deposit insurance coverage for noninterest-bearing transaction deposit accounts, regardless of dollar amount. Although approved for participation, the Bank opted out of this program on January 1, 2010. Subsequently, the Dodd-Frank Act extended unlimited deposit insurance to non-interest-bearing transaction accounts until December 31, 2012.

The Dodd-Frank Act included a two-year extension of the TAG Program, though the extension does not apply to all accounts covered under the current program. The extension through December 31, 2012 applies only to non-interest bearing transaction accounts. Beginning January 1, 2011, low-interest consumer checking accounts (“NOW Accounts”) were no longer eligible for the unlimited guarantee. Unlike the original TAG Program, which allowed banks to opt in, the extended program will apply at all FDIC-insured institutions and will no longer be funded by separate premiums. The FDIC will account for the additional TAG insurance coverage in determining the amount of the general assessment it charges under the risk-based assessment system.

The second component of the Temporary Liquidity Guarantee Program, the Debt Guarantee Program, guarantees certain senior unsecured debt of participating organizations. The Bank did not participate in this component of the Temporary Liquidity Guarantee Program.

Depositor Preference. In the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institution.

Community Reinvestment Act (“CRA”). The CRA is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal bank regulatory agencies, in examining insured depository institutions, to assess their record of helping to meet the credit needs of their entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions, or holding company formations.

The federal banking agencies have adopted regulations which measure a bank’s compliance with its CRA obligations on a performance-based evaluation system. This system bases CRA ratings on an institution’s actual lending service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements. The ratings range from “outstanding” to a low of “substantial noncompliance.” The Bank had a CRA rating of “satisfactory” as of its most recent regulatory examination.

Other Consumer Protection Laws and Regulations. The bank regulatory agencies are increasingly focusing attention on compliance with consumer protection laws and regulations, and Banks have been advised to carefully monitor their compliance with these laws and regulations. The federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in home mortgage lending describing three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment, and evidence of disparate impact. In addition to CRA and fair lending requirements, the Bank is subject to numerous other federal consumer protection statutes and regulations. Due to heightened regulatory concern related to compliance with consumer protection laws and expanded regulations generally, the Bank may incur additional compliance costs or be required to expend additional funds for investments in the local communities it serves.

Privacy. The Federal Reserve Board and other bank regulatory agencies have adopted guidelines for safeguarding confidential, personal customer information. These guidelines require financial institutions to create, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information, and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. The Bank has adopted a customer information security program to comply with these requirements.

Financial institutions are also required to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to non-affiliated third parties. In general, financial institutions must provide explanations to consumers on policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required by law, prohibits disclosing such information except as provided in the Bank’s policies and procedures. The Bank has implemented privacy policies addressing these restrictions, and these policies are distributed regularly to all existing and new customers of the Bank.

USA Patriot Act of 2001. Under USA Patriot Act of 2001 (the “Patriot Act”), financial institutions are subject to prohibitions regarding specified financial transactions and account relationships, as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. Among other things, the Patriot Act requires (i) enhanced due diligence policies, procedures, and controls on banks opening or holding accounts for foreign banks or wealthy foreign individuals; and (ii) requires all financial institutions to establish anti-money laundering programs. The Bank has adopted and implemented policies and procedures to comply with the requirements of the Patriot Act.

Office of Foreign Assets Control Regulation. The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are typically known as the “OFAC” rules based on their administration by the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”). The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences, including civil money penalties and potential criminal prosecution, so the Bank has established policies and implemented procedures to detect and prohibit transactions that would violate the OFAC rules.

Other Aspects of Banking Law. The Bank is also subject to federal statutory and regulatory provisions covering, among other things, security procedures, insider and affiliated party transactions, management interlocks, electronic funds transfers, funds availability, and truth-in-savings.

Other Pending and Proposed Legislation

Other legislative and regulatory initiatives which could affect the Bank, the Company and the banking industry in general may be proposed or introduced before the United States Congress, the Guam legislature and other governmental bodies in the future. Such proposals, if enacted, may further alter the structure, regulation and competitive relationship among financial institutions, and may subject the Bank or the Company to increased regulation, disclosure and reporting requirements. In addition, the various banking regulatory agencies often adopt new rules and regulations to implement and enforce existing legislation. It cannot be predicted whether, or in what form, any such legislation or regulations may be enacted or the extent to which the business of the Bank or the Company would be affected thereby.

Available Information

The Company makes available free of charge through the Bank’s website (www.bankofguam.com) the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports. The Company makes these reports available on the Bank’s website as soon as reasonably practicable after we electronically file such material with, or otherwise furnish it to, the SEC. The information posted on our website is not incorporated by reference into this Annual Report.

ITEM 1A.	Risk Factors

Our business, financial condition and results of operations are subject to various risks, including those discussed below. The risks discussed are those that we believe are the most significant risks, although additional risks not presently known to us or that we currently deem less significant may also adversely affect our business, financial condition and results of operations, perhaps materially.

Risks Relating to Recent Economic Conditions and Governmental Response Efforts

Our business may be adversely affected by conditions in the financial markets and economic conditions generally.

The United States economy has experienced a downturn since 2007, leading to a general reduction of business activity and growth across industries and regions. Although there are indications that a gradual recovery has started, the economy is still weak. Consumer spending, liquidity and availability of credit have all been restricted, and the unemployment rate, while slowly decreasing, is still unusually high nationally as well as in the principal markets we serve.

The financial services industry has been materially and adversely affected by the weakened economy and by the monetary policy responses intended to correct that weakness. The negative effect of reduced market interest rates has reduced our interest rate margin despite us having established minimum rate levels on our variable rate loans. In order to retain core deposits and as a reputational matter, our consumer savings account rates have been higher than our competitors’ offerings. Continuation of the economic downturn and high unemployment may negatively impact our operating results; however, the Bank has not experienced any adverse liquidity issues in recent years. Additionally, adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans. These factors could expose us to an increased risk of loan defaults and losses, and have an adverse impact on our earnings.

Recent legislative and required regulatory initiatives will impose restrictions and requirements on financial institutions that could have an adverse effect on our business.

The United States Congress, the Treasury Department and the FDIC have taken several steps to support the financial services industry, which have included certain well-publicized programs, such as the Troubled Asset Relief Program, as well as programs enhancing the liquidity available to financial institutions and increasing the insurance coverage available on bank deposits. These programs have provided an important source of support to many financial institutions. Partly in response to these programs and the current economic climate, the Dodd-Frank Act was enacted. Few provisions of the Dodd-Frank Act were effective immediately, with various provisions becoming effective in stages. Many of the provisions required governmental agencies to implement rules by the end of 2011. These rules have increased regulation of the financial services industry and impose restrictions on the ability of some firms within the industry to conduct business consistent with historical practices. These rules will, as examples, impact the ability of financial institutions to charge certain banking and other fees, impose new restrictions on lending practices and require depository institution holding companies to maintain capital at levels not less than the levels required for insured depository institutions. The Dodd-Frank Act creates a new financial consumer protection agency, known as the Bureau of Consumer Financial Protection (the “Bureau”), that is empowered to promulgate new consumer protection regulations and revise existing regulations in many areas of consumer compliance, which may increase our regulatory compliance burden and costs, and may restrict the financial products and services we offer to our customers. Moreover, the Dodd-Frank Act permits states to adopt stricter consumer protection laws and state attorneys general may enforce consumer protection rules issued by the Bureau. The Dodd-Frank Act prohibits new trust preferred issuances from counting as Tier 1 capital. These restrictions limit future capital strategies. Although neither the Bank nor the Company use derivative transactions, the Dodd-Frank Act also increases regulation of derivatives and hedging transactions, which could limit our ability in the future to enter into, or increase the costs associated with, interest rate and other hedging transactions. Although certain provisions of the Dodd-Frank Act, such as direct supervision by the Bureau, will not apply to banking organizations with less than $10 billion of assets, such as the Company, the changes resulting from the legislation will impact our business. These changes will require us to invest significant management attention and resources to evaluate and make the changes necessary to comply with the new laws, rules and regulations.

Any future FDIC insurance premium increases will adversely affect our earnings.

In April 2009, the FDIC revised its risk-based assessment system. The changes to the system involve adjustments to the risk-based calculation of an institution’s unsecured debt, secured liabilities and brokered deposits. Depending on any future losses that the FDIC Deposit Insurance Fund may suffer due to failed institutions, there can be no assurance that there will not be additional premium increases in order to replenish the Fund. FDIC deposit insurance expense for the year ended December 31, 2010 was estimated to be $24.2 billion. During the latter half of 2009 the FDIC issued a final ruling requiring insured institutions, exclusive of those granted an exemption, to pre-pay their regulatory assessments for 2010, 2011 and 2012. The Bank pre-paid these assessments.

Risks Related to Our Markets and Business

Our profitability is dependent upon the economic conditions of the markets in which we operate.

We operate primarily in Guam and the Commonwealth of the Northern Mariana Islands, and, as a result, our financial condition and results of operations are affected by changes in the economic conditions in those areas. Our success depends upon the business activity, population, income levels, deposits and lending activity in these markets. Because some of our customers’ business and financial interests may extend well beyond these market areas, adverse economic conditions that affect those other market areas could reduce our growth rate, affect the ability of those customers to repay their loans, and generally affect our financial condition and results of operations. Our lending operations are located in market areas dependent on tourism and fishing, along with a military presence and other federal government activities in Guam. With the exception of the Commonwealth of the Northern Mariana Islands, which has suffered setbacks in recent years because of a decline in its visitor industry and the failure of its garment industry, these economies have been relatively stable lately. However, because of the magnified influence of external events, these small island economies tend to be somewhat more volatile than larger economic systems. Thus, our borrowers could be adversely impacted by a downturn in these sectors of the economy that could reduce the demand for loans and adversely impact the borrowers’ ability to repay their loans, which would, in turn, increase our nonperforming assets. Because of our geographic concentration in several relatively small island economies, we are less able than many regional or national financial institutions to diversify our credit risks across multiple dissimilar markets.

Our loan portfolio has a large concentration of real estate loans in Guam, which involve risks specific to real estate values.

A downturn in our real estate markets could adversely affect our business because many of our loans are secured by real estate. Real estate lending (including commercial and construction) is a large portion of our loan portfolio. At December 31, 2011, approximately $466.6 million, or 63% of our loan portfolio, was secured by various forms of real estate, including residential and commercial real estate. The real estate securing our loan portfolio is concentrated in Guam. From time to time, there have been adverse developments affecting real estate values in one or more of our markets, and the market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies, and acts of nature, such as earthquakes and typhoons. Additionally, commercial real estate lending typically involves larger loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. If real estate values decline, the value of the collateral securing some of our loans could be significantly reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans.

Our performance depends on attracting and retaining key employees and skilled personnel to operate our business effectively.

Our success is dependent on our ability to recruit qualified and skilled personnel to operate our business effectively. Competition for these qualified and skilled personnel in the banking industry is often intense, and there is a limited number of qualified persons in the markets we serve. Thus, our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing and technical personnel, and upon the continued contributions of our current management and other key employees. Failure to maintain adequate staffing of qualified personnel could adversely impact our operations and our ability to compete.

We are subject to credit risk.

There are inherent risks associated with our lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where we operate, as well as those within our region, across the United States and abroad. Increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing those loans. We are also subject to various laws and regulations that affect our lending activities. Failure to comply with applicable laws and regulations could subject us to regulatory enforcement action, which could result in the assessment of significant civil money penalties against us.

We seek to mitigate the risks inherent in our loan portfolio by adhering to specific underwriting practices. Although we believe that our underwriting criteria are appropriate for the various kinds of loans we make, we may incur losses on loans that meet our underwriting standards, and these losses may exceed the amounts set aside as reserves in our allowance for loan losses. Due to recent economic conditions, many lending institutions, including the Bank, have experienced declines in the performance of their loans, including consumer and commercial loans. The value of real estate collateral supporting some commercial loans has declined and may continue to decline. Recent negative developments in the financial industry and credit markets may continue to adversely impact our financial condition and results of operations.

Our allowance for loan losses may not be adequate to cover actual loan losses, which could adversely affect our earnings.

We maintain an allowance for loan losses for possible defaults and other reductions in the principal value of the Bank’s loan portfolio. The allowance is established through a provision for loan losses based on management’s evaluation of the risks inherent in the loan portfolio and the general economy. The allowance is also appropriately increased for new loan growth. The allowance is based upon a number of factors, including the size of the loan portfolio, asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management’s assessment of the credit risk inherent in the portfolio, historical loan loss experience and loan underwriting policies.

We strive to carefully manage and monitor credit quality and to identify deteriorating loans, and adjust the allowance for loan losses accordingly. However, because future events are uncertain and because we may not successfully identify all deteriorating loans in a timely manner, there may be loans that deteriorate in an accelerated time frame. As a result, future additions to the allowance may be necessary. Further, because the loan portfolio contains some commercial real estate, construction, and land development loans with relatively large balances, deterioration in the credit quality of one or more of these loans may require a significant increase to the allowance for loan losses. Future additions to the allowance may also be required due to changes in the financial condition of borrowers, such as changes resulting from current and potentially worsening economic conditions, or as a result of incorrect assumptions by management in determining the allowance for loan losses. Our regulators, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to increase our allowance for loan losses by making additional provisions for loan losses charged as an expense, or to decrease our allowance for loan losses by recognizing loan charge-offs, net of recoveries. Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our financial condition and results of operations.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition.

At December 31, 2011, nonperforming loans were 1.85% of the total loan portfolio, and 1.20% of total assets. Nonperforming assets adversely affect our earnings in various ways. Until economic and market conditions improve, we may incur losses relating to an increase in nonperforming assets. We do not record interest income on non-accrual loans or other real estate owned, thereby adversely affecting our income, and increasing our loan administration costs. Upon foreclosure or similar proceedings, we record the repossessed asset at the estimated fair value, less costs to sell, which may result in a loss. An increase in the level of nonperforming assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the increased risk profile. While we reduce problem assets through collection efforts, asset sales, workouts, restructurings and otherwise, decreases in the value of the underlying collateral or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, our results of operations and our financial condition.

In addition, the resolution of nonperforming assets requires significant commitments of time from management and our directors, which can hinder the performance of their other responsibilities. If the current economic and market conditions persist or worsen, it is possible that we will experience future increases in nonperforming assets, particularly if we are unsuccessful in our efforts to reduce our classified assets, which would have an adverse effect on our business.

We may be required to make additional provisions for loan losses and charge off additional loans in the future, which could adversely affect our results of operations.

For the year ended December 31, 2011, we recorded a $4.6 million provision for loan losses, charged-off $4.5 million of loans, and recovered $1.6 million of loans. At December 31, 2011, we had $459.5 million in commercial and residential real estate loans and $7.2 million in construction loans, of which $12.0 million were on non-accrual. Construction loans and commercial real estate loans comprise a substantial portion of our nonperforming assets. Deterioration in the real estate market in Guam, San Francisco and the Commonwealth of the Northern Mariana Islands could affect the ability of our loan customers to service their debt, which could result in additional loan charge-offs and provisions for loan losses in the future, and could have a material adverse effect on our financial condition, results of operations and capital.

Our business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance.

Our earnings and cash flows are highly dependent upon net interest income. Net interest income is the difference between interest income earned on interest-bearing assets, such as loans and securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. Our net interest income (including net interest spread and margin) and ultimately our earnings are impacted by changes in interest rates and monetary policy. Changes in interest rates and monetary policy can impact the demand for new loans, the credit profile of our borrowers, the yields earned on loans and securities, and rates paid on deposits and borrowings. Given our current volume and mix of interest-bearing liabilities and interest-earning assets, we would expect our interest rate spread (the difference in the rates paid on interest-bearing liabilities and the yields earned on interest-earning assets) as well as net interest income to increase if interest rates rise and, conversely, to decline if interest rates fall. Additionally, increasing levels of in-market and out-of-market competition in the banking and financial services business may decrease our net interest spread as well as net interest margin by forcing us to offer lower lending interest rates and pay higher deposit interest rates. Although we believe our current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates (such as a sudden and substantial increase in Prime and Fed

Funds rates) as well as increasing competition may require us to increase rates on deposits at a faster pace than the yield we receive on interest-earning assets increases. The impact of any sudden and substantial move in interest rates and/or increased competition may have an adverse effect on our business, financial condition and results of operations, as our net interest income may be adversely affected.

Additionally, a sustained decrease in market interest rates could negatively affect our earnings. When interest rates decline, borrowers tend to refinance higher-rate, fixed-rate loans at lower rates, prepaying their existing loans. Under those circumstances, we would not be able to reinvest those prepayments in assets earning interest rates as high as the rates on the prepaid loans. In addition, our commercial loans, which carry variable interest rates that generally adjust in accordance with changes in the prime rate, will adjust to lower rates. Because of this, we have established minimum interest rates on those loans to mitigate our interest rate risk and potential reductions in income.

We are also significantly affected by the level of loan demand available in our market. The inability to make sufficient loans directly affects the interest income we earn. Lower loan demand will generally result in lower interest income realized as we place funds in lower yielding investments.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downturn in markets in which our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole.

If we lost a significant portion of our low-cost deposits, it would negatively impact our liquidity and profitability.

Our profitability depends in part on our success in attracting and retaining a stable base of low-cost deposits. At December 31, 2011, 27% of our deposit base was comprised of noninterest-bearing deposits. While we generally do not believe these core deposits are very sensitive to interest rate fluctuations, the competition for these deposits in our markets is strong. If we were to lose a significant portion of our low-cost deposits, it could negatively impact our liquidity and profitability.

We borrow from the Federal Home Loan Bank, and there can be no assurance their programs will continue in their current manner.

We utilize the Federal Home Loan Bank of Seattle for term advances; we also borrow from correspondent banks under our Fed Funds lines of credit from time to time, primarily to test the continuing availability of those lines. The amount loaned to us is generally dependent on the value of the collateral pledged. These lenders could reduce the percentages loaned against various collateral categories, could eliminate their acceptance of certain types of collateral, and could otherwise modify or even terminate their loan programs, particularly to the extent they are required to do so because of capital adequacy or other balance sheet concerns. Any change or termination of the programs under which we borrow from the Federal Home Loan Bank of Seattle or correspondent banks could have an adverse effect on our liquidity and profitability.

Our results of operations may be adversely affected by other-than-temporary impairment charges relating to our securities portfolio.

We may be required to record future impairment charges on our securities, including our stock in the Federal Home Loan Bank of Seattle, if they suffer declines in value that we consider other-than-temporary. Numerous factors, including the lack of liquidity for re-sale of certain securities, the absence of reliable pricing information for securities, adverse changes in the business climate, adverse regulatory actions or unanticipated changes in the competitive environment, could have a negative effect on our securities portfolio in future periods. Significant impairment charges could also negatively impact our regulatory capital ratios and result in the Bank not being classified as “well-capitalized” for regulatory purposes.

We may need to raise additional capital in the future and such capital may not be available when needed or at all.

We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet regulatory requirements, our commitments or our business needs. Our ability to raise additional capital, if needed, will depend, among other things, on conditions in the capital markets at that time, which are outside of our control, and our financial performance. The recent loss of confidence in financial institutions may increase our cost of funding and limit our access to some of our customary funding sources, including, but not limited to, inter-bank borrowings and borrowings from the discount window of the Federal Reserve.

We cannot assure you that such capital will be available to us on acceptable terms or at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt purchasers, depositors of the Bank or counterparties participating in the capital markets may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. An inability to raise additional capital on acceptable terms when needed could have a material adverse effect on our business, financial condition and results of operations.

We must effectively manage our growth strategy.

As part of our general growth strategy, we may expand into additional communities or attempt to strengthen our position in our current markets by opening new offices. To the extent that we are able to open additional offices, we are likely to temporarily experience the effects of higher operating expenses relative to operating income from the new operations for a period of time, which may have an adverse effect on our levels of reported net income, return on average equity and return on average assets. Our current growth strategies involve internal growth from our current offices and the addition of new offices over time, so that the additional overhead expenses associated with recent openings are absorbed prior to opening other new offices.

We have a nominal amount of deferred tax asset and cannot assure that it will be fully realized.

Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and tax basis of assets and liabilities computed using enacted tax rates. If we determine that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we are required under generally accepted accounting principles to establish a full or partial valuation allowance. If we determine that a valuation allowance is necessary, we are required to incur a charge to operations. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our net deferred tax asset will be realized. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. At December 31, 2011, we had a net deferred tax asset of $3.7 million. For the year ended December 31, 2011, we established a partial valuation allowance of $2.8 million to reduce the deferred tax asset because, in management’s opinion, it is more likely than not that the only the remaining $3.7 million will be realized. If we were to determine at some point in the future that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we would be required, under generally accepted accounting principles, to establish a full or increase any partial valuation allowance, which would require us to incur a charge to operations for the period in which the determination was made.

We face strong competition from financial service companies and other companies that offer banking services.

We face substantial competition in all phases of our operations from a variety of different competitors. Our competitors, including larger commercial banks, community banks, savings and loan associations, credit unions, consumer finance companies, insurance companies, brokers, investment advisors and other financial institutions, compete with the lending and deposit-gathering services we offer. Increased competition in our markets may result in reduced loans and deposits.

Many of these competing institutions have much greater financial and marketing resources than we have. Due to their size, many competitors can achieve larger economies of scale in a broader range of products and services than we can. If we are unable to offer competitively priced products and services, our business may be negatively affected.

Some of the financial services organizations with which we compete are not subject to the same degree of regulation as is imposed on bank holding companies and federally insured financial institutions, and are not subject to increased supervisory oversight arising from regulatory examinations. As a result, these non-bank competitors have certain advantages over us in accessing funding and in providing various services. The banking business in our primary market areas is very competitive, and the level of competition facing us may increase further, which may limit our asset growth and financial results.

In the future, the Bank and/or the Company may become subject to supervisory actions and/or enhanced regulation that could have a material adverse effect on our business, operating flexibility, financial condition and the value of our common stock.

Under federal, state and local laws and regulations pertaining to the safety and soundness of insured depository institutions, various state or local regulators (for non-federally chartered banks), the Federal Reserve Board (for bank holding companies and member banks), the local financial industry regulators of the various jurisdictions in which the Bank operates and, separately, the FDIC as the insurer of bank deposits, each have the authority to compel or restrict certain activities on our part if they determine that we have insufficient capital or are otherwise operating in a manner that may be deemed to be inconsistent with safe and sound banking practices. Under their respective authority, our bank regulators can require us to enter into informal or formal enforcement orders, including board resolutions, memoranda of understanding, written agreements, and consent or cease and desist orders, pursuant to which we may be required to take identified corrective actions to address cited concerns or to refrain from taking certain actions. Neither the Bank nor the Company is currently operating under any regulatory enforcement orders.

Technology is continually changing and we must effectively implement new technologies.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables us to reduce costs. Our future success will depend in part upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy their demands for convenience, as well as to create additional efficiencies in our operations as we continue to grow and expand our geographic and product markets. In order to anticipate and develop new technology, we employ a qualified staff of internal information system specialists and consider this area a core part of our business. We do not develop our own software products, but have been able to respond to technological changes in a timely manner through association with leading technology vendors. We must continue to make substantial investments in technology which may affect our results of operations. If we are unable to make such investments, or we are unable to respond to technological changes in a timely manner, our operating costs may increase, which could adversely affect our operating results.

System failure or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities.

The computer systems and network infrastructure we use could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect our computer equipment against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Any damage or failure that causes an interruption in our operations could have a material adverse effect on our financial condition and results of operations. Computer break-ins and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and may cause existing and potential customers to refrain from doing business with us. We employ external auditors to conduct auditing and testing for weaknesses in our systems, controls, firewalls and encryption to reduce the likelihood of any security failures or breaches, as well as both internal and external monitoring systems to detect and report any attempt to overcome our electronic defenses. Although we, with the help of third-party service providers and auditors, intend to continue to implement effective security technology and establish operational procedures to prevent such damage, there can be no assurance that these security measures will ultimately be successful. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to encrypt and protect customer transaction data. A failure of such security measures could have a material adverse effect on our financial condition and results of operations.

Managing operational risk is important to attracting and maintaining customers, investors and employees.

Operational risk represents the risk of loss resulting from our operations, including but not limited to, the risk of fraud by employees or persons outside the Bank, the execution of unauthorized transactions by employees, transaction processing errors and breaches of the internal control system, and of compliance requirements. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation, and customer attrition due to potential negative publicity. Operational risk is inherent in all business activities and the management of this risk is important to the achievement of our business objectives. In the event of a breakdown in our internal control system, improper operation of systems or improper employee actions, we could suffer financial loss, face regulatory action and suffer damage to our reputation. We have a stringent code of ethics and attendant procedures in place to protect our reputation and promote ethical conduct, but these policies and procedures might not be fully effective. Negative publicity regarding our business, employees, or customers, with or without merit, may result in the loss of customers, investors and employees, costly litigation, a decline in revenues and increased governmental regulation.

We are dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect our prospects.

Competition for qualified employees and personnel in the banking industry is intense and there is a limited number of qualified persons with knowledge of, and experience in, the Western Pacific community banking industry. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing and technical personnel, and upon the continued contributions of our management and personnel. In particular, our success has been and continues to be highly dependent upon the abilities of key executives, including our Chief Executive Officer, our Chief Operating Officer, our Chief Financial Officer, and certain other key employees.

Severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact our business

Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. For example, our primary market areas in Guam and the CNMI are subject to typhoons, earthquakes and wildland fires. Operations in our market could be disrupted by both the evacuation of large portions of the population as well as damage and/or lack of access to our banking and operational facilities. While we have experienced severe weather and strong earthquakes in the past and resumed our operations promptly, a recurrence of these, along with acts of war, terrorism or other adverse external events, may occur in the future. Although management has established a business continuity plan, disaster recovery policies and corresponding procedures, the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

Risks Related to Our Securities

The price of our common stock may fluctuate significantly, and this may make it difficult for stockholders to resell shares of common stock at times or at prices they find attractive.

The Company common stock is traded in the Over-the-Counter market under the symbol “BKGM.” The trading volume has historically been substantially less than that of larger financial services companies. This may make it difficult for stockholders to resell shares of common stock at times or at prices they find attractive. Stock price volatility may also make it more difficult to sell common stock quickly and at attractive prices.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

Our properties consist primarily of leased office facilities for our branch offices. Our headquarters facility, which we own, consists of 74,240 square feet in Hagåtña, Guam. We also own the buildings of our Santa Cruz branch in Guam and Garapan branch in Saipan in the CNMI, which comprise 41,660 square feet in total. These branch buildings are situated on leased land. We believe our facilities are in excellent condition and suitable for the conduct of our business.

For additional information on operating leases and rent expense, see Note 16 to the Consolidated Financial Statements

ITEM 3.	Legal Proceedings

We are party to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business, including proceedings and claims that relate to acquisitions we have completed or to companies we have acquired or are attempting to acquire. While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any of these claims or any of the above mentioned legal matters will have a materially adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4.	Mine Safety Disclosures

None.

PART II

ITEM 5.	Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Market and Dividend Information

The Company’s common stock is traded through the OTC Bulletin Board and is quoted under the symbol “BKGM.” Transactions of the Company’s common stock through private negotiated sales are also facilitated with the assistance of the Bank’s Trust Department. Management is not aware of any securities dealers which actively make a market in the Company’s common stock. No assurance can be given that an active trading market will be sustained for the common stock at any time in the future. The following table sets forth high and low sale price for the common stock for the periods indicated, along with cash dividend payments for each of the quarters presented. The stock prices in the table are based upon information provided by the Bank’s Trust Department, and are derived from private sales executed through the Bank’s Trust Department, and sales through the OTC Bulletin Board.

	Stock Price		Dividend Per Share
Quarter	High	Low
Year ended December 31, 2011
Fourth Quarter	$12.00	$8.00	$0.125
Third Quarter	$15.00	$6.20	$0.125
Second Quarter	$11.00	$5.00	$0.125
First Quarter	$12.00	$9.00	$0.125

Year ended December 31, 2010
Fourth Quarter	$15.00	$5.00	$0.125
Third Quarter	$11.00	$8.50	$0.125
Second Quarter	$12.50	$8.00	$0.125
First Quarter	$25.00	$7.50	$0.125

As of March 15, 2012, there were approximately 4,326 holders of record of common stock. There are no other classes of common equity or other types of stock outstanding.

Dividend Policy

At its discretion, the Board of Directors of the Bank declares dividends to the Company on a quarterly basis. Since its inception, the Company has passed these dividends through to its stockholders, but the Board of Directors of the Company reserves the option of retaining some of this dividend income for its own operations and prospective investments.

The amount of future dividends will depend upon our earnings, financial condition, capital requirements and other factors, and will be determined by our Board of Directors on a quarterly basis. It is the policy of the Federal Reserve Board that bank holding companies generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. It is also the policy of the Federal Reserve Board that bank holding companies not maintain dividend levels that undermine the holding company’s ability to be a source of strength to its banking subsidiaries. Additionally, in consideration of the current financial and economic environment, the Federal Reserve Board has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. Under the federal Prompt Corrective Action regulations, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company is undercapitalized, and the FDIC may prohibit a non-member bank from paying any dividends if the bank is undercapitalized.

As a holding company, our ability to pay cash dividends is affected by the ability of our bank subsidiary, the Bank, to pay cash dividends. The ability of the Bank (and our ability) to pay cash dividends in the future and the amount of any such cash dividends is and could be in the future further influenced by bank regulatory requirements and approvals and capital guidelines. Funds for payment of any cash dividends by the Company would be obtained from its investments as well as dividends from the Bank. The decision whether to pay dividends will be made by our Board of Directors in light of conditions then existing, including factors such as our results of operations, financial condition, business conditions, regulatory capital requirements and covenants under any applicable contractual arrangements, including agreements with regulatory authorities.

Securities Authorized For Issuance Under Equity Compensation Plans

The material set forth in Note 14 of Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K is incorporated herein by reference.

	At December 31, 2011
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,820,274	$8.50	126,334

Equity compensation plans not approved by security holders	- 0 -	- 0 -	- 0 -
Total	1,820,274	$8.50	126,334

ITEM 6.	Selected Financial Data

For the years ended December 31,	2011	2010	2009	2008	2007
	(Dollar and Share Amounts in Thousands, Except Per Share Data)
INCOME STATEMENT DATA:
Interest income	$51,280	$49,417	$49,624	$50,021	$54,269
Interest expense	5,615	6,028	9,025	9,843	12,422

Net interest income before provision for loan losses	45,665	43,389	40,599	40,178	41,847
Provision for loan losses	4,617	3,125	2,550	2,400	929

Net interest income after provision for loan losses	41,048	40,264	38,049	37,778	40,918
Noninterest income	12,597	12,245	12,154	10,718	9,986
Noninterest expense	47,153	43,073	42,774	39,878	38,794

Income before income taxes	6,492	9,436	7,429	8,618	12,110
Income tax expense	758	2,344	1,928	2,409	3,622

Net income	$5,734	$7,092	$5,501	$6,209	$8,488

PER COMMON SHARE DATA:
Basic net income (1)	$0.65	$0.81	$0.63	$0.72	$0.99
Diluted net income (2)	$0.54	$0.79	$0.62	$0.70	$0.96
Book value per common share(3)	$10.14	$9.68	$9.33	$9.38	$9.13

Weighted average number of shares outstanding — basic	8,752	8,721	8,681	8,642	8,615
Weighted average number of shares outstanding — diluted	10,572	8,952	8,915	8,868	8,831
Shares outstanding at period end	8,779	8,715	8,670	8,636	8,602

BALANCE SHEET DATA:
Securities	$221,551	$221,876	$278,891	$209,339	$286,836
Net loans	$728,198	$611,139	$550,297	$515,168	$445,842
Allowance for loan losses	$11,101	$9,408	$8,895	$9,943	$9,000
Goodwill and other intangible assets	$783	$783	$783	$783	$783
Total assets	$1,139,964	$990,601	$940,572	$858,277	$829,282
Total deposits	$1,038,339	$889,275	$811,894	$739,663	$736,164
Subordinated debt	$0	$0	$0	$0	$0
Federal home loan bank advance & note payable	$10,200	$15,000	$35,000	$35,000	$10,000

Total stockholders’ equity	$89,036	$84,352	$80,895	$81,014	$78,564

SELECTED PERFORMANCE RATIOS:(5)
Return on average assets	0.54%	0.72%	0.57%	0.70%	1.04%

Return on average equity	6.58%	8.48%	6.71%	7.95%	11.27%

Net interest margin	4.65%	5.03%	4.60%	4.88%	5.57%

CAPITAL RATIOS:
Total risk-based	15.31%	13.76%	14.95%	15.66%	17.57%
Tier 1 risk-based	14.25%	12.21%	13.70%	14.41%	16.32%
Tier 1 leverage	7.87%	8.52%	8.07%	9.25%	9.26%

ITEM 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of the Company and its wholly-owned subsidiary, the Bank. This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of operations. This discussion and analysis should be read in conjunction with our consolidated financial statements and the accompanying notes presented elsewhere in this Annual Report.

Executive Summary

This summary is intended to identify the most important matters on which management focuses when it evaluates the financial condition and performance of the Bank. When evaluating financial condition and performance, management looks at certain key metrics and measures. The Bank’s evaluation includes comparisons with peer group financial institutions and its own performance objectives established in internal planning processes.

The primary activity of the Bank is commercial banking, as it has been since the Bank opened in Guam in 1972. The Company’s operations are located entirely in the U.S. territories, the U.S.-affiliated nations of the western Pacific, and in the San Francisco Bay area of California. The largest community in the Bank’s western Pacific market is Guam, followed by the Commonwealth of the Northern Mariana Islands. The market includes a number of transportation-, travel- and tourism-related companies in the region, as well as substantial U.S. Department of Defense activities in Guam. The Company’s customers are primarily transnational corporations, governments, closely-held businesses and individuals.

During 2011, there were several significant events that impacted the Company’s financial condition and operations:

•

On March 11, the triple catastrophe of an earthquake, tsunami and nuclear power plant meltdown in Japan converged to cause a virtual collapse of the tourism industry throughout the region, where Japanese vacationers had provided the vast majority, approximately 80%, of visitors. The dropout in Japanese arrivals eliminated a significant portion of the jobs in the visitor industry, leading to amplification through the employment multiplier, and ultimately resulted in the loss of more than 3% of Guam’s gross domestic product.

•

Some six weeks later, three U.S. Senators began to question the wisdom and fiscal impacts of some $20 billion in construction and related projects to support the relocation of 8,600 active duty military personnel and their estimated 9,000 dependents from Okinawa, Japan, to Guam. Although it had been widely anticipated that at least $800 million in contracts would be let by the end of the fiscal year, only approximately $130 million actually emerged. As a result, many large U.S. and foreign firms began to repatriate their investments and resources, causing a further decline in Guam’s and the region’s economic prospects. The loss of confidence led to a severe reduction in loan demand among businesses and hesitation among consumers to borrow and to spend. Even before the impacts of Japan’s crises fully developed, Guam’s unemployment rate rose to 13.3%, which indicates the recessionary pressures that had been growing over the preceding years.

•

Later in the year, the government of Guam issued $235 million in municipal bonds to complete its obligations under a court decision to provide cost-of-living adjustments to retirees, past-due contributions to the GovGuam Retirement Fund, a reserve for income tax refunds for hardship cases and the remainder of approximately $171 million for overdue income tax refunds. The Bank serves as both trustee for the bonds and depositary for their proceeds and repayment. This relatively massive injection of funds into the community helped to spur commercial activity, and also came at a time when Guam’s visitor industry was beginning to show signs of revival. The disbursement also resulted in a substantial increase in the Bank’s deposit base.

•

Late in the year, the Bank purchased $100.3 million of mortgage and consumer loans from Wells Fargo Financial’s operations in Guam and the Northern Mariana Islands at a modest discount and with a loss-sharing arrangement. If the Bank has credit losses, net of recoveries, of greater than 0.50% of the remaining portfolio in any given year, Wells Fargo Finance will cover those net losses in an amount up to $320 thousand per year for five years. This transaction allowed the conversion of relatively low-yielding U.S. agency and other securities holdings into the much higher yielding loan portfolio. This single transaction realigned the structure of the Bank’s assets and is expected to support a significant increase in gross and net revenues over the next several years.

For the year ended December 31, 2011, net income was $5.7 million, or $0.54 per diluted common share. For the year ended December 31, 2010, net income was $7.1 million, or $0.79 per diluted common share. For the year ended December 31, 2009, net income was $5.5 million, or $0.62 per diluted common share.

The annualized return on average assets and average equity for the year ended December 31, 2011 were 0.54% and 6.58%, respectively, compared to 0.72% and 8.48%, respectively, for 2010, and 0.57% and 6.71%, respectively, for 2009.

The following are major factors that impacted the Company’s results of operations:

•

Net interest income increased 5% to $45.7 million for the year ended December 31, 2011, from $43.4 million for the year ended December 31, 2010, primarily due to an increase in interest income and a reduction in interest expenses. Net interest income increased 7% to $43.4 million for the year ended December 31, 2010, from $40.6 million for the year ended December 31, 2009, primarily due to the decrease in interest expense.

•

The net interest margin decreased 38 basis points to 4.65% for the year ended December 31, 2011, compared with 5.03% for the year ended December 31, 2010. The decrease in the net interest margin for 2011 compared to 2010 was primarily due to a 51 basis point decrease in the yields on loans, interest-bearing deposits in banks and securities, and was only partially offset by a 10 basis point decrease in rates paid on deposits and other borrowings. The net interest margin increased by 43 basis points to 5.03% for the year ended December 31, 2010, compared with 4.60% for the year ended December 31, 2009. The increase in the net interest margin for 2010 compared to 2009 was primarily due to a 43 basis points decrease in rates paid on deposits.

•

The provision for loan losses was $4.6 million for the year ended December 31, 2011, compared to $3.1 million for the year ended December 31, 2010, and $2.6 million for the year ended December 31, 2009. The increase in the 2011 provision for loan losses compared to 2010 reflects the growth in the size of the loan portfolio during the year, including the expansion in the San Francisco commercial portfolio and the Wells Fargo portfolio acquisition, with its moderately higher risks, as well as management’s assessment of economic conditions. The increase in the provision for loan losses in 2010 compared to 2009 reflects a higher volume of classified and nonperforming loans and an increase in loan charge-offs caused by challenging conditions in commercial lending, turmoil in the financial markets, and the prolonged downturn in the overall economy.

•

Noninterest income increased by 3%, to $12.6 million, for the year ended December 31, 2011, from $12.2 million for the year ended December 31, 2010. The increase in noninterest income in 2011 compared to 2010 was primarily due to a $1.1 million gain from the sale of assets, the additional $0.2 million in service charges and fees and $0.3 million in other income in 2011, offset by a $1.3 million reduction in gains on the sale of securities. Noninterest income increased by 0.8% in 2010 to $12.2 million, compared to $12.2 million in 2009, primarily as a result of increases in cardholder income, telegraphic and cable fees, and trust fees, offset by a reduction in gains on the sale of investment securities.

•

Noninterest expense was $47.2 million for the year ended December 31, 2011, compared to $43.1 million for the year ended December 31, 2010, an increase of 9%, primarily due to an increase in personnel costs and in general, administrative and other expenses. Noninterest expense increased to $43.1 million in the year ended December 31, 2010, from $42.8 million for the year ended December 31, 2009, primarily due to higher personnel, occupancy and professional service expenses, offset by a reduction in furniture and equipment expenses, lower FDIC deposit insurance costs and a reduction in general, administrative and other expenses.

•

The 19% reduction of net income in 2011 compared to 2010 was primarily due to the $3.5 million increase in salaries and employee benefits and the increase of $0.8 million in general, administrative and other expenses, offset partially by increases of $784 thousand in net interest income after provisions and of $352 thousand in non-interest income, but primarily by a reduction of $1.6 million in income taxes. The 29% increase in net income from 2009 to 2010 was primarily due to the $2.2 million increase in net interest income after provisions and $91 thousand in non-interest income, offset by an increase of $299 thousand in noninterest expenses and $416 thousand in income taxes.

The following are important factors in understanding our current financial condition and liquidity position:

•

Cash, Federal Funds sold, interest-bearing deposits in other financial institutions, and investment securities available-for-sale and held-to-maturity collectively increased by 9%, to $350.5 million, at December 31, 2011, from $322.3 million at December 31, 2010. The increase in liquid assets is primarily due to a $149.4 million growth in deposits, offset by a $117.1 million increase in net loans.

•

Total loans, net of deferred fees and the allowance for loan losses, increased $117.1 million, or 19%, to $728.2 million at December 31, 2011, compared to $611.1 million at December 31, 2010. Commercial loans increased $20.8 million to $437.3 million at December 31, 2011 from $416.5 million at December 31, 2010. In addition, consumer loans, including residential mortgage loans, increased $98.0 million, to $303.5 million, at December 31, 2011, from $205.4 million at December 31, 2010.

•	Classified loans decreased to $33.9 million at December 31, 2011, compared to $59.3 million at December 31, 2010.

•	The allowance for loan losses at December 31, 2011, was $11.1 million, or 1.50% of total loans. The allowance for loan losses for December 31, 2010, was $9.4 million, or 1.51% of total loans.

•	Nonperforming loans decreased $224 thousand to $13.7 million, or 1.85% of total loans, at December 31, 2011, from $13.9 million, or 2.24% of total loans, at December 31, 2010.

•	Net loan charge-offs were $2.9 million for the year ended December 31, 2011, as compared to the $2.6 million in net charge-offs for the year ended December 31, 2010.

•

The ratio of noncore funding of $59.9 million (which consists of time deposits $100,000 and over and short-term borrowings) to total assets was 5.26% at December 31, 2011, compared to $84.5 million, or 8.53% of total assets, at December 31, 2010.

•	The loan-to-deposit ratio increased to 71.2% at December 31, 2011, as compared to 69.8% at December 31, 2010.

•

Capital ratios substantially exceed regulatory requirements for a well-capitalized financial institution, both at the Company level and in the Bank. The leverage ratio at the Company was 7.87%, with a Tier 1 risk-based capital ratio of 14.25%, and a total risk-based capital ratio of 15.31% at December 31, 2011. The leverage ratio for the Bank was 8.52%, with a Tier 1 risk-based capital ratio of 12.21%, and a total risk-based capital ratio of 13.76% at December 31, 2010. The regulatory well-capitalized guidelines are a minimum of a 5% leverage ratio, a 6% Tier 1 risk-based capital ratio, and a 10% total risk-based capital ratio. The decrease in the ratios from December 31, 2010, to December 31, 2011, was due to the conversion of lower-risk securities to loans that carry a higher risk.

Deposits

The composition and cost of the Bank’s deposit base are important in analyzing the Bank’s net interest margin and balance sheet liquidity characteristics. The Bank’s depositors are generally located in its primary market area. Depending on loan demand and other funding requirements, the Bank also attracts deposits through its interest rate pricing. The Bank monitors all deposits that may be sensitive to interest rate changes to help ensure that liquidity risk does not become excessive due to deposit migration. Deposits at December 31, 2011, were $1.04 billion, compared to $889.3 million at December 31, 2010. This 16.8% increase is primarily due to an injection of funding into the Guam market by the issuance of a $235 million municipal bond by the government of Guam, which was largely distributed to taxpayers and government retirees in the form of overdue tax refunds and Cost-of-Living Adjustments, respectively.

The Bank does not currently accept brokered deposits because it already maintains ample liquidity, but may do so in the future.

Liquidity

Our liquidity position refers to our ability to maintain cash flows sufficient to fund operations and to meet obligations and other commitments in a timely fashion. We believe that the Bank’s liquidity position is more than sufficient to meet our operating expenses, borrowing needs and other obligations for 2012. Our liquidity has increased significantly as we shifted from longer-duration, Held-To-Maturity securities in our investment portfolio to shorter-duration, Available-For-Sale investments as a defensive measure due to historically low interest rates and yields. At December 31, 2011, we had $131.0 million in cash and cash equivalents and approximately $86.8 million in available borrowing capacity from various sources, including the Federal Home Loan Bank (“FHLB”), the Federal Reserve Bank of San Francisco (“FRB”), and Federal Funds facilities with several financial institutions. The Bank also had $128.0 million in unpledged securities available at December 31, 2011. Our loan-to-deposit ratio increased to 71.2% at December 31, 2011, compared to 69.8% at December 31, 2010, as our net loans increased by 19.2% and our deposits grew by 16.8%.

Lending

Our loans originate almost entirely through the branch offices located in our primary market. As the Bank has approached a saturation point in our primary service area, we have expanded our activities in California, through our branch in San Francisco. In December 2011, we purchased $100.3 million in consumer and mortgage loans from Wells Fargo Financial as they wind down their activities in Guam and in Saipan in the Northern Mariana Islands. The total loan portfolio remains well diversified with commercial and industrial loans accounting for 20% of the portfolio at December 31, 2011. Commercial real estate loans accounted for 38% of the total loan portfolio at December 31, 2011. Construction loans decreased from 2% of the portfolio at December 31, 2010, to 1% at December 31, 2011. Residential mortgages and other consumer-related loans accounted for the remaining 41% of total loans at December 31, 2011. The increase in gross loans in 2011 compared to 2010 was primarily due to the purchase of the Wells Fargo Financial portfolio and expansion in our lending in California. The Bank also services $185 million in loans sold to the Federal Home Loan Mortgage Corporation. The Bank exercises careful selectivity with respect to the types of loans it chooses to originate.

Net Interest Income

The management of interest income and expense is fundamental to the performance of the Company and the Bank. Net interest income, the difference between interest income and interest expense, is the largest component of the Bank’s total revenue. Management closely monitors both total net interest income and the net interest margin (net interest income divided by average earning assets).

The Bank, through its asset and liability management policies and practices, as overseen by its Asset and Liability Committee, seeks to maximize net interest income without exposing itself to an excessive level of interest rate risk. Interest rate risk is managed by monitoring the pricing, maturity and repricing options of all classes of interest bearing assets and liabilities. This is discussed in more detail under Liquidity and Asset/Liability Management. In addition, we believe there are measures and initiatives we can take to improve the net interest margin, including increasing loan rates, maintaining floors on floating rate loans, reducing nonperforming assets, managing deposit interest rates and reducing higher-cost deposits.

From January 22, 2008, through December 16, 2008, the Federal Reserve’s Open Market Committee reduced short-term interest rates by 325 basis points in response to the credit crisis and economic downturn that resulted from the collapse in the U.S. housing market and the subsequent global recession. The target Federal Funds Rate in the range of 0.00% to 0.25% remains in effect, and has been reinforced by massive purchases of financial assets by the Federal Reserve in its program of quantitative easing. The decrease in short-term rates immediately affected the rates applicable to many of the Bank’s loans. While the decrease in interest rates also lowered the cost of interest bearing deposits, which represents the Bank’s primary funding source, these deposits tend to re-price more slowly than floating rate loans. The rapid, substantial drop in short-term interest rates, including the prime rate, has significantly compressed the Bank’s net interest margin.

Management of Credit Risk

We continue to proactively identify, quantify and manage our problem loans. Early identification of problem loans and potential future losses helps enable us to resolve credit issues with potentially less risk and lower ultimate losses. We maintain an allowance for loan losses in an amount that we believe is adequate to absorb probable incurred losses in the portfolio. While we strive to carefully monitor and manage credit quality and to identify loans that may be deteriorating, circumstances can change at any time that may result in future losses for loans included in the portfolio, that as of the date of the financial statements have not yet been identified as potential problem loans. Through established credit practices, we adjust the allowance for loan losses accordingly. However, because future events are uncertain, there may be loans that deteriorate, some of which could occur in an accelerated time frame. As a result, future additions to the allowance may be necessary. Because the loan portfolio contains a number of commercial loans, commercial real estate and construction loans with relatively large balances, deterioration in the credit quality of one or more of these loans may require a significant increase to the allowance for loan losses. Future additions to the allowance may also be required based on changes in the financial condition of borrowers, such as have resulted due to the current economic conditions. Additionally, federal and local banking regulators throughout our market area, as an integral part of their supervisory function, periodically review our allowance for loan losses. These regulatory agencies may require us to recognize further loan loss provisions or charge-offs based upon their judgments, which may be different from ours. Any increase in the allowance for loan losses would have an adverse effect, which may be material, on our financial condition and results of operation.

Further discussion of the management of credit risk appears under “Provision for Loan Losses” and “Allowance for Loan Losses.”

Non-Interest Income

While net interest income remains the largest single component of total revenues, non-interest income is an important component, as well. In total, the Bank received $12.6 million in non-interest income during 2011, an increase from the $12.2 million recorded for 2010 and for 2009. This increase is due in part to the Bank’s sale of assets that resulted in a net $2.4 million gain for 2011. The Bank’s sale of assets in 2010 resulted in a $2.6 million gain, and the Bank realized a $2.7 million gain in 2009.

During 2011, the Bank received $1.3 million in income from merchants for credit and debit card processing, essentially the same as the $1.3 million in income from that source in 2010, but an increase from the $1.2 million received in 2009. In addition, the Bank received $1.6 million in income from its cardholders during 2011, an increase from the $1.5 million received in 2010 and the $1.3 million received during 2009.

Non-Interest Expense

Management considers the control of operating expenses to be a critical element of the performance of the Company and the Bank. Over the last several quarters, the Bank has undertaken several initiatives to contain its non-interest expense and improve its efficiency. Nevertheless, total non-interest expense was $47.2 million for year ended December 31, 2011, compared to $43.1 million for year ended December 31, 2010. This increase was largely the result of upgrades in the Bank’s branches, growing compliance costs and the expansion in the volume of our business. Operating expense increased by $4.1 million for the year ended December 31, 2011, compared to the year ended December 31, 2010, primarily due to a $3.5 million increase in salaries and employee benefits expense and an increase in general, administrative and other expenses of $781 thousand, partially offset by a $175 thousand reduction in furniture and equipment expense and a decrease of $278 thousand in FDIC insurance assessments.

Capital Management

As part of its asset and liability management process, the Company continually assesses its capital position to take into consideration growth, expected earnings, risk profile and potential corporate activities that it may choose to pursue.

During the past several years, the Bank’s principal source of increases in capital has been retained earnings, supplemented by stock purchases through our 2001 Non-Statutory Stock Option Plan, which expired in 2011. Since the expiration of the option plan, the Company has instituted a new Employee Stock Purchase Plan, but has not issued any shares under the new plan. See Note 14 of Notes to Consolidated Financial Statements in Item 15 of this Annual Report.

The Bank remains “well capitalized” by all three regulatory measures of capital adequacy, and has developed a plan for capital acquisition should the need arise.

Results of Operations

The Bank earns income from two primary sources. The first is net interest income, which is interest income generated by earning assets less interest expense on interest-bearing liabilities. The second is non-interest income, which primarily consists of service fees and charges, net investment securities gains, income from merchants for processing credit and debit card transactions, and non-interest income from holders of the Bank’s credit cards. The majority of the Company’s noninterest expenses are operating costs that relate to providing a full range of banking services to our customers.

Net Interest Income and Net Interest Margin

The level of net interest income depends on several factors in combination, including earning assets, yields on earning assets, the cost of interest-bearing liabilities, and the relative volumes of earning assets and interest-bearing liabilities. To maintain its net interest margin, the Bank must manage the relationship between interest earned and interest paid.

The following Distribution, Rate and Yield table presents the average amounts outstanding for the major categories of the Company’s balance sheet, the average interest rates earned or paid thereon, and the resulting net interest margin on average interest earning assets for the periods indicated. Average balances are based on monthly averages.

Distribution, Rate and Yield

	Years Ended December 31,
	2011			2010			2009
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
Interest earning assets:
Interest earning deposits in banks¹	$75,320	$422	0.56%	$28,662	$593	2.07%	$17,326	$477	2.75%
Federal Funds sold	6,667	9	0.13%	11,635	13	0.11%		46	0.15%
Investment Securities²	264,634	5,834	2.20%	223,352	5,605	2.51%	281,339	8,529	3.03%
Loans³	635,176	45,015	7.09%	599,378	43,206	7.21%	553,173	40,572	7.33%

Total earning assets	981,797	51,280	5.22%	863,027	49,417	5.73%	883,408	49,624	5.62%
Noninterest earning assets	82,536			117,342			80,150

Total Assets	$1,064,333			$980,369			$963,558

Interest-bearing liabilities:
Interest-bearing checking accounts	$86,177	$206	0.24%	$75,329	$176	0.23%	$80,857	$191	0.24%
Money market and savings accounts	536,905	4,689	0.87%	492,028	4,688	0.95%	458,827	6,092	1.33%
Certificates of deposit	72,455	289	0.40%	91,885	588	0.64%	111,020	1,636	1.47%
Other borrowings	10,833	431	3.98%	15,833	574	3.63%	31,156	1,104	3.54%

Total interest-bearing liabilities	706,370	5,615	0.79%	675,075	6,026	0.89%	681,860	9,025	1.32%
Noninterest-bearing liabilities	270,816			221,752			199,672

Total Liabilities	977,186			896,827			881,532
Stockholders’ equity	87,147			83,542			82,026

Total Liabilities and Stockholders’ Equity	$1,064,333			$980,369			$963,558

Net interest income		$45,665			$43,389			$40,599

Interest rate spread			4.43%			4.84%			4.30%

Net interest margin			4.65%			5.03%			4.60%

[1]	Includes interest bearing deposit balances we maintain with other financial institutions and the Federal Reserve Bank of San Francisco.
[2]	Includes all investment securities in the Available-for-Sale and the Held-to-Maturity classifications.
[3]	Includes average balances of non-accrual loans.

The Distribution, Rate and Yield table above sets forth the dollar amounts in interest earned and paid for each major category of interest earning assets and interest-bearing liabilities for the noted periods, as well as their respective yields and costs, and the resulting interest rate spreads and net interest margins.

The Bank’s net interest margin, expressed as a percentage of average earning assets, was 4.65% for 2011, down 38 basis points from 5.03% for 2010. The Company’s net interest margin decreased in 2011 as yields on loans, interest-bearing deposits in banks, and securities decreased 51 basis points, while the cost of deposits and borrowing decreased slightly, by 10 basis points. The Bank’s relatively short-term investments allow it to maximize yields on excess liquidity while providing cash flow to support potential loan growth in future periods. The cost of total deposits, including non-interest bearing demand deposits, decreased 10 basis points to 0.79% in 2011 from 0.89% in 2010 as a result of maturing higher-cost wholesale funding and a more cost-effective blend of core deposits.

Net interest income for the year ended December 31, 2011, increased $2.3 million, to $45.7 million, compared to $43.4 million a year ago, primarily due to an increase in interest income derived from the increase in average loan balances, coupled with an increase in income from investment securities and the reduction in interest paid on interest-bearing deposits. Net interest income for 2010 increased by $2.8 million from 2009, primarily due to a $3.0 million reduction in interest paid on deposits and other borrowings. The Bank’s net interest margin was 5.03% in 2010, compared to 4.60% in 2009, an increase of 43 basis points.

A substantial portion of the Bank’s earning assets are variable-rate loans that re-price when the Bank’s reference rate, usually the New York prime lending rate, is changed. This is in contrast to a large base of core deposits that are generally slower to re-price. This causes the Bank’s balance sheet to be asset-sensitive, which means that, all else being equal, net interest margin will be lower during periods when short-term interest rates are falling and higher when rates are rising.

Provision for Loan Losses

Credit risk is inherent in the lending business. The Bank establishes an allowance for loan losses through charges to earnings, which are shown in the statements of income as the provision for loan losses. Specifically identifiable and quantifiable known losses are promptly charged off against the allowance. The provision for loan losses is allocated monthly and evaluated quarterly through a determination of the adequacy of the Bank’s allowance for loan losses, and reset if necessary, charging the shortfall, if any, to the current quarter’s expense. This has the effect of creating variability in the amount and frequency of charges to the Bank’s earnings. The provision for loan losses and level of allowance for each period are dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management’s assessment of the quality of the loan portfolio, the valuation of problem loans and the general economic conditions in the Bank’s market area.

For 2011, the Bank had a provision for loan losses of $4.6 million, compared to a provision for loan losses of $3.1 million for 2010 and $2.6 million for 2009. The increase in the 2011 provision for loan losses compared to 2010 reflects the increase in the size of the loan portfolio, a modest increase in risk associated with the purchase of the Wells Fargo Financial loan portfolio, and management’s reassessment of economic conditions. The increase in 2010 compared to 2009 reflects a higher volume of classified and nonperforming loans and an increase in loan charge-offs caused by challenging conditions in commercial lending, turmoil in the financial markets, and a prolonged downturn in the overall economy.

The allowance for loan losses represented 1.50%, 1.51% and 1.59% of total loans at December 31, 2011, 2010 and 2009, respectively. Provisions for loan losses are charged to operating income to bring the allowance for loan losses to a level deemed appropriate by the Bank based on the factors discussed under “Allowance for Loan Losses.”

Noninterest Income

The following table sets forth the various components of the Company’s noninterest income:

	Year Ended December 31,			Increase (decrease) 2011 versus 2010		Increase (decrease) 2010 versus 2009
	2011	2010	2009	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Service charges and fees	$4,097	$3,894	$4,264	$203	5%	$(370)	(9%)
Investment securities gains, net	1,342	2,603	2,722	(1,261)	(48%)	(119)	(4%)
Gain on sale of assets	1,058	0	0	1,058	100%	N/A	N/A
Income from merchants	1,252	1,254	1,219	(2)	(0%)	35	3%
Income from cardholders	1,617	1,520	1,273	97	6%	247	19%
Telegraphic & cable fees	701	737	594	(36)	(5%)	143	24%
Trustee fees	698	728	619	(30)	(4%)	109	18%
Other income	1,832	1,509	1,463	323	21%	46	3%

Total non-interest income	$12,597	$12,245	$12,154	$352	3%	$91	1%

The increase in noninterest income in 2011 compared to 2010 was primarily due to a $0.3 million increase in other income and a $0.2 million increase in service charges and fees in 2011, partially offset by a $0.2 million decrease in net investment securities gains and the gain on the sale of assets. The increase in noninterest income in 2010 compared to 2009 was primarily attributable to a $0.2 million increase in income from cardholders and a $0.1 million increase in each of telegraphic and cable fees and trustee fees, while these increases were offset by a $0.4 million decrease in service charges and fee and a $0.1 million decrease in net investment securities gains. Other sources of noninterest income include loan servicing fees, service charges and fees, and income from the Bank-owned life insurance policies.

Noninterest Expense

The following table sets forth the various components of the Company’s noninterest expense:

			2011 vs. 2010			2010 vs. 2009
	2011	2010	$ Variance	% Variance	2009	$ Variance	% Variance
Non-Interest Expense:
Salaries & employee benefits	$23,095	$19,580	$3,515	12.0%	$18,840	$740	3.9%
Occupancy	6,008	5,861	147	2.5%	5,673	188	3.3%
Furniture & equipment	4,953	5,128	(175)	-3.4%	5,505	(377)	-6.8%
Insurance	1,710	1,695	15	0.9%	1,640	55	3.4%
Telecommunications	1,242	1,282	(40)	-3.1%	1,239	43	3.5%
FDIC insurance assessment	1,189	1,467	(278)	-19.0%	1,811	(344)	-19.0%
Contract services	1,076	1,013	63	6.2%	981	32	3.3%
Professional services	848	952	(104)	-10.9%	732	220	30.1%
Stationery & supplies	812	689	123	17.9%	746	(59)	-7.9%
Education	750	717	33	4.6%	744	(27)	-3.6%
General, administrative, & other	5,470	4,689	781	16.6%	4,863	(174)	-3.6%

Total Non-Interest Expenses	$47,153	$43,073	$4,080	6.8%	$42,774	$299	0.7%

Noninterest Expense by Category

The following table indicates the percentage of noninterest expense in each category:

	2011		2010		2009
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Non-Interest Expense:
Salaries & employee benefits	$23,095	49%	$19,580	45%	$18,840	44%
Occupancy	6,008	13%	5,861	14%	5,673	13%
Furniture & equipment	4,953	10%	5,128	12%	5,505	13%
Insurance	1,710	4%	1,695	4%	1,640	4%
Telecommunications	1,242	3%	1,282	3%	1,239	3%
FDIC insurance assessment	1,189	3%	1,467	3%	1,811	4%
Contract services	1,076	2%	1,013	2%	981	2%
Professional services	848	2%	952	2%	732	2%
Stationery & supplies	812	2%	689	2%	746	2%
Education	750	1%	717	2%	744	2%
General, administrative, & other	5,470	11%	4,689	11%	4,863	11%

Total Non-Interest Expenses	$47,153	100%	$43,073	100%	$42,774	100%

Non-interest expense totaled $47.2 million for the year ended December 31, 2011, an increase of $4.1 million from $43.1 million in 2010. This increase is primarily attributed to the $3.5 million increase in salaries and employee benefits expense, due to the incremental cost in converting our part time employees to prime time status and merit raises granted to personnel. In addition, occupancy and stationery expense each increased by $0.1 million, along with a $0.8 million increase in administrative and other expenses, which includes $0.3 million in deferred compensation expenses. These increases were partially offset by the $0.2 million decrease in furniture and equipment expenses, $0.3 million decrease in FDIC insurance cost, and $0.1 million reduction in professional services cost.

In 2010 total, non-interest expense increased slightly to $43.1 million, as compared to $42.8 million in 2009. Likewise, this increase was largely attributed to the $0.7 million increase in salaries and employee benefit expense, along with $0.2 million each increases in occupancy and professional services expense. These increases were partially offset by the $0.4 million decrease in furniture and equipment expenses, and the $0.3 million decrease in FDIC insurance cost.

Income Tax Expense

The Company computes its provision for income taxes on a monthly basis. The effective tax rate is determined by applying the Bank’s statutory income tax rates to pre-tax book income, as adjusted for permanent differences between pre-tax book income and actual taxable income. These permanent differences include, but are not limited to, tax-exempt interest income, increases in the cash surrender value of life insurance policies, certain expenses that are not allowed as tax deductions, and tax credits.

The Bank pays income taxes in Guam and the Commonwealth of the Northern Mariana Islands under a territorial “mirror” of the U.S. Internal Revenue Code, with payments made to the respective territorial governments instead of the U.S. Treasury; there is no equivalent of a state income tax in either of these jurisdictions. The Bank also pays taxes to the governments of the Republic of Palau, the Federated States of Micronesia, the Republic of the Marshall Islands and the State of California. The Bank’s territorial and state income tax expense in 2011 was $758 thousand, as compared to an income tax expense of $2.3 million in 2010 and $1.9 million in 2009.

The difference in the effective tax rate compared to the combined territorial, foreign and state statutory tax rates of 34% is primarily the result of the Bank’s portfolio of tax-exempt loans to the government of Guam totaling $42.4 million and $47.9 million at December 31, 2011 and 2010, respectively.

Some items of income and expense are recognized in different years for tax purposes than when applying generally accepted accounting principles, leading to timing differences between the Bank’s actual tax liability and the amount accrued for this liability based on book income. These temporary differences comprise the “deferred” portion of the Bank’s tax expense or benefit, which is accumulated on the Bank’s books as a deferred tax asset or deferred tax liability until such time as they reverse. At the end of 2011, the Bank had a net deferred tax asset of $3.7 million, compared to $2.9 million at the end of 2010.

Realization of the net deferred tax assets is primarily dependent upon the Bank generating sufficient taxable income to obtain benefit from the reversal of net deductible temporary differences and utilization of tax credit carry-forwards and the net operating loss carry-forwards for Guam, the Commonwealth of the Northern Mariana Islands and California state income tax purposes. The amount of deferred tax assets considered realizable is subject to adjustment in future periods based on estimates of future taxable income. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized. The determination of whether the deferred tax assets will actually be realized is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, including forecasts of future income, cumulative losses, applicable tax planning strategies, and assessments of current and future economic and business conditions.

In assessing the realization of deferred tax assets at December 31, 2011, based on these factors, the Bank believed that it was more likely than not that the Bank will realize only $3.7 million of the benefits of these deductible differences. Therefore, a valuation allowance of $2.8 million for deferred tax asset was recorded at December 31, 2011.

In assessing the realization of deferred tax assets at December 31, 2010, the Bank estimated that it would earn sufficient future taxable income and apply various tax planning strategies which could be implemented to generate taxable income in future periods, to support the balance of deferred tax assets. Based on these factors, the Bank believed it was more likely than not that it will realize the benefits of these deductible differences, and therefore, no valuation allowance for deferred tax assets was recorded at December 31, 2010.

Financial Condition

As of December 31, 2011, total assets were $1.14 billion, an increase of 15% from $990.6 million at December 31, 2010. Total securities available-for-sale (at fair value) were $171.9 million, a decrease of 10% from $191.3 million at December 31, 2010. The total loan portfolio, net of allowance for loan losses and deferred fees, was $728.2 million, an increase of 19% from $611.1 million at year-end 2010. Total deposits were $1.04 billion, an increase of 17% from $889.3 million at year-end 2010. In addition, short-term borrowings were $10.2 million at December 31, 2011, a decrease of 32% from $15.0 million at December 31, 2010.

Securities Portfolio

The following table reflects the estimated fair value of Available-for-Sale securities and the amortized cost of Held-to-Maturity securities, for each category for the past two years:

Investment Portfolio

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$19,955	$280	$0	$20,235
U.S. government agency pool securities	9,142	79	(1)	9,220
U.S. government agency or GSE mortgage-backed securities	141,602	1,028	(199)	142,431

	$170,699	$1,387	$(200)	$171,886

Securities Held-to-Maturity
U.S. government agency pool securities	$2,147	$10	$(25)	$2,132
U.S. government agency or GSE mortgage-backed securities	45,321	1,810	0	47,131

	$47,468	$1,820	$(25)	$49,263

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$85,004	$131	$(636)	$84,499
U.S. government agency pool securities	43,732	531	(67)	44,196
U.S. government agency or GSE mortgage-backed securities	63,822	106	(1,311)	62,617

	$192,558	$768	$(2,014)	$191,312

Securities Held-to-Maturity
U.S. government agency pool securities	$2,784	$28	$(24)	$2,788
U.S. government agency or GSE mortgage-backed securities	25,582	1,489	0	27,071

	$28,366	$1,517	$(24)	$29,859

The amortized cost and fair value of investment securities by contractual maturity at December 31, 2011, are shown below. Securities not due at a single maturity date, such as mortgage backed securities, are shown separately.

	December 31, 2011
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due after one but within five years	$9,991	$10,156	$0	$0
Due after five years	9,964	10,079	0	0
U.S. government agency pool securities	9,142	9,220	2,147	2,132
Mortgage-backed securities	141,602	142,431	45,321	47,131

	$170,699	$171,886	$47,468	$49,263

The securities portfolio is the second largest component of the Bank’s interest earning assets, and the structure and composition of this portfolio is important to an analysis of the financial condition of the Bank and the Company. The portfolio serves the following purposes: (i) it provides a source of pledged assets for securing certain deposits and borrowed funds, as may be required by law or by specific agreement with a depositor or lender; (ii) it can be used as an interest rate risk management tool, since it provides a large base of assets, the maturity and interest rate characteristics of which can be changed more readily than the loan portfolio to better match changes in the deposit base and other funding sources of the Bank; and (iii) it is an alternative interest earning use of funds when loan demand is weak or when deposits grow more rapidly than loans.

Seventy-eight percent of the Bank’s securities at December 31, 2011, were classified under existing accounting rules as “Available-for-Sale” to allow flexibility in the management of the portfolio. Accounting guidance requires Available-for-Sale securities to be marked to fair market value, with an offset to other comprehensive income (loss), a component of stockholders’ equity, recorded on a quarterly basis. The remaining 22% of the investment portfolio was in Held-to-Maturity securities, which the Bank believes it is willing and able to retain until they mature, and is recorded on an amortized cost basis.

The Bank’s portfolio has historically been comprised primarily of: (i) U.S. Treasury securities and U.S. Government sponsored entities’ debt securities for liquidity and pledging; (ii) mortgage-backed securities, which in many instances can also be used for pledging, and which generally enhance the yield of the portfolio; (iii) municipal obligations, which provide tax free income and limited pledging potential; and (iv) collateralized mortgage obligations, which generally enhance the yield of the portfolio. Since the downgrade of many municipal obligations and their respective insurers in the past few years, the Bank no longer holds municipal bonds, but may do so again when markets become more stable.

Compared to December 31, 2010, the Bank’s securities portfolio decreased by $0.3 million to 19% of total assets at December 31, 2011, from 22% at December 31, 2010. The Bank increased its holding of mortgage-back securities by $99.6 million to $187.8 million at December 31, 2011, from $88.2 million at December 31, 2010 to. The Bank has not used interest rate swaps or other derivative instruments to hedge fixed rate loans or securities to otherwise mitigate interest rate risk.

Loans

The Bank’s loans represent the largest portion of earning assets, substantially greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when assessing the financial condition of the Bank and the Company.

Gross loans represented 65% of total assets at December 31, 2011, as compared to 63% at December 31, 2010. The ratio of gross loans to deposits increased to 71.3% at the end of 2011 from 69.9% at the end of 2010. Demand for loans has weakened within the Bank’s markets due to the current economic environment, and the Bank has been more selective with respect to the types of loans it chooses to originate. However, the purchase of $100.3 million in mortgage and consumer loans from Wells Fargo Financial in 2011 helped the Bank to grow its loan portfolio substantially during the year.

The Loan Distribution table that follows sets forth the Bank’s gross loans outstanding, deferred fee income amortized over the life of some loans, the allowance for loan losses and the percentage distribution in each loan category at the dates indicated.

Loan Distribution

	December 31, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial
Commercial & Industrial	$149,123	20.1%	$163,517	26.3%
Commercial Mortgage	281,026	37.9%	240,911	38.7%
Commercial Construction	7,154	1.0%	12,111	2.0%

Total Commercial	437,303	59.0%	416,539	67.0%
Consumer
Residential mortgage	176,736	23.9%	89,056	14.3%
Home Equity	1,717	0.2%	1,516	0.2%
Automobile	9,620	1.3%	0	0%
Other Consumer Loans [1]	115,380	15.6%	114,842	18.5%

Total Consumer	303,453	41.0%	205,414	33.0%

Gross loans	740,756	100.0%	621,953	100.0%

Deferred loan fees, net	(1,457)		(1,406)
Allowance for loan losses	(11,101)		(9,408)

Loans, net	$728,198		$611,139

[1]	Comprised of other revolving and installment credit and overdrafts.

The Bank’s loan portfolio is concentrated in commercial loans (which include loans to governments), primarily in commercial real estate, with the balance in working capital, equipment and construction loans. These are followed by residential mortgages and other consumer loans. The increase in the Bank’s loan portfolio in 2011 was due to customary loan activity throughout our markets, the addition of several significant commercial loans in the California market, and the purchase of loans from Wells Fargo Financial. The Bank’s gross loans were concentrated in Guam, the Commonwealth of the Northern Mariana Islands and San Francisco, California, at 94.6% as of December 31, 2011, compared to 94.0% as of December 31, 2010. There is no specific industry concentration that is considered significant.

The Bank’s commercial loans are made for working capital, financing the purchase of equipment or for other business purposes. Commercial loans include loans with maturities ranging from thirty days to one year and “term loans” with maturities normally ranging from three to five years. Short-term business loans are generally intended to finance current transactions and typically provide for periodic principal payments, with interest payable monthly. Term loans normally carry floating interest rates, with monthly payments of both principal and interest, but may be amortized over a longer period than the term of the loan, with a balloon payment at the end of the term.

The Bank is an active participant in the SBA and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred and Patriot Express Lender Programs. The Bank regularly makes such guaranteed loans and is often recognized as the largest originator of SBA loans in Guam.

As of December 31, 2011, commercial and residential real estate loans of $466.6 million consist primarily of adjustable and fixed rate loans secured by deeds of trust or mortgages on commercial and residential property, and comprised 63% of the total loan portfolio. The commercial and residential real estate loans at December 31, 2011 consist of $281.0 million, or 38%, of commercial real estate, $7.2 million, or 1%, of commercial construction properties, and $178.5 million, or 24%, of residential properties. Properties securing the commercial and residential real estate loans are primarily located in the Bank’s primary markets, which includes the San Francisco Bay area.

The Bank’s commercial real estate loans consist primarily of loans based on the borrower’s cash flow and are secured by deeds of trust or mortgages on commercial and residential property to provide a secondary source of repayment. The Bank generally restricts commercial real estate term loans to no more than 75% of the property’s appraised value or the purchase price of the property during the initial underwriting of the credit, depending on the type of property and its utilization. The Bank offers both fixed and floating rate loans. Maturities on commercial real estate loans are generally five years (with amortization up to twenty-five years and a balloon payment due at maturity), and maturities on residential mortgage loans are typically between 15 and 30 years, with many of those loans sold to the Federal Home Loan Mortgage Corporation with the retention of servicing rights. SBA and certain other real estate loans that can be sold in the secondary market may be granted for longer maturities.

The Bank’s construction loans primarily finance the development/construction of commercial properties. The Bank uses underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or availability of permanent mortgage financing prior to making the construction loan. Construction loans decreased $5.0 million to $7.2 million, or 1% of total loans, at December 31, 2011, from $12.1 million, or 2% of total loans at December 31, 2010.

Additionally, the Bank makes consumer loans for the purpose of financing automobiles, various types of consumer goods, and other personal purposes. Consumer loans generally provide for the monthly payment of principal and interest. Most of the Bank’s consumer loans are either unsecured, secured by the personal property being purchased or, in the instances of home equity loans, real property.

Loan Maturities

The following table presents the maturity distribution of the Bank’s loans as of December 31, 2011. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate, as reflected in The Wall Street Journal.

Loan Maturities

	At December 31, 2011
	Due in Less Than 1 Year	Due in More Than 1 Year But Less Than 5 Years	Due in More Than 5 Years	Non-Accrual	Total
	(Dollars in thousands)
Commercial loans	$298,618	$127,498	$1,071	$10,116	$437,303
Residential Mortgages	31,400	53,284	92,258	2,107	179,049
Consumer Loans	38,297	85,755	159	193	124,404

Total	$368,315	$266,537	$93,488	$12,416	$740,756

Variable rate loans	$314,303	$139,900	$26,907	$12,038	$493,148
Fixed rate loans	54,012	126,637	66,581	378	247,608

Total	$368,315	$266,537	$93,488	$12,416	$740,756

Loan Servicing

As of December 31, 2011 and 2010, there were $184.5 million and $173.5 million, respectively, in Freddie Mac loans that were serviced by the Bank.

Loan servicing rights are included in Accrued Interest Receivable and Other Assets on the consolidated balance sheets and reported net of amortization. There was no valuation allowance as of December 31, 2011 and 2010, as the fair market value of the assets was greater than the carrying value.

Nonperforming Assets

Financial institutions generally have a certain level of exposure to credit quality risk, and could potentially receive less than a full return of principal and interest if a debtor becomes unable or unwilling to repay. Since loans are the most significant assets of the Bank and generate the largest portion of its revenues, the Bank’s management of credit risk is focused primarily on loan quality. Banks have generally suffered their most severe earnings declines as a result of customers’ inability to generate sufficient cash flow to service their debts, and/or downturns in national and regional economies and declines in overall asset values, including real estate prices.

The Bank’s credit policies and procedures identify geographic credit concentrations. In addition, these policies establish the Bank’s underwriting standards and the methods of monitoring credit quality on an ongoing basis. The Bank’s internal credit risk controls are focused on underwriting practices, credit originating procedures, training, risk management techniques, and familiarity with loan customers, as well as the relative diversity and geographic concentration of our loan portfolio.

The Bank’s credit risk may also be affected by external factors, such as the level of interest rates, employment, general economic conditions, real estate values, and trends in particular industries or geographic markets. As an independent community bank serving a specific geographic area, the Bank must contend with the unpredictable changes in the general regional market and, particularly, primary local markets. The Bank’s asset quality has been affected in the past by the impact of national and regional recessions, consumer bankruptcies, and depressed real estate values.

Nonperforming assets are comprised of the following: loans for which the Bank is no longer accruing interest; restructured loans; loans 90 days or more past due and still accruing interest (although they are generally placed on non-accrual when they become 90 days past due, unless they are both well-secured and in the process of revision or collection); and other real estate owned (“OREO”) from foreclosures. Management’s classification of a loan as “non-accrual” is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan. At that point, the Bank stops accruing interest income, and reverses any uncollected interest that had previously been accrued. The Bank begins recognizing interest income again only as cash interest payments are received and it has been determined the collection of all outstanding principal is no longer in doubt. These loans may or may not be collateralized, and collection efforts are pursued. Loans may be restructured by management when a borrower has experienced some change in financial status causing an inability to meet the original repayment terms and where the Bank believes the borrower will eventually overcome those circumstances and make full repayment. OREO consists of properties acquired by foreclosure or similar means that management is offering or will offer for sale. Total OREO was $4.29 million at December 31, 2011, compared to $4.49 million at December 31, 2010.

Nonperforming Assets

The following table provides nonperforming assets by asset type as of December 31, 2011 and 2010:

	December 31,
	2011	2010
	(Dollars in Thousands)
Nonperforming Assets:

Non-accrual Loans past due 30 days or more	$9,243	$12,379
Loans past due 90 days or more still accruing	3,763	1,548
Restructured Loans past 30 days – not included above	697	—
Other Real Estate Owned	4,368	4,413

Total Nonperforming Assets	$18,071	$18,340

The following table provides nonperforming loans by loan type:

	December 31,
	2011	2010
	(Dollars in Thousands)
Nonperforming Loans:

Commercial:
Commercial & Industrial	$247	$239
Commercial Mortgage	5,963	5,539
Commercial Construction	2,272	2,982

Total Commercial	8,482	8,760
Consumer:
Residential Mortgage	3,652	3,445
Home Equity	—	26
Automobile	3	—
Other Consumer	1,566	1,696

Total Consumer	5,221	5,167

Total Nonperforming Loans	$13,703	$13,927

Allowance for Loan Losses

The Bank maintains its allowance for loan losses at a level which, in management’s judgment, is adequate to absorb prospective credit losses inherent in the loan portfolio as of the balance sheet date. The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature and volume of the portfolio, credit concentrations, trends in historical loss experience, the level of certain classified and impaired loans, and economic conditions, along with their related impacts on specific borrowers and industry groups. The allowance is increased by provisions for loan losses, which are charged against earnings, and reduced by charge-offs, net of recoveries. Because of uncertainties inherent in the estimation process, management’s estimate of potential credit losses in the loan portfolio and the related allowance may change from time to time.

The Bank’s allowance for loan losses increased by $1.7 million to $11.1 million in 2011 from $9.4 million in 2010. The increase in the provision for loan losses in 2011 was primarily due to a substantial increase in loan balances outstanding. The Company had $4.5 million in charge-offs in 2011, which were significantly offset by loan recoveries of $1.6 million.

Net loans charged-off includes the realization of losses in the portfolio that were partially recognized previously through provisions for loan losses and write-downs of loan principal valuations. Net charge-offs were $2.9 million in 2011, higher than the net charge-offs of $2.6 million in 2010, but substantially below the net charge-offs of $3.6 million in 2009. Historical net loan charge-offs are not necessarily indicative of the amount of net charge-offs that the Bank will realize in the future.

The table in Note 6 – Loans, under Credit Quality Indicators, provides a summary of the allocation of the allowance for loan losses for specific categories at the dates indicated. The allocation presented should not be interpreted as an indication that charges to the allowance for loan losses will be incurred in these amounts or proportions, or that the portion of the allowance allocated to each category represents the total amount available for charge-offs that may occur within these categories.

Allocation of Loan Loss Allowance

The material set forth in Note 6 of Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K is incorporated by reference.

Goodwill

In December 2010, the FASB issued ASU No. 2010-28 “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units With Zero or Negative Carrying Amounts”, which requires entities that have one or more reporting units with a zero or negative carrying value to assess, considering qualitative factors, whether it is more likely than not that a goodwill impairment exists. If an entity concludes that it is more likely than not that goodwill impairment exists, the entity must perform Step 2 of the goodwill impairment test. The Bank adopted the provisions of this ASU in preparing the unaudited condensed consolidated financial statements for the period ended September 30, 2011. The adoption of this ASU has had no impact on the Bank’s statements of income and condition.

On September 15, 2011, the FASB issued ASU No. 2011-08 “Testing Goodwill for Impairment”, which gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in Step 1 of the goodwill impairment test. Under this amendment, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, on the basis of qualitative factors, that it is more likely than not that its fair value is less than the carrying amount. The ASU is effective for all entities for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU No. 2011-02 is not expected to have a material impact on the Bank’s statements of income and condition.

Deposits

The composition and cost of the Bank’s deposit base are important components in analyzing the Bank’s net interest margin and balance sheet liquidity characteristics, both of which are discussed in greater detail in other sections in this report. The Bank’s liquidity is impacted by the volatility of deposits or other funding instruments or, in other words, by the propensity of that money to leave the institution for rate-related or other reasons. Deposits can be adversely affected if economic conditions in the Bank’s market area remain weak or continue to weaken. Potentially, the most volatile deposits in a financial institution are jumbo certificates of deposit, meaning time deposits with balances that equal or exceed $100,000, as customers with balances of that magnitude are typically more rate-sensitive than customers with smaller balances.

The following table summarizes the distribution of deposits and the percentage of distribution in each category of deposits for the periods indicated:

	2011	2010
Non-interest bearing deposits	$280,042	$232,956
Interest bearing deposits:
Demand deposits	99,264	75,237
Regular Savings	443,611	386,303
Time deposits:
$100,000 or more	49,952	69,542
Less than $100,000	14,048	15,943
Other interest bearing deposits	151,422	109,294

Total Interest bearing deposits	758,297	656,319

Total Deposits	$1,038,339	$889,275

The Bank gathers deposits from among the communities it serves. The Bank’s business is not generally seasonal in nature, and the Bank is not primarily dependent upon funds from sources outside the United States of America, but approximately 18.5% of its deposit base is acquired in independent nations that are politically organized in free association with the United States. At December 31, 2011 and 2010, 32% of deposits were from government sources, both domestic and foreign.

Non-interest and low interest-bearing demand deposits increased $71.2 million, or 23%, to $379.3 million at December 31, 2011, compared to $308.2 million at December 31, 2010.

The following table indicates the contractual maturity schedule of the Bank’s domestic and foreign time deposits of as of December 31, 2011:

Deposit Maturity Distribution

At December 31, 2011, the scheduled maturities of time deposits were as follows:

Year ending December 31,
2012	$60,485
2013	1,060
2014	721
2015	1,238
2016	396
2017 and Thereafter	100

$64,000

The Bank provides and services government and business deposit accounts that are frequently more than $100,000 in average balance per account. As a result, certain types of clients that the Bank serves often carry average deposits in excess of $100,000. The account activity for some account types and client types necessitates appropriate liquidity management practices by the Bank to ensure its ability to fund withdrawals.

Off-Balance Sheet Arrangements

In the normal course of business, the Bank makes commitments to extend credit to its customers as long as there are no violations of any conditions established in the associated contractual arrangements. These commitments are obligations that represent a potential credit risk to the Bank, yet are not reflected in any form within the Company’s consolidated balance sheets. Total unused commitments to extend credit were $86.8 million at December 31, 2011, as compared to $95.0 million at December 31, 2010. Unused commitments represented 12% and 15% of outstanding gross loans at December 31, 2011 and 2010, respectively.

The effect on the Bank’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted, because there is no certainty that these lines of credit will ever be fully utilized, if at all. For more information regarding the Company’s off-balance sheet arrangements, see Note 16 to the financial statements located elsewhere herein.

The following table presents the Bank’s commitments to extend credit for the periods indicated:

	12/31/11	12/31/10
Commitments to extend credit	$86,838	$94,979

Letters of credit:
Standby letters of credit	$27,310	$33,072
Other letters of credit	513	1,513

	$27,823	$34,585

Contractual Obligations

The Bank utilizes facilities, equipment and land under various operating leases with terms ranging from 1 to 99 years. Some of these leases include scheduled rent increases. The total amount of the rent is being debited to expense on the straight-line method over the lease terms in accordance with ASC Topic 840, “Leases.” The Bank has recorded a deferred obligation of $628 and $554 as of December 31, 2011 and 2010, respectively, which has been included within other liabilities, to reflect the excess of rent expense over cash paid on the leases.

At December 31, 2011, annual lease commitments under the above noncancelable operating leases were as follows:

Year ending December 31,
2012	$1,190
2013	1,051
2014	892
2015	599
2016	586
2017 and Thereafter	19,296

$23,614

The Bank leases certain facilities from two separate entities in which two of its directors have separate ownership interests. Lease payments made to these entities during the years ended December 31, 2011, 2010 and 2009 approximated $351, $263 and $263, respectively.

Additionally, the Bank leases office space to third parties, with original lease terms ranging from 3 to 5 years with option periods ranging up to 15 years. At December 31, 2011, minimum future rents to be received under non-cancelable operating sublease agreements were $114, $110, $54, $40, and $27 for the years ending December 31, 2012, 2013, 2014, 2015 and 2016, respectively.

A summary of rental activities for years ended December 31, 2011, 2010 and 2009, is as follows:

	2011	2010	2009
Rent expense	$2,309	$2,508	$2,326
Less: sublease rentals	254	269	283

	$2,055	$2,239	$2,043

Liquidity and Asset/Liability Management

Liquidity refers to the Bank’s ability to maintain cash flows sufficient to fund operations and to meet obligations and other commitments in a timely and cost-effective fashion. At various times the Bank requires funds to meet short-term cash requirements brought about by loan growth or deposit outflows, the purchase of assets, or liability repayments. The Bank’s large base of core deposits is an integral part of its ability to manage its liquidity position appropriately. These core deposits are generated by offering traditional banking services in its service areas and have, historically, been a stable source of funds. To manage liquidity needs properly, cash inflows must be timed to coincide with anticipated outflows, or other sufficient liquid resources must be available to meet varying demands. The Bank manages cash and investment securities in order to be able to meet unexpected, sudden changes in levels of its assets or deposit liabilities without maintaining excessive amounts of balance sheet liquidity. Excess balance sheet liquidity can negatively impact the Bank’s interest margin. In order to meet short-term liquidity needs, the Bank may utilize overnight Federal Funds purchases and other borrowing arrangements with correspondent banks, and use interest rate pricing to attract new deposits from local sources; it also maintains collateralized lines of credit with the FHLB and the FRB. In addition, the Bank can obtain cash for temporary needs by selling securities that it classifies as being Available-for-Sale.

At December 31, 2011, the Bank had an increase in loans of $118.8 million from December 31, 2010, but was able to improve its liquidity position due to the $149.1 million increase in its deposit base. One of the measures of liquidity is our loan-to-deposit ratio, which improved to 71.20% at December 31, 2011, compared to 69.78% at December 31, 2010. That would normally indicate a reduction in liquidity, but alterations in the mix of loan and deposit maturities worked in the opposite direction.

FHLB, FRB and Other Borrowings and Available Lines of Credit

The Bank has off-balance sheet liquidity in the form of Federal Funds purchase arrangements with correspondent banks, as well as collateralized borrowing arrangements the FHLB and the FRB. The Bank can borrow from the FHLB on a short-term (typically overnight) or long-term (more than one year) basis. At December 31, 2011, and December 31, 2010, the Bank had long-term borrowings of $10.0 million and $15.0 million, respectively from the FHLB. The Bank had an available line of credit of $46.5 million with the FHLB of Seattle at December 31, 2011.

The Bank can also borrow from the FRB’s discount window. It had $25.3 million of investment securities pledged to the FRB San Francisco as collateral on an available line of credit of $24.3 million at December 31, 2011, none of which was outstanding.

At December 31, 2011, the Bank had arrangements for Federal Funds purchases of up to $17.0 million from three of its U.S. correspondent financial institutions. The Bank had no Federal Funds purchases outstanding at December 31, 2011 or 2010.

At December 31, 2011, the Company had $200 thousand in other borrowed funds with its Board of Directors.

Capital Resources

The Bank is subject to various regulatory capital requirements administered by the United States federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items, as calculated under regulatory accounting practices.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2011 and 2010, that the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2011, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of December 31, 2011 and 2010 are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011:
Total capital (to Risk Weighted Assets)	$95,817	15.31%	$50,075	8.00%	$62,594	10.00%
Tier 1 capital (to Risk Weighted Assets)	$88,080	14.25%	$24,728	4.00%	$37,092	6.00%
Tier 1 capital (to Average Assets)	$88,080	7.87%	$45,599	4.00%	$56,999	5.00%
As of December 31, 2010:
Total capital (to Risk Weighted Assets)	$93,286	13.76%	$54,228	8.00%	$67,785	10.00%
Tier 1 capital (to Risk Weighted Assets)	$84,813	12.21%	$27,114	4.00%	$40,671	6.00%
Tier 1 capital (to Average Assets)	$84,813	8.52%	$39,816	4.00%	$49,771	5.00%

Market Risk

Market risk is the risk of loss of future earnings, fair values or cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market risk sensitive instruments. Market risk is an attribute of all market risk sensitive financial instruments, including securities, loans, deposits and borrowings, as well as a company’s role as a financial intermediary in customer-related transactions. The objective of market risk management is to avoid excessive exposure of the company’s earnings and equity to loss, and to reduce the volatility inherent in certain types of financial instruments.

Interest Rate Management

Market risk arises from changes in interest rates, exchange rates, commodity prices and equity prices. The Bank’s market risk exposure is primarily that of interest rate risk, and it has established policies and procedures to monitor and limit earnings and balance sheet exposure to changes in interest rates. The Bank does not engage in the trading of financial instruments, and has only nominal direct exposure to currency exchange rate risk, but has indirect exposure to exchange rate risk because of the dominant position of foreign tourism in its primary markets.

The principal objective of interest rate risk management (often referred to as “asset/liability management”) is to manage the financial components of the Bank’s balance sheet, as well as their characteristics, in a manner that will optimize the risk/reward equation for earnings and capital in relation to changing interest rates. The Bank’s exposure to market risk is reviewed on a monthly basis by its Asset and Liability Committee. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while simultaneously maximizing income. Management realizes certain risks are inherent, and that the goal is to identify and manage those risks. Management uses two methodologies to manage interest rate risk: (i) a standard GAP analysis; and (ii) an interest rate shock simulation model.

The planning of asset and liability maturities is an integral part of the management of an institution’s net interest margin. To the extent that the maturities of assets and liabilities do not match in a changing interest rate environment, the net interest margin may change over time. Even with perfectly matched re-pricing of assets and liabilities, risks remain in the form of prepayment risk for some loans and securities, or in the form of risks of delays in the adjustment of interest rates applying to either earning assets with floating rates or to interest bearing liabilities. The Bank has generally been able to control its exposure to changing interest rates by maintaining a substantial proportion of its portfolio in floating interest rate loans and a majority of its time deposits with relatively short maturities.

Interest rate changes do not affect all categories of assets and liabilities equally or at the same time. Varying interest rate environments can create unexpected changes in prepayment levels of assets and liabilities, which may have a significant effect on the net interest margin and are not reflected in the interest sensitivity analysis table. Because of these factors, an interest sensitivity gap report may not provide a complete assessment of the exposure to changes in interest rates.

The Bank uses modeling software for asset/liability management in order to simulate the effects of potential interest rate changes on its net interest margin, and to calculate the estimated fair values of the Bank’s financial instruments under different interest rate scenarios. The program utilizes current balances, interest rates, maturity dates and re-pricing information for individual financial instruments, and incorporates assumptions on the characteristics of embedded options along with pricing and duration for those instruments to project the effects of a given interest rate change on the Bank’s interest income and interest expense. Rate scenarios consisting of key rate and yield curve projections are run against the Bank’s investment, loan, deposit and borrowed funds portfolios. These rate projections can be shocked (an immediate and parallel change in all base rates, up or down) and ramped (with incremental increases or decreases in rates over a specified time period), based on current trends and forecasts, including stable economic conditions.

The following table sets forth the estimated changes in the Bank’s net interest income that would result from the designated instantaneous parallel shifts in interest rates noted, as of December 31, 2011. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. (Please note that, in the current interest rate environment, the reductions in rates presented in the analysis are unlikely to occur.)

	Increase/(Decrease) in Estimated Net Interest Income
	Amount	Percent
	(Dollars in thousands)
Change in Interest Rates (basis points)
+400	$8,594	15.9%
+300	$5,994	11.1%
+200	$4,007	7.4%
+100	$2,367	4.4%
0	$0	0.0%
-100	$1,739	3.2%
-200	$1,131	2.1%
-300	$1,006	1.9%
-400	$882	1.6%

These data do not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors, which could improve the actual impact on net interest income.

As with any method of gauging interest rate risk, there are certain shortcomings inherent to the methodology noted above. The model assumes interest rate changes are instantaneous, and result in parallel shifts in the yield curve. In reality, rate changes are rarely instantaneous. The use of the simplifying assumption that short-term and long-term rates change by the same degree also disregards historic rate change patterns, which rarely show parallel yield curve shifts. Further, the model assumes that certain assets and liabilities of similar maturity or period to re-pricing will react in the same way to changes in rates. In reality, certain types of financial instruments may react in advance of changes in market rates, while the reaction of other types of financial instruments may lag significantly behind the change in general market rates. Additionally, the methodology noted above does not reflect the full impact of annual and lifetime restrictions on changes in rates for certain assets, such as adjustable rate loans. When interest rates change, actual loan prepayments and actual early withdrawals from time certificates may deviate significantly from the assumptions used in the model. Finally, this methodology does not measure or reflect the impact that higher rates may have on adjustable-rate loan clients’ ability to service their debt. All of these factors are considered in less formulaic ways in monitoring the Bank’s exposure to interest rate risk.

Critical Accounting Policies

General

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles, or “GAAP”). The financial information contained within our consolidated financial statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained, either when earning income, recognizing an expense, recovering an asset or relieving a liability. In certain instances, we use a discount factor and prepayment assumptions to determine the present value of assets and liabilities. A change in the discount factor or prepayment speeds could increase or decrease the values of those assets and liabilities, which would result in either a beneficial or adverse impact to our financial results. We use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use. Other estimates that we use are related to the realization of our deferred tax assets and the expected useful lives of our depreciable assets. In addition, GAAP itself may change from one previously acceptable method to another, although the economics of our transactions would remain the same.

Fair Value of Securities

In accordance with GAAP, the Bank revalues the Available-for-Sale component of its investment portfolio on a quarterly basis, and records any unrealized gain or loss as an adjustment to other comprehensive income in its equity accounts. Held-to-Maturity securities are recorded at their amortized book value. The Bank also evaluates whether any of its security holdings are Other Than Temporarily Impaired (“OTTI”), but has determined that, as of December 31, 2011, all unrealized losses were only temporary.

Allowance for Loan Losses

The allowance for loan losses is an estimate of the potential losses in our loan portfolio. Our accounting for estimated loan losses was previously discussed under the heading “Allowance for Loan Losses.”

Loan Sales and Servicing

The initial recording of servicing assets is based on the estimated fair values of the respective components. In recording the initial value of the servicing assets, the Bank uses estimates which are based upon management’s expectations of future prepayment and discount rates.

Accounting for Goodwill and Other Intangible Assets

In December 2010, the FASB issued ASU No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units With Zero or Negative Carrying Amounts”, which requires entities that have one or more reporting units with a zero or negative carrying value to assess, considering qualitative factors, whether it is more likely than not that a goodwill impairment exists. If an entity concludes that it is more likely than not that goodwill impairment exists, the entity must perform Step 2 of the goodwill impairment test. The Company adopted the provisions of this ASU in preparing the unaudited condensed consolidated financial statements for the period ended September 30, 2011. The adoption of this ASU has had no impact on the Company’s statements of income and condition.

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

Deferred Tax Assets

Our net deferred income tax asset arises from temporary differences between the carrying amount of assets and liabilities reported in the financial statements and the amounts used for income tax return purposes. Our accounting for Deferred Tax Assets was previously discussed under the heading “Income Tax Expense.”

ITEM 7A.	Quantitative And Qualitative Disclosures About Market Risk

As a financial institution, the Bank’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of the Bank’s assets and liabilities and the market value of all interest-earning assets, other than those which have a short term to maturity. Based upon the nature of the Bank’s operations, the Bank is not subject to significant direct foreign exchange or commodity price risks. The Bank has no market risk sensitive instruments, or any other financial instruments, that are held for trading purposes. As of December 31, 2011, the Bank did not use interest rate derivatives to hedge its interest rate risk.

The information concerning quantitative and qualitative disclosure or market risk called for by Item 305 of Regulation S-K is included as part of Item 7 of this Annual Report.

ITEM 8.	Financial Statements And Supplementary Data

The response to this item is submitted as a separate section of this Annual Report. See Part IV, Item 15.

ITEM 9.	Changes In And Disagreements With Accountants On Accounting And Financial Disclosures

None.

ITEM 9A.	Controls And Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures in selecting those that we adopted.

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of December 31, 2011, of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, and because of the material weakness described below, we concluded that our disclosure controls and procedures were not effective as of December 31, 2011.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those written policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America;

•	provide reasonable assurance that our receipts and expenditures are being made only in accordance with authorization of our management and Board of Directors; and,

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our consolidated financial statements.

Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices, and actions taken to correct deficiencies as they are identified. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all potential misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or because the degree of compliance with the policies or procedures may deteriorate.

Management’s Assessment of Internal Control over Financial Reporting

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design and the testing of the operational effectiveness of the Company’s internal control over financial reporting. Based upon this assessment, management believes that, as of December 31, 2011, there was a control deficiency that constituted a material weakness.

A material weakness is a control deficiency or a combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. As of December 31, 2011, we did not maintain effective controls over the accounting of our 2001 Non-Statutory Stock Option Plan, and the depreciation of the Company’s headquarters building. Specifically, we did not appropriately record compensation expense in connection with the eligible shares issued in connection with our 2001 Non-Statutory Stock Option Plan, and we did not record the correct amount of depreciation expense or the appropriate book-to-tax temporary difference in connection with the depreciation of the headquarters building. These control deficiencies resulted in an increase in the Company’s employee compensation expense for the year ended December 31, 2011 and a decrease to the deferred tax liability and income tax expense for the year then ended. Accordingly, management determined that these control deficiencies constitute a material weakness in internal control over financial reporting as of December 31, 2011.

Remediation of Material Weakness

The Company is in the process of actively remediating these material weaknesses. The Company’s plans include the following:

The Company has evaluated its accounting practices for all stock-based compensation and has adopted ASC 718. The Company has terminated the 2001 Non-Statutory Stock Option Plan and is currently evaluating the accounting impact of a new plan to insure it will be accounted for in accordance with generally accepted accounting principles.

The misstatement of the book-to-tax temporary difference in the depreciation of our Headquarters building has been normalized, and the temporary difference will be reassessed annually by an independent third party in the future.

The Company has put measures in place to improve its internal control over financial reporting including hiring additional personnel to assist in the accounting department and conducting additional training to insure that the appropriate personnel are informed and equipped to strengthen internal controls at the Company and the Bank.

Changes in Internal Control Over Financial Reporting

Other than those changes discussed above in this Item 9A, there were no changes in our internal control over financial reporting during the three months ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only management’s assessment in this Annual Report.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Pursuant to General Instruction G(3) of Form 10-K, the information required by this Item 10 is incorporated by reference from the information contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2012 Annual Meeting of Stockholders (the “2012 Proxy Statement”) under the sections entitled “Board of Directors – Nominees for Directors,” “Executive Compensation – Executive Officers,” “Board of Directors – Committees, Membership and Meetings,” “Corporate Governance – Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference from the information contained in our 2012 Proxy Statement under the sections entitled “Board of Directors – Committees, Membership and Meetings,” “Board of Directors – Director Compensation” and “Executive Compensation.”

ITEM 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The information required by this Item 12 is incorporated by reference from the information contained in our 2012 Proxy Statement under the sections entitled “Beneficial Ownership of Common Stock” and “Executive Compensation – Equity Compensation Plan Information.”

ITEM 13.	Certain Relationships And Related Transactions And Director Independence

The information required by this Item 13 is incorporated by reference from the information contained in our 2012 Proxy Statement under the sections entitled “Corporate Governance – Director Independence” and “Transactions with Related Persons.”

ITEM 14.	Principal Accountant Fees And Services

The information required by this Item 14 is incorporated by reference from the information contained in our 2012 Proxy Statement under the section entitled “Ratification of Selection of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	Exhibits And Financial Statement Schedules

(a)(1) Financial Statements

The following financial statements are part of this report:

(a)(2) Financial Statement Schedules

All schedules to the Financial Statements are omitted because of the absence of the conditions under which they are required or because the required information is included in the Financial Statements or accompanying notes.

(b) Exhibits

The exhibit list required by this Item is incorporated by reference to the Exhibit Index included in this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

BANKGUAM HOLDING COMPANY

	BY:	/s/ LOURDES A. LEON GUERRERO
Lourdes A. Leon Guerrero
DATE: April 4, 2012		President and Chief Executive Officer

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Name	Title	Date

/s/ LOURDES A. LEON GUERRERO Lourdes A. Leon Guerrero	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	April 4, 2012

/s/ FRANCISCO M. ATALIG Francisco M. Atalig	Chief Financial Officer (Principal Financial Officer)	April 4, 2012

/S/ LORI C. SABLAN Lori C. Sablan	Controller (Controller)	April 4, 2012

/s/ WILLIAM D. LEON GUERRERO William D. Leon Guerrero	Vice Chair of the Board, Executive Vice President, Chief Operating Officer and Director	April 4, 2012

Roger P. Crouthamel	Corporate Secretary and Director

Martin D. Leon Guerrero	Treasurer, Assistant Corporate Secretary and Director

/s/ PATRICIA P. ADA Patricia P. Ada	Director	April 4, 2012

Frances L.G. Borja	Director

/s/ LUIS G. CAMACHO Luis G. Camacho, D.D.S., M.S.	Director	April 4, 2012

/s/ JOAQUIN P.L.G. COOK Joaquin P.L.G. Cook	Director	April 4, 2012

/s/ JOSEPH CRISOSTOMO Joseph Crisostomo	Director	April 4, 2012

/s/ RALPH G. SABLAN Ralph G. Sablan, M.D.	Director	April 4, 2012

/s/ JOE T. SAN AGUSTIN Joe T. San Agustin	Director	April 4, 2012

BANK GUAM HOLDING COMPANY

INDEX OF EXHIBITS

Exhibit No.	Exhibit Description	Incorporated By Reference
		Form	Exhibit	Filing Date	Filed Herewith
2.01	Agreement and Plan of Reorganization and Merger dated October 29, 2010 between Registrant and the Bank	8-K12G3	2.01	8/16/11

3.01	Articles of Incorporation of Registrant	8-K12G3	3.01	8/16/11

3.02	By-laws of Registrant	8-K12G3	3.02	8/16/11

9.01	Voting Trust Agreement dated September 18, 1990				X

9.02	First Amendment Voting Trust Agreement dated July 8, 1991				X

9.03	Second Amendment Voting Trust Agreement dated December 29, 1992				X

10.01	First Amended Employment Agreement dated January 1, 2008 between the Bank and Lourdes A. Leon Guerrero	8-K12G3	10.01	8/16/11

10.02	Employment Agreement dated February 11, 2009 between the Bank and William D. Leon Guerrero	8-K12G3	10.02	8/16/11

10.03	2011 Employee Stock Purchase Plan	8-K12G3	10.03	8/16/11

10.04	Substitution Agreement and Undertaking of Registrant in Relation to the Bank 2011 Employee Stock Purchase Plan dated August 10, 2011	8-K12G3	10.04	8/16/11

21.01	Subsidiaries of Registrant				X

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Lourdes A. Leon Guerrero				X

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Francisco M. Atalig				X

32.01	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act				X

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of December 31, 2011 and 2010, (ii) Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009; (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; and (vi) Notes to Consolidated Financial Statements				X

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

BankGuam Holding Company

We have audited the accompanying consolidated statements of financial condition of BankGuam Holding Company and subsidiary (collectively, the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BankGuam Holding Company and subsidiary as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

Newport Beach, California

April 6, 2012

BankGuam Holding Company

Consolidated Statements of Financial Condition

(Dollar and Share Amounts in Thousands, Except Par Value)

	December 31,
	2011	2010
ASSETS
Cash and due from banks	$40,902	$32,102
Federal Funds sold	5,000	10,000
Interest bearing deposits in banks	85,057	59,376

Total cash and cash equivalents	130,959	101,478
Restricted cash	150	1,150
Investment securities available-for-sale, at fair value	171,886	191,312
Investment securities held-to-maturity, at amortized cost	47,467	28,366
Federal Home Loan Bank stock, at cost	2,198	2,198
Loans, net of allowance for loan losses (12/31/11: $11,101 and 12/31/10: $9,408) and deferred fees	728,198	611,139
Accrued interest receivable	3,418	6,723
Premises and equipment, net	18,103	18,713
Goodwill	783	783
Other assets	36,802	28,739

	$1,139,964	$990,601

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$280,042	$232,956
Interest bearing	758,297	656,319

Total deposits	1,038,339	889,275
Accrued interest payable	164	233
Borrowings	10,200	15,000
Other liabilities	2,225	1,741

Total liabilities	1,050,928	906,249

Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock $0.2083 par value; 48,000 shares authorized; 8,811 and 8,747 shares issued and 8,779 and 8,715 shares outstanding at 12/31/11 and 12/31/10, respectively	1,843	1,830
Additional paid-in capital	15,276	13,683
Retained earnings	71,861	70,532
Accumulated other comprehensive income (loss)	346	(1,403)

	89,326	84,642
Common stock in treasury, at cost (32 shares)	(290)	(290)

Total stockholders’ equity	89,036	84,352

	$1,139,964	$990,601

The accompanying notes are an integral part of the consolidated financial statements.

BankGuam Holding Company

Consolidated Statements of Income

(Dollar and Share Amounts in Thousands, Except Per Share Data)

	Year Ended December 31,
	2011	2010	2009
Interest income:
Loans	$45,015	$43,206	$40,572
Investment securities	5,834	5,605	8,529
Federal Funds sold	9	13	46
Deposits with banks	422	593	477

Total interest income	51,280	49,417	49,624

Interest expense:
Time deposits	437	656	1,692
Savings deposits	4,747	4,796	6,228
Other borrowed funds	431	576	1,105

Total interest expense	5,615	6,028	9,025

Net interest income	45,665	43,389	40,599
Provision for loan losses	4,617	3,125	2,550

Net interest income, after provision for loan losses	41,048	40,264	38,049
Non-interest income:
Service charges and fees	4,097	3,894	4,264
Investment securities gains, net	1,342	2,603	2,722
Gain on sale of assets	1,058	0	0
Income from merchant services	1,252	1,254	1,219
Income from cardholders	1,617	1,520	1,273
Telegraphic & cable fees	701	737	594
Trustee fees	698	728	619
Other income	1,832	1,509	1,463

Total non-interest income	12,597	12,245	12,154

Non-interest expenses:
Salaries and employee benefits	23,095	19,580	18,840
Occupancy	6,008	5,861	5,673
Furniture and equipment	4,953	5,128	5,505
Insurance	1,710	1,695	1,640
Telecommunications	1,242	1,282	1,239
Federal Depository Insurance Corporation assessment	1,189	1,467	1,811
Contract services	1,076	1,013	981
Professional services	848	952	732
Stationery & supplies	812	689	746
Education	750	717	744
General, administrative and other	5,470	4,689	4,863

Total non-interest expenses	47,153	43,073	42,774

Income before income taxes	6,492	9,436	7,429
Income tax expense	758	2,344	1,928

Net income	$5,734	$7,092	$5,501

Earnings per share:
Basic	$0.65	$0.81	$0.63

Diluted	$0.54	$0.79	$0.62

Dividends declared per share	$0.500	$0.500	$0.500

Basic weighted average shares	8,752	8,721	8,681

Diluted weighted average shares	10,572	8,952	8,915

The accompanying notes are an integral part of the consolidated financial statements.

BankGuam Holding Company Consolidated Statements of Comprehensive Income (Dollar Amounts in Thousands)
	Year Ended December 31,
	2011	2010	2009
Net income	$5,734	$7,092	$5,501

Other comprehensive income, net of tax effects:
Unrealized holding gain (loss) on available-for-sale securities arising during the period	264	(2,333)	(4,407)
Reclassification for gains realized on available-for-sale securities	1,342	2,603	2,718
Amortization of unrealized holding loss on held-to-maturity securities during the period	143	108	130

Total other comprehensive income	1,749	378	(1,559)

Comprehensive income	$7,483	$7,470	$3,942

The accompanying notes are an integral part of the consolidated financial statements.

BankGuam Holding Company

Consolidated Statements of Stockholders’ Equity

(Dollar Amounts in Thousands, except Number of Shares)

	Number of Shares	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income/(loss)	Retained Earnings	Treasury Stock	Comprehensive Income	Total
Balances, January 1, 2009	8,635,506	$1,813	$13,097	$(222)	$66,616	$(290)		$81,014
Comprehensive income:
Net income		0	0	0	5,501	0	$5,501	5,501
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale securities		0	0	(1,559)	0	0	(1,559)	(1,559)

Comprehensive income							$3,942
Common stock issued under Employee Stock Option Plan	33,981	7	260	0	0	0		267
Cash dividends on common stock		0	0	0	(4,328)	0		(4,328)

Balances, December 31, 2009	8,669,487	$1,820	$13,357	$(1,781)	$67,789	$(290)		$80,895
Comprehensive income:
Net income		0	0	0	7,092	0	$7,092	7,092
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale securities		0	0	378	0	0	378	378

Comprehensive income							$7,470
Common stock issued under Employee Stock Option Plan	44,629	10	326	0	0	0		336
Cash dividends on common stock		0	0	0	(4,349)	0		(4,349)

Balances, December 31, 2010	8,714,116	$1,830	$13,683	$(1,403)	$70,532	$(290)		$84,352
Comprehensive income:
Net income		0	0	0	5,734	0	$5,734	5,734
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale securities		0	0	1,749	0	0	1,749	1,749

Comprehensive income							$7,483
Stock compensation expense			1,164		0			1,164
Common stock issued under Employee Stock Option Plan	64,581	13	429	0	0	0		442
Cash dividends on common stock		0	0	0	(4,405)	0		(4,405)

Balances, December 31, 2011	8,778,697	$1,843	$15,276	$346	$71,861	($290)		$89,036

The accompanying notes are an integral part of the consolidated financial statements.

BankGuam Holding Company

Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$5,734	$7,092	$5,501
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,617	3,125	2,550
Depreciation and amortization	2,864	3040	3,250
Amortization of fees, discounts and premiums	2,293	1,677	1,857
Write-down and loss on sales of other real estate owned, net	170	143	(58)
Proceeds from sales of loans	28,098	32,439	25,119
(Increase) decrease in mortgage servicing rights	(86)	23	(246)
Realized gain on sale of available-for-sale securities	(1,342)	(2,603)	(2,718)
Realized gain on sale of assets	(1,058)	0	0
Gain on disposal of premises and equipment	(97)	0	0
Net change in:
Accrued interest receivable	3,305	(1,266)	(1,324)
Other assets	(5,770)	3,670	(16,500)
Accrued interest payable	(69)	(185)	(554)
Other liabilities	427	(624)	737

Net cash provided by operating activities	39,086	46,531	17,614

Cash flows from investing activities:
Net change in restricted cash	1,000	5,000	(996)
Purchases of securities available-for-sale	(247,912)	(231,476)	(451,913)
Purchases of securities held-to-maturity	(32,178)	0	0
Proceeds from sales of securities available-for-sale	219,457	253,256	261,204
Maturities, prepayments and calls of securities available-for-sale	48,499	26,773	111,999
Maturities, prepayments and calls of securities held-to-maturity	12,933	9,961	9,851
Loan originations and principal collections, net	(149,633)	(97,207)	(66,534)
Proceeds from sales of other real estate owned	85	50	168
Proceeds from sales of premises and equipment	465	0	0
Additions to premises and equipment	(2,622)	(1,114)	(1,318)

Net cash (used in) investing activities	(149,906)	(34,757)	(137,539)

Cash flows from financing activities:
Net increase in deposits	149,064	77,381	72,231
Payment of FHLB advances	(6,000)	(20,000)	(15,000)
Proceeds from FHLB advances	1,000	0	15,000
Proceeds from other borrowings	200	0	0
Repayment of Federal Funds purchased	0	(10,000)	10,000
Proceeds from issuance of common stock	442	336	267
Dividends paid	(4,405)	(4,349)	(4,328)

Net cash provided by financing activities	140,301	43,368	78,170

Net change in cash and cash equivalents	29,481	55,142	(41,755)
Cash and cash equivalents at beginning of year	101,478	46,336	88,091

Cash and cash equivalents at end of year	$130,959	$101,478	$46,336

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$5,684	$6,213	$9,579
Income taxes	297	310	1,528
Supplemental schedule of noncash investing and financing activities:
Other real estate owned transferred from loans, net	603	878	3,862
Transfer of other real estate owned to loans	(540)	(77)	(126)

The accompanying notes are an integral part of the consolidated financial statements.

BankGuam Holding Company

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Note 1 – Nature of Business

Organization

The accompanying consolidated financial statements include the accounts of BankGuam Holding Company (“the Company”) and its wholly-owned subsidiary, Bank of Guam (“the Bank”). The Company is a Guam corporation organized on October 29, 2010 to act as a holding company of the Bank, a 24-branch bank serving the communities in Guam, the Commonwealth of the Northern Mariana Islands (CNMI), the Federated States of Micronesia (FSM), the Republic of the Marshall Islands (RMI), the Republic of Palau (ROP), and San Francisco, California. On August 15, 2011, the Company acquired all of the outstanding common stock of the Bank in a holding company formation transaction. Refer to our Current Report on Form 8-K dated August 15, 2011 for a description of the transaction.

Other than holding of the shares of the Bank, the Company conducts no significant activities, although it is authorized, with the prior approval of its principal regulator, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) to engage in a variety of activities related to the business of banking. Currently, substantially all of the Company’s operations are conducted and substantially all of the assets are owned by the Bank, which accounts for substantially all of our consolidated revenues, expenses and operating income. The Bank provides a variety of financial services to individuals, businesses and governments through its branches. The Bank’s headquarters is located in Hagåtña, Guam, and it operates branches located on Guam, the Commonwealth of the Northern Mariana Islands (CNMI), the Federated States of Micronesia (FSM), the Republic of the Marshall Islands (RMI), the Republic of Palau (ROP) and the United States of America. The Bank currently has twelve branches in Guam, five in the CNMI, four in the FSM, one in the RMI, one in the ROP, and one in San Francisco, California. Its primary deposit products are demand deposits, savings and time certificate accounts, and its primary lending products are consumer, commercial and real estate loans.

For ease of reference we will sometimes refer to the Company as “we”, “us” or “our.”

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of BankGuam Holding Company, the Bank and the Bank’s wholly owned subsidiaries, BankGuam Properties, Inc. and BankGuam Insurance Underwriters, Ltd. All significant intercompany and inter-branch balances and transactions have been eliminated in consolidation.

Assets held by the Bank’s Trust department in a fiduciary capacity are not assets of the Bank, and, accordingly, are not included in the accompanying consolidated financial statements.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in effect in the United States (“GAAP”), on a basis consistent with prior periods.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the periods presented. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, valuation of other real estate owned, fair value of financial instruments, and the carrying value of intangible assets.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand and balances due from banks, Federal Funds sold, and interest bearing deposits with other banks, all of which mature within ninety days. The

Bank is required by the Federal Reserve System to maintain cash reserves against certain of their deposit accounts. At December 31, 2011 and 2010, the required combined reserves totaled approximately $18,872 and $15,613, respectively.

Restricted Cash

Interest-bearing deposits in banks mature within one year and are carried at cost.

Investment Securities

Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held-to-maturity,” and are recorded at amortized cost. Securities not classified as held-to-maturity, including equity securities with readily determinable fair value, are classified as “available-for-sale” and are recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest yield method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. The Bank does not hold securities for trading purposes.

Federal Home Loan Bank Stock

The Bank is required to hold non-marketable equity securities, comprised of Federal Home Loan Bank of Seattle (“FHLB”) stock, as a condition of membership. These securities are accounted for at cost, which equals par or redemption value. Ownership is restricted and there is no market for these securities. These securities are redeemable at par by the issuing government supported institutions. The primary factor supporting the carrying value is the commitment of the FHLB to perform its obligations, which includes providing credit and other services to the Bank.

Mortgage Servicing Rights (MSR)

Mortgage servicing assets are recognized separately when rights are acquired through the sale of mortgage loans. Under the servicing assets and liabilities accounting guidance in ASC Topic 860, “Transfers and Servicing”, servicing rights resulting from the sale of loans originated by the Bank are measured at fair value at the date of transfer. The Bank subsequently measures each class of servicing assets using fair value. Under the fair value method, the servicing rights are carried in the statements of financial condition at fair value and the changes in fair value are reported in earnings in the period in which the changes occur. Servicing fee income is recorded as fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal, and are recorded as income when earned.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances, adjusted for charge-offs, an allowance for loan losses, and any deferred fees or costs on originated loans, as well as unamortized premiums or discounts on purchased loans, except for certain purchased loans that fall under the scope of ASC Topic 310-30, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”, which are recorded at fair value on their purchase date.

Interest income is accrued on the unpaid principal balance of loans. Loan origination fees, net of certain direct origination costs, are deferred and recognized as income using the effective interest method over the contractual life of the loans. The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Credit card loans and other unsecured consumer loans are typically charged off no later than 180 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on non-accrual or charged off are reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The Bank is evaluating the portfolio of loans acquired from Wells Fargo Financial (the “Wells Portfolio”) in December 2011, and has elected to account for a portion of those loans under ASC 310-30. We account for loans under ASC 310-30 when (i) we acquire loans deemed to be impaired when there is evidence of credit deterioration since their origination and it is probable at the date of acquisition that we would be unable to collect all contractually required payments, and (ii) as a general policy election for non-impaired loans that we acquire.

The Wells Portfolio loans were recorded at their estimated fair value at the time of acquisition. Fair value of acquired loans is being determined using a discounted cash flow model based on assumptions about the amount and timing of principal and interest payments, estimated prepayments, estimated default rates, estimated loss severity in the event of defaults, and current market rates. Estimated credit losses are included in the determination of fair value; therefore, an allowance for loan losses is not recorded on the acquisition date.

In accordance with ASC 310-30, and in estimating the fair value of the Wells Portfolio at the acquisition date, we are (i) calculating the contractual amount and timing of undiscounted principal and interest payments (the “undiscounted contractual cash flows”) and (ii) estimating the amount and timing of undiscounted expected principal and interest payments (the “undiscounted expected cash flows”). The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference. The nonaccretable difference represents an estimate of the loss exposure in the Wells Portfolio, and such amount is subject to change over time based on the performance of the covered loans. The carrying value of the Wells Portfolio is reduced by payments received and increased by the portion of the accretable yield recognized as interest income. These loans were acquired with a loss-sharing arrangement. If the Bank has credit losses, net of recoveries, of greater than 0.50% of the remaining portfolio in any given year, Wells Fargo Finance will cover those net losses in an amount up to $320 thousand per year for five years.

The excess of expected cash flows at acquisition over the initial fair value of acquired loans is referred to as the “accretable yield” and is recorded as interest income over the estimated life of the loans using the effective yield method if the timing and amount of the future cash flows is reasonably estimable. Subsequent to acquisition, the Bank aggregates loans into pools of loans with common risk characteristics in order to account for the acquired loans. Increases in expected cash flows over those originally estimated increase the accretable yield and are recognized as interest income prospectively. Decreases in expected cash flows compared to those originally estimated decrease the accretable yield and are recognized by recording a provision for loan losses and establishing an allowance for loan losses.

Loans accounted for under ASC 310-30 are generally considered accruing and performing loans, as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of cash flows is not reasonably estimable, the loans may be classified as non-accrual loans and interest income may be recognized on a cash basis or as a reduction of the principal amount outstanding.

Loan Origination Fees and Costs

All loan origination fees and related direct costs are deferred and amortized to interest income as an adjustment to yield over the respective lives of the loans using the effective interest method, except for loans that are revolving or short-term in nature for which the straight line method is used, which approximates the interest method.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to be likely, and is funded through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The loans in the Wells Portfolio are subject to our internal and external credit review. If and when credit deterioration occurs subsequent to the completion of our evaluation of the portfolio, a provision for credit losses for the Wells Portfolio will be charged to earnings for the full amount. Under the accounting guidance of ASC 310-30 for acquired loans, the allowance for loan losses on the Wells Portfolio is measured at each financial reporting period or measurement date, based on expected cash flows. Accordingly, decreases in expected cash flows on the acquired Wells Portfolio as of the measurement date compared to those initially estimated are recognized by recording a provision for credit losses on the Wells Portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and real estate loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loans’ obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer loans for impairment disclosures.

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Bank has entered into commitments to extend credit, including commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded as off-balance sheet items when the commitment is made, then recorded as balance sheet items if and when they are funded.

Premises and Equipment

Premises and equipment are reported at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the related assets. Depreciation expense has been computed principally using estimated lives of 15 to 40 years for premises and 5 to 10 years for furniture and equipment. Leasehold improvements are depreciated over the estimated lives of the assets or the expected terms of the leases, if shorter. Expected terms include lease option periods to the extent that the exercise of such options is reasonably assured.

Construction-in-progress consists of accumulated direct and indirect costs associated with the Bank’s construction of premises and the purchase of equipment that has not yet been placed in service and, accordingly, has not yet been subjected to depreciation. Such assets begin depreciation over their estimated useful lives when completed and placed in service.

Premises and equipment are periodically evaluated for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. Impairment exists when the expected undiscounted future cash flows of premises and equipment are less than their carrying amount. In that event, the Bank records a loss for the difference between the carrying amount and the estimated fair value of the asset based on quoted prices.

Other Real Estate Owned

Properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of the carrying amount of the loan or the fair value of the property, reduced by estimated selling costs. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less the estimated cost to sell. Other real estate owned is estimated using the appraised value of the underlying collateral, discounted as necessary due to management’s estimates of changes in economic conditions, less estimated costs to sell. A valuation allowance is increased by provisions charged to earnings. Subsequent write-downs, income and expenses incurred in connection with holding such assets, and gains and losses realized from the sale of such assets, are charged to the valuation allowance.

Goodwill

Goodwill is deemed to have an indefinite life, and is not amortized but is evaluated at least annually for impairment in accordance with ASC Topic 350, “Intangibles – Goodwill and Other”. Based upon the Company’s most recent evaluation, there are no indicators of impairment.

Treasury Stock

Common stock shares repurchased are recorded as treasury stock at cost.

Income Taxes

Income taxes represent taxes recognized under laws of the Government of Guam, which generally conform to U.S. income tax laws. Foreign income taxes result from payments of taxes with effective rates ranging from 2% to 5% of gross income in the FSM, the RMI and the ROP to their respective government jurisdictions. U.S. Federal, California and the Commonwealth of the Northern Mariana Islands income taxes are reflected as foreign taxes for financial reporting purposes.

The Bank accounts for income taxes in accordance with income tax accounting guidance ASC Topic 740, “Income Taxes”.

The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid for the period by applying the provisions of the enacted tax law to the taxable income. The Bank determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term, “more likely than not,” means a likelihood of more than 50 percent; the terms, “examined,” and, “upon examination,” also include resolution of related appeals or litigation processes, if any.

A tax position that meets the “more likely than not” recognition threshold is initially and subsequently measured as the largest amount of which the tax authority has full knowledge of all relevant information. The determination of whether or not a tax position has met the “more likely than not” recognition threshold considers the facts, circumstances, and information available at the reporting date, and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

The Bank recognizes interest and penalties on income taxes as a component of income tax expense.

Dividends Declared

At its discretion, the Company declares dividends to stockholders of record as of a stated declaration date. The Bank declared and paid dividends of $0.125 per share for each share of common stock outstanding in each of the quarters of 2011, 2010 and 2009.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income, including unrealized gains and losses on securities available-for-sale, which are also recognized as separate components of equity.

Earnings Per Common Share

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may have been issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method.

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 19. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect these estimates.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when, (i) the assets have been isolated from the Bank – put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (ii) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (iii) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

Advertising Costs

Advertising costs are expensed as incurred.

Note 3 – Recent Accounting Pronouncements

Transfer of Financial Assets

On January 1, 2010, the Bank adopted the accounting guidance in ASC Topic 860, which amended the GAAP provisions related to the accounting for transfers and servicing of financial assets and extinguishments of liabilities, including the removal of the concept of a qualifying special-purpose entity from GAAP. This new accounting standard also clarifies that a transferor must evaluate whether it has maintained effective control of a financial asset by considering its continuing direct or indirect involvement with the transferred financial asset. This accounting standard is effective for financial asset transfers occurring after December 31, 2009. The adoption of this accounting standard on January 1, 2010 did not impact the Company’s statements of income and financial condition.

Fair Value Measurements and Disclosures

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures About Fair Value Measurements”, which added disclosure requirements about transfers into and out of Levels 1 and 2, clarified existing fair value disclosure requirements about the appropriate level of disaggregation, and clarified that a description of valuation techniques and inputs used to measure fair value was required for recurring and nonrecurring Level 2 and 3 fair value measurements. The Company adopted the provisions of this ASU in preparing the Consolidated Financial Statements for the year ended December 31, 2010. The adoption of these provisions, which were subsequently codified into ASC Topic 820, “Fair Value Measurements and Disclosures”, only affected the disclosure requirements for fair value measurements and, as a result, had no impact on the Bank’s statements of income and financial condition. See Note 19 for the disclosures required by this ASU.

This ASU also requires that Level 3 activity related to purchases, sales, issuances, and settlements be presented on a gross basis, rather than as a net number, as was previously permitted. This provision of the ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. As this provision amends only the disclosure requirements for Level 3 fair value measurements, the adoption will have no impact on the Bank’s financial position or results of operations.

Disclosures About Credit Quality

In July 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”, which requires the Company to provide a greater level of disaggregated information about the credit quality of the Company’s loans and leases and the Allowance for Loan and Lease Losses (the “Allowance”). This ASU requires the Company to disclose additional information related to credit quality indicators, non-accrual and past due information, and information related to impaired loans and loans modified in a troubled debt restructuring. The provisions of this ASU became effective for the Company’s reporting period ended on September 30, 2011. As this ASU amends only the disclosure requirements for loans and leases and the Allowance, the adoption did not have any impact on the Company’s statements of income and condition.

In January 2011, the FASB issued ASU No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20”. The amendments in ASU No. 2011-01 deferred the effective date related to disclosures about troubled debt restructurings, enabling creditors to provide such disclosures after the FASB completed their project clarifying the guidance for determining what constitutes a troubled debt restructuring. In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties. ASU No. 2011-02 also ended the FASB’s deferral of the additional disclosures related to troubled debt restructurings as required by ASU No. 2010-20. The provisions of ASU No. 2011-02 are effective for the Company’s reporting period ended September 30, 2011. The adoption of ASU No. 2011-02 did not have an impact on the Company’s statements of income and condition.

Intangibles – Goodwill and Other

In December 2010, the FASB issued ASU No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units With Zero or Negative Carrying Amounts”, which requires entities that have one or more reporting units with a zero or negative carrying value to assess, considering qualitative factors, whether it is more likely than not that a goodwill impairment exists. If an entity concludes that it is more likely than not that goodwill impairment exists, the entity must perform Step 2 of the goodwill impairment test. The Company adopted the provisions of this ASU in preparing the unaudited consolidated financial statements for the period ended September 30, 2011. The adoption of this ASU has had no impact on the Company’s statements of income and condition.

On September 15, 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment”, which gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in Step 1 of the goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, on the basis of qualitative factors, that it is more likely than not that its fair value is less than the carrying amount. This ASU is effective for all entities for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU No. 2011-08 is not expected to have a material impact on the Company’s statements of income and financial condition.

Other Recent Accounting Pronouncements

On April 29, 2011, the FASB issued ASU No. 2011-03, “Reconsideration of Effective Control for Repurchase Agreements”, which modifies the criteria for determining when repurchase agreements would be accounted for as a secured borrowing rather than as a sale. The ASU eliminates from the assessment of effective control the requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms. This requirement was one of the criteria under ASC 860 that entities used to determine whether the transferor maintained effective control. Although entities must consider all the effective-control criteria under ASC 860, the elimination of this requirement may lead to more conclusions that a repurchase arrangement should be accounted for as a secured borrowing rather than as a sale. The ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The adoption of ASU No. 2011-03 is not expected to have a material impact on the Company’s statements of income and financial condition.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The new guidance was issued to provide a consistent definition of fair value and ensure that fair value measurements and disclosure requirements are similar between US GAAP and International Financial Reporting Standards (“IFRSs”). The guidance changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements. The adoption of ASU No. 2011-04 is not expected to have a material impact on the Company’s statements of income and financial condition.

On June 16, 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”, which revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either (i) a continuous statement of comprehensive income, or (ii) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU No. 2011-05 did not have a material impact on the Company’s statements of income and financial condition.

Note 4 – Interest-Bearing Deposits and Restricted Cash

At December 31, 2011, the Company had $85.2 million in interest bearing deposits at other financial institutions, as compared to $60.5 million at December 31, 2010. The weighted average percentage yields on these deposits were 0.49% at December 31, 2011, and 0.84% at December 31, 2010. Interest bearing deposits with financial institutions can be withdrawn by the Company on demand, and are considered cash equivalents for purposes of the consolidated statements of cash flows.

At December 31, 2011, we had $150 thousand of restricted cash, which is scheduled to mature within one year. By comparison, as of December 31, 2010, restricted cash totaled $1.15 million, and these amounts are included in the interest-bearing deposits in the preceding paragraph. The weighted average percentage yields on these restricted cash deposits were 0.240% and 1.079% at December 31, 2011 and 2010, respectively.

Note 5 – Investment Securities

The amortized cost and fair value of investment securities, with gross unrealized gains and losses, was as follows:

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$19,955	$280	$0	$20,235
U.S. government agency pool securities	9,142	79	(1)	9,220
U.S. government agency or GSE mortgage-backed securities	141,602	1,028	(199)	142,431

	$170,699	$1,387	$(200)	$171,886

Securities Held-to-Maturity
U.S. government agency pool securities	$2,147	$10	$(25)	$2,132
U.S. government agency or GSE mortgage-backed securities	45,320	1,810	0	47,130

	$47,467	$1,820	$(25)	$49,262

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$85,004	$131	$(636)	$84,499
U.S. government agency pool securities	43,732	531	(67)	44,196
U.S. government agency or GSE mortgage-backed securities	63,822	106	(1,311)	62,617

	$192,558	$768	$(2,014)	$191,312

Securities Held-to-Maturity
U.S. government agency pool securities	$2,784	$28	$(24)	$2,788
U.S. government agency or GSE mortgage-backed securities	25,582	1,489	0	27,071

	$28,366	$1,517	$(24)	$29,859

At December 31, 2011 and 2010, investment securities with a carrying value of $116,387 and $124,030, respectively, were pledged to secure various government deposits and other government requirements.

The amortized cost and fair value of investment securities by contractual maturity at December 31, 2011, are shown below. Securities not due at a single maturity date, such as mortgage backed securities, are shown separately.

	December 31, 2011
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due after one but within five years	9,991	10,156	0	0
Due after five years	9,964	10,079	0	0
U.S. government agency pool securities	9,142	9,220	2,147	2,132
Mortgage-backed securities	141,602	142,431	45,320	47,130

	$170,699	$171,886	$47,467	$49,262

For the years ended December 31, 2011, 2010 and 2009, proceeds from sales of available-for-sale securities amounted to $219,457, $253,256 and $261,204, respectively; gross realized gains were $1,574, $2,630 and $2,988, and gross realized losses were $232, $27 and $266 respectively; gross unrealized gains were $1,387, $768 and $353, and gross unrealized losses were $200, $2,014 and $2,008, respectively.

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of the Bank’s investments, with unrealized losses that are not deemed to be OTTI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2011 and 2010.

	December 31, 2011
	Less Than Twelve Months		More Than Twelve Months
	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
Securities Available-for-Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$0	$0	$0	$0
U.S. government agency pool securities	0	422	1	87
U.S. government agency or GSE mortgage-backed securities	199	41,534	0	0

	$199	$41,956	$1	$87

Securities Held-to-Maturity
U.S. government agency pool securities	$7	$709	$18	$823

	December 31, 2010
	Less Than Twelve Months		More Than Twelve Months
	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
Securities Available-for-Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$636	$54,364	$0	$0
U.S. government agency pool securities	0	0	67	11,051
U.S. government agency or GSE mortgage-backed securities	1,311	55,363	0	0

	$1,947	$109,727	$67	$11,051

Securities Held-to-Maturity
U.S. government agency or GSE mortgage-backed securities	$1	$18	$23	$1,008

The Bank does not believe that the investment securities that were in an unrealized loss position as of December 31, 2011, which comprised a total of 17 securities, were other than temporarily impaired. Specifically, the 17 securities are comprised of the following: 9 Small Business Administration (SBA) Pool securities, 3 mortgage-backed securities issued by FNMA, and 5 mortgage-backed securities issued by Federal Home Loan Mortgage Corporation (FHLMC).

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

Note 6 – Loans

Outstanding loan balances are presented net of unearned income, net deferred loan fees, and unamortized discount and premium totaling $1,457 at December 31, 2011. Loans subject to ASC 310-30 are presented net of the related accretable yield and nonaccretable difference.

The loan portfolio consisted of the following at:

	December 31, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial
Commercial & Industrial	$149,123	20.1%	$163,517	26.3%
Commercial Mortgage	281,026	37.9%	240,911	38.7%
Commercial Construction	7,154	1.0%	12,111	2.0%

Total Commercial	437,303	59.0%	416,539	67.0%
Consumer
Residential mortgage	176,736	23.9%	89,056	14.3%
Home Equity	1,717	0.2%	1,516	0.2%
Automobile	9,620	1.3%	0	0%
Other Consumer Loans [1]	115,380	15.6%	114,842	18.5%

Total Consumer	303,453	41.0%	205,414	33.0%

Gross loans	740,756	100.0%	621,953	100.0%

Deferred fee (income) costs, net	(1,457)		(1,406)
Allowance for loan losses	(11,101)		(9,408)

Loans, net	$728,198		$611,139

[1]	Comprised of other revolving credit, installment, and overdrafts.

At December 31, 2011, total gross loans increased by $118.8 million, to $740.8 million, up from $622.0 million at December 31, 2010. The growth in loans was largely attributed to (i) an $87.7 million increase in Residential Mortgage loans to $176.7 million from $89.1 million, due to the acquisition of the Wells Fargo portfolio; (ii) a $40.1 million increase in Commercial Mortgage, to $281 million from $240.9 million, due primarily to an increase in CRE loans, mostly from the California region; (iii) the addition of $9.6 million in Automobile loans, which resulted from the segregation of these loans from the rest of the Consumer loans category in 2011. These were offset by (i) a $14.4 million decrease in Commercial & Industrial loans, to $149.1 million from $163.5 million, due to $3 million of loans being re-categorized to Commercial Mortgage, and to paydowns and payoffs of various loans; (ii) a $5.0 million decrease in Commercial Construction loans, to $7.2 million from $12.1 million, due primarily to the reclassification of a $4.0 million loan from Commercial Construction to Commercial Mortgage.

At December 31, 2011, loans outstanding were comprised of approximately 67% variable rate loans and 33% fixed rate loans.

Certain loans acquired in the acquisition of a portfolio of loans from Wells Fargo in December 2011 are subject to ASC 310-30 (formerly SOP 03-3 (see Note 1)). These include loans for which it is probable that we will not collect all contractual principal and interest. Loans within the scope of ASC 310-30 are initially recorded at fair value, and no allowance is carried over or initially recorded. A summary of the major categories of loans outstanding acquired from Wells Fargo showing those subject to ASC 310-30 is presented in the following table.

	December 31, 2011
	ASC 310-30 loans	All other	Total loans
Consumer:
Residential mortgage	$0	$90,787	$90,787
Home equity	0	0	0
Automobile	0	0	0
Other consumer loans[1]	8,027	0	8,027

Total consumer	8,027	90,787	98,814

Gross loans	8,027	90,787	98,814
Deferred fee (income) costs, net	0	0	0
Allowance for loan losses	0	(417)	(417)

Total loans	$8,027	$90,370	$98,397

[1]	Comprised of other revolving and installment credit and overdrafts.

Allowance for Loan Losses

The allowance for loan losses is first determined by analyzing all classified loans (Substandard and Doubtful) in non-accrual for loss exposure and establishing specific reserves, as needed. ASC 310-10 defines loan impairment as the existence of uncertainty concerning collection of all principal and interest per the contractual terms of a loan. For collateral-dependent loans, impairment is typically measured by comparing the loan amount to the fair value of collateral, less costs to sell, with a specific reserve established for the “shortfall” amount. Other methods can be used in estimating impairment (market price or present value of expected future cash flows discounted at the loan’s original interest rate).

The allowance for loan losses is evaluated on a regular basis by management, and is based upon management’s periodic review of the collectability of loans in light of historical experience, the nature of volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance covers unimpaired loans, and is based on historical charge-off experience and expected loss, given the default probability derived from the Bank’s internal risk rating process. Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

Our loss migration analysis tracks a certain number of quarters of loan loss history and industry loss factors to determine historical losses by classification category for each loan type, except certain consumer loans. These calculated loss factors are then applied to outstanding loan balances for all loans on accrual designated as “Pass,” “Special Mention,” “Substandard” or “Doubtful” (“classified loans” or “classification categories”). Additionally, a qualitative factor that is determined utilizing external economic factors and internal assessments is applied to each homogeneous loan pool. We also conduct individual loan review analyses, as part of the allowance for loan loss allowance allocation process, applying specific monitoring policies and procedures in analyzing the existing loan portfolios.

Credit Quality Indicators

The Bank uses several credit quality indicators to manage credit risk, including an internal credit risk rating system that categorizes loans and leases into pass, special mention, substandard, doubtful or loss categories. Credit risk ratings are applied individually to those classes of loans and leases that have significant or unique credit characteristics and that benefit from a case-by-case evaluation. These are typically loans and leases to businesses or individuals in the classes which comprise the commercial portfolio segment. Groups of loans and leases that are underwritten and structured using standardized criteria and characteristics, such as statistical models (e.g., credit scoring or payment performance), are typically risk-rated and monitored collectively. These are typically loans and leases to individuals in the classes which comprise the consumer portfolio segment.

The following are the definitions of the Bank’s credit quality indicators:

Pass (A): Exceptional: Essentially risk-free credit. These are loans of the highest quality that pose virtually no risk of loss to the Bank. This includes loans fully collateralized by means of a savings account(s) and time certificate(s) of deposit, and by at least 110% of the loan amount. Borrowers should have strong financial statements, good liquidity and excellent credit.

Pass (B): Standard: Multiple “strong sources of repayment.” Loans to strong borrowers with a demonstrated history of financial and managerial performance. Risk of loss is considered to be low. Loans are well structured, with clearly identified primary and readily available secondary sources of repayment. Loans maybe secured by an equal amount of funds in a savings account or time certificate of deposit. Loans may be secured by marketable collateral whose value can be reasonably determined through outside appraisals. Very strong cash flow and relatively low leverage.

Pass (C): Acceptable: “Good” primary and secondary sources of repayment. Loans to borrowers of average financial strength, stability and management expertise. Borrower should be a well-established individual or company with adequate financial resources to weather short-term fluctuations in the marketplace. Financial ratios and trends are favorable. The loans may be unsecured or supported by non-real estate collateral for which the value is more difficult to determine, reasonable credit risk and requiring an average amount of account officer attention. Unsecured credit is to be of unquestionable strength.

Pass (D): Monitor: “Sufficient” primary source of repayment and acceptable secondary source of repayment. Acceptable business or individual credit, but the borrower’s operations, cash flow or financial conditions evince moderate to average levels of risk. Loans are considered to be collectable in full, but may require a greater-than-average amount of loan officer attention. Borrowers are capable of absorbing normal setbacks without failure.

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

Formula Classified: Formula classified loans are all loans and credit cards delinquent 90 days and over which have yet to be formally classified Special Mention, Substandard or Doubtful by the Bank’s Loan Committee. In most instances, the monthly formula total is comprised primarily of real estate and consumer loans and credit cards. Commercial loans are typically formally classified by the Loan Committee no later than their 90-day delinquency, and thus do not become part of the formula classification. Real estate loans 90-days delinquent are in the foreclosure process and are typically completed within another 60 days, and thus are not formally classified during this period.

Doubtful: A loan with weaknesses well enough defined that eventual repayment in full, on the basis of currently existing facts, conditions and values, is highly questionable, even though certain factors may be present which could improve the status of the loan. The probability of some loss is extremely high, but because of certain known factors, which may work to the advantage of strengthening of the assets (i.e. capital injection, perfecting liens on additional collateral, refinancing plans, etc.), its classification as an estimated loss is deferred until its more exact status can be determined.

Loss: Loans classified as “Loss” are considered uncollectible, and are either unsecured or are supported by collateral that is of little to no value. As such, their continuance as recorded assets is not warranted. While this classification does not mandate that a loan has no ultimate recovery value, losses should be taken in the period these loans are deemed to be uncollectible. Loans identified as loss are immediately approved for charge off. The Bank may refer loans to outside collection agencies, attorneys, or its internal collection division to continue collection efforts. Any subsequent recoveries are credited to the Allowance for Loan Losses.

Set forth below is a summary of the Company’s activity in the allowance for loan losses during the years ended:

	December 31,
	2011	2010	2009
	(Dollars in thousands)
Balance, beginning of year	$9,408	$8,895	$9,943
Provision for loan losses	4,617	3,125	2,550
Recoveries on loans previously charged off	1,596	1,679	1,061
Charged off loans	(4,520)	(4,291)	(4,659)

Balance, end of year	$11,101	$9,408	$8,895

The allowance for loan losses for the year ended December 31, 2011, reflects an increase of $1.7 million from the allowance for loan losses at the end of 2010, based on the Bank’s allowance for loan loss methodology. The Bank has increased the provision for loan losses in each year from 2009 to 2011. The increase in the provision is due to the uncertainty in the local economy and the increase in the California Region loan portfolio. The allowance for loan losses should remain stable into the near future as the local economy and the increase in the loan portfolios settle.

Set forth below is information regarding gross loan balances and the related allowance for loan losses, by portfolio type, for the years ended December 31, 2011 and 2010.

	Commercial	Residential Mortgages	Consumer	Total
	(Dollars in thousands)
2011
Allowance for loan losses:
Balance at beginning of year	$6,517	$324	$2,567	$9,408
Charge offs	(697)	(19)	(3,804)	(4,520)
Recoveries	70	13	1,513	1,596
Provision	764	0	3,853	4,617

Balance at end of year	$6,654	$318	$4,129	$11,101

Allowance balance at end of year related to:
Loans individually evaluated for impairment	$—	$—	$—	$—

Loans collectively evaluated for impairment	$6,654	$318	$4,129	$11,101

Loan balances at end of year:
Loans individually evaluated for impairment	$11,864	$2,106	$193	$14,163
Loans collectively evaluated for impairment	425,439	176,347	124,807	726,593

Ending Balance	$437,303	$178,453	$125,000	$740,756

2010
Allowance for loan losses:
Balance at beginning of year	$6,070	$298	$2,527	$8,895
Charge offs	(551)	(34)	(3,706)	(4,291)
Recoveries	188	0	1,491	1,679
Provision	810	60	2,255	3,125

Balance at end of year	$6,517	$324	$2,567	$9,408

Allowance balance at end of year related to:
Loans individually evaluated for impairment	$—	$—	$—	$—

Loans collectively evaluated for impairment	$6,517	$324	$2,567	$9,408

Loan balances at end of year:
Loans individually evaluated for impairment	$12,151	$3,606	$151	$15,908
Loans collectively evaluated for impairment	404,388	86,966	114,691	606,045

Ending Balance	$416,539	$90,572	$114,842	$621,953

Impairment is measured on a loan-by-loan basis for commercial and real estate loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral (if the loan is collateral dependent). Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment. The Bank performs direct write-downs of impaired loans with a charge to the allocated component of the allowance, therefore reducing the allocated component of the reserve to zero at the end of each reporting period.

Credit Quality

The following table provides a summary of the delinquency status of the Bank’s gross loans by portfolio type:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans Outstanding
	(Dollars in thousands)
2011
Commercial
Commercial & industrial	$266	$320	$—	$586	$148,537	$149,123
Commercial mortgage	2,903	972	5,266	9,141	271,885	281,026
Commercial construction	—	—	2,272	2,272	4,882	7,154

Total commercial	3,169	1,292	7,538	11,999	425,304	437,303
Consumer
Residential mortgage	5,745	2,938	3,091	11,774	164,962	176,736
Home equity	92	—	—	92	1,625	1,717
Automobile	305	17	3	325	9,295	9,620
Other consumer	2,391	1,184	1,514	5,089	110,291	115,380

Total consumer	8,533	4,139	4,608	17,280	286,173	303,453
Total	$11,702	$5,431	$12,146	$29,279	$711,477	$740,756

2010
Commercial
Commercial & industrial	$311	$118	$239	$668	$162,849	$163,517
Commercial mortgage	19	—	5,539	5,558	235,353	240,911
Construction	—	—	2,982	2,982	9,129	12,111

Total commercial	330	118	8,760	9,208	407,331	416,539
Consumer
Residential mortgage	2,449	1,477	2,768	6,694	82,362	89,056
Home equity	10	—	26	36	1,480	1,516
Automobile	—	—	—	—	—	—
Other consumer	2,966	1,739	1,693	6,398	108,444	114,842

Total consumer	5,425	3,216	4,487	13,128	192,286	205,414
Total	$5,755	$3,334	$13,247	$22,336	$599,617	$621,953

As the above table indicates, total past due loans increased by $6.9 million to $29.3 million as of December 31, 2011, from $22.3 million as of December 31, 2010. Loans past due 30 to 59 days increased by $5.9 million to $11.7 million as of December 31, 2011, from $5.8 million as of December 31, 2010. Loans past due 60-89 days increased by $2.1 million to $5.4 million at December 31, 2011, from $3.3 million as of December 31, 2010. Loans past due 90 days or more decreased by $1.1 million to $12.1 million as of December 31, 2011, from $13.2 million as of December 31, 2010. The Bank’s outstanding loan balances have increased $118.8 million over the past year and the delinquency rate at December 31, 2011 was consistent with the level from the previous year.

Generally, the accrual of interest on a loan is discontinued when principal or interest payments become more than 90 days past due, unless management believes the loan is adequately collateralized and it is in the process of collection. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received, except when the ultimate collectability of principal is probable, in which case interest payments are credited to income. Non-accrual loans may be restored to accrual status when principal and interest become current and full repayment is expected. The following table provides information as of December 31, 2011 and 2010, with respect to loans on non-accrual status, by portfolio type:

	December 31,
	2011	2010
	(Dollars in thousands)
Non-accrual loans:
Commercial:
Commercial & industrial	$247	$381
Commercial mortgage	7,597	8,190
Commercial construction	2,272	2,982

Total commercial	10,116	11,553
Consumer:
Residential mortgage	2,107	3,580
Home equity	—	26
Automobile	—	—
Other consumer	193	151

Total consumer	2,300	3,757

Total non-accrual loans	$12,416	$15,310

The Company classifies its loan portfolios using internal credit quality ratings, as discussed above under Allowance for Loan Losses. The following table provides a summary of loans by portfolio type and the Company’s internal credit quality ratings as of December 31, 2011 and 2010.

	December 31,
	2011	2010	Increase (Decrease)
	(Dollars in thousands)
Pass:
Commercial & industrial	$126,170	$151,551	$(25,381)
Commercial mortgage	240,447	214,061	26,386
Commercial construction	4,882	—	4,882
Residential mortgage	175,048	86,296	88,752
Home equity	1,717	1,516	201
Automobile	9,620	—	9,620
Other consumer	114,041	113,109	932

Total pass loans	$671,925	$566,533	$105,392
Special Mention:
Commercial & industrial	$19,921	$585	$19,336
Commercial mortgage	19,380	—	19,380
Commercial construction	—	—	—
Residential mortgage	—	—	—
Home equity	—	—	—
Automobile	—	—	—
Other consumer	—	—	—

Total special mention loans	$39,301	$585	$38,716
Substandard:
Commercial & industrial	$3,031	$11,381	$(8,350)
Commercial mortgage	20,750	26,850	(6,100)
Commercial construction	2,272	12,111	(9,839)
Residential mortgage	663	620	43
Home equity	—	—	—
Automobile	—	—	—
Other Consumer	37	—	37

Total substandard loans	$26,753	$50,962	$(24,209)
Formula Classified:
Commercial & industrial	$—	$—	$—
Commercial mortgage	450	—	450
Commercial construction	—	—	—
Residential mortgage	1,025	2,140	(1,115)
Home equity	—	—	—
Automobile	—	—	—
Other consumer	1,302	1,733	(431)

Total formula classified loans	$2,777	$3,873	$(1,096)

Total outstanding loans, gross:	$740,756	$621,953	$118,803

As the above table indicates, the Company’s total loans approximated $740.8 million at December 31, 2011, up from $622.0 million at December 31, 2010. The disaggregation of the portfolio by risk rating in the table reflects the following changes between December 31, 2011 and December 31, 2010:

•

Loans rated “pass” totaled $671.9 million at December 31, 2011, up from $566.5 million at December 31, 2010, due primarily to the acquisition of the Wells Fargo loan portfolio, which increased the Residential mortgage category and reflected the growth of the California Region’s commercial mortgage portfolio. Commercial & industrial loans dropped by $25.4 million, due primarily to the downgrade of $13.7 million of various loans from “pass” to “special mention”; the remaining increase was due to loan paydowns and payoffs.

•

The “special mention” category was approximately $38.7 million higher at December 31, 2011, than at December 30, 2010. The Commercial & industrial portion increased by $19.3 million, due primarily to the above-described downgrade of $13.7 million from “pass” to “special mention” and the upgrade of a $5.7 million loan relationship from Substandard. The Commercial mortgage category increased by $19.4 million, due to the upgrade of a $10.7 million loan from “substandard” and the downgrade of $8.7 million of various loans from “pass.”

•

Loans classified “substandard” decreased by $24.2 million, to $26.8 million, at December 31, 2011, from $51 million at December 31, 2010. The decrease was mainly comprised of the Commercial & industrial category decreasing by $8.4 million, due primarily to the above described $5.7 million upgrade to “special mention.” The Commercial mortgage category decreased by $6.1 million, due to above described $10.7 million upgrade to “special mention,” which was offset by a $4.0 million loan being re-categorized from Commercial construction to Commercial mortgage. The Commercial construction category decreased by $9.8 million, due primarily to the above described re-categorization of a loan to Commercial mortgage, when such loan was paid down from its balance of $9.1 million on December 31, 2010.

The allowance for loan losses of $11.1 million was appropriate at December 31, 2011. The provisions for loan losses net of charge-offs and recoveries was appropriate to cover the increase in the portfolio, the increase in delinquencies and the migration of loans to the Special Mention category.

Impaired Loans

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

Impaired loans include loans that are in non-accrual status and other loans that have been modified in Troubled Debt Restructurings (TDRs), where economic concessions have been granted to borrowers experiencing financial difficulties. These concessions typically result from the Company’s loss mitigation actions, and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions taken with the intention to maximize collections.

The following table sets forth information regarding non-accrual loans and restructured loans, at December 31, 2011 and 2010:

	December 31,
	2011	2010
	(Dollars in thousands)
Impaired loans:
Restructured Loans:
Non-accruing restructured loans	$6,433	$6,679
Accruing restructured loans	1,747	699

Total restructured loans red Loans	8,180	7,378
Other non-accruing impaired loans	5,983	8,530
Other accruing impaired loans	—	—

Total impaired loans	$14,163	$15,908

Impaired loans less than 90 days delinquent and included in total impaired loans	$5,119	$4,208

The table below contains additional information with respect to impaired loans, by portfolio type, for the years ended December 31, 2011 and 2010:

	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
2011 With no related allowance recorded:
Commercial & industrial	$247	$297	$103	$24
Commercial mortgage	9,345	12,388	8,820	521
Commercial construction	2,272	4,448	2,593	—
Residential mortgage	2,106	2,153	2,968	22
Home equity	—	—	15	—
Automobile	—	—	—	—
Other consumer	193	200	180	18

Total impaired loans with no related allowance	$14,163	$19,486	$14,679	585
2011 With an allowance recorded:
Commercial & industrial	0	0
Commercial mortgage	0	0
Commercial construction	0	0
Residential mortgage	0	0
Home equity	0	0
Automobile	0	0
Other consumer	0	0
2010 With no related allowance recorded:
Commercial & industrial	$381	$428	$376	$14
Commercial mortgage	8,788	11,829	10,612	392
Commercial construction	2,982	4,952	2,982	—
Residential mortgage	3,580	3,680	2,346	128
Home equity	26	26	16	1
Automobile	—	—	—	—
Other consumer	151	155	134	9

Total impaired loans with no related allowance	$15,908	$21,070	$16,466	$544
2010 With an allowance recorded:
Commercial & industrial	0	0
Commercial mortgage	0	0
Commercial construction	0	0
Residential mortgage	0	0
Home equity	0	0
Automobile	0	0
Other consumer	0	0

Impairment is measured on a loan-by-loan basis for commercial and real estate loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral-dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. The Bank performs direct write-downs of impaired loans with a charge to the allocated component of the allowance, thereby reducing the allocated component of the reserve to zero at the end of each reporting period.

Troubled Debt Restructurings

In accordance with FASB’s Accounting Standard Update No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring” (ASU No. 2011-02), the Bank had $8.2 million of troubled debt restructurings (TDR) as of December 31, 2011. The restructured loans recorded with the Bank represent financing receivables, modified for the purpose of alleviating temporary impairments to the borrower’s financial condition. The modifications that the Bank has extended to borrowers have come in the form of a change in the amortization terms, reduction in the interest rate, interest only payments and, in limited cases, a concession to the outstanding loan balance. The workout plan between the borrower and Bank is designed to provide a bridge for the cash flow shortfalls in the near term. As the borrower works through the near term issues, in most cases, the original contractual terms will be reinstated.

At December 31, 2010, the Bank carried $7.4 million of troubled debt restructurings. This increased by $0.8 million, to $8.2 million, by December 31, 2011, due to increased restructurings in the Residential and Commercial mortgage portfolios.

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Year Ended December 31, 2011	Year Ended December 31, 2010
	(Dollars in thousands)
Performing
Residential mortgage	1	$149	$149	$—	$136
Commercial mortgage	10	6,758	5,443	2,636	2,464
Automobile	—	—	—	—	—
Consumer	—	—	—	—	—

	11	6,907	5,592	2,636	2,600

Nonperforming
Residential mortgage	2	207	207	110	173
Commercial mortgage	7	5,964	5,964	5,434	4,605
Automobile	—	—	—	—	—
Consumer	—	—	—	—	—

	9	6,171	6,171	5,544	4,778

Total Troubled Debt Restructurings (TDRs)	20	$13,078	$11,763	$8,180	$7,378

Note 7 – Premises and Equipment

A summary of premises and equipment at December 31, 2011 and 2010 follows:

	December 31, 2011
	Cost	Accumulated Depreciation	Net Book Value
Buildings	$27,742	$(15,691)	$12,051
Furniture and equipment	24,056	(20,576)	3,480
Automobiles and mobile facilities	1,107	(959)	148
Leasehold improvements	4,086	(2,935)	1,151

	56,991	(40,161)	16,830
Construction in progress	1,273	—	1,273

	$58,264	$(40,161)	$18,103

	December 31, 2010
	Cost	Accumulated Depreciation	Net Book Value
Buildings	$27,742	$(14,906)	$12,836
Furniture and equipment	23,715	(19,614)	4,101
Automobiles and mobile facilities	1,400	(1,148)	252
Leasehold improvements	4,092	(2,647)	1,445

	56,949	(38,315)	18,634
Construction in progress	79	—	79

	$57,028	$(38,315)	$18,713

For the years ended December 31, 2011, 2010 and 2009, depreciation and amortization expense was $2,864, $3,040 and $3,250, respectively.

Note 8 – Other Assets

A summary of other assets at December 31, 2011 and 2010 follows:

	2011	2010
Bank Owned Life Insurance	$10,256	$0
Prepaid income tax	7,797	9,872
Prepaid expenses	5,188	4,910
Prepaid FDIC assessments	3,409	4,522
Other real estate owned, net	4,294	4,486
Deferred tax asset, net	3,677	2,870
Mortgage servicing rights	1,028	942
Other	1,153	1,137

	$36,802	$28,739

Note 9 – Other Real Estate Owned

Other real estate owned is presented net of an allowance for losses. A summary of the changes in other real estate owned is as follows:

	2011	2010
Balance at beginning of year	$4,486	$3,878
Additions	603	878
Sales	(625)	(127)

	4,464	4,629
Write-downs and loss on sale, net	(125)	(221)
Change in valuation allowances	(45)	78

Balance at end of year	$4,294	$4,486

A summary of other real estate owned operations, which are included in non-interest expenses, for the years ended December 31, 2011, 2010 and 2009, is as follows:

	2011	2010	2009
Other real estate owned operations, net	$142	$196	$58
Loss (gain) on the sale of the other real estate owned	103	20	(14)
Write-downs	22	201	10
Change in valuation allowances	45	(78)	(54)

Net losses from other real estate owned operations	$312	$339	$—

Note 10 – Deposits

A summary of deposits at December 31, 2011 and 2010, follows:

	2011	2010
Non-interest bearing deposits	$280,042	$232,956

Interest bearing deposits:

Demand deposits	99,264	75,237
Regular savings	443,611	386,303
Time deposits:
$100,000 or more	49,952	69,542
Less than $100,000	14,048	15,943
Other interest bearing deposits	151,422	109,294

	758,297	656,319

Total	$1,038,339	$889,275

At December 31, 2011, the scheduled maturities of time deposits were as follows:

Year ending December 31,
2012	$60,485
2013	1,060
2014	721
2015	1,238
2016 and thereafter	496

$64,000

Note 11 – Borrowings

Federal Home Loan Bank (FHLB) Advances

The Bank has a credit line with the FHLB of Seattle equal to 10% of total assets. At December 31, 2011 and 2010, the Bank had outstanding advances against this credit line under Blanket Agreements for Advances and Security Agreements (“the Agreements”) of $10,000 and $15,000, respectively. The Agreements enable the Bank to borrow funds from the FHLB to fund mortgage loan programs and to satisfy certain other funding needs. The weighted average rate of interest applicable to the advance was 3.58% and 2.37% at December 31, 2011 and 2010, respectively.

The value of first lien one-to-four unit mortgage loans and first lien multifamily loans pledged under the Agreements must be maintained at not less than 120% and 125%, respectively, of the advances outstanding.

Other Borrowings

At December 31, 2011, the Company had $200 thousand in other borrowed funds with its Board of Directors.

The borrowings outstanding at December 31, 2011, are due to mature as follows:

Year ending December 31,
2012	$200
2013	10,000

$10,200

Overnight Fed Funds Lines

At December 31, 2011 and 2010, the Bank had $17.0 million in Federal Funds lines of credit available with its correspondent banks. No borrowings were outstanding as of December 31, 2011.

Note 12 – Transactions with Board of Directors

The Directors of the Company and the Bank, and certain of the businesses with which they are associated, conduct banking transactions with the Company in the ordinary course of business. All loans and commitments to loan included in such transactions are made in accordance with applicable laws and on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with persons of similar creditworthiness that were not affiliated with the Company, and did not present any undue risk of collectability.

The following is a summary of loan transactions with the Board of Directors of the Company and certain of their associated businesses:

	Year Ended December 31,
	2011(1)	2010(1)
	(Dollars in thousands)
Beginning balance	$14,291	$14,331
Undisbursed commitments	(625)	(1,279)
New loans granted	1,064	2,193
Principal repayments	(1,179)	(954)

Ending balance of term loans	$13,551	$14,291
Year-end balance of revolving accounts	2,232	2,339

Total term loans and revolving accounts	$15,783	$16,630

(1)	Includes loans made to executive officers who are also directors totaling $9 thousand and $644 thousand at December 31, 2011 and 2010, respectively.

Deposits by Board of Directors members and executive officers held by the Bank were $4.6 million and $4.2 million at December 31, 2011 and 2010, respectively.

Note 13 – Income Taxes

The income tax provision includes the following components:

	2011	2010	2009
Government of Guam tax expense (benefit):
Current	$2,174	$2,297	$1,167
Deferred	(1,710)	(252)	410
Foreign income taxes (including U.S. income taxes)	294	299	351

Total income tax expense	$758	$2,344	$1,928

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Year Ended December 31,
	2011	2010	2009
Statutory Guam income tax rate	34.0%	34.0%	34.0%
Permanent differences	(16)%	(31.2)%	(24.2)%
Other	(5.7)%	22.0%	16.2%

Total income tax expense	11.7%	24.8%	26.0%

The components of deferred income taxes are as follows:

	2011	2010	2009
Deferred loan origination fees	$(24)	$(42)	$(24)
Mortgage servicing rights	34	(8)	84
Loan loss provision	(629)	(175)	356
Deferred rent obligation	(28)	(27)	(24)
Other real estate owned valuation	37	—	18
Fixed assets	(590)	—	—
FAS 123R	(401)	—	—
SERP	(109)	—	—
Net operating loss	(2,812)	—	—
Change in valuation allowance	2,812	—	—

Deferred tax (benefit) provision	$(1,710)	$(252)	$410

The components of the net deferred tax asset are as follows:

	2011	2010
Deferred tax asset:
Allowance for loan losses	$3,827	$3,200
Net operating loss	2,812	—
Loan origination fees	502	477
FAS 123R	401	—
Net unrealized loss on securities held-to-maturity	226	299
Deferred rent obligation	216	188
Accruals not currently deductible	135	—
Other real estate owned	—	64
Net unrealized loss on securities available-for-sale	—	424

Total deferred tax asset	8,119	4,652
Deferred tax liability:
Fixed assets	(872)	(1,462)
Net unrealized loss on securities available-for-sale	(404)	—
Mortgage servicing rights	(354)	(320)

Total deferred tax liability	(1,630)	(1,782)
Valuation allowance	(2,812)	—

Net deferred tax asset	$3,677	$2,870

A valuation allowance of $2.8 million has been provided at December 31, 2011, to reduce the deferred tax asset because, in management’s opinion, it is more likely than not that less than the entire amount will be realized.

The difference between effective income tax expense and income tax expense computed at the Guam statutory rate was due to nontaxable interest income earned on loans to the Government of Guam for each of the years ended December 31, 2011, 2010 and 2009.

The Bank files income tax returns in Guam, CNMI and the State of California. The Bank is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006.

We record as a “deferred tax asset” on our balance sheet an amount equal to the tax credit and tax loss carry-forwards and tax deductions (“tax benefits”) that we believe will be available to us to offset or reduce the amounts of our income taxes in future periods. Under applicable federal and state income tax laws and regulations, such tax benefits will expire if not used within specified periods of time. Accordingly, the ability to fully use our deferred tax asset depends on the amount of taxable income that we generate during those time periods. At least once each year, or more frequently, if warranted, we make estimates of future taxable income that we believe we are likely to generate during those future periods. If we conclude, on the basis of those estimates and the amount of the tax benefits available to us, that it is more likely than not that we will be able to fully utilize those tax benefits prior to their expiration, we recognize the deferred tax asset in full on our balance sheet. On the other hand, if we conclude on the basis of those estimates and the amount of the tax benefits available to us that it has become more likely than not that we will be unable to utilize those tax benefits in full prior to their expiration, then we would establish (or increase any existing) valuation allowance to reduce the deferred tax asset on our balance sheet to the amount which we believe we are more likely than not to be able to utilize. Such a reduction is implemented by recognizing a non-cash charge that would have the effect of increasing the provision, or reducing any credit, for income taxes that we would otherwise have recorded in our statements of operations. The determination of whether and the extent to which we will be able to utilize our deferred tax asset involves significant management judgments and assumptions that are subject to period-to-period changes as a result of changes in tax laws, changes in the market, or economic conditions that could affect our operating results or variances between our actual operating results and our projected operating results, as well as other factors.

Note 14 – Employee Benefit Plans

Stock Purchase Plan

The 2001 Non-Statutory Stock Option Plan (the “Plan”) was adopted by the Board of Directors and approved by the stockholders in 2001 and became effective on May 1, 2001. The Plan functioned as a stock purchase plan whereby eligible employees of the Bank who elected to participate had the right to purchase common stock at a 15% discount from the market value of the common stock at the date of exercise. Employees could purchase the common stock using payroll deductions or pursuant to an installment purchase agreement. The Employee Stock Option Plan Committee of the Board of Directors administered the Plan. The aggregate number of shares authorized for issuance under the Plan was 1,947. As of December 31, 2010, there were 1,657 shares granted. The Bank accounts for stock-based compensation in accordance with ASC 718 “Compensation – Stock Compensation.” The compensatory element of the eligible shares to be purchased under the Plan was the difference between the market value of the stock and the exercise price. The Plan was terminated on April 30, 2011. Compensation expense pursuant to this plan was $2,659 and $2,440 as of December 31, 2011 and 2010, respectively.

The Bank’s 2011 Employee Stock Purchase Plan (the “2011 Plan”) was adopted by the Bank’s Board of Directors and approved by the Bank’s Stockholders on May 2, 2011. This plan was subsequently adopted by the Company after the Reorganization. The 2011 Plan is open to all employees of the Company and the Bank who have met certain eligibility requirements.

Under the 2011 Plan, eligible employees can purchase, through payroll deductions, shares of common stock at a discount. The right to purchase stocks is granted to eligible employees during a period of time that is established from time to time by the Board of Directors of the Company. Eligible employees cannot accrue the right to purchase more than $25 thousand worth of stock at the fair market value at the beginning of each offer period. Eligible employees also may not purchase more than one thousand five hundred (1,500) shares of stock in any one offer period. The shares are purchased at 85% of the fair market price of the stock on the enrollment date or purchase date, whichever is less.

Because the securities issuable under the 2011 Plan have not yet been registered with the Securities and Exchange Commission (the “SEC”) as of the date of this Annual Report, no issuances have been made under the Plan since its inception. The Company’s Board of Directors temporarily suspended the Plan in March 2012 pending review and evaluation by the Board as to whether any amendment to the 2011 Plan is appropriate in light of the foregoing expense issues. The Company anticipates registering the Plan with the SEC during the second quarter of 2012.

Executive Employment Agreements

The President and the Executive Vice President are employed under separate agreements terminating December 31, 2012 and May 31, 2013, respectively. Under the agreements, they receive specified base salaries, which are adjusted annually for changes in the U.S. Consumer Price Index, plus an incentive bonus. The President’s and the Executive Vice President’s bonuses are based on profitability, also within a defined limit, subject to adjustments based on the Bank meeting certain performance criteria.

Under a Phantom Stock unit and stock option plan, the President and Executive Vice President may elect to receive up to $100 each in Phantom Stock units in lieu of an equal amount of incentive bonus, as computed in their employment agreements. These non-voting Phantom Stock units may be held for receipt of dividends equal to the dividend rate of the Bank’s common stock, or may be redeemed at a price equal to the market value of the Bank’s common stock. In addition, for each Phantom Stock unit received, the executive employee receives options to purchase three shares of the Bank’s common stock at a price equal to the market value of the stock at the date the options are granted. The redemption of the Phantom Stock or the exercise of the options will result in the forfeiture by the executive employee of any rights under the other. At December 31, 2011 and 2010, there were no Phantom Stock units outstanding under the plan, nor have such units ever been issued as of the date of this Annual Report.

Senior Vice Presidents’ Employment Agreements

Seven Senior Vice Presidents entered into separate 5-year employment agreements terminating on December 31, 2011. Under the agreements, they receive specified base salaries and they may receive bonuses, within a defined limit, based on the Bank’s profitability, adjusted by certain Bank performance criteria. The agreements were renewed on January 1, 2012, for a period of five years, terminating on December 31, 2016.

Employee Retirement Savings Plan

The Bank has a 401(k) Plan whereby substantially all employees, with at least one year of continuous service, are eligible to participate in the Plan. The Bank made matching contributions equal to 50 percent of the first six percent of an employee’s compensation contributed to the Plan through February 28, 2008. Effective March 1, 2008, the Bank makes matching contributions equal to 100% of an employee’s deferrals, up to 1% of the employee’s compensation, plus 50% of the employee’s deferrals that exceed 1%, but less than 5% of the employee’s compensation. Previously, matching contributions vested to the employee over a five-year period of service. Effective March 1, 2008, matching contributions become 100% vested to the employee after 2 years of service. For the years ended December 31, 2011, 2010 and 2009, the expense attributable to the Plan was $368, $341 and $342, respectively.

Supplemental Retirement Plan (“SERP”)

In April 2011, the Bank established an unfunded Supplemental Executive Retirement Plan (the “SERP”) for its Executive Officers and Senior Vice Presidents. The SERP provides that, subject to meeting certain vesting requirements described below, they will become entitled to receive 12 equal successive monthly retirement payments totaling $50,000 per annum for Senior Vice Presidents, $100,000 for the Executive Vice President, and $150,000 for the President and CEO during the years immediately following the date of their retirement or other termination of their employment. Their monthly retirement payments are not tied to service with the Bank.

The Company follows FASB ASC 715-30-35, which requires us to recognize in our balance sheet the funded status of any post-retirement plans that we maintain, and to recognize, in other comprehensive income, changes in funded status of any such plans in any year in which changes occur.

The changes in the projected benefit obligation of other benefits under the Plan during 2011, its funded status at December 31, 2011, and the amounts recognized in the balance sheet at December 31, 2011, were as follows:

At December 31, 2011
Change in benefit obligation:
Benefit obligation at beginning of period	$0
Service cost	318
Interest cost	0
Participant contributions	0
Plan amendments	0
Combination/divestiture/curtailment/settlement/termination	0
Actuarial loss/(gain)	0
(Benefits paid)	0
Benefit obligation at end of period	$318

Funded status:
Amounts recognized in the Statement of Financial Condition
Unfunded accrued SERP liability—current	$318
Unfunded accrued SERP liability—noncurrent	0
Total unfunded accrued SERP liability	$318

At December 31, 2011
Net amount recognized in accumulated other comprehensive income
Prior service cost/(benefit)	$0
Net actuarial loss/(gain)	0

Total net amount recognized in accumulated other comprehensive income	$0
Accumulated benefit obligation	$318
Components of net periodic SERP cost YTD:
Service cost	$318
Interest cost	0
Expected return on plan assets	0
Amortization of prior service cost/(benefit)	0
Amortization of net actuarial loss/(gain)	0

Net periodic SERP cost	$318

Recognized in other comprehensive income YTD:
Prior service cost/(benefit)	$0
Net actuarial loss/(gain)	0
Amortization of prior service cost/(benefit)	0
Amortization of net actuarial loss/(gain)	0

Total recognized year to date in other comprehensive income	$0

Assumptions as of December 31,:
Assumed discount rate	6.1678%
Rate of compensation increase	0%

As of December 31, 2011, $0 benefits are expected to be paid in the next five years and a total of $554 thousand of benefits are expected to be paid from year 2016 to year 2021. $0 is expected to be recognized in net periodic benefit cost in 2011.

Note 15 – Earnings Per Common Share

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

Earnings per common share have been computed based on reported net income and the following share data:

	Per the Year Ended December 31,
	2011	2010	2009
Net income available for common stockholders	$5,734	$7,092	$5,501
Weighted average number of common shares outstanding	8,752	8,721	8,681
Effect of dilutive options	1,820	231	234

Weighted average number of common shares outstanding used to calculate diluted earnings per common share	10,572	8,952	8,915

Income per common share:
Basic	$0.66	$0.81	$0.63

Diluted	$0.54	$0.79	$0.62

Note 16 – Commitments and Contingencies

The Bank is a party to credit-related financial instruments with off-balance-sheet risk, in the normal course of business, to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount reflected in the consolidated financial statements.

The Bank’s exposure to credit loss, in the event of nonperformance by the other parties to financial instruments for loan commitments and letters of credit, is represented by the contractual amount of these instruments. The Bank follows the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

A summary of financial instruments with off-balance-sheet risk at December 31, 2011 and 2010 is as follows:

	December 31,
	2011	2010
Commitments to extend credit	$86,838	$94,979

Letters of credit:
Standby letters of credit	$27,310	$33,072
Other letters of credit	513	1,513

	$27,823	$34,585

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The commitments for certain lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer.

Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party or the shipment of merchandise from a third party. Those letters of credit are primarily issued to support government and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting these commitments.

The Bank considers its standby letters of credit to be guarantees. At December 31, 2011, the maximum undiscounted future payments that the Bank could be required to make was $27,310. All of these arrangements mature within one year. The Bank generally has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized; however, some are unsecured. The Bank had not recorded any liabilities associated with these guarantees at December 31, 2011.

Mortgage loans serviced for others are not included in the accompanying consolidated statements of condition. The unpaid principal balances of mortgage loans serviced for others were $184,972 and $173,505 at December 31, 2011 and 2010, respectively. On December 31, 2011 and 2010, the Bank recorded mortgage servicing rights at their fair value of $1,028 and $942, respectively.

The Bank utilizes facilities, equipment and land under various operating leases with terms ranging from 1 to 99 years. Some of these leases include scheduled rent increases. The total amount of the rent is being debited to expense under the straight-line method over the lease terms, in accordance with ASC Topic 840, “Leases”. The Bank has recorded a deferred obligation of $628 and $554 as of December 31, 2011 and 2010, respectively, which has been included within other liabilities, to reflect the excess of rent expense over cash paid on the leases.

At December 31, 2011, annual lease commitments under the above noncancelable operating leases were as follows:

Year ending December 31,
2012	$1,210
2013	1,071
2014	900
2015	599
2016 and thereafter	19,882

$23,662

The Bank leases certain facilities from two separate entities in which two of its directors have separate ownership interests. Lease payments made to these entities during the years ended December 31, 2011, 2010 and 2009 approximated $351, $263 and $263, respectively.

Additionally, the Bank leases office space to third parties, with original lease terms ranging from 3 to 5 years with option periods ranging up to 15 years. At December 31, 2011, minimum future rents to be received under noncancelable operating sublease agreements were $114, $110, $54, $40, and $27 for the years ending December 31, 2012, 2013, 2014, 2015 and 2016, respectively.

A summary of rental activities for years ended December 31, 2011, 2010 and 2009, is as follows:

	2011	2010	2009
Rent expense	$2,309	$2,508	$2,326
Less: sublease rentals	254	269	283

	$2,055	$2,239	$2,043

Contingencies

The Bank is involved in certain legal actions and claims that arise in the ordinary course of business. Management believes that, as a result of its legal defenses and insurance arrangements, none of these matters pose a material adverse threat to the Bank’s financial position, results of operations or cash flows. Therefore, no allowance has been set aside for these matters.

Note 17 – Minimum Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the United States federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items, as calculated under regulatory accounting practices.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2011 and 2010, that the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2011, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables.

There are no conditions or events since the notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of December 31, 2011 and 2010 are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011:
Total capital (to Risk Weighted Assets)	$95,817	15.31%	$50,075	8.00%	$62,594	10.00%
Tier 1 capital (to Risk Weighted Assets)	$88,080	14.25%	$24,728	4.00%	$37,092	6.00%
Tier 1 capital (to Average Assets)	$88,080	7.87%	$45,599	4.00%	$56,999	5.00%
As of December 31, 2010:
Total capital (to Risk Weighted Assets)	$93,286	13.76%	$54,228	8.00%	$67,785	10.00%
Tier 1 capital (to Risk Weighted Assets)	$84,813	12.21%	$27,114	4.00%	$40,671	6.00%
Tier 1 capital (to Average Assets)	$84,813	8.52%	$39,816	4.00%	$49,771	5.00%

Note 18 – Parent Company Only Information

Condensed Statements of Financial Condition

(Dollars in thousands)

December 31,
2011
Assets
Due from subsidiary depository institution	$44
Investment in subsidiary	88,290
Securities available-for-sale, at fair value	0
Loans (net of allowance of $0 and $0, respectively)	0
Other assets	1

Total assets	$88,335

Liabilities and stockholders’ equity
Liabilities	$217
Subordinated debentures	0
Stockholders’ equity	88,118

Total liabilities and stockholders’ equity	$88,335

Condensed Statements of Income

(Dollars in thousands)

Year Ended December 31,
2011
Dividend income	$2,370
Interest expense	2
Other expenses	345
Equity in undistributed income of subsidiary	99

Net income	$2,122

Condensed Statements of Cash Flows

(Dollars in thousands)

Year Ended December 31,
2011
Cash flows from operating activities:
Net income	$2,122

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net amortization of premium on securities	0
Net decrease (increase) in accrued interest receivable	0
Net (increase) decrease in other assets	(1)
Net increase (decrease) in deferred taxes	0
Stock-based compensation expense	0
Undistributed (earnings) losses of subsidiary	(99)
Net increase (decrease) in interest payable	0
Net increase (decrease) in other liabilities	16

Net cash used in operating activities	2,038

Cash Flows from Investing Activities:
Net decrease (increase) in loans	0
Principal payments received for investment security available-for-sale	0

Net cash provided by (used in) investing activities	0
Cash Flows from Financing Activities:
Cash dividends paid	(2,194)
Net change in other short-term borrowings	200
Tax Benefit from exercise of stock options	0
Share buyback	0
Capital contribution to subsidiaries	0

Net cash used in financing activities	(1,994)

Net (increase) decrease in cash and cash equivalents	44
Cash and Cash Equivalents, beginning of period	0

Cash and Cash Equivalents, end of period	$44

Note 19 – Fair Value of Assets and Liabilities

The Bank uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with ASC Topic 820, “Fair Value Measurements and Disclosures”, the fair value of a financial instrument is the price that would be received in selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Bank’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. The fair value guidance provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment. The fair value is a reasonable point within the range that is most representative of fair value under current market conditions.

Fair Value Hierarchy

In accordance with this guidance, the Bank groups its financial assets and financial liabilities, generally measured at fair value, in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1:	Valuation is based on quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 assets and liabilities generally include debt and equity securities that are traded in an active exchange market, as well as certain U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2:	Valuation is based on inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. The valuation may be based on quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3:	Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which determination of fair value requires significant management judgment or estimation.

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

If quoted market prices are not available, the Bank estimates fair values using pricing models and discounted cash flows that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, and credit spreads. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include GSE obligations, corporate bonds, and other securities. Mortgage-backed securities are included in Level 2 if observable inputs are available. In certain cases where there is limited activity or less transparency around inputs to the valuation, the Bank would classify those securities in Level 3. At December 31, 2011 and 2010, the Bank did not have any Level 3 securities.

Loans

For variable-rate loans that re-price frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for nonperforming loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Mortgage Servicing Rights

The fair value of MSRs is determined using models which depend on estimates of prepayment rates and resultant weighted average lives of the MSRs and the option-adjusted spread levels.

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

Long-Term Borrowings

The fair value of FHLB advances maturing after ninety days is determined based on expected present value techniques which rely on current market rates for advances with similar terms and remaining maturities.

Accrued Interest

The carrying amount of accrued interest approximates fair value.

Off-Balance Sheet Commitments and Contingent Liabilities

Management does not believe it is practicable to provide an estimate of fair value because of the uncertainty involved in attempting to assess the likelihood and timing of a commitment being drawn upon, coupled with a lack of an established market and the wide diversity of fee structures involved.

Financial assets measured at fair value on a recurring basis as of December 31, 2011 and 2010, are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2011
U.S. government agency and sponsored enterprise (GSE) debt securities	$0	$20,235	$0	$20,235
U.S. government agency pool securities	0	9,220	0	9,220
U.S. government agency of GSE	0	142,431	0	142,431
Other assets:
MSRs	0	0	1,028	1,028

Total assets	$0	$171,886	$1,028	$172,914

December 31, 2010
U.S. government agency and sponsored enterprise (GSE) debt securities	$0	$84,499	$0	$84,499
U.S. government agency pool securities	0	44,196	0	44,196
U.S. government agency of GSE	0	62,617	0	62,617
Other assets:
MSRs	0	0	942	942

Total assets	$0	$191,312	$942	$192,254

There were no liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010.

During the period ended December 31, 2011, the changes in Level 3 assets measured at fair value on a recurring basis are as follows:

December 31, 2011
Beginning balance	$942
Realized and unrealized net gains:
Included in net income	86
Included in other comprehensive income	0
Purchases, sales and issuances, net	0

Ending balance	$1,028

There were no transfers in or out of the Bank’s Level 3 financial assets for the periods ended December 31, 2011 and 2010.

Assets Measured at Fair Value on a Nonrecurring Basis

Under certain circumstances the Bank makes adjustments to fair value for assets and liabilities even though they are not measured at fair value on an ongoing basis. The following table presents the financial instruments carried on the consolidated statements of condition by caption and by level in the fair value hierarchy at December 31, 2011 and 2010, for which a nonrecurring change in fair value has been recorded:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2011
Financial assets:
Loans, net
Impaired loans	$0	$2,564	$0	$2,564

Other assets
Other real estate owned	$0	$0	$0	$0

December 31, 2010
Financial assets:
Loans, net
Impaired loans	$0	$319	$0	$319

Other assets
Other real estate owned	$0	$563	$0	$563

In accordance with the provisions of loan impairment guidance of ASC Subtopic 310-10-35, individual loans with total carrying values of $2,718 and $367 at December 31, 2011 and 2010, respectively, were written down to their fair value of $2,564 and $319, respectively, resulting in impairment charges of $154 and $44, respectively, which were recorded as charge-offs to the allowance for loan losses. Loans subject to write downs are estimated using the appraised value of the underlying collateral, discounted as necessary due to management’s estimates of changes in economic conditions, less estimated costs to sell. In 2010, two loans received principal payments after being written down to their fair market value. These payments further reduced the loan balance by $4. When coupled with the $44 impairment charge, it resulted in the year-end balance of $319.

In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of ASC Subtopic 360–10, foreclosed assets with a carrying amount of $682 at December 31, 2010, were written down to their fair value of $563, resulting in a loss of $119, which was deducted from earnings for the period. The Bank did not have any impairment or disposal of Long-Lived Assets during the period ended December 31, 2011. Foreclosed assets subject to write downs is estimated using the appraised value of the underlying collateral, discounted as necessary due to management’s estimates of changes in economic conditions, less estimated costs to sell.

Additionally, the Bank also makes adjustments to nonfinancial assets and liabilities though they are not measured at fair value on an ongoing basis. The Bank does not have nonfinancial assets or liabilities for which a nonrecurring change in fair value has been recorded during the periods ended December 31, 2011, and 2010.

Fair Value of Other Financial Instruments

The estimated fair values of the Bank’s other financial instruments, excluding those assets recorded at fair value on a recurring basis on the Bank’s consolidated statements of condition, are as follows:

	December 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$130,959	$130,959	$101,478	$101,478
Interest bearing deposits with banks	$150	$150	$1,150	$1,150
Investment securities held-to-maturity	$47,467	$49,263	$28,366	$29,859
Loans	$740,756	$751,350	$621,953	$625,247
Accrued interest receivable	$3,418	$3,418	$6,723	$6,723

Financial liabilities:
Deposits	$1,038,339	$1,034,429	$889,275	$889,418
Accrued interest payable	$164	$164	$233	$233
Federal Home Loan Bank advances	$10,000	$10,000	$15,000	$15,000

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