Form 10-Q
period 2012-03-31
BankGuam Holding Co
filed 2012-05-21
CIK 1527383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of April 30, 2012, the registrant had outstanding 8,778,697 shares of common stock.

BANKGUAM HOLDING COMPANY

FORM 10-Q

QUARTERLY REPORT

PART 1. FINANCIAL INFORMATION		4

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	4

	Condensed Consolidated Statements of Condition at March 31, 2012 and December 31, 2011	5

	Condensed Consolidated Statements of Income for the three months ended March 31, 2012 and 2011	6

	Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011	7

	Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2012	8

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011	9

	Notes to Condensed Consolidated Financial Statements (Unaudited)	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 4.	Controls and Procedures	45

PART II. OTHER INFORMATION		46

Item 6.	Exhibits	46
Signatures		47
Exhibit Index
Exhibit 31.01 Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley At of 2002
Exhibit 31.02 Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.01 Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS XBRL Instance Document.

Exhibit 101.SCH XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE XBRL Taxonomy Extension Presentation Linkbase Document.

Cautionary Note Regarding Forward-Looking Statements

For purposes of this Quarterly Report, the terms the “Company,” “we,” “us” and “our” refer to BankGuam Holding Company and its subsidiaries. This Quarterly Report on Form 10-Q contains statements that are not historical in nature, are predictive in nature, or that depend upon or refer to future events or conditions or contain forward-looking statements within the meaning of Section 21 of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These include, among other things, statements regarding:

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

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may be preceded by, followed by or include the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “is designed to” and similar expressions. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about our business that could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” included elsewhere in this Quarterly Report and as may be updated in filings we make from time to time with the U.S. Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for our fiscal year ended December 31, 2011 and our other Quarterly Reports on Form 10-Q to be filed by us in our fiscal year 2012. We have no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or risks, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. New information, future events or risks could cause the forward-looking events we discuss in this Quarterly Report not to occur. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

The financial statements and the notes thereto begin on the next page.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Condition

(Dollar and Share Amounts in Thousands, Except Par Value)

	March 31, 2012	December 31, 2011
ASSETS
Cash and due from banks	$33,116	$40,902
Federal Funds sold	5,000	5,000
Interest bearing deposits in banks	65,349	85,057

Total cash and cash equivalents	103,465	130,959
Restricted cash	150	150
Investment securities available for sale, at fair value	236,009	171,886
Investment securities held to maturity, at amortized cost	44,471	47,467
Federal Home Loan Bank stock, at cost	2,198	2,198
Loans, net of allowance for loan losses (3/31/12: $11,771 and 12/31/11: $11,101)	722,812	728,198
Accrued interest receivable	3,305	3,418
Premises and equipment, net	18,053	18,103
Goodwill	783	783
Other assets	35,854	36,802

	$1,167,100	$1,139,964

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$261,692	$280,042
Interest bearing	801,473	758,297

Total deposits	1,063,165	1,038,339
Accrued interest payable	177	164
Borrowings	10,360	10,200
Other liabilities	3,225	2,225

Total liabilities	1,076,927	1,050,928

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock $0.2083 par value; 48,000 shares authorized; 8,811 and 8,811 shares issued and 8,779 and 8,779 shares outstanding at 3/31/12 and 12/31/11, respectively	1,843	1,843
Additional paid-in capital	15,276	15,276
Retained earnings	72,930	71,861
Accumulated other comprehensive income	414	346

	90,463	89,326
Common stock in treasury, at cost (32 shares)	(290)	(290)

Total stockholders’ equity	90,173	89,036

	$1,167,100	$1,139,964

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Income

(Dollar and Share Amounts in Thousands, Except Per Share Data)

	Three months ended March 31,
	2012	2011
Interest income:
Loans	$13,275	$11,230
Investment securities	1,222	1,186
Federal Funds sold	2	3
Deposits with banks	82	103

Total interest income	14,581	12,522

Interest expense:
Time deposits	66	110
Savings deposits	1,178	1,137
Other borrowed funds	99	131

Total interest expense	1,343	1,378

Net interest income	13,238	11,144
Provision for loan losses	975	975

Net interest income, after provision for loan losses	12,263	10,169
Non-interest income:
Service charges and fees	910	914
Investment securities gains, net	117	190
Income from merchant services	587	172
Income from cardholders	462	460
Telegraphic & cable fees	173	166
Trustee fees	146	143
Other income	973	481

Total non-interest income	3,368	2,526

Non-interest expenses:
Salaries and employee benefits	5,891	5,321
Occupancy	1,533	1,365
Furniture and equipment	1,455	1,244
Insurance	431	426
Telecommunications	377	308
Federal Depository Insurance Corporation assessment	229	366
Contract services	404	241
Stationery & supplies	236	159
Professional services	90	149
Education	91	145
General, administrative and other	1,910	1,183

Total non-interest expenses	12,647	10,907

Income before income taxes	2,984	1,788
Income tax expense	818	365

Net income	$2,166	$1,423

Earnings per share:
Basic	$0.25	$0.16

Diluted	$0.25	$0.14

Dividends declared per share	$0.125	$0.125

Basic weighted average shares	8,779	8,719

Diluted weighted average shares	8,779	10,499

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Comprehensive Income

(Dollar Amounts in Thousands)

	Three Months Ended March 31,
	2012	2011
Net income	$2,166	$1,423

Other comprehensive income, net of tax effects:
Unrealized holding loss on available-for-sale securities arising during the period	(99)	(513)
Reclassification for gains realized on available-for-sale securities	117	190
Amortization of unrealized holding loss on held-to-maturity securities during the period	50	20

Total other comprehensive income	68	(303)

Comprehensive income	$2,234	$1,120

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

BankGuam Holding Company

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

(Dollar Amounts in Thousands)

	Number of Shares	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Comprehensive Income	Total
Balance at January 1, 2012	8,778,697	$1,843	$15,276	$346	$71,861	$(290)		$89,036
Comprehensive income:
Net income		0	0	0	2,166	0	$2,166	2,166
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale securities		0	0	68	0	0	68	68

Comprehensive income							$2,234
Common stock issued under Employee Stock Option Plan		0	0	0	0	0		0
Cash dividends on common stock		0	0	0	(1,097)	0		(1,097)

Balance at March 31, 2012	8,778,697	$1,843	$15,276	$414	$72,930	$(290)		$90,173

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$2,166	$1,423
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	975	975
Depreciation and amortization	757	724
Amortization of fees, discounts and premiums	627	388
Writedown and loss on sales of other real estate owned, net	(58)	8
Proceeds from sales of loans	5,187	7,175
(Increase) decrease in mortgage servicing rights	(193)	(58)
Realized gain on sale of available-for-sale securities	(117)	(190)
Gain on disposal of premises and equipment	0	(12)
Net change in:
Accrued interest receivable	113	(431)
Other assets	749	707
Accrued interest payable	13	13
Other liabilities	1,000	4,667

Net cash provided by operating activities	11,219	15,464

Cash flows from investing activities:
Net change in restricted cash	0	1,000
Purchases of available-for-sale securities	(90,054)	(51,774)
Purchases of held-to-maturity securities	0	(30,373)
Proceeds from sales of available-for-sale securities	15,077	53,326
Maturities, prepayments and calls of available-for-sale securities	10,502	9,152
Maturities, prepayments and calls of held-to-maturity securities	2,906	2,851
Loan originations and principal collections, net	(548)	(20,790)
Proceeds from sales of other real estate owned	223	645
Proceeds from sales of premises and equipment	0	16
Additions to premises and equipment	(707)	(407)

Net cash (used in) provided by investing activities	(62,601)	(36,354)

Cash flows from financing activities:
Net increase in deposits	24,825	36,648
Payment of Federal Home Loan Bank advances	0	(5,000)
Proceeds from other borrowings	160	0
Repayment of Federal Funds purchased	0	0
Proceeds from issuance of common stock	0	130
Dividends paid	(1,097)	(1,091)

Net cash provided by financing activities	23,888	30,687

Net change in cash and cash equivalents	27,494	(9,797)
Cash and cash equivalents at beginning of year	130,959	101,478

Cash and cash equivalents at end of year	$103,465	$111,275

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,343	$1,378
Income taxes	$88	$76
Supplemental schedule of noncash investing and financing activities:
Net change in unrealized loss on held-to-maturity securities, net of tax	$50	$20
Net change in unrealized loss on available-for-sale securities, net of tax	$18	$(323)
Other real estate owned transferred from loans, net	$279	$51
Other real estate owned transferred to loans, net	$(50)	$(575)

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

Other than holding the shares of the Bank, the Company conducts no significant activities, although it is authorized, with the prior approval of its principal regulator, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), to engage in a variety of activities related to the business of banking. Currently, substantially all of the Company’s operations are conducted and substantially all of the assets are owned by the Bank, which accounts for substantially all of our consolidated revenues, expenses and operating income. The Bank provides a variety of financial services to individuals, businesses and governments through its branches. The Bank’s headquarters is located in Hagåtña, Guam, and it operates branches located on Guam, the Commonwealth of the Northern Mariana Islands (CNMI), the Federated States of Micronesia (FSM), the Republic of the Marshall Islands (RMI), the Republic of Palau (ROP) and the United States of America. The Bank currently has twelve branches in Guam, five in the CNMI, four in the FSM, one in the RMI, one in the ROP, and one in San Francisco, California. Its primary deposit products are demand deposits, savings and time certificate accounts, and its primary lending products are consumer, commercial and real estate loans.

For ease of reference we will sometimes refer to the Company as “we”, “us” or “our.”

Note 2 – Summary of Significant Accounting Policies and Recent Accounting Pronouncements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all footnotes that would be required for a full presentation of financial position, results of operations, changes in cash flows and comprehensive income (loss) in accordance with generally accepted accounting principles in the United States (“GAAP”). However, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of our management, are necessary for a fair presentation of our financial position and our results of operations for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2011 was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2011.

These unaudited consolidated financial statements have been prepared on a basis consistent with prior periods, and should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2011, and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934.

Our consolidated financial position at March 31, 2011, and the consolidated results of operations for the three month period ended March 31, 2012, are not necessarily indicative of what our financial position will be as of December 31, 2012, or of the results of our operations that may be expected for the full year ending December 31, 2012.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the periods presented. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, valuation of other real estate owned, other than temporary impairment of securities and the fair value of financial instruments.

Note 3 – Earnings Per Common Share

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Bank relate solely to outstanding stock options during 2011, and are determined using the treasury stock method.

Earnings per common share have been computed based on reported net income and the following share data:

	For the Three Months Ended March 31,
	2012	2011
Net income available for common stockholders	$2,166	$1,423
Weighted average number of common shares outstanding	8,779	8,719
Effect of dilutive options	0	1,780

Weighted average number of common shares outstanding used to calculate diluted earnings per common share	8,779	10,499

Income per common share:
Basic	$0.25	$0.16

Diluted	$0.25	$0.14

During 2011, the Company terminated the 2001 Non-Statutory Stock Option Plan (“the Plan”). As a result of the Plan, the Company calculated the effect of the dilutive options to purchase shares of stock in the Company. As a result of the termination of the Plan, there is no dilutive effect in 2012.

Recent Accounting Pronouncements

On April 4, 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” (“ASU No. 2011-02”). ASU No. 2011-02 requires a creditor to separately conclude that 1) the restructuring constitutes a concession and 2) the debtor is experiencing financial difficulties in order for a modification to be considered a troubled debt restructuring (“TDR”). The guidance was issued to provide clarification and to address diversity in practice in identifying TDR’s. This standard was effective for the Company beginning in the third quarter of 2011 and was applied retrospectively to the beginning of the year. The adoption of this standard did not have a material impact on the Company’s results of operations, financial condition, or disclosures.

On April 29, 2011, the FASB issued ASU No. 2011-03 “Reconsideration of Effective Control for Repurchase Agreements”, which modifies the criteria for determining when repurchase agreements would be accounted for as a secured borrowing rather than as a sale. The ASU eliminates from the assessment of effective control the requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms. This requirement was one of the criteria under ASC 860 that entities used to determine whether the transferor maintained effective control. Although entities must consider all the effective-control criteria under ASC 860, the elimination of this requirement may lead to more conclusions that a repurchase arrangement should be accounted for as a secured borrowing rather than as a sale. The ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The adoption of ASU No. 2011-03 did not have a material impact on the Company’s statements of income and financial condition.

On May 12, 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The new guidance was issued to provide a consistent definition of fair value and ensure that fair value measurements and disclosure requirements are similar between US GAAP and International Financial Reporting Standards (“IFRS”). The guidance changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements. The adoption of ASU No. 2011-04 did not have a material impact on the Company’s statements of income and financial condition.

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

On September 15, 2011, the FASB issued ASU No. 2011-08 “Testing Goodwill for Impairment”, which gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in the first step of the goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, on the basis of qualitative factors, that it is more likely than not that its fair value is less than the carrying amount. The ASU is effective for all entities for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU No. 2011-08 is not expected to have a material impact on the Company’s statements of income and financial condition.

Note 4 – Investment Securities

The amortized cost and fair value of investment securities, with gross unrealized gains and losses, follows:

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$34,942	$112	$(52)	$35,002
U.S. government agency pool securities	14,210	83	(2)	14,291
U.S. government agency or GSE mortgage-backed securities	185,643	1,403	(330)	186,716

	$234,795	$1,598	$(384)	$236,009

Securities Held to Maturity
U.S. government agency pool securities	$2,103	$12	$(17)	$2,098
U.S. government agency or GSE mortgage-backed securities	42,368	1,880	0	44,248

	$44,471	$1,892	$(17)	$46,346

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$19,955	$280	$0	$20,235
U.S. government agency pool securities	9,142	79	(1)	9,220
U.S. government agency or GSE mortgage-backed securities	141,602	1,028	(199)	142,431

	$170,699	$1,387	$(200)	$171,886

Securities Held to Maturity
U.S. government agency pool securities	$2,147	$10	$(25)	$2,132
U.S. government agency or GSE mortgage-backed securities	45,320	1,810	0	47,130

	$47,467	$1,820	$(25)	$49,262

At March 31, 2012 and December 31, 2011, investment securities with a carrying value of $160,686 and $116,387, respectively, were pledged to secure various government deposits and other public requirements.

The amortized cost and fair value of investment securities by contractual maturity at March 31, 2012 and December 31, 2011, follows:

	March 31, 2012
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due after one but within five years	$4,996	$5,109	$0	$0
Due after five years	29,946	29,893	0	0
U.S. government agency pool securities	14,210	14,291	2,103	2,098
Mortgage-backed securities	185,643	186,716	42,368	44,248

	$234,795	$236,009	$44,471	$46,346

	December 31, 2011
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due after one but within five years	$9,991	$10,156	$0	$0
Due after five years	9,964	10,079	0	0
U.S. government agency pool securities	9,142	9,220	2,147	2,132
Mortgage-backed securities	141,602	142,431	45,320	47,130

	$170,699	$171,886	$47,467	$49,262

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of the Bank’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2012 and December 31, 2011.

	March 31, 2012
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
Securities Available for Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$52	$19,890	$0	$0	$52	$19,890
U.S. government agency pool securities	1	407	1	84	2	491
U.S. government agency or GSE mortgage-backed securities	330	55,804	0	0	330	55,804

	$383	$76,101	$1	$84	$384	$76,185

Securities Held to Maturity
U.S. government agency pool securities	$1	$322	$16	$1,188	$17	$1,150

	December 31, 2011
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
Securities Available for Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$0	$0	$0	$0	$-	$-
U.S. government agency pool securities	0	422	1	87	1	509
U.S. government agency or GSE mortgage-backed securities	199	41,534	0	0	199	41,534

	$199	$41,956	$1	$87	$200	$42,043

Securities Held to Maturity
U.S. government agency or GSE mortgage-backed securities	$7	$709	$18	$823	$25	$1,532

The Bank does not believe that any of the investment securities that were in an unrealized loss position as of March 31, 2012, which comprised a total of 26 securities, were other-than-temporarily impaired. Specifically, the 26 securities are comprised of the following: 9 Small Business Administration (SBA) Pool securities, 4 debt securities issued by the Federal Home Loan Mortgage Corporation (FHLMC), 7 mortgage-backed securities issued by the Federal National Mortgage Association (FNMA), and 6 mortgage-backed securities issued by FHLMC.

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

Note 5 – Loans and Allowance for Loan Losses

Outstanding loan balances are presented net of unearned income, net deferred loan fees, and net of unamortized discount and premium. Loans subject to ASC 310-30 are presented net of the related accretable yield and nonaccretable difference.

The loan portfolio consisted of the following at:

	March 31, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial
Commercial & Industrial	$141,137	19.2%	$149,123	20.1%
Commercial Mortgage	277,376	37.7%	281,026	37.9%
Commercial Construction	7,732	1.1%	7,154	1.0%

	March 31, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Total Commercial	426,245	58.0%	437,303	59.0%
Consumer
Residential mortgage	176,747	24.0%	176,736	23.9%
Home equity	1,661	0.2%	1,717	0.2%
Automobile	9,478	1.3%	9,620	1.3%
Other Consumer Loans [1]	121,916	16.5%	115,380	15.6%

Total Consumer	309,802	42.0%	303,453	41.0%

Gross loans	736,047	100.0%	740,756	100.0%

Deferred fee (income) costs, net	(1,464)		(1,457)
Allowance for loan losses	(11,771)		(11,101)

Loans, net	$722,812		$728,198

[1]	Comprised of other revolving credit, installment, and overdrafts.

At March 31, 2012 total gross loans decreased by $4.7 million to $736.0 million down from $740.8 million at December 31, 2011. The decrease in loans was largely attributed to an $11.1 million decrease in commercial loans to $426.2 million at March 31, 2012 from $437.3 million at December 31, 2011. The decline in commercial loans was due to significant loan payoffs in both the commercial & industrial and the commercial mortgage portfolios. This was partially offset by a $6.3 million increase in consumer loans to $309.8 million at March 31, 2012, up from $303.5 million at December 31, 2011.

At March 31, 2012, loans outstanding were comprised of approximately 59% variable rate loans and 41% fixed rate loans.

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

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flow (or collateral value or observable market price) of the impaired loan is lower than the carrying value of the loan. The general component covers unimpaired loans, and is based on historical charge-off experience and expected loss, given the default probability derived from the Bank’s internal risk rating process. Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

Our loss migration analysis tracks a certain number of quarters of loan loss history and industry loss factors to determine historical losses by classification category for each loan type, except certain consumer loans. These calculated loss factors are then applied to outstanding loan balances for all loans on accrual designated as “Pass,” “Special Mention,” “Substandard” or “Doubtful” (“classified loans” or “classification categories”). Additionally, a qualitative factor that is determined utilizing external economic factors and internal assessments is applied to each homogeneous loan pool. We also conduct individual loan review analyses, as part of the allowance for loan loss allocation process, applying specific monitoring policies and procedures in analyzing the existing loan portfolios.

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

Pass (B): Standard: Multiple “strong sources of repayment.” Loans to strong borrowers with a demonstrated history of financial and managerial performance. Risk of loss is considered to be low. Loans are well structured, with clearly identified primary and readily available secondary sources of repayment. Loans may be secured by an equal amount of funds in a savings account or time certificate of deposit. Loans may be secured by marketable collateral whose value can be reasonably determined through outside appraisals. Very strong cash flow and relatively low leverage.

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

Set forth below is a summary of the Company’s activity in the allowance for loan losses during the quarter ended March 31, 2012 and the year ended December 31, 2011:

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Balance, beginning of period	$11,101	$9,408
Provision for loan losses	975	4,617
Recoveries on loans previously charged off	917	1,596
Charged off loans	(1,222)	(4,520)

Balance, end of period	$11,771	$11,101

The allowance for loan losses for the three months ending March 31 2012, reflects an increase of $670 thousand from the allowance for loan losses at the end of 2011, based on the Bank’s allowance for loan loss methodology. The allowance for loan losses should remain stable into the near future as the local economy and the increase in the loan portfolios settle.

Set forth below is information regarding loan balances and the related allowance for loan losses, by portfolio type, for the quarter and year ended March 31, 2012 and December 31, 2011, respectively.

	Commercial	Residential Mortgages	Consumer	Total
	(Dollars in thousands)
March 31, 2012
Allowance for loan losses:
Balance at beginning of quarter	6,654	$318	$4,129	$11,101
Charge offs	—	0	(1,222)	(1,222)
Recoveries	19	0	898	917
Provision	116	146	713	975

Balance at end of quarter	$6,789	$464	$4,518	$11,771

Allowance balance at end of quarter related to:
Loans individually evaluated for impairment	$—	$—	$—	$—

Loans collectively evaluated for impairment	$6,789	$464	$4518	$11,771

Loan balances at end of quarter:
Loans individually evaluated for impairment	$13,496	$2,900	$166	$16,562
Loans collectively evaluated for impairment	412,749	175,508	131,228	719,485

Ending Balance	$426,245	$178,408	$131,394	$736,047

December 31, 2011
Allowance for loan losses:
Balance at beginning of year	$6,517	$324	$2,567	$9,408
Charge offs	(697)	(19)	(3,804)	(4,520)
Recoveries	70	13	1,513	1,596
Provision	764	0	3,853	4,617

Balance at end of year	$6,654	$318	$4,129	$11,101

Allowance balance at end of year related to:
Loans individually evaluated for impairment	$—	$—	$—	$—

Loans collectively evaluated for impairment	$6,654	$318	$4,129	$11,101

Loan balances at end of year:
Loans individually evaluated for impairment	$11,864	$2,106	$193	$14,163
Loans collectively evaluated for impairment	425,439	176,347	124,807	726,593

Ending Balance	$437,303	$178,453	$125,000	$740,756

Impairment is measured on a loan-by-loan basis for commercial and real estate loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral (if the loan is collateral-dependent). Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment. The Bank performs direct write-downs of impaired loans with a charge to the allocated component of the allowance, therefore reducing the allocated component of the reserve to zero at the end of each reporting period.

Credit Quality

The following table provides a summary of the delinquency status of the Bank’s loans by portfolio type:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans Outstanding
	(Dollars in thousands)
March 31, 2012
Commercial
Commercial & industrial	$1,057	$672	$334	$2063	$139,074	$141,137
Commercial mortgage	2,920	1,757	5,517	10,194	267,182	277,376
Commercial construction	—	—	2,272	2,272	5,460	7,732

Total commercial	3,977	2,429	8,123	14,529	411,716	426,245
Consumer
Residential mortgage	10,964	2,594	4,289	17,847	158,900	176,747
Home equity	22	86	—	108	1,553	1,661
Automobile	299	73	0	372	9,106	9,478
Other consumer [1]	3,516	1,154	1,228	5,898	116,018	121,916

Total consumer	14,801	3,907	5,517	24,225	285,577	309,802

Total	$18,778	$6,336	$13,640	$38,754	$697,293	$736,047

December 31, 2011
Commercial
Commercial & industrial	$266	$320	$—	$586	$148,537	$149,123
Commercial mortgage	2,903	972	5,266	9,141	271,885	281,026
Construction	—	—	2,272	2,272	4,882	7,154

Total commercial	3,169	1,292	7,538	11,999	425,304	437,303
Consumer
Residential mortgage	5,745	2,938	3,091	11,774	164,962	176,736
Home equity	92	—	—	92	1,625	1,717
Automobile	305	17	3	325	9,295	9,620
Other consumer [1]	2,391	1,184	1,514	5,089	110,291	115,380

Total consumer	8,533	4,139	4,608	17,280	286,173	303,453

Total	$11,702	$5,431	$12,146	$29,279	$711,477	$740,756

[1]	Comprised of other revolving credit, installment, and overdrafts.

As the above table indicates, total past due loans increased by $9.5 million to $38.8 million as of March 31, 2012, from $29.3 million as of December 31, 2011. Loans past due 30 to 59 days increased by $7.1 million to $18.8 million as of March 31, 2012, from $11.7 million as of December 31, 2011. Loans past due 60-89 days increased by $0.9 million to $6.3 million at March 31, 2012, from $5.4 million as of December 31, 2011. Loans past due 90 days or more increased by $1.5 million to $13.6 million as of March 31, 2012, from $12.1 million as of December 31, 2011.

Generally, the accrual of interest on a loan is discontinued when principal or interest payments become more than 90 days past due, unless management believes the loan is adequately collateralized and it is in the process of collection. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received, except when the ultimate collectability of principal is probable, in which case interest payments are credited to income. Non-accrual loans may be restored to accrual status when principal and interest become current and full repayment is expected. The following table provides information as of March 31, 2012 and December 31, 2011, with respect to loans on non-accrual status, by portfolio type:

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Non-accrual loans:
Commercial:
Commercial & industrial	$245	$247
Commercial mortgage	9,700	7,597
Commercial construction	2,272	2,272

Total commercial	12,217	10,116
Consumer:
Residential mortgage	2,900	2,107
Home equity	—	—
Automobile	—	—
Other consumer	166	193

Total consumer	3,066	2.300

Total non-accrual loans	$15,283	$12,416

The Company classifies its loan portfolios using internal credit quality ratings, as discussed above under Allowance for Loan Losses. The following table provides a summary of loans by portfolio type and the Company’s internal credit quality ratings as of March 31, 2012 and December 31, 2011.

	March 31, 2012	December 31, 2011	Increase (Decrease)
	(Dollars in thousands)
Pass:
Commercial & industrial	$123,635	$126,170	$(2,535)
Commercial mortgage	254,618	240,447	14,171
Commercial construction	5,460	4,882	578
Residential mortgage	172,029	175,048	(3,019)
Home equity	1,661	1,717	(56)
Automobile	9,478	9,620	(142)
Other consumer	120,590	114,041	6,549

Total pass loans	$687,471	$671,925	$15,546
Special Mention:
Commercial & industrial	$14,393	$19,921	$(5,528)
Commercial mortgage	8,520	19,380	(10,860)
Commercial construction	—	—	—
Residential mortgage	—	—	—
Home equity	—	—	—
Automobile	—	—	—
Other consumer	—	—	—

Total special mention loans	$22,913	$39,301	$(16,388)
Substandard:
Commercial & industrial	$3,020	$3,031	$(11)
Commercial mortgage	14,238	20,750	(6,512)
Commercial construction	2,272	2,272	—
Residential mortgage	506	663	(157)
Home equity	—	—	—
Automobile	—	—	—
Other Consumer	35	37	(2)

Total substandard loans	$20,071	$26,753	$(6,682)
Formula Classified:
Commercial & industrial	$89	$—	$89
Commercial mortgage		450	(450)
Commercial construction	—	—	—
Residential mortgage	4,212	1,025	3,187
Home equity	—	—	—
Automobile	—	—	—
Other consumer	1,291	1,302	(11)

Total formula classified loans	$5,592	$2,777	$2,815

Total outstanding loans, gross:	$736,047	$740,756	$(4,709)

As the above table indicates, the Company’s total loans approximated $736 million at March 31, 2012, down from $741 million at December 31, 2011. The disaggregation of the portfolio by risk rating in the table reflects the following changes between March 31, 2012 and December 31, 2011:

•

Loans rated “pass” increased by $15.5 million to $687.4 million at March 31, 2012 up from $671.9 million at December 31, 2011. The bulk of the increase was in Commercial Mortgage which grew by $14.2 million due to the upgrade of a $10.6 million loan relationship from “special mention” and various large loans booked in the California region. New loan bookings also increased the Consumer “pass” category by $6.5 million. However, decreases were reported in the Residential Mortgage pass category by $3 million as a result of the downgrade of Wells Fargo loans to the Formula Classified category. Commercial & Industrial dropped by $2.5 million due to various loan payoffs and pay downs, which were partially offset by the upgrade of a $5.7 million loan relationship from “special mention.”

•

The “special mention” category was $16.4 million lower at March 31, 2012 than at December 31, 2011. This is attributed to the upgrade of one borrower relationship to “pass,” which was made up of the above described upgrade of the $10.6 million Commercial Mortgage loan relationship and the $5.7 million Commercial & Industrial loan relationship.

•

Loans classified “substandard” decreased by $6.7 million to $20.1 million at March 31, 2012 from $26.8 million at December 31, 2011. The decrease was comprised mainly of Commercial Mortgage loans dropping by $6.5 million due to loan payoffs in the California Region.

•	The “formula classified” category increased by $2.8 million resulting primarily due to the downgrade of $3 million of Wells Fargo loans from “pass.”

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

The following table sets forth information regarding non-accrual loans and restructured loans, at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Impaired loans:
Restructured Loans:
Non-accruing restructured loans	$6,391	$6,433
Accruing restructured loans	1,279	1,747

Total restructured loans	7,670	8,180
Other non-accruing impaired loans	8,892	5,983
Other accruing impaired loans	—	—

Total impaired loans	$16,562	$14,163

Impaired loans less than 90 days delinquent and included in total impaired loans	$6,652	$5,119

The table below contains additional information with respect to impaired loans, by portfolio type, for the years ended March 31, 2012 and December 31, 2011:

	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
March 31, 2012 With no related allowance recorded:
Commercial & industrial	$245	$270	$248	$0
Commercial mortgage	10,979	14,017	10,046	169
Commercial construction	2,272	4,448	2,272	—
Residential mortgage	2,900	2,946	2,308	4
Home equity	—	—	0	—
Automobile	—	—	—	—
Other consumer	166	173	183	1

Total impaired loans with no related allowance	$16,652	$21,854	$15,057	$174

March 31, 2012 With an allowance recorded:
Commercial & industrial	0	0
Commercial mortgage	0	0
Commercial construction	0	0
Residential mortgage	0	0
Home equity	0	0
Automobile	0	0
Other consumer	0	0

December 31, 2011 With no related allowance recorded:
Commercial & industrial	$247	$297	$103	$24
Commercial mortgage	9,345	12,388	8,820	521
Commercial construction	2,272	4,448	2,593	—
Residential mortgage	2,106	2,153	2,968	22
Home equity	—	—	15	—
Automobile	—	—	—	—
Other consumer	193	200	180	18

Total impaired loans with no related allowance	$14,163	$19,486	$14,679	$585

December 31, 2011 With an allowance recorded:
Commercial & industrial	0	0
Commercial mortgage	0	0
Commercial construction	0	0
Residential mortgage	0	0
Home equity	0	0
Automobile	0	0
Other consumer	0	0

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

Troubled Debt Restructurings

In accordance with FASB’s Accounting Standard Update No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring” (ASU No. 2011-02), the Bank had $7.7 million of troubled debt restructurings (TDR) as of March 31, 2012. The restructured loans recorded with the Bank represent financing receivables, modified for the purpose of alleviating temporary impairments to the borrower’s financial condition. The modifications that the Bank has extended to borrowers have come in the form of a change in the amortization terms, reduction in the interest rate, interest only payments and, in limited cases, a concession to the outstanding loan balance. The workout plan between the borrower and Bank is designed to provide a bridge for the cash flow shortfalls in the near term. As the borrower works through the near term issues, in most cases, the original contractual terms will be reinstated.

At December 31, 2011, the Bank carried $8.2 million of troubled debt restructurings. This decreased by $0.5 million, to $7.7 million at March 31, 2012 due primarily to the payoff of one commercial mortgage TDR. Total Troubled Debt Restructurings are discussed as follows:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Performing
Residential mortgage	—	$—	$—	$—	$—
Commercial mortgage	6	6,363	5,048	2,855	2,636
Automobile	—	—	—	—	—
Consumer	—	—	—	—	—

	6	6,363	5,048	2,855	2,636

Nonperforming
Residential mortgage	1	126	126	110	110
Commercial mortgage	6	5,105	5,105	4,705	5,434
Automobile	—	—	—	—	—
Consumer	—	—	—	—	—

	7	5,231	5,231	4,815	5,544

Total Troubled Debt Restructurings (TDRs)	13	$11,594	$10,279	$7,670	$8,180

Note 6 – Commitments and Contingencies

The Bank utilizes facilities, equipment and land under various operating leases with terms ranging from 1 to 99 years. Some of these leases include scheduled rent increases. The total amount of the rent is being charged to expense on the straight-line method over the lease terms in accordance with ASC Topic 840 “Leases.” The Bank has recorded a deferred obligation of $610 and $554 as of March 31, 2012 and December 31, 2011, respectively, which is included within other liabilities, to reflect the excess of rent expense over cash paid on the leases.

At March 31, 2012, annual lease commitments under the above noncancelable operating leases were as follows:

Period ending March 31,
2012	$550
2013	1,288
2014	1,107
2015	800
2016	614
Thereafter	19,816

$24,175

The Bank leases certain facilities from two separate entities in which two of its directors have separate ownership interests. Lease payments made to these entities during the periods ended March 31, 2012 and December 31, 2011 approximated $88 thousand and $351 thousand, respectively.

Additionally, the Bank leases office space to third parties, with original lease terms ranging from 3 to 5 years and option periods ranging up to 15 years. At March 31, 2012, minimum future rents to be received under noncancelable operating sublease agreements were $29 thousand for the period ended March 31, 2013.

A summary of rental activities for periods ended March 31, 2012, and March 31, 2011, is as follows:

	March 31, 2012	March 31, 2011
Rent expense	$550	$529
Less: sublease rentals	63	69

	$487	$460

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2012 and December 31, 2011, that the Bank met all capital adequacy requirements to which it is subject.

As of March 31, 2012, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.

There are no conditions or events since the notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of March 31, 2012 and December 31, 2011 are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2012:
Total capital (to Risk Weighted Assets)	$97,156	15.02%	$51,759	8.00%	$64,699	10.00%
Tier 1 capital (to Risk Weighted Assets)	$89,158	13.95%	$25,560	4.00%	$38,339	6.00%
Tier 1 capital (to Average Assets)	$89,158	7.73%	$46,165	4.00%	$57,706	5.00%
As of December 31, 2011:
Total capital (to Risk Weighted Assets)	$95,817	15.31%	$50,075	8.00%	$62,594	10.00%
Tier 1 capital (to Risk Weighted Assets)	$88,080	14.25%	$24,728	4.00%	$37,092	6.00%
Tier 1 capital (to Average Assets)	$88,080	7.87%	$45,599	4.00%	$56,999	5.00%

Note 8 – Off-Balance-Sheet Activities

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

A summary of financial instruments with off-balance-sheet risk at March 31, 2012 and December 31, 2011 is as follows:

	3/31/12	12/31/11
Commitments to extend credit	$85,177	$86,838

Letters of credit:
Standby letters of credit	$27,769	$27,310
Other letters of credit	1,612	513

	$29,381	$27,823

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

The Bank considers its standby letters of credit to be guarantees. At March 31, 2012, the maximum undiscounted future payments that the Bank could be required to make was $27,769. All of these arrangements mature within one year. The Bank generally has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized; however, several are unsecured. The Bank had not recorded any liabilities associated with these guarantees at March 31, 2012.

Mortgage loans serviced for others are not included in the accompanying consolidated statements of condition. The unpaid principal balances of mortgage loans serviced for others were $186,208 and $184,972 at March 31, 2012 and December 31, 2011, respectively. On March 31, 2012 and December 31, 2011, the Bank recorded mortgage servicing rights at their fair value of $1,221 and $1,028, respectively.

At March 31, 2012, loans outstanding were comprised of approximately 59.09% variable rate loans and 40.91% fixed rate loans.

Note 9 – Income Taxes

We record as a “deferred tax asset” on our balance sheet an amount equal to the tax credit and tax loss carry-forwards and tax deductions (“tax benefits”) that we believe will be available to us to offset or reduce the amounts of our income taxes in future periods. Under applicable federal and state income tax laws and regulations, such tax benefits will expire if not used within specified periods of time. Accordingly, the ability to fully use our deferred tax asset depends on the amount of taxable income that we generate during those time periods. At least once each year, or more frequently, if warranted, we make estimates of future taxable income that we believe we are likely to generate during those future periods. If we conclude, on the basis of those estimates and the amount of the tax benefits available to us, that it is more likely than not that we will be able to fully utilize those tax benefits prior to their expiration, we recognize the deferred tax asset in full on our balance sheet. On the other hand, if we conclude on the basis of those estimates and the amount of the tax benefits available to us that it has become more likely than not that we will be unable to utilize those tax benefits in full prior to their expiration, then we would establish a (or increase any existing) valuation allowance to reduce the deferred tax asset on our balance sheet to the amount which we believe we are more likely than not to be able to utilize. Such a reduction is implemented by recognizing a non-cash charge that would have the effect of increasing the provision, or reducing any credit, for income taxes that we would otherwise have recorded in our statements of operations. The determination of whether and the extent to which we will be able to utilize our deferred tax asset involves significant management judgments and assumptions that are subject to period-to-period changes as a result of changes in tax laws, changes in the market, or economic conditions that could affect our operating results or variances between our actual operating results and our projected operating results, as well as other factors.

A valuation allowance of $2.8 million has been provided at March 31, 2012, to reduce the deferred tax asset because, in management’s opinion, it is more likely than not that less than the entire amount will be realized. The portion of the deferred tax asset with valuation allowance is attributable to a net operating loss carry forward from the California operations. The benefit of the net operating loss has already been realized as a result of the Guam income tax code.

The difference between effective income tax expense and income tax expense computed at the Guam statutory rate was due to nontaxable interest income earned on loans to the Government of Guam for each of the years ended December 31, 2011, 2010 and 2009.

The Bank files income tax returns in Guam, the CNMI and the State of California. The Bank is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006.

Note 10 – Fair Value of Assets and Liabilities

The Bank uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with ASC Topic 820 “Fair Value Measurements and Disclosures,” the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances there are no quoted market prices for the Bank’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. The fair value guidance provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment. The fair value is a reasonable point within the range that is most representative of fair value under current market conditions.

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

If quoted market prices are not available, the Bank estimates fair values using pricing models and discounted cash flows that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, and credit spreads. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include GSE obligations, corporate bonds, and other securities. Mortgage-backed securities are included in Level 2 if observable inputs are available. In certain cases where there is limited activity or less transparency around inputs to the valuation, the Bank would classify those securities in Level 3. At March 31, 2012 and December 31, 2011, the Bank did not have any Level 3 securities.

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

Long-Term Borrowings

Fair value of FHLB advances maturing after ninety days is determined based on expected present value techniques using current market rates for advances with similar terms and remaining maturities.

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

Financial assets measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2012
U.S. government agency and sponsored enterprise (GSE) debt securities	$0	$35,002	$0	$35,002
U.S. government agency pool securities	0	14,291	0	14,291
U.S. government agency of GSE	0	186,716	0	186,716
Other assets:
MSRs	0	0	1,221	1,221

Total assets	$0	$236,009	$1,221	$237,230

December 31, 2011
U.S. government agency and sponsored enterprise (GSE) debt securities	$0	$20,235	$0	$20,235
U.S. government agency pool securities	0	9,220	0	9,220
U.S. government agency of GSE	0	142,431	0	142,431
Other assets:
MSRs	0	0	1,028	1,028

Total assets	$0	$171,886	$1,028	$172,914

There are no liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011.

During the periods ended March 31, 2012 and December 31, 2011, the changes in Level 3 assets measured at fair value on a recurring basis are as follows:

	3/31/12	12/31/11
Beginning balance	$1,028	$942
Realized and unrealized net gains:
Included in net income	193	86
Included in other comprehensive income	0	0
Purchases, sales and issuances, net	0	0

Ending balance	$1,221	$1,028

The valuation technique used for Level 3 assets in this category is a discounted cash flow. Inputs considered in determining Level 3 pricing include the anticipated prepayment rates, default rates, and the loss severity given a future default. Significant increases or decreases in either of those inputs in isolation would result in a significantly lower or higher fair value measurement. In general, a change in the assumption of the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity in an event of default.

The MSR is priced with a discount rate composed of two components: a risk-free rate plus a risk premium. Future income is assumed to be received on active loans in line with the outstanding balance each month multiplied by the difference between the parent and investor interest rates (the “spread’). For most of the loans, the spread is 0.375%. We have discounted income net of expenses and tax from the projection month in which cash flows are expected to occur at a gross interest rate of 7.4% p.a. This rate has been built up using a Capital Asset Pricing Model (“CAPM”) approach. We have used a risk-free rate based on US Federal Government bond yields at the valuation date (with a term appropriate to the future income from the loan portfolio), an assumed risk premium of 6.0% p.a. and a beta of 1.0.

There were no transfers in or out of the Bank’s Level 3 financial assets for the periods ended March 31, 2012 and December 31, 2011.

Assets Measured at Fair Value on a Nonrecurring Basis

Under certain circumstances the Bank makes adjustments to fair value for assets and liabilities though they are not measured at fair value on an ongoing basis. The following table presents the financial instruments carried on the consolidated statements of condition by caption and by level in the fair value hierarchy at March 31, 2012 and December 31, 2011, for which a nonrecurring change in fair value has been recorded:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2012
Financial assets:
Loans, net
Impaired loans	$0	$16,562	$0	$16,562

Other assets
Other real estate owned	$0	$4,467	$0	$4,467

December 31, 2011
Financial assets:
Loans, net
Impaired loans	$0	$14,163	$0	$14,163

Other assets
Other real estate owned	$0	$4,368	$0	$4,368

In accordance with the provisions of loan impairment guidance of ASC Subtopic 310-10-35, individual loans with total carrying values of $2,718 at December 31, 2011 were written down to their fair value of $2,564, resulting in an impairment charge of $154 which were recorded as charge-offs to the allowance for loan losses. The Bank did not write down any values to its impaired loans in the quarter ending March 31, 2012. Loans subject to write downs are estimated using the appraised value of the underlying collateral, discounted as necessary due to management’s estimates of changes in economic conditions, less estimated costs to sell.

In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of ASC Subtopic 360–10, the Bank did not have any impairment or disposal of Long-Lived Assets during period ending December 31, 2011. During the quarter ending March 31, 2012, two foreclosed assets were written down due to purchase offers accepted. These foreclosed assets with a value of $35.9 and $143.6, respectively, were written down to their accepted offers of $30.0 and $120.0, respectively. This resulted in a loss of $29.5 which was deducted from earnings for the period. Other real estate owned subject to write downs is estimated using the appraised value of the underlying collateral, discounted as necessary due to management’s estimates of changes in economic conditions, less estimated costs to sell.

Additionally, the Bank also makes adjustments to nonfinancial assets and liabilities though they are not measured at fair value on an ongoing basis. The Bank does not have nonfinancial assets or liabilities for which a nonrecurring change in fair value has been recorded during the periods ended March 31, 2012 and December 31, 2011.

Fair Value of Other Financial Instruments

The estimated fair values of the Bank’s other financial instruments, excluding those assets recorded at fair value on a recurring basis on the Bank’s consolidated statements of condition, are as follows:

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	103,465	103,465	130,959	130,959
Interest bearing deposits with banks	150	150	150	150
Investment securities held to maturity	44,471	46,346	47,467	49,263
Loans, net of allowance for loan losses	736,047	750,135	740,756	751,350
Accrued interest receivable	3,305	3,305	3,418	3,418
Financial liabilities:
Deposits	1,063,165	1,063,298	1,038,339	1,034,429
Accrued interest payable	177	177	164	164
Federal Home Loan Bank advances	10,000	10,000	10,000	10,000

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of the Company and its wholly-owned subsidiary, the Bank. This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of operations. This discussion and analysis should be read in conjunction with our consolidated financial statements and the accompanying notes presented elsewhere in this Quarterly Report.

Overview

BankGuam Holding Company (the “Company”) is a Guam corporation formed on August 15, 2011 to act as a holding company of Bank of Guam (the “Bank”), a 24-branch bank serving the communities in Guam, the Commonwealth of the Northern Mariana Islands (CNMI), the Federated States of Micronesia (FSM), the Republic of the Marshall Islands (RMI), the Republic of Palau (ROP), and San Francisco, California USA. On August 15, 2011, the Company acquired all of the outstanding common stock of the Bank in a holding company formation transaction.

Other than holding the shares of the Bank, the Company conducts no significant activities, although it is authorized, with the prior approval of its principle regulator, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), to engage in a variety of activities related to the business of banking. Currently, substantially all of the Company’s operations are conducted and substantially all of the assets are owned by the Bank, which accounts for substantially all of our consolidated revenues, expenses and operating income. The Bank’s headquarters is located in Hagåtña, Guam and provides a variety of financial services to individuals, businesses and government entities through its branch network. The Bank’s primary deposit products are demand deposits, savings and time certificates of deposit, and its primary lending products are consumer, commercial and real estate loans.

Summary of Operating Results

The following table provides unaudited comparative information with respect to our results of operations for the three months ended March 31, 2012 and 2011, respectively;

(dollars in thousands)	Three months ended March 31,
(unaudited)	2012 amount	2011 amount	% change
Interest income	$14,581	$12,522	16.44%
Interest expense	1,343	1,378	(2.54)%

Net interest income	13,238	11,144	18.79%
Provision for loan losses	975	975	0.0%

Net interest income after provision for loan losses	12,263	10,169	20.59%
Total non-interest income	3,368	2,526	33.33%
Total non-interest expense	12,647	10,907	15.95%

Net income before income taxes	2,984	1,788	66.89%
Provision for income taxes	818	365	124.11%

Net income	$2,166	$1,423	52.21%

Net income per common share
Basic	$0.25	$0.16
Diluted	$0.25	$0.14

As the above table indicates, our net income increased in the three months ended March 31, 2012, as compared to the corresponding period in 2011. In the three months ended March 31, 2012, we recorded net income after taxes of $2.17 million, up $743 thousand (or 52.21%) as compared to the same period in 2011. These results were most significantly impacted by: (i) much higher net interest income, which increased by $2.1 million, including higher interest income from the Wells Fargo portfolio and supplemented by an increase of $0.8 million in non-interest income; and, (ii) higher total non-interest expenses, which increased by $1.7 million. This increase in non-interest expense in the three months ended March 31, 2012 as compared to the same period in 2011 was largely attributed to: (i) an increase in employee salaries and related benefit expenses, which increased by $0.7 million; and, (ii) an increase of $0.7 million in general, administrative and other expenses.

The following table indicates the impact that the increase in our operating results in the three months ended March 31, 2012 had on our annualized returns on average assets and average equity during that period, as compared to the first three months of 2011:

	Three months ended March 31,
	2012	2011
Return on average assets %	0.19%	0.14%
Return on average equity %	2.41%	1.68%

Critical Accounting Policies

The Company’s significant accounting policies are set forth in Note 1 in the Notes to the Bank’s Annual Report on Form 10-K for 2011 filed with the SEC on April 6, 2012. Our unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and general practices in the banking industry. Certain of those accounting policies are considered critical accounting policies, because they require us to make assumptions and judgments regarding circumstances or trends that could affect the carrying values of our material assets, such as assumptions regarding economic conditions or trends that could impact our ability to fully collect our loans or ultimately realize the carrying values of certain of our other assets, such as securities available for sale. If adverse changes were to occur in the events, trends or other circumstances on which our assumptions or judgments had been based, or other unanticipated events were to happen that might affect our operating results, it could become necessary under GAAP for us to reduce the carrying values of the affected assets on our Statement of Condition. In addition, because reductions in the carrying values of assets are sometime effectuated by or require charges to income, such reductions also may have the effect of reducing our income. The following is a brief description of the Company’s current accounting policies involving significant valuation judgments.

Loans and Interest on Loans

Loan receivables that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances, reduced by any charge-off of specific valuation allowances and net of any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment in yield over the life of the related loan.

Loans on which the accrual of interest has been discontinued are designated as non-accruing loans. The accrual of interest on loans is discontinued when principal and/or interest is past due 90 days or more based on the contractual terms of the loan and/or when, in the opinion of management, there is reasonable doubt as to collectability unless such loans are well-collateralized and in the process of collection. When loans are placed in non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Interest payments received on such loans are generally applied as a reduction to the loan principal balance, unless the likelihood of further loss is remote whereby cash interest payments may be recorded during the time the loan is on non-accrual status. Interest accruals are resumed on such loans only when they are brought current with respect to interest and principal and when, in the judgment of management, all remaining principal and interest is estimated to be fully collectible, there has been at least six months of sustained repayment performance since the loan was placed on non-accrual and/or management believes, based on current information, that such loan is no longer impaired.

Management considers a loan to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all the amounts due according to the contractual terms of the loan agreement. Measurement of impairment is based on the expected future cash flows of an impaired loan which are discounted at the loan’s original effective interest rate, or measured by reference to an observable market value, if one exists, or the fair value of the collateral for a collateral-dependent loan. The Bank performs direct write-downs of impaired loans with a charge to the allocated component of the allowance, thereby reducing the allocated component of the reserve to zero at the end of each reporting period.

Allowance for Loan Losses

The Company maintains its allowance for loan losses at a level which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio as of the balance sheet date. The amount of the allowance is based on management’s periodic evaluation of the collectability of the loan portfolio, including the nature and volume of the portfolio, credit concentrations, trends in historical loss experience, the level of certain classified and impaired loans, and economic conditions and the related impact on specific borrowers that may affect the borrower’s ability to repay. The allowance is increased by provisions for loan losses, which are charged to earnings and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses. Because of uncertainties in the estimation process, management’s estimate of credit losses inherent in the loan portfolio and the related allowance may change.

Other Real Estate Owned

Real estate and other property acquired in full or partial settlement of loan obligations is referred to as other real estate owned (“OREO”). OREO is originally recorded in the Company’s unaudited condensed financial statements at the lower of the carrying amount of the loan or the fair value of the property less any estimated cost to sell. When property is acquired through foreclosure or surrendered in lieu of foreclosure, the Company measures the fair value of the property acquired against its recorded investment in the loan. If the fair value of the property at the time of acquisition is less than the recorded investment in the loan, the difference is charged to the allowance for loan losses. Any subsequent fluctuations in fair value of the OREO are recorded against a valuation allowance for other real estate owned, established through a charge to non-interest expense. All related operating or maintenance costs are charged to non-interest expense as incurred. Any subsequent gains or losses on the sale of OREO are recorded in other income or expense as incurred.

Investment Securities

In accordance with U.S. GAAP, securities are classified in three categories and accounted for as follows: (i) securities that the Company has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and are measured at amortized cost; (ii) securities bought and held principally for the purpose of selling in the near term are classified as “trading” securities and are measured at fair value, with unrealized gains and losses included in earnings, and; (iii) securities not classified as either held-to- maturity or trading are classified as “available-for-sale” securities and are measured at fair value, with unrealized gains and losses, net of applicable taxes, reported as a separate component of stockholders’ equity. Where available, the fair values of available-for-sale securities are based on quoted market prices. If quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments or through the use of other observable data supporting a valuation model. Gains and losses on sales of investment securities are determined on the specific identification method. Premiums and discounts are amortized or accreted using the interest method over the expected lives of the related securities. The Bank does not hold securities for trading purposes.

Results of Operations

Net Interest Income

Net interest income, the primary component of a financial institution’s income, refers to the difference between the interest earned on loans, investment securities and other interest-earning assets, and the interest paid on deposits and on other borrowed funds. Our interest income and interest expense are affected by a number of factors, some of which are outside of our control, including national and local economic conditions, the monetary policies of the Federal Reserve Board which affect interest rates, competition in the marketplace for loans and deposits, the demand for loans and the ability of borrowers to meet their payment obligations. Net interest income, when expressed as a percentage of average earning assets, is a banking organization’s “net interest margin”.

The following table sets forth our interest income, interest expense and net interest income (in thousands of dollars) and our annualized net interest margin for the three months ended March 31, 2012 and 2011, respectively:

	Three months ended March 31,
	2012 Amount	2011 Amount	% Change
Interest income	$14,581	$12,522	16.44%
Interest expense	1,343	1,378	(2.54)%

Net interest income	$13,238	$11,144	18.79%

Net interest margin	4.97%	4.80%	0.17%

Net interest income increased by 18.79% for the three months ended March 31, 2012 as compared to the corresponding period in 2011.

For the three months ended March 31, 2012, net interest income rose by $2.1 million (up 18.8%) as compared to the same period in 2011, largely attributed to the $2.0 million increase in interest earned on loans, which was supplemented by the nominal $36 thousand increase in interest income from our investment securities portfolio. Interest expense, which is comprised of interest paid on deposits and other borrowed funds, decreased nominally by $35 thousand during the same period.

As indicated in the above table, our net interest margin for the three months ended March 31, 2012 increased by 0.17% to 4.97% as compared to the corresponding three months in 2011.

Average Balances

Distribution, Rate and Yield

The following tables sets forth information regarding our average balance sheet, yields on interest earning assets, interest expense on interest-bearing liabilities, the interest spread and the interest rate margin for the three months ended March 31, 2012 and 2011:

		Three months ended March 31,
(dollars in thousands)	2012 Average balance	2012 Interest earned/paid	2012 Average yield/rate	2011 Average balance	2011 Interest earned/paid	2011 Average yield/rate
Interest earning assets:
Short term investments[1]	$73,927	$84	0.45%	$67,406	$106	0.70%
Investment securities[2]	256,449	1,222	1.91%	228,590	1,186	2.08%
Loans[3]	734,183	13,275	7.23%	631,798	11,230	7.11%

Total interest earning assets	1,064,559	14,581	5.48%	927,794	12,522	5.51%
Non-interest earning assets	90,351			96,687

Total Assets	$1,154,910			$1,024,481

Interest-bearing liabilities:
Interest-bearing checking accounts	$95,789	59	0.25%	$81,142	47	0.23%
Money market and savings accounts	632,106	1,132	0.72%	507,704	1,118	0.88%
Certificates of deposit	60,106	55	0.37%	79,901	83	0.42%
Other borrowings	10,000	97	3.88%	13,333	130	3.92%

Total interest-bearing liabilities	798,001	1,343	0.67%	682,080	1,378	0.81%

Non-interest-bearing liabilities	266,934			257,463

Total Liabilities	1,064,935			939,543
Stockholders’ equity	89,975			84,938

Total Liabilities and Stockholders’ equity	$1,154,910			$1,024,481

Net interest income		$13,238			$11,144

Interest rate spread			4.81%			4.59%

Net interest margin			4.97%			4.80%

(¹)	Short term investments consist of federal funds sold and interest-bearing deposits that we maintain with other financial institutions.
(2)	Includes all investment securities in the Available-for-Sale and the Held-to-Maturity classifications.
(3)	Loans include the average balance of non-accrual loans.

For the three months ended March 31, 2012 our total average earning assets increased by $169.2 million as compared to the same period in 2011, largely attributed to the $120.1 million increase in our loan portfolio, the $45.2 increase in our investment securities portfolio and the $3.9 million increase in short term investments. The overall growth in average earning assets was derived from sustained growth in our deposit base. In the same three months period ended March 31, 2012, total interest-bearing liabilities increased by $127.1 million largely attributed to the $140.6 million increase in money market and savings deposits, coupled with the $21.5 million increase in interest-bearing checking account balances. These were, however, partially offset by the $30.0 million decrease in certificates of deposit and the $5.0 million decrease in other borrowings as compared to the same period in 2011.

Our net interest spread and net interest margin in the three months ended March 31, 2012 declined by 0.13% and 0.17%, respectively, as compared to the same period in 2011 primarily attributed to the 0.18% decline in our short term investment yields and 0.29% decline in our loan yields.

Provision for Loan Losses

We maintain reserves to provide for possible loan losses that occur from time to time as an incidental part of the banking business. As more fully discussed in Note 5 of the notes to the unaudited condensed consolidated financial statements in this Quarterly Report Form 10-Q, an allowance for loan losses has been established by management in order to provide for those loans, which for a variety of reasons, may not be repaid in their entirety. The allowance is maintained at a level considered by management to be adequate to provide for probable losses during the holding period of the loan and is based on methodologies applied on a consistent basis with the prior year. Management’s review of the adequacy of the allowance includes, among other things, loan growth, changes in the composition of the loan portfolio, an analysis of past loan loss experience and management’s evaluation of the loan portfolio under current economic conditions.

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

For the three months ended March 31, 2012, the Company’s provision for loan losses was $975 thousand, the same as for the first three months of 2011. Management believes that the provision for loan losses, along with provisions made during the last three quarters of 2011, was sufficient to provide for the incremental risk of loss inherent with the increase in the average loan portfolio by $102.4 million, from $631.8 million for the three months ended March 31, 2011 to $734.2 million for the three months ended March 31, 2012. By comparison, we recorded net loan charge-offs of $0.3 for the three month period ended March 31, 2012, and the allowance for loan losses at March 31, 2012 stood at $11.8 million or 1.60% of total gross loans outstanding as of the balance sheet date. See “Analysis of Allowance for Loan Losses” in the Financial Condition Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Non-Interest Income

The tables below represent the major components of non-interest income and the changes for the three months ended March 31, 2012 as compared to the same period in 2011.

		Three months ended March 31,
(dollars in thousands)	2012 amount	2011 amount	Amount change	Percent change
Fees and service charges	$910	$914	$(4)	(0.44)%
Investment securities gains, net	117	190	(73)	(38.42)%
Income from merchant services	587	172	415	241.28%
Income from cardholders	462	460	2	0.43%
Telegraphic & cable fees	173	166	7	4.22%
Trustee fees	146	143	3	2.10%
Other commissions and fees	973	481	492	102.29%

Total non-interest income	$3,368	$2,526	$842	33.33%

For the three months ended March 31, 2012 non-interest income totaled $3.4 million, which represented an increase of $0.8 million as compared to the same period in 2011.

For the three months ended March 31, 2012, the $0.8 million rise in total non-interest income is largely attributed to the $0.4 million increase in income from merchant services, coupled with the $0.5 million increase in other commissions and fees. These were offset partially by the $0.1 million decrease in net investment securities gains.

Non-interest Expense

The tables below represent the major components of non-interest expense and the changes for the three months ended March 31, 2012 as compared to the same periods in 2011.

		Three months ended March 31,
(dollars in thousands)	2012 amount	2011 amount	Amount change	Percent change
Salaries and employee benefits	$5,891	$5,321	$570	10.71%
Occupancy	1,533	1,365	168	12.31%
Furniture and equipment	1,455	1,244	211	16.96%
Insurance	431	426	5	1.17%
Telecommunications	377	308	69	22.40%
FDIC insurance expense	229	366	(137)	(37.43)%
Contract services	404	241	163	67.63%
Stationery & supplies	236	159	77	48.43%
Professional fees	90	149	(59)	(39.60)%
Education	91	145	(54)	(37.24)%
Other general operating expense	1,910	1,183	727	61.45%

Total non-interest expense	$12,647	$10,907	$1,740	15.95%

For the three months ended March 31, 2012 non-interest expense totaled $12.6 million, which represented a $1.7 million increase as compared to the same period in 2011.

For the three months ended March 31, 2012, the $1.7 million increase in total non-interest expense is largely attributed to the $0.6 million increase in salaries and employee benefits expense, the $0.2 million increase in occupancy expense, the $0.2 million increase in furniture and equipment expense, the $0.2 million increase in contract services, the $77 thousand increase in stationery and supplies, and the $0.7 million increase in other general operating expenses. These increases were partially offset by the $0.1 million decrease in FDIC insurance expense, the $59 thousand decrease in stationery & supplies expense, and the $54 thousand decrease in education expense, as compared to the same period in 2011.

Income Tax Expense

For the three months ended March 31, 2012, the Company recorded income tax expenses of $0.8 million. This compares to the $0.4 million in income tax expenses recorded for the corresponding period in 2011. The increase in income tax expenses recorded the three months March 31, 2012 is the result of the Company’s growth in overall pre-tax profits as compared to the same periods in 2011.

Financial Condition

Assets

As of March 31, 2012, total assets were $1.2 billion, an increase of 2.38% from $1.1 billion at December 31, 2011. This increase is largely attributed to the $36.0 million increase in our interest earning assets portfolio, lead by the $61.1 million combined increase in our investment securities portfolio, partially offset by a $19.7 million decrease in interest-earning deposits with financial institutions, which includes interest-earning balances we maintained at the Federal Reserve Bank of San Francisco, and the $5.4 million decrease in our loan portfolio.

Interest-Earning Assets

The following table sets forth the composition of our interest-earning assets at March 31, 2012 as compared to December 31, 2011:

(dollars in thousands)	March 31, 2012	December 31, 2011	Variance 2012 vs. 2011
Interest-earning deposits with financial institutions	$65,499	$85,207	$(19,708)
Federal Home Loan Bank stock, at cost	2,198	2,198	—
Investment securities available for sale	236,009	171,886	64,123
Investment securities held to maturity	44,471	47,467	(2,996)
Loans (net of allowances of $11,771 and $11,101)	722,812	728,198	(5,386)

Total interest-earning assets	$1,070,989	$1,034,956	$36,033

Loans

The following table sets forth the composition, by loan category, of our loan portfolio at March 31, 2012 and December 31, 2011, respectively:

Commercial & Industrial loans are loans to businesses to finance capital purchases, improvements, or to provide cash flow for operations. Commercial Mortgage loans includes loans secured by real property for purposes such as the purchase or improvement of real property, wherein repayment is derived from the income generated by the real property or from business operations. Residential Mortgage loans are loans to finance the purchase, improvement, or refinance of real property secured by 1-4 family units. Consumer loans are loans to individuals to finance personal needs and are either closed-ended or open-ended loans. Automobile loans and credit cards fall under the Consumer loans category. The bulk of the Other Consumer Loans are typically unsecured extensions of credit.

A summary of the balances of loans at March 31, 2012 and December 31, 2011 follows:

	March 31, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial
Commercial & Industrial	$141,137	19.2%	$149,123	20.1%
Commercial Mortgage	277,376	37.7%	281,026	37.9%
Commercial Construction	7,732	1.1%	7,154	1.0%

Total Commercial	426,245	58.0%	437,303	59.0%
Consumer
Residential Mortgage	176,747	24.0%	176,736	23.9%
Home Equity	1,661	0.2%	1,717	0.2%
Automobile	9,478	1.3%	9,620	1.3%
Other Consumer Loans [1]	121,916	16.5%	115,380	15.6%

Total Consumer	309,802	42.0%	303,453	41.0%

Gross loans	736,047	100.0%	740,756	100.0%

Deferred fee (income) costs, net	(1,464)		(1,457)
Allowance for loan losses	(11,771)		(11,101)

Loans, net	$722,812		$728,198

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

At March 31, 2012 total gross loans decreased by $4.7 million to $736.0 million down from $740.8 million at December 31, 2011. The drop in loans was largely attributed to an $11.1 million decrease in commercial loans to $426.2 million at March 31, 2012 from $437.3 million at December 31, 2011. The decline in commercial loans was due to significant loan payoffs in both the commercial & industrial and the commercial mortgage portfolios. This was partially offset by a $6.3 million increase in consumer loans to $309.8 million at March 31, 2012 from $303.5 million at December 31, 2011.

Non-Performing Loans and Other Non-Performing Assets

Non-performing loans consist of (i) loans on non-accrual status because we have ceased accruing interest on these loans (ii) loans 90 days or more past due and still accruing interest and (iii) restructured loans. Other non-performing assets consist of real estate properties (OREO) that have been acquired through foreclosure or similar means and which management intends to offer for sale. Loans are placed on non-accrual status when in the opinion of management, the full and timely collection of principal or interest is in doubt. Generally, the accrual of interest is discontinued when principal or interest payment becomes 90 days past due, unless the loan is adequately collateralized and the loan is in the process of collection. When a loan is placed in non-accrual status, accrued but unpaid interest is reversed against current income. Subsequently, when payments are received on such loans, the amounts are applied to reduce principal, except when the ultimate collectability of principal is probable, in which case accrued loans may be restored to accrual status when principal and interest becomes current and full repayment is expected. Interest income is recognized on an accrual basis for impaired loans not meeting the non-accrual criteria.

The following table contains information regarding our non-performing assets, as well as restructured loans as of March 31, 2012 and December 31, 2011.

(dollars in thousands)	March 31, 2012	December 31, 2011
Non-accrual loans:
Commercial & industrial	$245	$247
Commercial mortgage	9,700	7,597
Commercial construction	2,272	2,272
Residential mortgage	2,900	2,107
Home equity	—	—
Automobile	—	—
Other consumer	$166	193

Total nonaccrual loans:	$15,283	$12,416

Loans past due 90 days and still accruing:
Commercial & industrial	$89	$—
Commercial mortgage	216	414
Commercial construction
Residential mortgage	2,409	1,959
Home equity		—
Automobile		3
Other consumer	1,153	1,387

Total loans past due 90 days and still accruing	$3,867	$3,763

Total non-performing loans	$19,150	$16,179

Other real estate owned (OREO):
Commercial real estate	$3,880	$3,880
Residential real estate	587	488

Total other real estate owned	$4,467	$4,368

Other non-performing assets:
Other assets owned	$—	$—
Asset backed security	—	—
Total other nonperforming assets	—	—

Total nonperforming assets	$23,617	$20,547

Restructured loans:
Accruing loans	$1,279	$1,747
Non-accruing loans (included in nonaccrual loans above)	6,391	6,433

Total restructured loans	$7,670	$8,180

The above table indicates that non-performing loans increased by $3.0 million, which resulted primarily from the increase in non-accrual loans by $2.9 million to $15.3 million at March 31, 2012, up from $12.4 million at December 31, 2011. This increase is largely attributed to the addition of one commercial mortgage loan relationship totaling $1.7 million and eleven purchased Wells Fargo residential mortgage loans totaling $987 thousand.

At March 31, 2012, the Company’s largest non-performing loans consist of four commercial loan relationships in the amount of $9.6 million, two of which are located in Guam totaling $5.7 million; the other two, totaling $3.9 million, are in California. All four loans are secured by real estate. The Guam loans were placed on non-accrual due to deficiencies in their cash flow to service the monthly loan payments and meet operating expenses. The first California loan, in the amount of $2.3 million, is a participation loan purchased from a California-based bank to a builder/developer of a condominium project in Vallejo, California. The loan was placed in non-accrual due to the slow rate at which the units are selling. The last relationship is another participation loan, granted to a gas station in Sunnyvale, California. The loan was placed in non-accrual due to non-compliance with loan covenants. At this time, management believes that these loans are adequately reserved; however, should property values deteriorate further, additional write-down or additional provisions may be necessary.

Analysis of Allowance for Loan Losses

The Allowance for Loans Losses was $11.8 million and 1.60% of outstanding gross loans as of March 31, 2012 as compared to $11.1 million or 1.50% of outstanding gross loans at December 31, 2011.

Management maintains an allowance for loan losses (allowance) to absorb estimated credit losses associated with the loan portfolio. The adequacy of the allowance is determined by management through ongoing quarterly loan quality assessments.

Management assesses the estimated credit losses inherent in the non-classified and classified portions of our loan portfolio by considering a number of factors or elements including:

•	Management’s evaluation of the collectability of the loan portfolio;

•	Credit concentrations;

•	Historical loss experience in the loan portfolio;

•	Levels of and trending in delinquency, classified assets, non –performing and impaired loans;

•	Effects of changes in underwriting standards and other changes in lending policies, procedures and practices;

•	Experience, ability, and depth of lending management and other relevant staff;

•	Local, regional, and national trends and conditions including industry-specific conditions;

•	Effect of changes in credit concentration; and

•	External factors such as competition, legal and regulatory conditions, as well as typhoon and other natural disasters.

Management calculates the allowance for the classified loan portfolio, non-classified loans and a homogeneous pool of loans based on an appropriate percentage loss factor that is calculated based on the above noted factors and trends. Management normally writes down impaired loans after determining the loans’ credit and collateral fair value. Our analysis of the adequacy of the allowance incorporates the provisions made for our non-classified loans, classified loans, and homogeneous pool of loans.

While management believes it uses the best information available for calculating the allowance, the results of operation could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance. The current qualitative and quantitative factors used to calculate the allowance are inherently subjective. The estimates and assumptions are subject to changes in economic and regulatory guidelines, and other circumstances over which management has no control. The allowance may prove in the future to be insufficient to cover all of the losses the Bank may incur and it may be necessary to increase the allowance from time to time as a result of monitoring the adequacy of the allowance for loan losses.

The following table summarizes the changes in our allowance for loan losses.

	Commercial	Residential Mortgages	Consumer	Total
	(Dollars in thousands)
March 31, 2012
Allowance for loan losses:
Balance at beginning of quarter	6,654	$318	$4,129	$11,101
Charge offs	—	0	(1,222)	(1,222)
Recoveries	19	0	898	917
Provision	116	146	713	975

Balance at end of quarter	$6,789	$464	$4,518	$11,771

Allowance balance at end of quarter related to:
Loans individually evaluated for impairment	$—	$—	$—	$—

Loans collectively evaluated for impairment	$6,789	$464	$4,518	$11,771

Loan balances at end of quarter:
Loans individually evaluated for impairment	$13,496	$2,900	$166	$16,562
Loans collectively evaluated for impairment	412,749	175,408	131,228	719,485

Ending Balance	$426,245	$178,408	$131,394	$736,047

December 31, 2011
Allowance for loan losses:
Balance at beginning of year	$6,517	$324	$2,567	$9,408
Charge offs	(697)	(19)	(3,804)	(4,520)
Recoveries	70	13	1,513	1,596
Provision	764	0	3,853	4,617

Balance at end of year	$6,654	$318	$4,129	$11,101

Allowance balance at end of year related to:
Loans individually evaluated for impairment	$—	$—	$—	$—

Loans collectively evaluated for impairment	$6,654	$318	$4,129	$11,101

Loan balances at end of year:
Loans individually evaluated for impairment	$11,864	$2,106	$193	$14,163
Loans collectively evaluated for impairment	425,439	176,347	124,807	726,593

Ending Balance	$437,303	$178,453	$125,000	$740,756

Total Cash and Cash Equivalents

Total cash and cash equivalents were $103.5 million and $131.0 million at March 31, 2012 and December 31, 2011, respectively. This balance, which is comprised of cash and due from bank balances, federal funds sold and interest-bearing deposits that we maintain at other financial institutions (including the Federal Reserve Bank of San Francisco) will vary depending on daily cash settlement activities, the amount of highly liquid assets needed based on known events such as the repayment of borrowings, and actual cash on hand in the branches.

The following table sets forth the composition of our cash and cash equivalent balances at March 31, 2012 and December 31, 2011:

(dollars in thousands)	March 31, 2012	December 31, 2011	Variance 2012 vs. 2011
Cash and due from banks	$33,116	$40,902	$(7,786)
Federal funds sold	5,000	5,000	—
Interest-bearing deposits with financial institutions	65,349	85,057	(19,708)

Total cash and cash equivalents	$103,465	$130,959	$(27,494)

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

At March 31, 2012, the balance of the investment securities portfolio totaled $280.5 million which represents a $61.1 million increase from the portfolio balance of $219.4 million at December 31, 2011. The following table sets forth the composition of our investment securities portfolio at March 31, 2012 and December 31, 2011:

The amortized cost and fair value of investment securities, with gross unrealized gains and losses, follows:

(dollars in thousands)
		March 31, 2012
Securities Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency and sponsored enterprise (GSE) debt securities	$34,942	$113	$(53)	$35,002
U.S. government agency pool securities	14,210	83	(1)	14,291
U.S. government agency or GSE mortgage-backed securities	185,643	1,402	(330)	186,716

Total securities available for sale	$234,795	$1,598	$(384)	$236,009

Securities Held to Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency pool securities	$2,103	$12	$(17)	$2,098
U.S. government agency or GSE mortgage-backed securities	42,368	1,880	0	44,248

Total Securities Held to Maturity	$44,471	$1,892	$(17)	$46,346

		December 31, 2011
Securities Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency and sponsored enterprise (GSE) debt securities	$19,955	$280	$0	$20,235
U.S. government agency pool securities	9,142	79	(1)	9,220
U.S. government agency or GSE mortgage-backed securities	141,602	1,028	(199)	142,431

Total Securities Available for Sale	$170,699	$1,387	$(200)	$171,886

Securities Held to Maturity
U.S. government agency pool securities	$2,147	$10	$(25)	$2,132
U.S. government agency or GSE mortgage-backed securities	45,320	1,810	0	47,130

Total Securities Held to Maturity	$47,467	$1,820	$(25)	$49,262

At March 31, 2012 and December 31, 2011, investment securities with a carrying value of $160.7 million and $116.4 million, respectively, were pledged to secure various government deposits and other public requirements.

The amortized cost and fair value of investment securities by contractual maturity at March 31, 2012 and December 31, 2011, follows:

(dollars in thousands)
		March 31, 2012
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due after one but within five years	$4,996	$5,109	$0	$0
Due after five years	29,946	29,893	0	0
U.S. government agency pool securities	14,210	14,291	2,103	2,098
Mortgage-backed securities	185,643	186,716	42,368	44,248

	$234,795	$236,009	$44,471	$46,346

		December 31, 2011
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due after one but within five years	$9,991	$10,156	$0	$0
Due after five years	9,964	10,079	0	0
U.S. government agency pool securities	9,142	9,220	2,147	2,132
Mortgage-backed securities	141,602	142,431	45,320	47,130

	$170,699	$171,886	$47,467	$49,262

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2012 and December 31, 2011.

(dollars in thousands)
		March 31, 2012
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
Securities Available for Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$52	$19,890	$0	$0	$52	$19,890
U.S. government agency pool securities	1	407	1	84	1	491
U.S. government agency or GSE mortgage-backed securities	330	55,804	0	0	330	55,804

Total Securities Available for Sale	$383	$76,101	$1	$84	383	76,185

Securities Held to Maturity
U.S. government agency pool securities	$1	$322	$16	$1,188
U.S. government agency or GSE mortgage-backed securities	0	0	0	0

Total Securities Held to Maturity	$1	$322	$16	$1,188	$17	$1,510

		December 31, 2011
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
Securities Available for Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$0	$0	$0	$0	$0	$0
U.S. government agency pool securities	0	422	1	87	1	509
U.S. government agency or GSE mortgage-backed securities	199	41,534	0	0	199	41,534

Total Securities Available for Sale	$199	$41,956	$1	$87	200	42,043

Securities Held to Maturity
U.S. government agency or GSE mortgage-backed securities	$7	$709	$18	$823	25	1,532

The Bank does not believe that the investment securities that were in an unrealized loss position as of March 31, 2012, which comprised a total of 26 securities, were other-than-temporarily impaired. Specifically, the 26 securities are comprised of the following: 9 Small Business Administration (SBA) Pool securities, 4 debt securities issued by Federal Home Loan Mortgage Corporation (FHLMC), 7 mortgage-backed securities issued by the Federal National Mortgage Association (FNMA), and 6 mortgage-backed securities issued by FHLMC.

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

Deposits

At March 31, 2012, total deposits increased by $24.8 million to $1.1 billion as compared to $1.0 billion in total deposits at December 31, 2011. This increase was largely concentrated in interest-bearing deposits (primarily in savings deposits) which increased by $43.2 million to $801.5 million at March 31, 2012, up from $758.3 million at December 31, 2011. In addition, non-interest bearing deposits decreased by $18.3 million to $261.7 million at March 31, 2012, down from $280.0 million at December 31, 2011.

The following table sets forth the composition of our interest-bearing deposit portfolio with the average balances and average interest rate at March 31, 2012 and March 31, 2011, respectively:

	March 31, 2012		March 31, 2011
(dollars in thousands)	Average balance	Average rate	Average balance	Average rate
Interest-bearing deposits:
Interest-bearing checking accounts	$95,789	0.24%	$81,142	0.23%
Money market and savings accounts	632,106	0.72%	507,704	0.88%
Certificates of deposit	60,106	0.37%	79,901	0.42%

Total interest-bearing deposits	$788,001	0.63%	$682,080	0.75%

Borrowed Funds

The Company has a variety of sources from which it may obtain secondary funding. These sources include, among others, the Federal Reserve Bank of San Francisco, the Federal Home Loan Bank-Seattle, and credit lines established with our correspondent banks. Borrowings are obtained for a variety of reasons which include, but are not limited to, funding loan growth, the purchase of investments in the absence of core deposits, and to provide additional liquidity to meet demands of depositors.

At March 31, 2012, short-term borrowings were $10.36 million at March 3, 2012, a decrease of 1.57% from $10.2 million at December 31, 2011.

Liquidity

We actively manage our liquidity to ensure that sufficient funds are available to meet our needs for cash, including to fund new loans and deposit withdrawals by our customers. We project future sources and uses of funds, and maintain additional liquid funds for unanticipated events. Our primary sources of cash include cash we have in deposits at other financial institutions, the repayment of loans, proceeds from the sale or maturity of investment securities, and increases in deposits. The primary uses of cash include funding new loans and making advances on existing lines of credit, purchasing investments, funding new residential mortgage loans, funding deposit withdrawals, and paying operating expenses. We maintain funds in overnight federal funds and other short-term investments to provide for short-term liquidity needs. We also have established, for contingency funding purposes, credit lines with the Federal Reserve Bank of San Francisco, the Federal Home Loan Bank-Seattle, and other correspondent banks in the U.S.

At March 31, 2012, our liquid assets, which include cash and due from banks, federal funds sold, interest-earning deposits with financial institutions, and investment securities available for sale totaled $339.5 million, up $36.6 million from $302.8 million at December 31, 2011.

Contractual Obligations

The Bank utilizes facilities, equipment and land under various operating leases with terms ranging from 1 to 99 years. Some of these leases include scheduled rent increases. The total amount of the rent is being debited to expense on the straight-line method over the lease terms in accordance with ASC Topic 840 “Leases.” The Bank has recorded a deferred obligation of $19 thousand and $628 thousand as of March 31, 2012 and December 31, 2011, respectively, which has been included within other liabilities, to reflect the excess of rent expense over cash paid on the leases.

At March 31, 2012, annual lease commitments under the above non-cancelable operating leases were as follows:

Period ending March 31,
2012	$550
2013	1,288
2014	1,107
2015	800
2016	614
Thereafter	19,816

$24,175

The Bank leases certain facilities from two separate entities in which two of its directors have separate ownership interests. Lease payments made to these entities during the three months ended March 31, 2012 and the twelve months ended December 31, 2011 approximated $88 thousand and $351 thousand, respectively.

Additionally, the Bank leases office space to third parties, with original lease terms ranging from 3 to 5 years with option periods ranging up to 15 years. At March 31, 2012, minimum future rents to be received under non-cancelable operating sublease agreements were $29 thousand for the period ended March 31, 2013.

A summary of rental activities for periods ended March 31, 2012 and 2011, is as follows:

	March 31, 2012	March 31, 2011
Rent expense	$550	$529
Less: sublease rentals	63	69

	$487	$460

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

The Bank’s exposure to credit loss, in the event of nonperformance by the other parties to financial instruments for loan commitments and letters of credit, is represented by the contractual amount of these instruments. The Bank follows the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

A summary of financial instruments with off-balance-sheet risk at March 31, 2012 and December 31, 2011 is as follows:

	March 31, 2012	December 31, 2011

Commitments to extend credit	$85,177	$86,838

Letters of credit:
Standby letters of credit	$27,769	$27,310
Other letters of credit	1,612	513

	$29,381	$27,823

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

The Bank considers its standby letters of credit to be guarantees. At March 31, 2012, the maximum undiscounted future payments that the Bank could be required to make was $27.8 million. All of these arrangements mature within one year. The Bank generally has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized; however, several are unsecured. The Bank had not recorded any liabilities associated with these guarantees at March 31, 2012.

Mortgage loans serviced for others are not included in the accompanying consolidated statements of condition. The unpaid principal balances of mortgage loans serviced for others were $186.2 million and $185 million at March 31, 2012 and December 31, 2011, respectively. On March 31, 2012 and December 31, 2011, the Bank recorded mortgage servicing rights at their fair value of $1.2 million and $1.0 million, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2012 and December 31, 2011, that the Bank met all capital adequacy requirements to which it is subject.

As of March 31, 2012, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of March 31, 2012 and December 31, 2011 are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2012:
Total capital (to Risk Weighted Assets)	$97,156	15.02%	$51,759	8.00%	$64,699	10.00%
Tier 1 capital (to Risk Weighted Assets)	$89,158	13.95%	$25,560	4.00%	$38,339	6.00%
Tier 1 capital (to Average Assets)	$89,158	7.73%	$46,165	4.00%	$57,706	5.00%

As of December 31, 2011:
Total capital (to Risk Weighted Assets)	$95,817	15.31%	$50,075	8.00%	$62,594	10.00%
Tier 1 capital (to Risk Weighted Assets)	$88,080	14.25%	$24,728	4.00%	$37,092	6.00%
Tier 1 capital (to Average Assets)	$88,080	7.87%	$45,599	4.00%	$56,999	5.00%

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our CEO and CFO, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management previously disclosed in Item 9A(T) “Controls and Procedures” in Part II of our Annual Report on Form 10-K for the period ended December 31, 2011, a material weakness in internal control over financial reporting relating to our internal controls over the accounting of our 2001 Non-Statutory Stock Option Plan, and the depreciation of the Company’s headquarters building. Specifically, we did not appropriately record compensation expense in connection with the eligible shares issued in connection with our 2001 Non-Statutory Stock Option Plan, and we did not record the correct amount of depreciation expense or the appropriate book-to-tax temporary difference in connection with the depreciation of the headquarters building. These control deficiencies resulted in an increase in the Company’s employee compensation expense for the year ended December 31, 2011 and a decrease to the deferred tax liability and income tax expense for the year then ended. Accordingly, management determined that these control deficiencies constitute a material weakness in internal control over financial reporting as of December 31, 2011.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based on the evaluation, our CEO and CFO have concluded that the previously identified deficiency in internal control over financial reporting could cause our disclosure controls and procedures to be ineffective at the reasonable assurance level as of March 31, 2012.

Remediation

As previously reported in our Annual Report on Form 10-K for the period ended December 31, 2011, in order to address the material weakness, described above, in our internal control over financial reporting, management has modified its policies and procedures to strengthen its internal controls surrounding the accounting for stock based compensation as well as the depreciation methods being used for both GAAP and income tax.

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

The Company has put measures in place to improve its internal control over financial reporting including hiring additional personnel to assist in the accounting department and conducting additional training to ensure that the appropriate personnel are informed and equipped to strengthen internal controls at the Company and the Bank.

Management believes the additional control measures, when implemented and validated, will remediate this material weakness. However, the effectiveness of any system of internal controls is subject to inherent limitations and there can be no assurance that the Company’s internal control over financial reporting will prevent or detect all errors. The Company intends to continue to evaluate and strengthen its internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the process to remediate the material weakness described above.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Exhibit

31.01	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley At of 2002

31.02	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Statements of Condition as of March 31, 2012 and December 31, 2011, (ii) Unaudited Condensed Consolidated Statements of Income for the three months ended March 31, 2012 and 2011, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011, (iv) Unaudited Condensed Consolidated Statements of Stockholders’ Equity as of March 31, 2012 and 2011, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 and (vi) Notes to Unaudited Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, BankGuam Holding Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANKGUAM HOLDING COMPANY

Date: May 18, 2012	By:	/s/ LOURDES A. LEON GUERRERO
Lourdes A. Leon Guerrero, President and Chief Executive Officer

Date: May 18, 2012	By:	/s/ FRANCISCO M. ATALIG
Francisco M. Atalig, Senior Vice President and Chief Financial Officer