Form 10-Q
period 2012-06-30
BankGuam Holding Co
filed 2012-08-13
CIK 1527383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of June 30, 2012, the registrant had outstanding 8,778,689 shares of common stock.

BANKGUAM HOLDING COMPANY

FORM 10-Q

QUARTERLY REPORT

PART 1. FINANCIAL INFORMATION		4

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	4

	Condensed Consolidated Statements of Condition at June 30, 2012, and December 31, 2011	5

	Condensed Consolidated Statements of Income for the three months and the six months ended June 30, 2012 and 2011	6

	Condensed Consolidated Statements of Comprehensive Income for the three months and the six months ended June 30, 2012 and 2011	7

	Condensed Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2012	8

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011	9

	Notes to Condensed Consolidated Financial Statements	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 4.	Controls and Procedures	44

PART II. OTHER INFORMATION		45

Item 6.	Exhibits	45

Signatures		46

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

•	Risks associated with concentrations in real estate related loans;

•	Changes in the level of nonperforming assets and charge-offs and other credit quality measures, and their impact on the adequacy of our allowance for loan losses and our provision for loan losses;

•	The effects of and changes in trade, monetary and fiscal policies and laws, including the interest rate policies of the Federal Open Market Committee of the Federal Reserve Board;

•	Stability of funding sources and continued availability of borrowings;

•	The effect of changes in laws and regulations with which the Company and Bank of Guam must comply, including any increase in Federal Deposit Insurance Corporation insurance premiums;

•	Our ability to raise capital or incur debt on reasonable terms;

•	Regulatory limits on Bank of Guam’s ability to pay dividends to the Company;

•	The impact of the Dodd Frank Wall Street Reform and Consumer Protection Act and its implementing regulations;

•

The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setting bodies;

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

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may be preceded by, followed by or include the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “is designed to” and similar expressions. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about our business and the environment in which it operates that could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” included elsewhere in this Quarterly Report and as may be updated in filings we make from time to time with the U.S. Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for our fiscal year ended December 31, 2011, and our other Quarterly Reports on Form 10-Q filed and to be filed by us in our fiscal year 2012. We have no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or risks, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. New information, future events or risks could cause the forward-looking events we discuss in this Quarterly Report not to occur. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

The financial statements and the notes thereto begin on the next page.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Condition

(Dollar and Share Amounts in Thousands, Except Par Value)

	June 30, 2012	December 31, 2011
ASSETS
Cash and due from banks	$30,609	$40,902
Federal Funds sold	5,000	5,000
Interest bearing deposits in banks	38,792	85,057

Total cash and cash equivalents	74,401	130,959
Restricted cash	150	150
Investment securities available for sale, at fair value	234,200	171,886
Investment securities held to maturity, at amortized cost	66,736	47,467
Federal Home Loan Bank stock, at cost	2,198	2,198
Loans, net of allowance for loan losses (6/30/12: $11,887 and 12/31/11: $11,101)	741,314	728,198
Accrued interest receivable	3,460	3,418
Premises and equipment, net	18,061	18,103
Goodwill	783	783
Other assets	35,230	36,802

Total assets	$1,176,533	$1,139,964

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$264,648	$280,042
Interest bearing	803,151	758,297

Total deposits	1,067,799	1,038,339
Accrued interest payable	174	164
Borrowings	10,195	10,200
Other liabilities	5,321	2,225

Total liabilities	1,083,489	1,050,928

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock $0.2083 par value; 48,000 shares authorized; 8,811 and 8,811 shares issued and 8,779 and 8,779 shares outstanding at 6/30/12 and 12/31/11, respectively	1,843	1,843
Additional paid-in capital	15,276	15,276
Retained earnings	74,456	71,861
Accumulated other comprehensive income	1,759	346

	93,334	89,326
Common stock in treasury, at cost (32 shares)	(290)	(290)

Total stockholders’ equity	93,044	89,036

Total liabilities and stockholders’ equity	$1,176,533	$1,139,964

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Income

(Dollar and Share Amounts in Thousands, Except Per Share Data)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Interest income:
Loans	$15,195	$11,276	$28,471	$22,506
Investment securities	1,444	1,526	2,665	2,712
Federal Funds sold	2	3	3	6
Deposits with banks	85	106	168	209

Total interest income	16,726	12,911	31,307	25,433

Interest expense:
Time deposits	66	118	132	229
Savings deposits	1,188	1,182	2,367	2,319
Other borrowed funds	100	98	198	229

Total interest expense	1,354	1,398	2,697	2,777

Net interest income	15,372	11,513	28,610	22,656
Provision for loan losses	975	975	1,950	1,950

Net interest income, after provision for loan losses	14,397	10,538	26,660	20,706
Non-interest income:
Service charges and fees	1,139	1,177	2,048	2,091
Investment securities gains, net	63	223	180	413
Gain on sale of assets	0	758	0	758
Income from merchant services	505	229	1,092	401
Income from cardholders	325	362	787	822
Telegraphic & cable fees	159	183	333	349
Trustee fees	191	155	337	298
Other income	103	475	1,076	957

Total non-interest income	2,485	3,562	5,853	6,089

Non-interest expenses:
Salaries and employee benefits	6,213	5,378	12,103	10,699
Occupancy	1,554	1,513	3,087	2,878
Furniture and equipment	1,346	1,194	2,801	2,438
Insurance	440	426	871	853
Telecommunications	373	320	751	628
Federal Depository Insurance Corporation assessment	256	375	485	741
Contract services	443	271	847	512
Stationery & supplies	243	138	479	297
Professional services	501	175	591	324
Education	136	186	227	330
General, administrative and other	1,729	1,485	3,639	2,668

Total non-interest expenses	13,234	11,461	25,881	22,368

Income before income taxes	3,648	2,639	6,632	4,427
Income tax expense	1,025	586	1,843	951

Net income	$2,623	$2,053	$4,789	$3,476

Earnings per share:
Basic	$0.30	$0.23	$0.55	$0.40

Diluted	$0.30	$0.19	$0.55	$0.33

Dividends declared per share	$0.125	$0.125	$0.25	$0.25

Basic weighted average shares	8,779	8,739	8,779	8,729

Diluted weighted average shares	8,779	10,559	8,779	10,550

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Comprehensive Income

(Dollar Amounts in Thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income	$2,623	$2,053	$4,789	$3,476

Other comprehensive income, net of tax effects:
Unrealized holding loss on available-for-sale securities arising during the period	1,243	(545)	1,144	1,055
Reclassification for gains realized on available-for-sale securities	63	223	180	413
Amortization of unrealized holding loss on held-to-maturity securities during the period	39	19	89	40

Total other comprehensive income (loss)	1,345	(303)	1,413	1,508

Comprehensive income (loss)	$3,968	$1,750	$6,202	$4,984

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

BankGuam Holding Company

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

(Dollar Amounts in Thousands)

	Number of Shares	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2011	8,778,697	$1,843	$15,276	$346	$71,861	$(290)	$89,036
Net income		0	0	0	4,789	0	4,789
Unrealized gain on available-for-sale securities		0	0	1,413	0	0	1,413
Cash dividends on common stock	0	0	0	0	(2,194)	0	(2,194)

Balance at June 30, 2012	8,778,697	$1,843	$15,276	$1,759	$74,456	$(290)	$93,044

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net income:	$4,789	$3,476
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	1,950	1,950
Depreciation and amortization	1,476	1,481
Amortization of fees, discounts and premiums	1,247	804
Write-down and loss on sales of other real estate owned, net	(62)	83
Proceeds from sales of loans	13,808	12,501
Origination of loans sold	(13,963)	(12,501)
(Increase) decrease in mortgage servicing rights	(192)	(74)
Realized gain on sale of available-for-sale securities	(180)	(413)
Realized gain on sale of assets	0	(758)
Loss on disposal of premises and equipment	0	41
Net change in:
Accrued interest receivable	(43)	3,125
Other assets	1,099	(10,246)
Accrued interest payable	9	17
Other liabilities	3,097	3,632

Net cash provided by operating activities	13,035	3,118

Cash flows from investing activities:
Net change in restricted cash	0	1,000
Purchases of available-for-sale securities	(118,260)	(115,149)
Purchases of held-to-maturity securities	(25,709)	(30,373)
Proceeds from sales of available-for-sale securities	35,179	81,256
Maturities, prepayments and calls of available-for-sale securities	21,305	13,466
Maturities, prepayments and calls of held-to-maturity securities	6,248	5,282
Loan originations and principal collections, net	(14,681)	2,926
Proceeds from sales of other real estate owned	498	645
Proceeds from sales of premises and equipment	0	0
Additions to premises and equipment	(1,433)	(900)

Net cash used in investing activities	(96,853)	(41,847)

Cash flows from financing activities:
Net increase in deposits	29,460	33,218
Payment of Federal Home Loan Bank advances	0	(5,000)
Proceeds from other borrowings	160	0
Repayment of other borrowings	(165)	0
Proceeds from issuance of common stock	0	339
Dividends paid	(2,195)	(2,187)

Net cash provided by financing activities	27,260	26,370

Net change in cash and cash equivalents:	(56,558)	(12,359)
Cash and cash equivalents at beginning of year	130,959	101,479

Cash and cash equivalents at end of year	$74,401	$89,120

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,697	$2,777
Income taxes	$169	$144
Supplemental schedule of noncash investing and financing activities:
Net change in unrealized loss on held-to-maturity securities, net of tax	$89	$40
Net change in unrealized loss on available-for-sale securities, net of tax	$1,324	$1,468
Other real estate owned transferred from loans, net	$406	$202
Other real estate owned transferred to loans, net	$(176)	$(575)

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

BankGuam Holding Company

Notes to Condensed Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

Note 1 – Nature of Business

Organization

The accompanying consolidated financial statements include the accounts of BankGuam Holding Company (“Company”) and its wholly-owned subsidiary, Bank of Guam (“Bank”). The Company is a Guam corporation organized on October 29, 2010, to act as a holding company of the Bank, a Guam banking corporation, a 24-branch bank serving the communities in Guam, the Commonwealth of the Northern Mariana Islands (CNMI), the Federated States of Micronesia (FSM), the Republic of the Marshall Islands (RMI), the Republic of Palau (ROP), and San Francisco, California. On August 15, 2011, the Company acquired all of the outstanding common stock of the Bank in a holding company formation transaction. Refer to our Current Report on Form 8-K12G3 dated August 15, 2011, for a description of the transaction.

Other than holding the shares of the Bank, the Company conducts no significant activities, although it is authorized, with the prior approval of its principal regulator, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), to engage in a variety of activities related to the business of banking. Currently, substantially all of the Company’s operations are conducted and substantially all of the assets are owned by the Bank, which accounts for substantially all of our consolidated revenues, expenses and operating income. The Bank provides a variety of financial services to individuals, businesses and governments through its branches. The Bank’s headquarters is located in Hagåtña, Guam. The Bank currently has twelve branches in Guam, five in the CNMI, four in the FSM, one in the RMI, one in the ROP, and one in San Francisco, California. Its primary deposit products are demand deposits, savings and time certificate accounts, and its primary lending products are consumer, commercial and real estate loans.

For ease of reference we will sometimes refer to the Company as “we”, “us” or “our”.

Note 2 – Summary of Significant Accounting Policies and Recent Accounting Pronouncements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all footnotes that would be required for a full presentation of financial position, results of operations, changes in cash flows and comprehensive income (loss) in accordance with generally accepted accounting principles in the United States (“GAAP”). However, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of our management, are necessary for a fair presentation of our financial position and our results of operations for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2011, was derived from the Company’s audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

These unaudited consolidated financial statements have been prepared on a basis consistent with prior periods, and should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2011, and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 on April 6, 2012.

Our consolidated financial position at June 30, 2012, and the consolidated results of operations for the three and six month periods ended June 30, 2012, are not necessarily indicative of what our financial position will be as of December 31, 2012, or of the results of our operations that may be expected for the full year ending December 31, 2012.

The Company has evaluated subsequent events through the date that these consolidated financial statements were issued.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of income and expenses during the periods presented. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, valuation of other real estate owned, other than temporary impairment of securities and the fair value of financial instruments.

Recent Accounting Pronouncements

On April 4, 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-02 (“ASU No. 2011-02”), “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring”. ASU No. 2011-02 requires a creditor to separately conclude that 1) the restructuring constitutes a concession and 2) the debtor is experiencing financial difficulties in order for a modification to be considered a troubled debt restructuring (“TDR”). The guidance was issued to provide clarification and to address diversity in practice in identifying TDRs. This standard was effective for the Bank beginning in the third quarter of 2011 and was applied retrospectively to the beginning of that year. The adoption of this standard did not have a material impact on the Company’s results of operations, financial condition, or disclosures.

On April 29, 2011, the FASB issued ASU No. 2011-03, “Reconsideration of Effective Control for Repurchase Agreements”, which modifies the criteria for determining when repurchase agreements would be accounted for as a secured borrowing rather than as a sale. The ASU eliminates from the assessment of effective control the requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms. This requirement was one of the criteria under Accounting Standards Codification 860 (“ASC” 860) that entities used to determine whether the transferor maintained effective control. Although entities must consider all of the effective-control criteria under ASC 860, the elimination of this requirement may lead to more conclusions that a repurchase arrangement should be accounted for as a secured borrowing rather than as a sale. The ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The adoption of ASU No. 2011-03 did not have a material impact on the Company’s statements of income and financial condition.

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

On June 16, 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”, which revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either 1) a continuous statement of comprehensive income or 2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU No. 2011-05 did not have a material impact on the Company’s statements of income and financial condition.

On September 15, 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment”, which gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in the first step of the goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, on the basis of qualitative factors, that it is more likely than not that its fair value is less than the carrying amount. The ASU is effective for all entities for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU No. 2011-08 did not have a material impact on the Company’s statements of income and financial condition.

Note 3 – Earnings Per Common Share

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options during 2011, and are determined using the treasury stock method.

Earnings per common share have been computed based on reported net income and the following share data:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Net income available for common stockholders	$2,623	$2,053	$4,789	$3,476
Weighted average number of common shares outstanding	8,779	8,739	8,779	8,729
Effect of dilutive options	0	1,820	0	1,820

Weighted average number of common shares outstanding used to calculate diluted earnings per common share	8,779	10,559	8,779	10,549

Income per common share:
Basic	$0.30	$0.23	$0.55	$0.40

Diluted	$0.30	$0.19	$0.55	$0.33

During 2011, the Company terminated the 2001 Non-Statutory Stock Option Plan (“Plan”). In 2011, the Company calculated the effect of the dilutive options to purchase shares of stock in the Company issued under the Plan. As a result of the termination of the Plan, there is no dilutive effect in 2012.

Note 4 – Investment Securities

The amortized cost and fair value of investment securities, with gross unrealized gains and losses, follows:

	June 30, 2012
	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Securities Available for Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$39,944	$0	$503	$40,447
U.S. government agency pool securities	13,789	(1)	118	13,906
U.S. government agency or GSE mortgage-backed securities	177,273	(83)	2,657	179,847

	$231,006	$(84)	$3,278	$234,200

Securities Held to Maturity
U.S. government agency pool securities	$2,059	$(8)	$24	$2,075
U.S. government agency or GSE mortgage-backed securities	64,677	(24)	1,812	66,465

	$66,736	$(32)	$1,836	$68,540

	December 31, 2011
	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Securities Available for Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$19,955	$280	$0	$20,235
U.S. government agency pool securities	9,142	79	(1)	9,220
U.S. government agency or GSE mortgage-backed securities	141,602	1,028	(199)	142,431

	$170,699	$1,387	$(200)	$171,886

Securities Held to Maturity
U.S. government agency pool securities	$2,147	$10	$(25)	$2,132
U.S. government agency or GSE mortgage-backed securities	45,320	1,810	0	47,130

	$47,467	$1,820	$(25)	$49,262

At June 30, 2012, and December 31, 2011, investment securities with a carrying value of $134,134 and $116,387, respectively, were pledged to secure various government deposits and other public requirements.

The amortized cost and fair value of investment securities by contractual maturity at June 30, 2012, and December 31, 2011, follows:

	June 30, 2012
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$0	$0	$251	$259
Due after one but within five years	4,996	5,084	409	420
Due after five years	226,010	229,116	66,076	67,861

Total	$231,006	$234,200	$66,736	$68,540

	December 31, 2011
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$0	$0	$16	$16
Due after one but within five years	9,991	10,156	1,091	1,122
Due after five years	160,708	161,730	46,360	48,124

Total	$170,699	$171,886	$47,467	$49,262

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2012, and December 31, 2011.

	June 30, 2012
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
Securities Available for Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$0	$0	$0	$0	$0	$0
U.S. government agency pool securities	(1)	82	0	377	(1)	459
U.S. government agency or GSE mortgage-backed securities	(83)	14,627	0	0	(83)	14,627

Total	$(84)	$14,709	$0	$377	$(84)	$15,086

Securities Held to Maturity
U.S. government agency pool securities	$0	$0	$(8)	$461	$(8)	$461
U.S. government agency or GSE mortgage-backed securities	(24)	5,096	0	0	(24)	5,096

Total	$(24)	$5,096	$(8)	$461	$(32)	$5,557

	December 31, 2011
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
Securities Available for Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$0	$0	$0	$0	$0	$0
U.S. government agency pool securities	0	422	1	87	1	509
U.S. government agency or GSE mortgage-backed securities	199	41,534	0	0	199	41,534

	$199	$41,956	$1	$87	$200	$42,043

Securities Held to Maturity
U.S. government agency pool securities	$7	$709	$18	$823	$25	$1,532
U.S. government agency pool securities	0	0	0	0	0	0
Mortgage-backed securities	0	0	0	0	0	0

	$7	$709	$18	$823	$25	$1,532

The Company does not believe that any of the investment securities that were in an unrealized loss position as of June 30, 2012, which comprised a total of 11 securities, were other-than-temporarily impaired. Specifically, the 11 securities are comprised of the following: 6 Small Business Administration (SBA) Pool securities, 2 mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation (FHLMC), and 3 mortgage-backed securities issued by Government National Mortgage Association (GNMA).

Total gross unrealized losses were primarily attributable to changes in market interest rates, relative to when the investment securities were purchased, and not due to any change in the credit quality of the investment securities. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not likely that the Company will be required to sell the investment securities before recovery of their amortized cost bases, which may be at maturity.

Note 5 – Loans Held for Sale, Loans and Allowance for Loan Losses

Loans Held for Sale

In its normal course of business, the Bank originates mortgage loans held for sale for the Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”). The Bank has elected to measure its residential mortgage loans held for sale at the lower of cost or market. Origination fees and costs are recognized in earnings at the time of origination for newly originated loans held for sale, and the loans are sold to Freddie Mac at par, so there is never a gain or loss reported in earnings.

At June 30, 2012, the Bank’s loan portfolio included $155 thousand in loans that should have been classified as loans held for sale. During the six months ended June 30, 2012, the Bank has originated approximately $14.0 million and sold approximately $13.8 million.

Loans

Outstanding loan balances are presented net of unearned income, net of deferred loan fees, and net of unamortized discount and premium. Loans subject to ASC 310-30 are presented net of the related accretable yield and nonaccretable difference.

The loan portfolio consisted of the following at:

	June 30, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial
Commercial & industrial	$138,607	18.4%	$149,123	20.1%
Commercial mortgage	308,023	40.8%	281,026	37.9%
Commercial construction	3,543	0.5%	7,154	1.0%

Total commercial	450,173	59.7%	437,303	59.0%
Consumer
Residential mortgage	173,618	23.0%	176,736	23.9%
Home equity	1,475	0.2%	1,717	0.2%
Automobile	8,996	1.1%	9,620	1.3%
Other consumer loans [1]	120,856	16.0%	115,380	15.6%

Total consumer	304,945	40.3%	303,453	41.0%

Gross loans	755,118	100.0%	740,756	100.0%

Deferred fee (income) costs, net	(1,917)		(1,457)
Allowance for loan losses	(11,887)		(11,101)

Loans, net	$741,314		$728,198

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

At June 30, 2012, total gross loans increased by $14.4 million to $755.1 million from $740.7 million at December 31, 2011. The increase in loans was largely attributed to a $12.9 million increase in commercial loans to $450.2 million at June 30, 2012, from $437.3 million at December 31, 2011. The increase in commercial loans was due to a $27.0 million growth in the commercial mortgage portfolio which was offset by a $10.5 million decrease in commercial & industrial loans. There was also a $1.4 million increase in consumer loans to $304.9 million at June 30, 2012, up from $303.5 million at December 31, 2011.

At June 30, 2012, loans outstanding were comprised of approximately 66.27% variable rate loans and 33.73% fixed rate loans.

Allowance for Loan Losses

The allowance for loan losses is first determined by analyzing all classified loans (Substandard and Doubtful) in non-accrual for loss exposure and establishing specific allowances, as needed. ASC 310-10 defines loan impairment as the existence of uncertainty concerning collection of all principal and interest per the contractual terms of a loan. For collateral-dependent loans, impairment is typically measured by comparing the loan amount to the fair value of collateral, less costs to sell, with a specific allowance established for any “shortfall” amount. Other methods can be used in estimating impairment, including the market price or the present value of expected future cash flows discounted at the loan’s original interest rate.

The allowance for loan losses is evaluated on a quarterly basis by Bank management, and is based upon management’s periodic review of the collectability of loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or conditions change.

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flow (or the collateral value or the observable market price) of the impaired loan is lower than the carrying value of the loan. The general component covers unimpaired loans, and is based on historical charge-off experience and expected loss, given the default probability derived from the Bank’s internal risk rating process. Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

Our loss migration analysis tracks a certain number of quarters of loan loss history and industry loss factors to determine historical losses by classification category for each loan type, except certain consumer loans. These calculated loss factors are then applied to outstanding loan balances for all loans on accrual designated as “Pass,” “Special Mention,” “Substandard” or “Doubtful” (“classified loans” or “classification categories”). Additionally, a qualitative factor that is determined utilizing external economic factors and internal assessments is applied to each homogeneous loan pool. We also conduct individual loan review analyses, as part of the allowance for loan loss allocation process, applying specific monitoring policies and procedures in analyzing the existing loan portfolio.

Credit Quality Indicators

The Bank uses several credit quality indicators to manage credit risk, including an internal credit risk rating system that categorizes loans into pass, special mention, substandard, doubtful or loss categories. Credit risk ratings are applied individually to those classes of loans that have significant or unique credit characteristics and that benefit from a case-by-case evaluation. These are typically loans to businesses or individuals in the classes which comprise the commercial portfolio segment. Groups of loans that are underwritten and structured using standardized criteria and characteristics, such as statistical models (e.g., credit scoring or payment performance), are typically risk-rated and monitored collectively. These are typically loans to individuals in the classes which comprise the consumer portfolio segment.

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

Pass (B): Standard: Multiple “strong sources of repayment”. These are loans to strong borrowers with a demonstrated history of financial and managerial performance. The risk of loss is considered to be low. Loans are well-structured, with clearly identified primary and readily available secondary sources of repayment. These loans may also be secured by an equal amount of funds in a savings account or time certificate of deposit. These loans may be secured by marketable collateral whose value can be reasonably determined through outside appraisals. The borrower characteristically has a very strong cash flow and relatively low leverage.

Pass (C): Acceptable: “Good” primary and secondary sources of repayment. These are loans to borrowers of average financial strength, stability and management expertise. The borrower should be a well-established individual or company with adequate financial resources to withstand short-term fluctuations in the marketplace. The borrower’s financial ratios and trends are favorable. The loans may be unsecured or supported by non-real estate collateral for which the value is more difficult to determine, represent a reasonable credit risk and require an average amount of account officer attention. The borrower’s ability to repay unsecured credit is to be of unquestionable strength.

Pass (D): Monitor: “Sufficient” primary source of repayment and an acceptable secondary source of repayment. Acceptable business or individual credit, but the borrower’s operations, cash flow or financial conditions evince average levels of risk. These loans are considered to be collectable in full, but may require a greater-than-average amount of loan officer attention. Borrowers are capable of absorbing normal setbacks without failing to meet the terms of the loan agreement.

Special Mention: A Special Mention asset has potential weaknesses that deserve close monitoring. These potential weaknesses may result in a deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special Mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification. The Special Mention classification should neither be a compromise between a pass grade and substandard, nor should it be a “catch all” grade to identify any loan that has a policy exception.

Substandard: A substandard asset is inadequately protected by the current sound worth and payment capacity of the obligor or the collateral pledged. Assets so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Assets classified as substandard are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Formula Classified: Formula classified loans are all loans and credit cards delinquent 90 days and over which have yet to be formally classified Special Mention, Substandard or Doubtful by the Bank’s Loan Committee. In most instances, the monthly formula total is comprised primarily of real estate loans, consumer loans and credit cards. Commercial loans are typically formally classified by the Loan Committee no later than their 90-day delinquency, and thus do not become part of the formula classification. Real estate loans 90-days delinquent are in the foreclosure process, which is typically completed within another 60 days, and thus are not formally classified during this period.

Doubtful: A loan with weaknesses well enough defined that eventual repayment in full, on the basis of currently existing facts, conditions and values, is highly questionable, even though certain factors may be present which could improve the status of the loan. The probability of some loss is extremely high, but because of certain known factors that may work to the advantage of strengthening of the assets (i.e. capital injection, perfecting liens on additional collateral, refinancing plans, etc.), its classification as an estimated loss is deferred until its more exact status can be determined.

Loss: Loans classified as “Loss” are considered uncollectible, and are either unsecured or are supported by collateral that is of little to no value. As such, their continuance as recorded assets is not warranted. While this classification does not mandate that a loan has no ultimate recovery value, losses should be taken in the period during which these loans are deemed to be uncollectible. Loans identified as loss are immediately approved for charge-off. The Bank may refer loans to outside collection agencies, attorneys, or its internal collection division to continue collection efforts. Any subsequent recoveries are credited to the Allowance for Loan Losses.

Set forth below is a summary of the Bank’s activity in the allowance for loan losses during the three and six months ended June 30, 2012, and the year ended December 31, 2011:

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012	Year Ended December 31, 2011
	(Dollars in thousands)
Balance, beginning of period	$11,771	$11,101	$9,408
Provision for loan losses	975	1,950	4,617
Recoveries on loans previously charged off	1,319	2,236	1,596
Charged off loans	(2,178)	(3,400)	(4,520)

Balance, end of period	$11,887	$11,887	$11,101

The allowance for loan losses for the three and six months ended June 30, 2012, reflects an increase of $116 and $786 thousand from the allowance for loan losses at the beginning of the respective periods, based on the analysis of the Bank’s allowance.

Set forth below is information regarding loan balances and the related allowance for loan losses, by portfolio type, for the three- and six-month periods ended June 30, 2012, and the year ended December 31, 2011, respectively.

	Commercial	Residential Mortgages	Consumer	Total
	(Dollars in thousands)
Six Months Ended June 30, 2012
Allowance for loan losses:
Balance at beginning of period	$6,654	$318	$4,129	$11,101
Charge-offs	(304)	(59)	(3,037)	(3,400)
Recoveries	28	0	2,207	2,236
Provision	(377)	1,152	1,176	1,950

Balance at end of period	$6,001	$1,411	$4,475	$11,887

Three Months Ended June 30, 2012
Allowance for loan losses:
Balance at beginning of quarter	$6,789	$464	$4,518	$11,771
Charge-offs	(304)	(59)	(1,815)	(2,178)
Recoveries	10	0	1,309	1,319
Provision	(494)	1,006	463	975

Balance at end of quarter	$6,001	$1,411	$4,475	$11,887

Allowance balance at end of quarter related to:
Loans individually evaluated for impairment	$0	$0	$0	$0

Loans collectively evaluated for impairment	$6,001	$1,141	$4,475	$11,887

Loan balances at end of quarter:
Loans individually evaluated for impairment	$12,369	$4,946	$162	$17,477
Loans collectively evaluated for impairment	437,804	170,147	129,690	737,641

Ending Balance	$450,173	$175,093	$129,852	$755,118

Year Ended December 31, 2011
Allowance for loan losses:
Balance at beginning of year	$6,517	$324	$2,567	$9,408
Charge-offs	(697)	(19)	(3,804)	(4,520)
Recoveries	70	13	1,513	1,596
Provision	764	0	3,853	4,617

Balance at end of year	$6,654	$318	$4,129	$11,101

Allowance balance at end of year related to:
Loans individually evaluated for impairment	$0	$0	$0	$0

Loans collectively evaluated for impairment	$6,654	$318	$4,129	$11,101

Loan balances at end of year:
Loans individually evaluated for impairment	$11,864	$2,106	$193	$14,163
Loans collectively evaluated for impairment	425,439	176,347	124,807	726,593

Ending Balance	$437,303	$178,453	$125,000	$740,756

Impairment is measured on a loan-by-loan basis for commercial and real estate loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral (if the loan is collateral-dependent). Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment. The Bank performs direct write-downs of impaired loans with a charge to the allocated component of the allowance, therefore reducing the allocated component of the allowance to zero at the end of each reporting period.

Credit Quality

The following table provides a summary of the delinquency status of the Bank’s loans by portfolio type:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans Outstanding
	(Dollars in thousands)
June 30, 2012
Commercial
Commercial & industrial	$351	$299	$1,203	$1,853	$136,754	$138,607
Commercial mortgage	1,967	188	6,333	8,488	299,535	308,023
Commercial construction	300	0	0	300	3,243	3,543

Total commercial	2,618	487	7,536	10,641	439,532	450,173

Consumer
Residential mortgage	8,531	3,222	3,943	15,696	157,922	173,618
Home equity	20	0	84	104	1,371	1,475
Automobile	475	76	20	571	8,425	8,996
Other consumer [1]	2,266	1,198	1,247	4,711	116,145	120,856

Total consumer	11,292	4,496	5,294	21,082	283,863	304,945

Total	$13,910	$4,983	$12,830	$31,723	$723,395	$755,118

December 31, 2011
Commercial
Commercial & industrial	$266	$320	$0	$586	$148,537	$149,123
Commercial mortgage	2,903	972	5,266	9,141	271,885	281,026
Construction	0	0	2,272	2,272	4,882	7,154

Total commercial	3,169	1,292	7,538	11,999	425,304	437,303

Consumer
Residential mortgage	5,745	2,938	3,091	11,774	164,962	176,736
Home equity	92	0	0	92	1,625	1,717
Automobile	305	17	3	325	9,295	9,620
Other consumer [1]	2,391	1,184	1,514	5,089	110,291	115,380

Total consumer	8,533	4,139	4,608	17,280	286,173	303,453

Total	$11,702	$5,431	$12,146	$29,279	$711,477	$740,756

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

As the above table indicates, total past due loans increased by $2.4 million to $31.7 million at June 30, 2012, from $29.3 million at December 31, 2011. Loans past due 30 to 59 days increased by $2.2 million to $13.9 million at June 30, 2012, from $11.7 million at December 31, 2011. Loans past due 60-89 days decreased by $0.4 million to $5.0 million at June 30, 2012, from $5.4 million at December 31, 2011. Loans past due 90 days or more increased by $0.7 million to $12.8 million at June 30, 2012, from $12.1 million at December 31, 2011.

Generally, the accrual of interest on a loan is discontinued when principal or interest payments become more than 90 days past due, unless management believes the loan is adequately collateralized and is in the process of collection. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received, except when the ultimate collectability of principal is probable, in which case interest payments are credited to income. Non-accrual loans may be restored to accrual status when principal and interest become current and full repayment is expected. The following table provides information as of June 30, 2012, and December 31, 2011, with respect to loans on non-accrual status, by portfolio type:

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Non-accrual loans:
Commercial:
Commercial & industrial	$1,318	$247
Commercial mortgage	9,829	7,597
Commercial construction	0	2,272

Total commercial	11,147	10,116

Consumer:
Residential mortgage	4,862	2,107
Home equity	84	0
Automobile	0	0
Other consumer	162	193

Total consumer	5,108	2,300

Total non-accrual loans	$16,255	$12,416

The Bank classifies its loan portfolios using internal credit quality ratings, as discussed above under Allowance for Loan Losses. The following table provides a summary of loans by portfolio type and the Bank’s internal credit quality ratings as of June 30, 2012, and December 31, 2011.

	June 30, 2012	December 31, 2011	Increase (Decrease)
	(Dollars in thousands)
Pass:
Commercial & industrial	$120,674	$126,170	$(5,496)
Commercial mortgage	286,405	240,447	45,958
Commercial construction	3,544	4,882	(1,338)
Residential mortgage	169,332	175,048	(5,716)
Home equity	1,391	1,717	(326)
Automobile	8,976	9,620	(644)
Other consumer	119,659	114,041	5,618

Total pass loans	$709,981	$671,925	$38,056

Special Mention:
Commercial & industrial	$13,916	$19,921	$(6,005)
Commercial mortgage	8,288	19,380	(11,092)
Commercial construction	0	0	0
Residential mortgage	0	0	0
Home equity	0	0	0
Automobile	0	0	0
Other consumer	0	0	0

Total special mention loans	$22,204	$39,301	$(17,097)

Substandard:
Commercial & industrial	$3,948	$3,031	$917
Commercial mortgage	13,330	20,750	(7,420)
Commercial construction	0	2,272	(2,272)
Residential mortgage	388	663	(275)
Home equity	0	0	0
Automobile	0	0	0
Other consumer	33	37	(4)

Total substandard loans	$17,699	$26,753	$(9,054)

Formula Classified:
Commercial & industrial	$67	$0	$67
Commercial mortgage	0	450	(450)
Commercial construction	0	0	0
Residential mortgage	3,898	1,025	2,873
Home equity	85	0	85
Automobile	20	0	20
Other consumer	1,164	1,302	(138)

Total formula classified loans	$5,234	$2,777	$2,457

Total outstanding loans, gross	$755,118	$740,756	$14,362

As the above table indicates, the Bank’s total loans approximated $755 million at June 30, 2012, up from $741 million at December 31, 2011. The disaggregation of the portfolio by risk rating in the table reflects the following changes between June 30, 2012, and December 31, 2011:

•

Loans rated “pass” increased by $38.1 million to $710.0 million at June 30, 2012, up from $671.9 million at December 31, 2011. The increase is primarily in Commercial Mortgage which grew by $46.0 million. This is due to various large loans booked in the California region and the upgrade of a $10.7 million loan relationship from “special mention.” New loan bookings also increased the Other Consumer “pass” category by $5.6 million. However, decreases were reported in the Residential Mortgage “pass” category by $5.7 million, primarily as a result of the downgrade of $3.0 million of Wells Fargo loans to the “formula classified” category (the Bank purchased certain portions of the loan portfolio of Wells Fargo Financial in Guam and the CNMI is December 2011, herein referred to as the “Wells Fargo loans” or the “Wells Fargo portfolio”). The remaining decrease was due to loan payoffs and pay downs. Commercial & Industrial loans rated “pass” dropped by $5.5 million due to various payoffs and pay downs.

•

The “special mention” category was $17.1 million lower at June 30, 2012 than at December 31, 2011. This is attributed to a drop in special mention Commercial Mortgages of $11.1 million as a result primarily from the upgrade of a $10.7 loan relationship to “pass”. In addition, special mention Commercial & Industrial loans dropped by $6.0 million primarily due to the upgrade of a $5.7 million loan relationship.

•

Loans classified “substandard” decreased by $9.1 million to $17.7 million at June 30, 2012, from $26.8 million at December 31, 2011. The decrease was mainly in Commercial Mortgage loans due to two loan payoffs totaling $7.4 million. Additionally, substandard Commercial Construction loans dropped by $2.3 million as a result of the payoff of a San Francisco loan.

•	The “formula classified” category increased by $2.5 million during the period, resulting primarily from the downgrade of $3.0 million of Wells Fargo Residential Mortgage loans from “pass.”

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

Impaired loans include loans that are in non-accrual status and other loans that have been modified in Troubled Debt Restructurings (TDRs, where economic concessions have been granted to borrowers experiencing financial difficulties). These concessions typically result from the Bank’s loss mitigation actions, and could include reductions in the interest rate, payment extensions, forbearance, or other actions taken with the intention to maximize collections.

The following table sets forth information regarding non-accrual loans and restructured loans, at June 30, 2012, and December 31, 2011:

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Impaired loans:
Restructured loans:
Non-accruing restructured loans	$6,188	$6,433
Accruing restructured loans	1,222	1,747

Total restructured loans	7,410	8,180
Other non-accruing impaired loans	10,067	5,983
Other accruing impaired loans	0	0

Total impaired loans	$17,477	$14,163

Impaired loans less than 90 days delinquent and included in total impaired loans	$6,151	$5,119

The table below contains additional information with respect to impaired loans, by portfolio type, for the years ended June 30, 2012, and December 31, 2011:

	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
June 30, 2012, With no related allowance recorded:
Commercial & industrial	$1,318	$1,318	$606	$8
Commercial mortgage	11,051	14,089	10,478	273
Commercial construction	0	0	1,850	0
Residential mortgage	4,862	4,965	3,364	77
Home equity	84	84	0	2
Automobile	0	0	0	0
Other consumer	162	169	175	4

Total impaired loans with no related allowance	$17,477	$20,625	$16,473	$364

June 30, 2012, With an allowance recorded:
Commercial & industrial	$0	$0	$0	$0
Commercial mortgage	0	0	0	0
Commercial construction	0	0	0	0
Residential mortgage	0	0	0	0
Home equity	0	0	0	0
Automobile	0	0	0	0
Other consumer	0	0	0	0

Total impaired loans with an allowance recorded	$0	$0	$0	$0

December 31, 2011, With no related allowance recorded:
Commercial & industrial	$247	$297	$103	$24
Commercial mortgage	9,345	12,388	8,820	521
Commercial construction	2,272	4,448	2,593	0
Residential mortgage	2,106	2,153	2,968	22
Home equity	0	0	15	0
Automobile	0	0	0	0
Other consumer	193	200	180	18

Total impaired loans with no related allowance	$14,163	$19,486	$14,679	$585

December 31, 2011, With an allowance recorded:
Commercial & industrial	$0	$0	$0	$0
Commercial mortgage	0	0	0	0
Commercial construction	0	0	0	0
Residential mortgage	0	0	0	0
Home equity	0	0	0	0
Automobile	0	0	0	0
Other consumer	0	0	0	0

Total impaired loans with an allowance recorded	$0	$0	$0	$0

Impairment is measured on a loan-by-loan basis for commercial and real estate loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral (if the loan is collateral-dependent). Large groups of smaller-balance, homogeneous loans are collectively evaluated for impairment. The Bank performs direct write-downs of impaired loans with a charge to the allocated component of the allowance for loan losses, thereby reducing the allocated component of the allowance to zero at the end of each reporting period.

Troubled Debt Restructurings

In accordance with FASB’s Accounting Standard Update No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring” (ASU No. 2011-02), the Bank had $7.4 million of troubled debt restructurings (TDRs) as of June 30, 2012. The restructured loans recorded with the Bank represent financing receivables, modified for the purpose of alleviating temporary impairments to the borrower’s financial condition. The modifications that the Bank has extended to borrowers have come in the form of a change in the amortization terms, reduction in the interest rate, and interest-only payments. The workout plan between the borrower and the Bank is designed to provide a bridge for cash flow shortfalls in the near term. As the borrower works through the near term issues, in most cases, the original contractual terms will be reinstated.

At December 31, 2011, the Bank carried $8.2 million of TDRs. This decreased by $0.8 million, to $7.4 million at June 30, 2012, primarily due to the payoff of one commercial mortgage TDR. Total TDRs are discussed as follows:

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Performing
Residential mortgage	0	$0	$0	$0	$0
Commercial mortgage	7	6,505	5,190	2,917	2,636
Automobile	0	0	0	0	0
Consumer	0	0	0	0	0

	7	6,505	5,190	2,917	2,636

Nonperforming
Residential mortgage	0	0	0	0	110
Commercial mortgage	5	4,963	4,963	4,493	5,434
Automobile	0	0	0	0	0
Consumer	0	0	0	0	0

	5	4,963	4,963	4,493	5,544

Total Troubled Debt Restructurings (TDRs)	12	$11,468	$10,153	$7,410	$8,180

Note 6 – Commitments and Contingencies

The Bank utilizes facilities, equipment and land under various operating leases with terms ranging from 1 to 99 years. Some of these leases include scheduled rent increases. The total amount of the rent is being charged to expense on the straight-line method over the lease terms in accordance with ASC Topic 840 “Leases”. The Bank has recorded a deferred obligation of $663 thousand and $628 thousand as of June 30, 2012, and December 31, 2011, respectively, which is included within other liabilities, to reflect the excess of rent expense over cash paid on the leases.

At June 30, 2012, annual lease commitments under the above noncancelable operating leases were as follows:

Period ending June 30,
2012	$1,087
2013	1,544
2014	1,359
2015	1,051
2016	865
Thereafter	19,847

Total	$25,753

The Bank leases certain facilities from two separate entities in which two of its directors have separate ownership interests. Lease payments made to these entities during the periods ended June 30, 2012, and December 31, 2011, approximated $106 thousand and $351 thousand, respectively.

Additionally, the Bank leases office space to third parties, with original lease terms ranging from 3 to 5 years and option periods ranging up to 15 years. At June 30, 2012, minimum future rents to be received under non-cancelable operating sublease agreements were $110, $54, $40, and $26 thousand for the periods ending December 2013, 2014, 2015, and 2016, respectively.

A summary of rental activities for the 6-month periods ended June 30, 2012, and June 30, 2011, is as follows:

	June 30, 2012	June 30, 2011
Rent expense	$1,138	$1,142
Less: sublease rentals	125	127

Net rent expense	$1,013	$1,015

The Bank is involved in certain legal actions and claims that arise in the ordinary course of business. Management believes that, as a result of its legal defenses and insurance arrangements, none of these matters is expected to have a material adverse effect on the Bank’s or the Company’s financial position, results of operations or cash flows.

Note 7 – Minimum Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the United States federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s and the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items, as calculated under regulatory accounting practices.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of June 30, 2012, and December 31, 2011, the Bank met all capital adequacy requirements to which it is subject.

As of June 30, 2012, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.

There are no conditions or events since the notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of June 30, 2012, and December 31, 2011, are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2012:
Total capital (to Risk Weighted Assets)	$99,805	13.46%	$59,314	8.00%	$74,143	10.00%
Tier 1 capital (to Risk Weighted Assets)	$90,642	12.38%	$29,291	4.00%	$43,936	6.00%
Tier 1 capital (to Average Assets)	$90,642	7.59%	$47,761	4.00%	$59,701	5.00%

At December 31, 2011:
Total capital (to Risk Weighted Assets)	$95,817	15.31%	$50,075	8.00%	$62,594	10.00%
Tier 1 capital (to Risk Weighted Assets)	$88,080	14.25%	$24,728	4.00%	$37,092	6.00%
Tier 1 capital (to Average Assets)	$88,080	7.87%	$45,599	4.00%	$56,999	5.00%

Note 8 – Off-Balance-Sheet Activities

The Bank is a party to credit-related financial instruments with off-balance-sheet risk to meet the financing needs of its customers in the normal course of business. These financial instruments include commitments to extend credit, standby letters of credit, and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount reflected in the consolidated financial statements.

The Bank’s exposure to credit loss, in the event of nonperformance by the other parties to financial instruments for loan commitments and letters of credit, is represented by the contractual amount of these instruments. The Bank follows the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

A summary of financial instruments with off-balance-sheet risk at June 30, 2012, and December 31, 2011, is as follows:

	June 30, 2012	December 31, 2011
Commitments to extend credit	$73,719	$86,838

Letters of credit:
Standby letters of credit	$28,000	$27,310
Other letters of credit	1,492	513

Total	$29,492	$27,823

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for some lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer.

Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party or the shipment of merchandise from a third party. These letters of credit are primarily issued to support public and private borrowing arrangements. The majority of all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters-of-credit is essentially the same as that involved in extending loan facilities to customers, and similar credit underwriting standards are applied. The Bank generally holds collateral supporting those commitments.

The Bank considers its standby letters of credit to be payment guarantees. At June 30, 2012, the maximum undiscounted future payments that the Bank could be required to make for all outstanding letters of credit were $29.5 million. All of these arrangements mature within one year. The Bank has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized; however, several are unsecured. The Bank had not recorded any liabilities associated with these guarantees at June 30, 2012.

Mortgage loans serviced for others are not included in the accompanying consolidated statements of condition. The unpaid principal balances of mortgage loans serviced for others were $191.1 million and $185.0 million at June 30, 2012, and December 31, 2011, respectively. On June 30, 2012, and December 31, 2011, the Bank recorded mortgage servicing rights at their fair value of $1.2 million and $1.0 million, respectively.

Note 9 – Income Taxes

We record an amount equal to the tax credits, tax loss carry-forwards and tax deductions (“tax benefits”) that we believe will be available to us to offset or reduce the amounts of our income taxes in future periods as a deferred tax asset on our balance sheet. Under applicable federal and state income tax laws and regulations, such tax benefits will expire if not used within specified periods of time. Accordingly, the ability to fully use our deferred tax asset depends on the amount of taxable income that we generate during those time periods. At least once each year, or more frequently if warranted, we make estimates of future taxable income that we believe we are likely to generate during those future periods. If we conclude, on the basis of those estimates and the amount of the tax benefits available to us, that it is more likely than not that we will be able to fully utilize those tax benefits prior to their expiration, we recognize the deferred tax asset in full on our balance sheet. On the other hand, if we conclude on the basis of those estimates and the amount of the tax benefits available to us that it has become more likely than not that we will be unable to utilize those tax benefits in full prior to their expiration, then we would establish a (or increase any existing) valuation allowance to reduce the deferred tax asset on our balance sheet to the amount which we believe we are more likely than not to be able to utilize. Such a reduction is implemented by recognizing a non-cash charge that would have the effect of increasing the provision, or reducing any credit, for income taxes that we would otherwise have recorded in our statements of operations. The determination of whether and the extent to which we will be able to utilize our deferred tax asset involves significant management judgments and assumptions that are subject to period-to-period changes as a result of changes in tax laws, changes in the market, or economic conditions that could affect our operating results or variances between our actual operating results and our projected operating results, as well as other factors.

A valuation allowance of $2.8 million has been provided at June 30, 2012, to reduce the deferred tax asset because, in management’s opinion, it is more likely than not that less than the entire amount will be realized. The portion of the deferred tax asset with valuation allowance is attributable to a net operating loss carry forward from the Bank’s California operations. The benefit of the net operating loss has already been realized as a result of the Guam income tax code.

The difference between the effective income tax expense and the income tax expense computed at the Guam statutory rate was due to nontaxable interest income earned on loans to the Government of Guam for each of the years ended December 31, 2011 and 2010.

The Bank files income tax returns in Guam, the CNMI and the State of California. The Bank is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2007.

Note 10 – Fair Value of Assets and Liabilities

The Bank uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with ASC Topic 820 “Fair Value Measurements and Disclosures”, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances there are no quoted market prices for the Bank’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. The fair value guidance of ASC Topic 820 provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale)

between market participants at the measurement date under then-current market conditions. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under then-current market conditions depends on the facts and circumstances, and requires the use of significant judgment. The fair value is a reasonable point within the range that is most representative of fair value under then-current market conditions.

Fair Value Hierarchy

In accordance with the guidance of ASC Topic 820, the Bank groups its financial assets and financial liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

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

Interest-Bearing Deposits in Banks

Fair values for other interest-bearing deposits are estimated using discounted cash flow analyses based on current interest rates or yields for similar types of deposits.

Investment Securities

When quoted prices are available in an active market, the Bank classifies the securities within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid U.S. Government debt and equity securities.

If quoted market prices are not available, the Bank estimates fair values using pricing models and discounted cash flows that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, and credit spreads. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include U.S. GSE obligations, corporate bonds, and other securities. Mortgage-backed securities are included in Level 2 if observable inputs are available. In certain cases where there is limited activity or less transparency around inputs to the valuation, the Bank would classify those securities in Level 3. At June 30, 2012, and December 31, 2011, the Bank did not have any Level 3 securities.

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

Mortgage Servicing Rights

The fair value of MSRs is determined using models which depend on estimates of prepayment rates and resultant weighted average lives of the MSRs and option-adjusted interest rate spread levels.

Deposit Liabilities

The fair values disclosed for demand deposits (for example, interest and non-interest checking, passbook savings and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies current market interest rates on comparable instruments to a schedule of aggregated expected monthly maturities on time deposits.

Short-Term Borrowings

The carrying amounts of federal funds purchased and Federal Home Loan Bank (FHLB) advances maturing within ninety days approximate their fair values.

Long-Term Borrowings

The fair value of FHLB advances maturing after ninety days is determined based on expected present value techniques using current market interest rates for advances with similar terms and remaining maturities.

Accrued Interest

The carrying amount of accrued interest approximates fair value.

Off-Balance Sheet Commitments and Contingent Liabilities

Management does not believe it is practicable to provide an estimate of fair value for off-balance sheet commitments or contingent liabilities because of the uncertainty involved in attempting to assess the likelihood and timing of a commitment being drawn upon, coupled with a lack of an established market for these instruments and the wide diversity of fee structures.

Financial assets measured at fair value on a recurring basis as of June 30, 2012, and December 31, 2011, are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At June 30, 2012
U.S. government agency and sponsored enterprise (GSE) debt securities	$0	$40,447	$0	$40,447
U.S. government agency pool securities	0	13,906	0	13,906
U.S. government agency of GSE	0	179,847	0	179,847
Other assets:
MSRs	0	0	1,220	1,220

Total assets	$0	$234,200	$1,220	$235,420

At December 31, 2011
U.S. government agency and sponsored enterprise (GSE) debt securities	$0	$20,235	$0	$20,235
U.S. government agency pool securities	0	9,220	0	9,220
U.S. government agency of GSE	0	142,431	0	142,431
Other assets:
MSRs	0	0	1,028	1,028

Total assets	$0	$171,886	$1,028	$172,914

There are no liabilities measured at fair value on a recurring basis as of June 30, 2012, and December 31, 2011.

During the periods ended June 30, 2012, and December 31, 2011, the changes in Level 3 assets measured at fair value on a recurring basis are as follows:

	June 30, 2012	December 31, 2011
Beginning balance	$1,028	$942
Realized and unrealized net gains:
Included in net income	192	86
Included in other comprehensive income	0	0
Purchases, sales and issuances, net	0	0

Ending balance	$1,220	$1,028

The valuation technique used for Level 3 assets in this category is their discounted cash flow. Inputs considered in determining Level 3 pricing include the anticipated prepayment rates, default rates, and the loss severity given a future default. Significant increases or decreases in any of those inputs in isolation would result in a significantly lower or higher fair value measurement. In general, a change in the assumption of the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity in an event of default.

The MSRs are priced with a discount rate composed of two components: a risk-free rate plus a risk premium. Future income is assumed to be received on active loans in line with the outstanding balance each month, multiplied by the difference between the parent and investor interest rates (the “spread”). For most of the mortgage loans serviced, the spread is 0.375%. We have discounted income net of expenses and tax from the projection month in which cash flows are expected to occur at a gross interest rate of 7.4% per annum. This rate has been built up using the Capital Asset Pricing Model (“CAPM”) approach. We have used a risk-free rate based on U.S. Federal Government bond yields at the valuation date (with a term appropriate to the future income from the loan portfolio), an assumed risk premium of 6.0% per annum and a beta of 1.0.

There were no transfers into or out of the Bank’s Level 3 financial assets for the periods ended June 30, 2012, and December 31, 2011.

Fair Value on a Nonrecurring Basis

Under certain circumstances, the Bank makes adjustments to fair value for assets and liabilities even though they are not measured at fair value on an ongoing basis. The following table presents the financial instruments carried on the consolidated statements of condition by caption and by level in the fair value hierarchy at June 30, 2012, and December 31, 2011, for which a nonrecurring change in fair value has been recorded:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2012
Financial assets:
Loans, net
Impaired loans	$0	$17,477	$0	$17,477

Other assets
Other real estate owned	$0	$4,324	$0	$4,324

December 31, 2011
Financial assets:
Loans, net
Impaired loans	$0	$14,163	$0	$14,163

Other assets
Other real estate owned	$0	$4,368	$0	$4,368

In accordance with the provisions of loan impairment guidance of ASC Subtopic 310-10-35, individual loans with total carrying values of $2.7 million at December 31, 2011, were written down to their fair value of $2.6 million, resulting in an impairment charge of $154 thousand which was recorded as a charge-off to the allowance for loan losses. During the quarter ending June 30, 2012, two loans with a total carrying value of $255 thousand and $2.3 million were written down to a fair value of $226 thousand and $2.0 million, respectively. The two loans were subsequently paid off by June 30, 2012. The fair value of loans subject to write downs are estimated using the appraised value of the underlying collateral, discounted as necessary due to management’s estimates of changes in economic conditions, less the estimated costs of selling the assets.

In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of ASC Subtopic 360–10, the Bank did not have any impairment or disposal of Long-Lived Assets during the period ending December 31, 2011. During the quarter ending June 30, 2012, one foreclosed asset was written down due to the purchase offer accepted. The foreclosed asset had a value of $148 thousand and the purchase amount accepted was $138 thousand, resulting in a sale deficiency of $10 thousand which was deducted from earnings for the period. During the six months ending June 30, 2012, the Bank added four properties to Other Real Estate Owned totaling $406 thousand, and five properties were sold removing $408 thousand from Other Real Estate Owned (OREO) by the Bank, resulting in total sales deficiencies of $28 thousand. Finally, an OREO property was written down by $15 thousand, netting an OREO balance of $4.3 million at the period ending June 30, 2012. Other real estate owned subject to write downs is estimated using the appraised value of the underlying collateral, discounted as necessary due to management’s estimates of changes in economic conditions, less the estimated costs to sell the assets.

Additionally, the Bank also makes adjustments to nonfinancial assets and liabilities even though they are not measured at fair value on an ongoing basis. The Bank does not have nonfinancial assets or liabilities for which a nonrecurring change in fair value has been recorded during the periods ended June 30, 2012, and December 31, 2011.

Fair Value of Other Financial Instruments

The estimated fair values of the Bank’s other financial instruments, excluding those assets recorded at fair value on a recurring basis on the Bank’s consolidated statements of condition, are as follows:

	June 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$74,401	$74,401	$130,959	$130,959
Interest bearing deposits with banks	150	150	150	150
Investment securities held to maturity	66,736	68,540	47,467	49,263
Loans	755,118	767,224	740,756	751,350
Accrued interest receivable	3,460	3,460	3,418	3,418

Total	$899,865	$913,775	$922,750	$935,140

Financial liabilities:
Deposits	$1,067,799	$1,067,912	$1,038,339	$1,034,429
Accrued interest payable	174	174	164	164
Federal Home Loan Bank advances	10,000	10,000	10,000	10,000

Total	$1,077,973	$1,078,086	$1,048,503	$1,044,593

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

BankGuam Holding Company (the “Company”) is a Guam corporation organized on October 29, 2010, to act as a holding company of Bank of Guam (the “Bank”), a 24-branch bank serving the communities in Guam, the Commonwealth of the Northern Mariana Islands (CNMI), the Federated States of Micronesia (FSM), the Republic of the Marshall Islands (RMI), the Republic of Palau (ROP), and San Francisco, California. On August 15, 2011, the Company acquired all of the outstanding common stock of the Bank in a holding company formation transaction.

Other than holding the shares of the Bank, the Company conducts no significant activities, although it is authorized, with the prior approval of its principle regulator, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), to engage in a variety of activities related to the business of banking. Currently, substantially all of the Company’s operations are conducted and substantially all of the assets are owned by the Bank, which accounts for substantially all of our consolidated revenues, expenses and operating income. The Bank’s headquarters is co-located with the Company in Hagåtña, Guam, and the Bank provides a variety of financial services to individuals, businesses and government entities through its branch network. The Bank’s primary deposit products are demand deposits, savings and time certificates of deposit, and its primary lending products are consumer, commercial and real estate loans. The Bank also provides many other financial services to its customers.

Summary of Operating Results

The following table provides unaudited comparative information with respect to our results of operations for the three-month and six-month periods ended June 30, 2012 and 2011, respectively:

(unaudited)	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2012 Amount	2011 Amount	% Change	2012 Amount	2011 Amount	% Change
Interest income	$16,726	$12,911	29.55%	$31,307	$25,433	23.10%
Interest expense	1,354	1,398	(3.15)%	2,697	2,777	(2.88)%

Net interest income	15,372	11,513	33.52%	28,610	22,656	26.28%
Provision for loan losses	975	975	0.00%	1,950	1,950	0.00%

Net interest income after provision for loan losses	14,397	10,538	36.62%	26,660	20,706	28.75%
Total non-interest income	2,485	3,562	(30.24)%	5,853	6,089	(3.88)%
Total non-interest expense	13,234	11,461	15.47%	25,881	22,368	15.71%

Net income before income taxes	3,648	2,639	38.23%	6,632	4,427	49.81%
Provision for income taxes	1,025	586	74.91%	1,843	951	93.69%

Net income	$2,623	$2,053	27.76%	$4,789	$3,476	37.77%

Net income per common share
Basic	$0.30	$0.23		$0.55	$0.40
Diluted	$0.30	$0.19		$0.55	$0.33

As the above table indicates, our net income increased in the three months ended June 30, 2012, as compared to the corresponding period in 2011. In the three months ended June 30, 2012, we recorded net income after taxes of $2.6 million, up $570 thousand (or 27.76%) as compared to the same period in 2011. These results were most significantly impacted by: (i) much higher net interest income, which increased by $3.8 million, including higher interest income from the Wells Fargo portfolio (the Bank purchased certain portions of the loan portfolio of Wells Fargo Financial in Guam and the CNMI is December 2011, herein referred to as the “Wells Fargo loans” or the “Wells Fargo portfolio”) and a recovery of $469.9 thousand into interest income of a previously charged off portion of a commercial loan, partially offset by an decrease of $1.1 million in non-interest income; and, (ii) higher total non-interest expenses, which increased by $1.8 million. This increase in non-interest expenses in the three months ended June 30, 2012, as compared to the same period in 2011, was largely attributed to: (i) an increase in employee salaries and related benefit expenses, which increased by $835 thousand; (ii) an increase of $326 thousand in professional services expenses; and, (iii) an increase of $244 thousand in general, administrative and other expenses.

During the first six months of 2012 our net income increased to $4.8 million from $3.5 million during the corresponding period of 2011. This increase of $1.3 million (or 37.8%) was primarily due to an increase of $5.9 million in interest income and a decrease in interest expense of $80 thousand, raising net interest income by $5.9 million (or 26.3%). A large part of the increase in net interest income was due to interest income from the Wells Fargo portfolio, which we did not hold during the first six months of 2011, and the recovery of $469.9 thousand from a previously charged-off portion of a commercial loan. The change in net interest income was partially offset by a decrease of $236 thousand in non-interest income and an increase of $3.5 million in non-interest expense. Most of the increase in non-interest expense is attributed to a $1.4 million increase in employee salaries and related expenses, and to a $971 thousand increase in general, administrative and other expenses; furniture and equipment expenses increased by $363 thousand, contract services expenses rose by $335 thousand and professional services expenses were up by $267 thousand.

The following table shows the increase in our net interest margin and indicates the impact that the increase in our operating results in the six months ended June 30, 2012, had on our annualized returns on average assets and average equity during that period, as compared to the first six months of 2011:

	Six months ended June 30,
	2012	2011
Net interest margin	5.20%	4.68%
Return on average assets	0.82%	0.67%
Return on average equity	10.53%	8.13%

Critical Accounting Policies

The Company’s significant accounting policies are set forth in Note 1 in the Notes to the Company’s Annual Report on Form 10-K for 2011 filed with the SEC on April 6, 2012, and Note 2 of Item 1 in this report. Our unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and general practices in the banking industry. Certain of those accounting policies are considered critical accounting policies because they require us to make assumptions and judgments regarding circumstances or trends that could affect the carrying values of our material assets, such as assumptions regarding economic conditions or trends that could impact our ability to fully collect our outstanding loans or ultimately realize the carrying values of certain of our other assets, such as securities that are available for sale. If adverse changes were to occur in the events, trends or other circumstances on which our assumptions or judgments have been based, or other unanticipated events were to happen that might affect our operating results, it could become necessary under GAAP for us to reduce the carrying values of the affected assets on our Statement of Condition. In addition, because reductions in the carrying values of assets are sometimes effectuated by or require charges to income, such reductions also may have the effect of reducing our income. The following is a brief description of the Company’s current accounting policies involving significant valuation judgments:

Loans and Interest on Loans

Loan receivables that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances, reduced by any charge-offs of specific valuation allowances and net of any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment in income over the life of the related loan.

Loans on which the accrual of interest has been discontinued are designated as non-accruing loans. The accrual of interest on loans is discontinued when principal and/or interest is past due 90 days or more based on the contractual terms of the loan and/or when, in the opinion of management, there is a reasonable doubt as to collectability, unless such loans are well-collateralized and in the process of collection. When loans are placed in non-accrual status, all interest previously accrued but not collected is reversed as a charge against current period interest income. Subsequent payments received on such loans are generally applied as a reduction to the loan principal balance, unless the likelihood of further loss is remote whereby cash interest payments may be recorded during the time the loan is on non-accrual status. Interest accruals are resumed on such loans only when they are brought current with respect to interest and principal and when, in the judgment of management, all remaining principal and interest is estimated to be fully collectible, there has been at least six months of sustained repayment performance since the loan was placed on non-accrual, and/or management believes, based on current information, that such loan is no longer impaired.

Management considers a loan to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all of the amounts due according to the contractual terms of the loan agreement. Measurement of impairment is based on the expected future cash flows of an impaired loan, which are discounted at the loan’s original effective interest rate, or measured by reference to an observable market value, if one exists, or the fair value of the collateral for a collateral-dependent loan. The Bank performs direct write-downs of impaired loans with a charge to the allocated component of the allowance for loan losses, thereby reducing the allocated component of the allowance to zero at the end of each reporting period.

Allowance for Loan Losses

The Bank maintains its allowance for loan losses at a level which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio as of the balance sheet date. The amount of the allowance is based on management’s periodic evaluation of the collectability of the loan portfolio, including the nature and volume of the portfolio, credit concentrations, trends in historical loss experience, the level of certain classified and impaired loans, and economic conditions and the related impact on specific borrowers that may affect the borrower’s ability to repay. The allowance is increased by provisions for loan losses, which are charged against net interest earnings, and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the allowance for loan losses. Because of uncertainties in the estimation process, management’s estimate of credit losses inherent in the loan portfolio and the related allowance may change.

Other Real Estate Owned

Real estate and other property acquired in full or partial settlement of loan obligations is referred to as other real estate owned (“OREO”). OREO is originally recorded in the Bank’s unaudited condensed financial statements at the lower of the carrying amount of the loan or the fair value of the property, less any estimated costs to sell the underlying assets. When property is acquired through foreclosure or surrendered in lieu of foreclosure, the Bank measures the fair value of the property acquired against its recorded investment in the loan. If the fair value of the property at the time of acquisition is less than the recorded investment in the loan, the difference is charged to the allowance for loan losses. Any subsequent fluctuations in the fair value of the OREO are recorded against a valuation allowance for other real estate owned, established through a charge to non-interest expense. All related operating or maintenance costs are charged to non-interest expense as incurred. Any subsequent gains or losses on the sale of OREO are recorded in other income or expense as incurred.

Investment Securities

In accordance with U.S. GAAP, securities are classified in three categories and accounted for as follows: (i) securities that the Bank has the intent and ability to hold to maturity are classified as “held-to-maturity” and are measured at amortized cost; (ii) securities bought and held principally for the purpose of selling in the near term are classified as “trading” securities and are measured at fair value, with unrealized gains and losses reflected in earnings; and, (iii) securities not classified as either held-to-maturity or trading are classified as “available-for-sale” securities and are measured at fair value, with unrealized gains and losses, net of applicable taxes, reported as a separate component of stockholders’ equity. Where available, the fair values of available-for-sale securities are based on quoted market prices. If quoted market prices are not available, fair values are estimated from the quoted prices of similar instruments or through the use of other observable data supporting a valuation model. Gains and losses on sales of investment securities are determined on the specific identification method. Premiums and discounts are amortized or accreted using the interest method over the expected lives of the related securities. The Bank does not hold securities for trading purposes.

Results of Operations

Net Interest Income

Net interest income, the primary component of the Bank’s income, refers to the difference between the interest earned on loans, investment securities and other interest-earning assets, and the interest paid on deposits and other borrowed funds. Our interest income and interest expense are affected by a number of factors, some of which are outside of our control, including national and local economic conditions, the monetary policies of the Federal Reserve Board which affect interest rates, competition in the marketplace for loans and deposits, the demand for loans and the ability of borrowers to meet their payment obligations. Net interest income, when expressed as a percentage of average earning assets, is a banking organization’s “net interest margin”.

The following table sets forth our interest income, interest expense and net interest income, and our annualized net interest margin for the three-month and six-month periods ended June 30, 2012 and 2011, respectively:

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2012 Amount	2011 Amount	% Change	2012 Amount	2011 Amount	% Change
Interest income	$16,726	$12,911	29.6%	$31,307	$25,433	23.1%
Interest expense	1,354	1,398	(3.1)%	2,697	2,777	(2.9)%

Net interest income	$15,372	$11,513	33.5%	$28,610	$22,656	26.3%

Net interest margin	5.51%	4.66%	0.85%	5.20%	4.68%	0.52%

Net interest income increased by 33.5% for the three months and 26.3% for the six months ended June 30, 2012, as compared to the corresponding periods in 2011.

For the three months ended June 30, 2012, net interest income rose by $3.9 million as compared to the same period in 2011. Total interest income increased by $3.8 million, principally because of a $3.9 million increase in interest earned on loans, but this increase was slightly offset by a decrease of $47 thousand in interest income from securities investments and another $18 thousand decrease in interest income from deposits with other banks. The remainder of the increase in net interest income was the result of a nominal $44 thousand decrease in total interest expense that was predominantly due to a decrease in the interest paid on time deposits. The increase in interest earned on loans was primarily due to the interest earned on the Wells Fargo portfolio, which was purchased in December 2011, and supplemented by a recovery of interest earnings on a participation loan that had been partially charged off previously.

For the six months ended June 30, 2012, net interest income rose by $6.0 million as compared to the same period in 2011, largely attributed to the $6.0 million increase in interest earned on loans, which was offset by the nominal $47 thousand decrease in interest income from our investment securities portfolio. The increase in interest earned on loans was primarily due to the interest earned on the Wells Fargo portfolio, supplemented by a recovery of interest earnings on a previously charged off participation loan. Interest expense, which is comprised of interest paid on deposits and other borrowed funds, decreased by $80 thousand during the same period.

As indicated in the above table, our net interest margin for the three months ended June 30, 2012, was 5.51%, an increase of 0.85% from the 4.66% margin during the second quarter of 2011. For the six months ended June 30, 2012, the net interest margin increased by 0.52% to 5.20% as compared to the 4.68% margin in the corresponding six months in 2011.

Average Balances

Distribution, Rate and Yield

The following table sets forth information regarding our average balance sheet, yields on interest earning assets, interest expense on interest-bearing liabilities, the interest rate spread and the interest rate margin for the six month period ended June 30, 2012 and 2011:

	Six months ended June 30,
(dollars in thousands)	2012 Average balance	2012 Interest earned/paid	2012 Average yield/rate	2011 Average balance	2011 Interest earned/paid	2011 Average yield/rate
Interest earning assets:
Short term investments[1]	$73,161	$171	0.47%	$84,929	$215	0.51%
Investment securities[2]	275,414	2,665	1.94%	244,819	2,712	2.22%
Loans[3]	729,715	28,471	7.80%	619,125	22,506	7.27%

Total interest earning assets	1,078,290	31,307	5.81%	948,873	25,433	5.36%
Non-interest earning assets	96,568			92,041

Total Assets	$1,174,858			$1,040,914
Interest-bearing liabilities:
Interest-bearing checking accounts	$97,358	114	0.23%	$81,855	97	0.24%
Money market and savings accounts	646,042	2,277	0.70%	514,108	2,292	0.89%
Certificates of deposit	59,558	108	0.36%	78,024	159	0.41%
Other borrowings	10,000	198	3.96%	11,667	229	3.93%

Total interest-bearing liabilities	812,958	2,697	0.66%	685,654	2,777	0.81%
Non-interest-bearing liabilities	270,923			269,754

Total Liabilities	1,083,881			955,408
Stockholders’ equity	90,977			85,506

Total Liabilities and Stockholders’ equity	$1,174,858			$1,040,914

Net interest income		$28,610			$22,656

Interest rate spread			5.15%			4.55%

Net interest margin			5.31%			4.78%

(¹)	Short term investments consist of federal funds sold and interest-bearing deposits that we maintain with other financial institutions.
(2)	Includes all investment securities in the Available-for-Sale and the Held-to-Maturity classifications.
(3)	Loans include the average balance of non-accrual loans.

For the six months ended June 30, 2012, our total average earning assets increased by $129.4 million as compared to the same period in 2011, largely attributed to the $110.6 million increase in our loan portfolio and the $30.6 increase in our investment securities portfolio, offset by the $11.8 million decrease in short term investments. The overall growth in average earning assets was the result of sustained growth in our deposit base. In the same six month period ended June 30, 2012, total interest-bearing liabilities increased by $127.3 million, largely attributed to the $131.9 million increase in money market and savings deposits, coupled with the $15.5 million increase in interest-bearing checking account balances. These were, however, partially offset by the $18.5 million decrease in certificates of deposit and the $1.7 million decrease in other borrowings as compared to the same period in 2011.

Our net interest spread and net interest margin in the six months ended June 30, 2012, increased by 0.59% and 0.53%, respectively, as compared to the same period in 2011. These increases are primarily attributed to the 0.53% increase in our loan yields and the 0.19% decline in our rates on money market and savings accounts.

Provision for Loan Losses

We maintain allowances to provide for possible loan losses that occur from time to time as an incidental part of the banking business. As more fully discussed in Note 5 of the notes to the unaudited condensed consolidated financial statements in Item 1 of this Quarterly Report Form 10-Q, an allowance for loan losses has been established by management in order to provide for those loans, which for a variety of reasons, may not be repaid in their entirety. The allowance is maintained at a level considered by management to be adequate to provide for probable losses during the holding period of the loan and is based on methodologies applied on a consistent basis with the prior year. Management’s review of the adequacy of the allowance includes, among other things, loan growth, changes in the composition of the loan portfolio, an analysis of past loan loss experience and management’s evaluation of the loan portfolio under current economic conditions.

The allowance for loan losses is based on estimates, and ultimate losses will vary from current estimates. The Bank recognizes that credit losses will be experienced and the risk of loss will vary with, among other things: general economic conditions; the type of loan being made; the credit worthiness of the borrower over the term of the loan; and, in the case of a collateralized loan, the quality of the collateral for such loan. The allowance for loan losses represents the Bank’s best estimate of the allowance necessary to provide for probable losses in the portfolio as of the balance sheet date.

If management determines that it is necessary to increase the allowance for loan losses, a provision for loan losses is taken from current income and assigned to the allowance. For the six-month period ended June 30, 2012, the Bank’s provision for loan losses was $1.95 million, the same as for the corresponding period of 2011. Management believes that the provision for loan losses, along with provisions made during the last two quarters of 2011, was sufficient to provide for the incremental risk of loss inherent with the increase in the average loan portfolio by $110.6 million, from $619.1 million for the six months ended June 30, 2011, to $729.7 million for the six months ended June 30, 2012. By comparison, we recorded net loan charge-offs of $1.2 million for the six month period ended June 30, 2012, and the allowance for loan losses at June 30, 2012, stood at $11.9 million or 1.57% of total gross loans outstanding as of the balance sheet date. See “Analysis of Allowance for Loan Losses” in the Financial Condition Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Non-Interest Income

The table below represents the major components of non-interest income and the changes therein for the three- and six-month periods ended June 30, 2012, as compared to the same periods in 2011.

	Three months ended June 30,				Six months ended June 30,
(dollars in thousands)	2012 amount	2011 amount	Amount change	Percent change	2012 amount	2011 amount	Amount change	Percent change
Service charges and fees	$1,139	$1,177	$(38)	(3.23)%	$2,048	$2,091	$(43)	(2.06)%
Investment securities gains, net	63	981	(918)	(93.58)%	180	1,171	(991)	(84.63)%
Income from merchant services	505	229	276	120.52%	1,092	401	691	172.32%
Income from cardholders	325	362	(37)	(10.22)%	787	822	(35)	(4.26)%
Telegraphic & cable fees	159	183	(24)	(13.11)%	333	349	(16)	(4.58)%
Trustee fees	191	155	36	23.23%	337	298	39	13.09%
Other income	103	475	(372)	(78.32)%	1,076	957	119	12.43%

Total non-interest income	$2,485	$3,562	$(1,077)	(30.24)%	$5,853	$6,089	$(236)	(3.88)%

For the three months ended June 30, 2012, non-interest income totaled $2.5 million, which represented a decrease of $1.1 million as compared to the same period in 2011. The decrease is attributed to the $918 thousand decrease in net investment securities gains as market yields stabilized, coupled with the $372 thousand decrease in other income. These were partially offset by the $276 thousand increase in income from merchant services.

For the six months ended June 30, 2012, there was a $236 thousand decrease in total non-interest income from the same period in 2011 that was primarily due to a $991 thousand decrease in net investment securities income. This was partially offset by a $691 thousand increase in merchant services income and a $119 thousand increase in other income, which includes telegraphic and cable fees, trustee fees and other fees and charges.

Non-interest Expense

The table below represents the major components of non-interest expense and the changes for the three- and six-month periods ended June 30, 2012 and 2011.

	Three months ended June 30,				Six months ended June 30,
(dollars in thousands)	2012 amount	2011 amount	Amount change	Percent change	2012 amount	2011 amount	Amount change	Percent change
Salaries and employee benefits	$6,213	$5,378	$835	15.53%	$12,103	$10,699	$1,404	13.12%
Occupancy	1,554	1,513	41	2.71%	3,087	2,878	209	7.26%
Furniture and equipment	1,346	1,194	152	12.73%	2,801	2,438	363	14.89%
Insurance	440	426	14	3.29%	871	853	18	2.11%
Telecommunications	373	320	53	16.56%	751	628	123	19.59%
FDIC insurance expense	256	375	(119)	(31.73)%	485	741	(256)	(34.55)%
Contract services	443	271	172	63.47%	847	512	335	65.43%
Stationery & supplies	243	138	105	76.09%	479	297	182	61.28%
Professional services	501	175	326	186.29%	591	324	267	82.41%
Education	136	186	(50)	(26.88)%	227	330	(103)	(31.21)%
Other general operating expense	1,729	1,485	244	16.43%	3,639	2,668	971	36.39%

Total non-interest expense	$13,234	$11,461	$1,773	15.47%	$25,881	$22,368	$3,513	15.71%

For the three months ended June 30, 2012, non-interest expense totaled $13.2 million, which represented a $1.8 million increase as compared to the same period in 2011. The $1.8 million increase is largely attributed to the $835 thousand increase in salaries and employee benefits expense, the $326 thousand increase in professional services expense, the $244 thousand increase in other general operating expense, the $172 thousand increase in contract services expense, the $152 thousand increase in furniture and equipment expense, and the $105 thousand increase in stationery and supplies expenses. The $835 thousand increase in salaries and other employee benefits expense was partially due to an annual merit increase in salaries for employees, and partially due to an increase in the number of employees and the conversion of part-time employees to full-time status due to the additional personnel resources needed to accommodate the increase in the size and activities of the Bank. These increases were partially offset by the $119 thousand decrease in FDIC insurance expense and the $50 thousand decrease in education expense, as compared to the same period in 2011.

During the six months ended June 30, 2012, total non-interest expense increased by $3.5 million from the year-earlier period. Forty percent of this increase was due to the $1.4 million increase in salaries and employee benefits, which resulted from the annual merit increase in salaries for employees, along with the attendant benefits, and to the additional personnel resources needed to accommodate the expansion in the size and the activities of the Bank. Another 27.6% of the increase was due to the $971 thousand escalation in other general operating expenses, while 10.3% of the increase was related to $363 thousand in additional furniture and equipment expenses, 9.5% was due to the $335 thousand in higher contract services expenses and 7.6% percent was due to the $267 thousand increase in professional serviced expense. The only offsets were a 7.3% decrease of $256 thousand in our FDIC insurance expense and the nominal 2.9% decrease of $103 thousand in our employee education expense.

Income Tax Expense

For the three months ended June 30, 2012, the Bank recorded income tax expenses of $1.0 million. This compares to the $586 thousand in income tax expenses recorded for the corresponding period in 2011, and is the result of the Bank’s growth in overall pre-tax profits as compared to the same period in 2011. For the six months ended June 30, 2012, income tax expenses of $1.8 million were $892 thousand higher than the $951 thousand paid in the first half of 2011, for the same reason.

Financial Condition

Assets

As of June 30, 2012, total assets were $1.18 billion, an increase of 3.21% from the $1.14 billion at December 31, 2011. This increase is largely attributed to the $48.4 million increase in our interest earning assets portfolio, led by the $81.6 million combined increase in our investment securities portfolio and the $13.1 million increase in our loan portfolio, partially offset by a $46.3 million decrease in interest-earning deposits with financial institutions, which includes interest-earning balances we maintained at the Federal Reserve Bank of San Francisco and balances that we maintain as in deposits in a commercial bank to meet the regulatory requirements of the State of California.

Interest-Earning Assets

The following table sets forth the composition of our interest-earning assets at June 30, 2012, as compared to December 31, 2011:

(dollars in thousands)	June 30, 2012	December 31, 2011	Variance
Interest-earning deposits with financial institutions	$38,942	$85,207	$(46,265)
Federal Funds sold	5,000	5,000	0
Federal Home Loan Bank stock, at cost	2,198	2,198	0
Investment securities available for sale	234,200	171,886	62,314
Investment securities held to maturity	66,736	47,467	19,269
Loans (net of allowances of $11,887 and $11,101 and deferred fees of $1,917 and $1,457)	741,314	728,198	13,116

Total interest-earning assets	$1,088,390	$1,039,956	$48,434

Loans

Commercial & industrial loans are loans to businesses to finance capital purchases and improvements, or to provide cash flow for operations. Commercial mortgage loans includes loans secured by real property for purposes such as the purchase or improvement of real property, wherein repayment is derived from the income generated by the real property or from business operations. Residential mortgage loans are loans to finance the purchase, improvement, or refinance of real property secured by 1-4 family units. Consumer loans are loans to individuals to finance personal needs and are either closed- or open-ended loans. Automobile loans and credit cards fall under the consumer loans category. The bulk of the other consumer loans is typically an unsecured extensions of credit.

A summary of the balances of loans at June 30, 2012, and December 31, 2011, follows:

	June 30, 2012		December 31, 2011
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial
Commercial & industrial	$138,607	18.4%	$149,123	20.1%
Commercial mortgage	308,023	40.8%	281,026	37.9%
Commercial construction	3,543	0.5%	7,154	1.0%

Total commercial	450,173	59.7%	437,303	59.0%

Consumer
Residential mortgage	173,618	23.0%	176,736	23.9%
Home equity	1,475	0.2%	1,717	0.2%
Automobile	8,996	1.2%	9,620	1.3%
Other consumer loans [1]	120,856	16.0%	115,380	15.6%

Total consumer	304,945	40.4%	303,453	41.0%

Gross loans	755,118	100.0%	740,756	100.00%

Deferred fee (income) costs, net	(1,917)		(1,457)
Allowance for loan losses	(11,887)		(11,101)

Loans, net	$741,314		$728,198

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

At June 30, 2012, total gross loans increased by $14.4 million to $755.1 million, up from $740.8 million at December 31, 2011. The increase in loans is largely attributed to a $12.9 million increase in commercial loans to $450.2 million at June 30, 2012, from $437.3 million at December 31, 2011. The increase in total commercial loans was due to the substantial increase of $27.0 million in commercial mortgages, offset by significant loan payoffs in both the commercial & industrial and the commercial construction portfolios. This was supplemented by a $1.5 million increase in total consumer loans to $304.9 million at June 30, 2012, from $303.5 million at December 31, 2011.

Non-Performing Loans and Other Non-Performing Assets

Non-performing loans consist of (i) loans on non-accrual status because we have ceased accruing interest on these loans; (ii) loans 90 days or more past due and still accruing interest; and, (iii) restructured loans. Other non-performing assets consist of real estate properties (OREO) that have been acquired through foreclosure or similar means and which management intends to offer for sale. Loans are placed on non-accrual status when, in the opinion of management, the full and timely collection of principal or interest is in doubt. Generally, the accrual of interest is discontinued when principal or interest payment becomes 90 days past due, unless the loan is adequately collateralized and the loan is in the process of collection. When a loan is placed in non-accrual status, accrued but unpaid interest is reversed against current income. Subsequently, when payments are received on such loans, the amounts are applied to reduce principal, except when the ultimate collectability of principal is probable, in which case accrued loans may be restored to accrual status when principal and interest becomes current and full repayment is expected. Interest income is recognized on an accrual basis for impaired loans not meeting the non-accrual criteria.

The following table contains information regarding our non-performing assets as well as restructured loans as of June 30, 2012, and December 31, 2011.

(dollars in thousands)	June 30, 2012	December 31, 2011
Non-accrual loans:
Commercial & industrial	$1,318	$247
Commercial mortgage	9,829	7,597
Commercial construction	0	2,272
Residential mortgage	4,862	2,107
Home equity	84	—
Automobile	—	—
Other consumer	162	193

Total nonaccrual loans:	$16,255	$12,416

Loans past due 90 days and still accruing:
Commercial & industrial	$67	$—
Commercial mortgage	746	414
Commercial construction	—	—
Residential mortgage	890	1,959
Home equity	—	—
Automobile	20	3
Other consumer	1,086	1,387

Total loans past due 90 days and still accruing	$2,809	$3,763

Total non-performing loans	$19,064	$16,179

Other real estate owned (OREO):
Commercial real estate	$3,880	$3,880
Residential real estate	444	488

Total other real estate owned	$4,324	$4,368

Other non-performing assets:
Other assets owned	$—	$—
Asset backed security	—	—

Total other nonperforming assets	—	—

Total nonperforming assets	$23,388	$20,547

Restructured loans:
Accruing loans	$1,222	$1,747
Non-accruing loans (included in nonaccrual loans above)	6,188	6,433

Total restructured loans	$7,410	$8,180

The above table indicates that non-performing loans increased by $2.9 million during the six months ended June 30, 2012, which resulted primarily from the increase in non-accrual loans by $3.8 million to $16.3 million, up from $12.4 million at December 31, 2011. This increase is largely attributed to the addition of one California commercial mortgage loan relationship totaling $1.7 million, two Guam commercial mortgage loan relationships totaling $2.3 million, and twenty-eight purchased Wells Fargo residential mortgage loans totaling $2.8 million. These were offset by the removal of a $2.3 million California loan that was paid off, and various other loan payoffs and paydowns totaling $667 thousand.

At June 30, 2012, the Bank’s largest non-performing loans consist of five commercial loan relationships in the amount of $9.5 million, four of which are located in Guam totaling $7.8 million; the other, totaling $1.7 million, is in California. All five loan relationships are secured by real estate. The Guam loans were placed on non-accrual due to deficiencies in their cash flow to service the monthly loan payments and meet operating expenses. The California loan relationship is a participation loan that was placed in non-accrual due to non-compliance with loan covenants. At this time, management believes that the allowance for loan losses is adequate to cover these loans; however, should property values deteriorate further, additional write-down or additional provisions may be necessary.

Analysis of Allowance for Loan Losses

The Allowance for Loans Losses was $11.9 million and 1.57% of outstanding gross loans as of June 30, 2012, as compared to $11.1 million or 1.50% of outstanding gross loans at December 31, 2011.

Management maintains an allowance for loan losses to absorb estimated credit losses associated with the loan portfolio. The adequacy of the allowance is determined by management through ongoing quarterly loan quality assessments.

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

The following table summarizes the changes in our allowance for loan losses.

(dollars in thousands)	Commercial	Residential Mortgages	Consumer	Total
Six Months Ended June 30, 2012
Allowance for loan losses:
Balance at beginning of period	$6,654	$318	$4,129	$11,101
Charge offs	(304)	(59)	(3,037)	(3,400)
Recoveries	28	0	2,207	2,236
Provision	(377)	1,152	1,176	1,950

Balance at end of quarter	$6,001	$1,411	$4,475	$11,887

Three Months Ended June 30, 2012
Allowance for loan losses:
Balance at beginning of quarter	$6,789	$464	$4,518	$11,771
Charge offs	(304)	(59)	(1,815)	(2,178)
Recoveries	10	0	1,309	1,319
Provision	(494)	1,006	463	975

Balance at end of quarter	$6,001	$1,411	$4,475	$11,887

Allowance balance at June 30, 2012, related to:
Loans individually evaluated for impairment	$0	$0	$0	$0

Loans collectively evaluated for impairment	$6,001	$1,411	$4,475	$11,887

Loan balances at June 30, 2012:
Loans individually evaluated for impairment	$12,369	$4,946	$162	$17,477
Loans collectively evaluated for impairment	437,804	170,147	129,690	737,641

Total	$450,173	$175,093	$129,852	$755,118

At December 31, 2011
Allowance for loan losses:
Loans individually evaluated for impairment	$0	$0	$0	$0

Loans collectively evaluated for impairment	$6,654	$318	$4,129	$11,101

Loan balances at June 30, 2011:
Loans individually evaluated for impairment	$11,864	$2,106	$193	$14,163
Loans collectively evaluated for impairment	425,439	176,347	124,807	726,593

Total	$437,303	$178,453	$125,000	$740,756

Total Cash and Cash Equivalents

Total cash and cash equivalents were $74.4 million and $131.0 million at June 30, 2012, and December 31, 2011, respectively. This balance, which is comprised of cash and due from bank balances, federal funds sold and interest-bearing deposits that we maintain at other financial institutions (including the Federal Reserve Bank of San Francisco) will vary depending on daily cash settlement activities, the amount of highly liquid assets needed based on known events such as the repayment of borrowings, and actual cash on hand in the Bank’s branches. The decrease in the balance during the period was due to the conversion of cash and cash equivalents to earning assets.

The following table sets forth the composition of our cash and cash equivalent balances at June 30, 2012, and December 31, 2011:

(dollars in thousands)	June 30, 2012	December 31, 2011	Variance to December 31
Cash and due from banks	$30,609	$40,902	$(10,239)
Federal funds sold	5,000	5,000	0
Interest-bearing deposits with financial institutions	38,792	85,057	(46,265)

Total cash and cash equivalents	$74,401	$130,959	$(56,558)

Investment Securities

The Bank manages its securities portfolio to provide a source of both liquidity and earnings. The Bank has an Asset/Liability Committee (ALCO) that develops current investment policies based on its subsidiary Bank’s operating needs and market circumstances. The Bank’s investment policy is formally reviewed and approved annually by the Board of Directors, and the Asset/Liability Committee is responsible for reporting and monitoring compliance with the investment policy. Investment portfolio reports are provided to the Board of Directors on a monthly basis.

At June 30, 2012, the carrying value of the investment securities portfolio totaled $300.9 million, which represents an $81.6 million increase from the portfolio balance of $219.4 million at December 31, 2011. The table below sets forth the composition of our investment securities portfolio at June 30, 2012, and December 31, 2011:.

The amortized cost and fair value of investment securities, with gross unrealized gains and losses, follows:

	June 30, 2012
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$39,944	$503	$0	$40,447
U.S. government agency pool securities	13,789	118	(1)	13,906
U.S. government agency or GSE mortgage-backed securities	177,273	2,657	(83)	179,847

Total securities available for sale	$231,006	$3,278	$(84)	$234,200

Securities Held to Maturity
U.S. government agency pool securities	$2,059	$24	$(8)	$2,075
U.S. government agency or GSE mortgage-backed securities	64,677	1,812	(24)	66,465

Total Securities Held to Maturity	$66,736	$1,836	$(32)	$68,540

	December 31, 2011
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$19,955	$280	$0	$20,235
U.S. government agency pool securities	9,142	79	(1)	9,220
U.S. government agency or GSE mortgage-backed securities	141,602	1,028	(199)	142,431

Total securities available for sale	$170,699	$1,387	$(200)	$171,886

Securities Held to Maturity
U.S. government agency pool securities	$2,147	$10	$(25)	$2,132
U.S. government agency or GSE mortgage-backed securities	45,320	1,810	0	47,130

Total Securities Held to Maturity	$47,467	$1,820	$(25)	$49,262

At June 30, 2012, and December 31, 2011, investment securities with a carrying value of $160.7 million and $116.4 million, respectively, were pledged to secure various government deposits and other public requirements.

The amortized cost and fair value of investment securities by contractual maturity at June 30, 2012, and December 31, 2011, follows:

	June 30, 2012
	Available for Sale		Held to Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$0	$0	$251	$259
Due after one but within five years	4,996	5,084	409	420
Due after five years	226,110	229,116	65,076	67,861

Total	$231,006	$234,200	$66,736	$68,540

	December 31, 2011
	Available for Sale		Held to Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$0	$0	$16	$16
Due after one but within five years	9,991	10,156	1,091	1,122
Due after five years	160,708	161,730	46,360	48,124

Total	$170,699	$171,886	$47,467	$49,262

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at June 30, 2012, and December 31, 2011.

	June 30, 2012
	Less Than Twelve Months		More Than Twelve Months		Total
(dollars in thousands)	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
Securities Available for Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$0	$0	$0	$0	$0	$0
U.S. government agency pool securities	(1)	82	0	377	(1)	459
U.S. government agency or GSE mortgage-backed securities	(83)	14,627	0	0	(83)	14,627

Total Securities Available for Sale	$(84)	$14,709	$0	$377	$(84)	$15086

Securities Held to Maturity
U.S. government agency pool securities	$0	$0	$(8)	$461	$(8)	$461
U.S. government agency or GSE mortgage-backed securities	(24)	5,096	0	0	(24)	5,096

Total Securities Held to Maturity	$(24)	$5,096	$(8)	$461	$(32)	$5,557

	December 31, 2011
	Less Than Twelve Months		More Than Twelve Months		Total
(dollars in thousands)	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
Securities Available for Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$0	$0	$0	$0	$0	$0
U.S. government agency pool securities	0	422	1	87	1	509
U.S. government agency or GSE mortgage-backed securities	199	41,534	0	0	199	41,534

Total Securities Available for Sale	$199	$41,956	$1	$87	$200	$42,043

Securities Held to Maturity
U.S. government agency pool securities	$7	$709	$18	$823	$25	$1,532
U.S. government agency or GSE mortgage-backed securities	—	—	—	—	—	—

Total Securities Held to Maturity	$7	$709	$18	$823	$25	$1,532

The Company does not believe that the investment securities that were in an unrealized loss position as of June 30, 2012, which comprised a total of 11 securities, were other-than-temporarily impaired. Specifically, the 11 securities are comprised of the following: 6 Small Business Administration (SBA) Pool securities, 3 mortgage-backed securities issued by the Government National Mortgage Association (GNMA), and 2 mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation (FHLMC).

Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to changes in the credit quality of the investment securities. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not likely that the Company will be required to sell the investment securities before recovery of their amortized cost bases, which may be at maturity.

Deposits

At June 30, 2012, total deposits increased by $29.5 million to $1.07 billion as compared to $1.04 billion in total deposits at December 31, 2011. Interest-bearing deposits increased by $44.9 million to $803.2 million at June 30, 2012, up from $758.3 million at December 31, 2011, while non-interest bearing deposits decreased by $15.4 million to $264.6 million at June 30, 2012, down from $280.0 million at December 31, 2011.

The following table sets forth the composition of our interest-bearing deposit portfolio with the average balances and average interest rates for the six months ending June 30, 2012, and June 30, 2011, respectively:

	Six months ending
	June 30, 2012		June 30, 2011
(dollars in thousands)	Average balance	Average rate	Average balance	Average rate
Interest-bearing deposits:
Interest-bearing checking accounts	$97,359	0.24%	$81,855	0.24%
Money market and savings accounts	646,024	0.70%	514,108	0.89%
Certificates of deposit	59,558	0.36%	78,0241	0.41%

Total interest-bearing deposits	$802,959	0.62%	$673,987	0.76%

Borrowed Funds

The Bank has a variety of sources from which it may obtain secondary funding. These sources include, among others, the Federal Reserve Bank of San Francisco, the Federal Home Loan Bank-Seattle, and credit lines established with our correspondent banks. Borrowings are obtained for a variety of reasons which include, but are not limited to, funding loan growth, the purchase of investments in the absence of core deposits, and to provide additional liquidity to meet the demands of depositors.

At June 30, 2012, short-term borrowings were $10.195 million, a decrease of 0.05% from $10.200 million at December 31, 2011.

Liquidity

We actively manage our liquidity to ensure that sufficient funds are available to meet our needs for cash, including cash needed to fund new loans and to accommodate deposit withdrawals by our customers. We project future sources and uses of funds, and maintain additional liquid funds for unanticipated events. Our primary sources of cash include cash we have in deposits at other financial institutions, the repayment of loans, proceeds from the sale or maturity of investment securities, and increases in deposits. The primary uses of cash include funding new loans and making advances on existing lines of credit, purchasing investments, funding new residential mortgage loans, funding deposit withdrawals, and paying operating expenses. We maintain funds in overnight Federal Funds and other short-term investments to provide for short-term liquidity needs. We also have established, for contingency funding purposes, credit lines with the Federal Reserve Bank of San Francisco, the Federal Home Loan Bank-Seattle, and correspondent commercial banks in the U.S.

At June 30, 2012, our liquid assets, which include cash and due from banks, federal funds sold, interest-earning deposits with financial institutions, and investment securities available for sale totaled $308.6 million, up $5.8 million from $302.8 million at December 31, 2011.

Contractual Obligations

The Bank utilizes facilities, equipment and land under various operating leases with terms, including renewal options, ranging from 1 to 99 years. Some of these leases include scheduled rent increases. The total amount of the rent is being debited to expense on the straight-line method over the lease terms in accordance with ASC Topic 840 “Leases.” The Bank has recorded a deferred obligation of $19 thousand and $628 thousand as of June 30, 2012, and December 31, 2011, respectively, which has been included within other liabilities to reflect the excess of rent expense over cash paid on the leases.

At June 30, 2012, annual lease commitments under the above non-cancelable operating leases were as follows:

Period ending June 30,	(dollars in thousands)
2012	$1,087
2013	1,544
2014	1,359
2015	1,051
2016	865
Thereafter	19,847

Total	$25,753

The Bank leases certain facilities from two separate entities in which two of its directors have separate ownership interests. Lease payments made to these entities during the three months ended June 30, 2012, and the twelve months ended December 31, 2011, approximated $106 thousand and $351 thousand, respectively.

Additionally, the Bank leases office space to third parties, with original lease terms ranging from 3 to 5 years with option periods ranging up to 15 years. At June 30, 2012, minimum future rents to be received under non-cancelable operating sublease agreements were $110, $54, $40, and $26 thousand for the periods ending December 2013, 2014, 2015, and 2016, respectively.

A summary of rental activities for the six-month periods ended June 30, 2012 and 2011, is as follows:

(dollars in thousands)	June 30, 2012	June 30, 2011
Rental expense	$1,138	$1,142
Less: sublease rentals	125	127

Net rental expense	$1,013	$1,015

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

The Bank’s exposure to credit loss, in the event of nonperformance by the other parties to financial instruments for loan commitments and letters of credit, is represented by the contractual amount of these instruments. The Bank follows essentially the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

A summary of financial instruments with off-balance-sheet risk at June 30, 2012, and December 31, 2011 is as follows:

(dollars in thousands)	June 30, 2012	December 31, 2011
Commitments to extend credit	$73,719	$86,838

Letters of credit:
Standby letters of credit	$28,000	$27,310
Other letters of credit	1,492	513

Total letters of credit	$29,492	$27,823

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

Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party or the shipment of merchandise from a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Almost all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is effectively the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments.

The Bank considers its standby letters of credit to be guarantees. At June 30, 2012, the maximum undiscounted future payments that the Bank could be required to make was $29.5 million. All of these arrangements mature within one year. The Bank generally has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized; however, several are unsecured. The Bank had not recorded any liabilities associated with these guarantees at June 30, 2012.

Mortgage loans serviced for others are not included in the accompanying consolidated statements of condition. The unpaid principal balances of mortgage loans serviced for others were $191.1 million and $185.0 million at June 30, 2012, and December 31, 2011, respectively. On June 30, 2012, and December 31, 2011, the Bank recorded mortgage servicing rights at their fair value of $1.2 million and $1.0 million, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of June 30, 2012, and December 31, 2011, the Bank met all capital adequacy requirements to which it is subject.

As of June 30, 2012, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier

1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the FDIC notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of June 30, 2012, and December 31, 2011, are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2012:
Total capital (to Risk Weighted Assets)	$99,805	13.46%	$59,314	8.00%	$74,143	10.00%
Tier 1 capital (to Risk Weighted Assets)	$90,642	12.38%	$29,291	4.00%	$43,936	6.00%
Tier 1 capital (to Average Assets)	$90,642	7.59%	$47,761	4.00%	$59,701	5.00%

As of December 31, 2011:
Total capital (to Risk Weighted Assets)	$95,817	15.31%	$50,075	8.00%	$62,594	10.00%
Tier 1 capital (to Risk Weighted Assets)	$88,080	14.25%	$24,728	4.00%	$37,092	6.00%
Tier 1 capital (to Average Assets)	$88,080	7.87%	$45,599	4.00%	$56,999	5.00%

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2012, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s Rules and forms and is accumulated and communicated to management, including our Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

Management previously disclosed a material weakness in internal control over financial reporting in its annual report on Form 10-K for the year ended December 31, 2011, and on Form 10-Q for the quarter ended March 31, 2012, relating to our internal controls over the accounting and review of our 2001 Non-Statutory Stock Option Plan, and the depreciation of the Bank’s headquarters building. To remediate this material weakness, management has modified its procedures and placed additional controls over the accounting practices and review of its stock-based compensation and has engaged a third party to assist with the review of the timing difference of tax depreciation and depreciation recorded in accordance with GAAP. As a result of these actions, management of the Company believes this material weakness has been satisfactorily remediated as of June 30, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Exhibit

31.01	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley At of 2002

31.02	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Statements of Condition as of June 30, 2012 and December 31, 2011, (ii) Unaudited Condensed Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (iv) Unaudited Condensed Consolidated Statements of Stockholders’ Equity as of June 30, 2012 and 2011, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 and (vi) Notes to Unaudited Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, BankGuam Holding Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANKGUAM HOLDING COMPANY

Date: August 13, 2012	By:	/s/ LOURDES A. LEON GUERRERO

Lourdes A. Leon Guerrero, President and Chief Executive Officer

Date: August 13, 2012	By:	/s/ FRANCISCO M. ATALIG

Francisco M. Atalig, Senior Vice President and Chief Financial Officer