Form 10-Q
period 2012-09-30
BankGuam Holding Co
filed 2012-11-13
CIK 1527383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of September 30, 2012, the registrant had outstanding 8,778,689 shares of common stock.

BANKGUAM HOLDING COMPANY

FORM 10-Q

QUARTERLY REPORT

PART 1. FINANCIAL INFORMATION		4

Item 1. Condensed Consolidated Financial Statements (Unaudited)		4

	Condensed Consolidated Statements of Condition at September 30, 2012, and December 31, 2011	5

	Condensed Consolidated Statements of Income for the three months and the nine months ended September 30, 2012 and 2011	6

	Condensed Consolidated Statements of Comprehensive Income for the three months and the nine months ended September 30, 2012 and 2011	7

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011	8

	Notes to Condensed Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations		29

Item 4. Controls and Procedures		45

PART II. OTHER INFORMATION		46

Item 6. Exhibits		46
Signatures		47
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

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may be preceded by, followed by or include the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “is designed to” and similar expressions. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about our business and the environment in which it operates that could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” included elsewhere in this Quarterly Report and as may be updated in filings we make from time to time with the U.S. Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for our fiscal year ended December 31, 2011, and our other Quarterly Reports on Form 10-Q filed by us in fiscal 2012. We have no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or risks, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. New information, future events or risks could cause the forward-looking events we discuss in this Quarterly Report not to occur. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

The financial statements and the notes thereto begin on the next page.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Condition

(in Thousands, Except Par Value)

	September 30, 2012	December 31, 2011
ASSETS
Cash and due from banks	$42,744	$40,902
Federal Funds sold	5,000	5,000
Interest bearing deposits in banks	108,881	85,057

Total cash and cash equivalents	156,625	130,959
Restricted cash	150	150
Investment securities available for sale, at fair value	254,888	171,886
Investment securities held to maturity, at amortized cost	62,821	47,467
Federal Home Loan Bank stock, at cost	2,179	2,198
Loans, net of allowance for loan losses (9/30/12: $12,019 and 12/31/11: $11,101)	730,732	728,198
Accrued interest receivable	3,329	3,418
Premises and equipment, net	17,940	18,103
Goodwill	783	783
Other assets	31,809	36,802

Total assets	$1,261,256	$1,139,964

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$276,976	$280,042
Interest bearing	874,845	758,297

Total deposits	1,151,821	1,038,339
Accrued interest payable	179	164
Borrowings	10,145	10,200
Other liabilities	4,046	2,225

Total liabilities	1,166,191	1,050,928

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock $0.2083 par value; 48,000 shares authorized; 8,811 and 8,811 shares issued and 8,779 and 8,779 shares outstanding at 9/30/12 and 12/31/11, respectively	1,843	1,843
Additional paid-in capital	15,278	15,276
Retained earnings	75,329	71,861
Accumulated other comprehensive income	2,905	346

	95,355	89,326
Common stock in treasury, at cost (32 shares)	(290)	(290)

Total stockholders’ equity	95,065	89,036

Total liabilities and stockholders’ equity	$1,261,256	$1,139,964

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Income

(Dollar and Share Amounts in Thousands, Except Per Share Data)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Interest income:
Loans	$14,074	$10,974	$42,544	$33,480
Investment securities	1,466	1,532	4,132	4,244
Federal Funds sold	1	2	5	7
Deposits with banks	78	93	245	303

Total interest income	15,619	12,601	46,926	38,034

Interest expense:
Time deposits	68	122	200	351
Savings deposits	1,239	1,218	3,606	3,537
Other borrowed funds	100	101	298	330

Total interest expense	1,407	1,441	4,104	4,218

Net interest income	14,212	11,160	42,822	33,816
Provision for loan losses	975	1,275	2,925	3,225

Net interest income, after provision for loan losses	13,237	9,885	39,897	30,591
Non-interest income:
Service charges and fees	985	995	3,033	3,086
Investment securities gains, net	243	254	423	667
Gain on sale of assets	0	300	0	1,058
Income from merchant services	413	196	1,506	597
Income from cardholders	191	415	977	1,237
Telegraphic & cable fees	167	189	499	538
Trustee fees	196	145	533	443
Other income	515	499	1,591	1,455

Total non-interest income	2,710	2,993	8,562	9,081

Non-interest expenses:
Salaries and employee benefits	6,233	5,571	18,336	16,269
Occupancy	1,567	1,610	4,654	4,488
Furniture and equipment	1,751	1,151	4,552	3,590
Insurance	442	430	1,313	1,282
Telecommunications	403	264	1,153	891
Federal Depository Insurance Corporation assessment	266	230	751	970
Contract services	216	239	1,063	750
Stationery & supplies	202	150	682	447
Professional services	492	165	1,084	489
Education	151	218	377	548
General, administrative and other	1,543	1,257	5,181	3,925

Total non-interest expenses	13,266	11,285	39,146	33,649

Income before income taxes	2,681	1,593	9,313	6,023
Income tax expense	710	318	2,553	1,272

Net income	$1,971	$1,275	$6,760	$4,751

Earnings per share:
Basic	$0.22	$0.15	$0.77	$0.54

Diluted	$0.22	$0.12	$0.77	$0.45

Dividends declared per share	$0.125	$0.125	$0.375	$0.375

Basic weighted average shares	8,779	8,773	8,779	8,744

Diluted weighted average shares	8,780	10,593	8,780	10,564

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in Thousands)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income	$1,971	$1,275	$6,760	$4,751

Other comprehensive income components, net of tax effects:
Unrealized holding gain on available-for-sale securities arising during the period	867	710	2,011	1,765
Reclassification for gains realized on available-for-sale securities	243	254	423	668
Net change in unrealized holding loss on held-to-maturity securities during the period	36	45	125	84

	1,146	1,009	2,559	2,517

Comprehensive income	$3,117	$2,284	$9,319	$7,268

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Cash Flows

(in Thousands)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net income:	$6,760	$4,751
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,925	3,225
Depreciation and amortization	2,265	2,230
Amortization of fees, discounts and premiums	1,839	1,294
Write-down and (gain)/loss on sales of other real estate owned, net	(74)	83
Proceeds from sales of loans held for sale	22,537	18,515
Origination of loans held for sale	(22,537)	(18,515)
(Increase) decrease in mortgage servicing rights	(226)	(80)
Realized gain on sale of available-for-sale securities	(423)	(667)
Realized gain on sale of assets	0	(1,058)
Loss on disposal of premises and equipment	17	358
Net change in:
Accrued interest receivable	89	3,374
Other assets	4,278	(7,216)
Accrued interest payable	15	53
Other liabilities	1,822	1,126

Net cash provided by operating activities	19,287	7,473

Cash flows from investing activities:
Net change in restricted cash	0	1,000
Purchases of available-for-sale securities	(175,786)	(217,349)
Purchases of held-to-maturity securities	(25,709)	(30,373)
Proceeds from sales of available-for-sale securities	64,674	114,713
Maturities, prepayments and calls of available-for-sale securities	29,573	36,243
Maturities, prepayments and calls of held-to-maturity securities	10,036	7,989
Loan originations and principal collections, net	(5,116)	(1,797)
Proceeds from sales of other real estate owned	670	645
Purchases of premises and equipment	(2,119)	(1,691)

Net cash used in investing activities	(103,777)	(90,620)

Cash flows from financing activities:
Net increase in deposits	113,482	111,922
Payment of Federal Home Loan Bank advances	0	(5,000)
Proceeds from Federal Home Loan Bank stock redemption	20	0
Proceeds from related party borrowings	160	150
Repayment of other borrowings	(215)	0
Proceeds from issuance of common stock	1	411
Dividends paid	(3,292)	(3,305)

Net cash provided by financing activities	110,156	104,178

Net change in cash and cash equivalents:	25,666	21,031
Cash and cash equivalents at beginning of year	130,959	101,479

Cash and cash equivalents at end of year	$156,625	$122,510

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4,104	$4,218
Income taxes	$280	$238

Supplemental schedule of noncash investing and financing activities:
Net change in unrealized loss on held-to-maturity securities, net of tax	$125	$84
Net change in unrealized loss on available-for-sale securities, net of tax	$2,434	$2,433
Other real estate owned transferred from loans, net	$519	$202
Other real estate owned transferred to loans, net	$(174)	$(575)

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Notes to Condensed Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

Note 1 – Nature of Business

Organization

The accompanying consolidated financial statements include the accounts of BankGuam Holding Company (“Company”) and its wholly-owned subsidiary, Bank of Guam (“Bank”). The Company is a Guam corporation organized on October 29, 2010, to act as a holding company of the Bank, a Guam banking corporation, a 24-branch bank serving the communities in Guam, the Commonwealth of the Northern Mariana Islands (CNMI), the Federated States of Micronesia (FSM), the Republic of the Marshall Islands (RMI), the Republic of Palau (ROP), and San Francisco, California. On August 15, 2011, the Company acquired all of the outstanding common stock of the Bank in a holding company formation transaction. Refer to our Annual Report on Form 10-K for the year ended December 31, 2011, for a description of the transaction.

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

Note 2 – Summary of Significant Accounting Policies and Recent Accounting Pronouncements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all footnotes that would be required for a full presentation of financial position, results of operations, changes in cash flows and comprehensive income in accordance with generally accepted accounting principles in the United States (“GAAP”). However, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of our management, are necessary for a fair presentation of our financial position and our results of operations for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2011, was derived from the Company’s audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Our consolidated financial position at September 30, 2012, and the consolidated results of operations for the three and nine month periods ended September 30, 2012, are not necessarily indicative of what our financial position will be as of December 31, 2012, or of the results of our operations that may be expected for the full year ending December 31, 2012.

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

Recent Accounting Pronouncements

On June 16, 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”, which revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either 1) a continuous statement of comprehensive income or 2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU No. 2011-05 did not have a material impact on the Company’s consolidated statements of income and financial condition.

On September 15, 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment”, which gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in the first step of the goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, on the basis of qualitative factors, that it is more likely than not that its fair value is less than the carrying amount. The ASU is effective for all entities for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU No. 2011-08 did not have a material impact on the Company’s consolidated statements of income and financial condition.

Note 3 – Earnings Per Common Share

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options during 2011, determined using the treasury stock method, and shares subscribed but not yet issued in 2012 under the Employee Stock Purchase Plan.

Earnings per common share have been computed based on reported net income and the following share data:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net income available for common stockholders	$1,971	$1,275	$6,760	$4,751
Weighted average number of common shares outstanding	8,779	8,773	8,779	8,744
Effect of dilutive options	1	1,820	1	1,820

Weighted average number of common shares outstanding used to calculate diluted earnings per common share	8,780	10,593	8,780	10,564

Income per common share:
Basic	$0.22	$0.15	$0.77	$0.54

Diluted	$0.22	$0.12	$0.77	$0.45

During 2011, the Company terminated the 2001 Non-Statutory Stock Option Plan (“Plan”). In 2011, the Company calculated the effect of the dilutive options to purchase shares of stock in the Company issued under the Plan. As a result of the termination of the Plan, there is no dilutive effect of the 2001 Non-Statutory Stock Option Plan in 2012.

The Bank’s 2011 Employee Stock Purchase Plan (the “2011 Plan”) was adopted by the Bank’s Board of Directors and approved by the Bank’s Stockholders on May 2, 2011. This plan was subsequently adopted by the Company after its formation. The 2011 Plan is open to all employees of the Company and the Bank who have met certain eligibility requirements.

Under the 2011 Plan, eligible employees can purchase, through payroll deductions, shares of common stock at a discount. The right to purchase stocks is granted to eligible employees during a period of time that is established from time to time by the Board of Directors of the Company. Eligible employees cannot accrue the right to purchase more than $25 thousand worth of stock at the fair market value at the beginning of each offer period. Eligible employees also may not purchase more than one thousand five hundred (1,500) shares of stock in any one offer period. The shares are purchased at 85% of the fair market price of the stock on the enrollment date.

Because the securities issuable under the 2011 Plan had not yet been registered with the United States Securities and Exchange Commission (the “SEC”) the Company’s Board of Directors temporarily suspended the Plan in March 2012 pending review and evaluation by the Board as to whether any amendment to the 2011 Plan is appropriate, and no issuances of shares had been made under the 2011 Plan at the date of suspension.

An amended Plan was approved by the Board of Directors and filed with the SEC on Form S-8, Registration Statement, on July 10, 2012, and went into effect on September 1, 2012.

Note 4 – Investment Securities

The amortized cost and fair value of investment securities, with gross unrealized gains and losses, follows:

	September 30, 2012
	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Securities Available for Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$43,886	$(2)	$571	$44,455
U.S. government agency pool securities	24,034	(1)	152	24,185
U.S. government agency or GSE mortgage-backed securities	182,094	(43)	4,197	186,248

	$250,014	$(46)	$4,920	$254,888

Securities Held to Maturity
U.S. government agency pool securities	$2,014	$(5)	$38	$2,047
U.S. government agency or GSE mortgage-backed securities	60,807	(8)	2,343	63,142

	$62,821	$(13)	$2,381	$65,189

	December 31, 2011
	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Securities Available for Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$19,955	$0	$280	$20,235
U.S. government agency pool securities	9,142	(1)	79	9,220
U.S. government agency or GSE mortgage-backed securities	141,602	(199)	1,028	142,431

	$170,699	$(200)	$1,387	$171,886

Securities Held to Maturity
U.S. government agency pool securities	$2,147	$(25)	$10	$2,132
U.S. government agency or GSE mortgage-backed securities	45,320	0	1,810	47,130

	$47,467	$(25)	$1,820	$49,262

At September 30, 2012, and December 31, 2011, investment securities with a carrying value of $165,414 and $116,387, respectively, were pledged to secure various government deposits and other public requirements.

The amortized cost and fair value of investment securities by contractual maturity at September 30, 2012, and December 31, 2011, follows:

	September 30, 2012
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$0	$0	$192	$197
Due after one but within five years	5,820	5,896	285	293
Due after five years	244,194	248,992	62,344	64,699

Total	$250,014	$254,888	$62,821	$65,189

	December 31, 2011
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$0	$0	$16	$16
Due after one but within five years	9,991	10,156	1,091	1,122
Due after five years	160,708	161,730	46,360	48,124

Total	$170,699	$171,886	$47,467	$49,262

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2012, and December 31, 2011.

	September 30, 2012
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
Securities Available for Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$2	$3,941	$0	$0	$2	$3,941
U.S. government agency pool securities	0	0	1	79	1	79
U.S. government agency or GSE mortgage-backed securities	23	10,083	20	3,769	43	13,852

Total	$25	$14,024	$21	$3,848	$46	$17,872

Securities Held to Maturity
U.S. government agency pool securities	$0	$0	$5	$452	$5	$452
U.S. government agency or GSE mortgage-backed securities	8	5,020	0	0	8	5,020

Total	$8	$5,020	$5	$452	$13	$5,472

	December 31, 2011
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
Securities Available for Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$0	$0	$0	$0	$0	$0
U.S. government agency pool securities	0	422	1	87	1	509
U.S. government agency or GSE mortgage-backed securities	199	41,534	0	0	199	41,534

	$199	$41,956	$1	$87	$200	$42,043

Securities Held to Maturity
U.S. government agency pool securities	$7	$709	$18	$823	$25	$1,532
U.S. government agency pool securities	0	0	0	0	0	0
Mortgage-backed securities	0	0	0	0	0	0

	$7	$709	$18	$823	$25	$1,532

The Company does not believe that any of the investment securities that were in an unrealized loss position as of September 30, 2012, which comprised a total of 10 securities, were other-than-temporarily impaired. Specifically, the 10 securities are comprised of the following: 4 Small Business Administration (SBA) Pool securities, 2 mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation (FHLMC), 2 mortgage-backed securities issued by Government National Mortgage Association (GNMA), and 2 mortgage-backed securities issued by Federal National Mortgage Association (FNMA).

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

During the nine months ended September 30, 2012, the Bank has originated approximately $22.5 million and sold approximately $22.5 million.

Loans

Outstanding loan balances are presented net of unearned income, deferred loan fees, and unamortized discount and premium. Loans subject to ASC 310-30 are presented net of the related accretable yield and nonaccretable difference.

The loan portfolio consisted of the following at:

	September 30, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial
Commercial & industrial	$132,805	17.8%	$149,123	20.1%
Commercial mortgage	311,588	41.8%	281,026	37.9%
Commercial construction	3,909	0.5%	7,154	1.0%

Total commercial	448,302	60.2%	437,303	59.0%
Consumer
Residential mortgage	168,470	22.6%	176,736	23.9%
Home equity	1,249	0.2%	1,717	0.2%
Automobile	8,499	1.1%	9,620	1.3%
Other consumer loans [1]	118,095	15.9%	115,380	15.6%

Total consumer	296,313	39.8%	303,453	41.0%

Gross loans	744,615	100.0%	740,756	100.0%

Deferred fee (income) costs, net	(1,864)		(1,457)
Allowance for loan losses	(12,019)		(11,101)

Loans, net	$730,732		$728,198

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

At September 30, 2012, total gross loans increased by $3.9 million to $744.6 million from $740.7 million at December 31, 2011. The increase in loans was largely attributed to a $11.0 million increase in commercial loans to $448.3 million at September 30, 2012, from $437.3 million at December 31, 2011. The increase in commercial loans was due to a $30.6 million growth in the commercial mortgage portfolio which was offset by a $16.3 million decrease in commercial & industrial loans. There was $7.1 million decrease in consumer loans to $296.3 million at September 30, 2012, down from $303.5 million at December 31, 2011.

Allowance for Loan Losses

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

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. ASC 310-10 defines an impaired loan as one for which there is uncertainty concerning collection of all principal and interest per the contractual terms of the loan. For those loans that are classified as impaired, an allowance is established when the discounted cash flow (or the collateral value or the observable market price) of the impaired loan is lower than the carrying value of the loan. The general component covers unimpaired loans, and is estimated using a loss migration analysis based on historical charge-off experience and expected loss, given the default probability derived from the Bank’s internal risk rating process. The loss migration analysis tracks a certain number of quarters of loan loss history and industry loss factors to determine historical losses by classification category for each loan type, except certain consumer loans. These calculated loss factors are then applied to outstanding loan balances for all loans on accrual designated as “Pass,” “Special Mention,” “Substandard” or “Doubtful” (“classified loans” or “classification categories”). Additionally, a qualitative factor that is determined utilizing external economic factors and internal assessments is applied to each homogeneous loan pool. We also conduct individual loan review analyses, as part of the allowance for loan loss allocation process, applying specific monitoring policies and procedures in analyzing the existing loan portfolio.

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

Set forth below is a summary of the Bank’s activity in the allowance for loan losses during the three and nine months ended September 30, 2012, and the year ended December 31, 2011:

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012	Year Ended December 31, 2011
	(Dollars in thousands)
Balance, beginning of period	$11,887	$11,101	$9,408
Provision for loan losses	975	2,925	4,617
Recoveries on loans previously charged off	458	2,693	1,596
Charged off loans	(1,301)	(4,700)	(4,520)

Balance, end of period	$12,019	$12,019	$11,101

The allowance for loan losses for the three and nine months ended September 30, 2012, reflects an increase of $132 thousand and $918 thousand from the allowance for loan losses at the beginning of the respective periods, based on the analysis of the Bank’s allowance.

Set forth below is information regarding loan balances and the related allowance for loan losses, by portfolio type, for the three- and nine-month periods ended September 30, 2012, and the year ended December 31, 2011, respectively.

	Commercial	Residential Mortgages	Consumer	Total
	(Dollars in thousands)
Nine Months Ended September 30, 2012
Allowance for loan losses:
Balance at beginning of period	$6,654	$318	$4,129	$11,101
Charge-offs	(847)	(68)	(3,785)	(4,700)
Recoveries	96	1	2,596	2,693
Provision	451	882	1,592	2,925

Balance at end of period	$6,354	$1,133	$4,532	$12,019

Three Months Ended September 30, 2012
Allowance for loan losses:
Balance at beginning of quarter	$6,001	$1,411	$4,475	$11,887
Charge-offs	(543)	(9)	(749)	(1,301)
Recoveries	67	1	390	458
Provision	829	(270)	416	975

Balance at end of quarter	$6,354	$1,133	$4,532	$12,019

Allowance balance at end of quarter related to:
Loans individually evaluated for impairment	$0	$0	$0	$0

Loans collectively evaluated for impairment	$6,354	$1,133	$4,532	$12,019

Loan balances at end of quarter:
Loans individually evaluated for impairment	10,628	5,669	142	16,439
Loans collectively evaluated for impairment	437,674	164,050	126,452	728,176

Ending Balance	$448,302	$169,719	$126,594	$744,615

Year Ended December 31, 2011
Allowance for loan losses:
Balance at beginning of year	$6,517	$324	$2,567	$9,408
Charge-offs	(697)	(19)	(3,804)	(4,520)
Recoveries	70	13	1,513	1,596
Provision	764	0	3,853	4,617

Balance at end of year	$6,654	$318	$4,129	$11,101

Allowance balance at end of year related to:
Loans individually evaluated for impairment	$0	$0	$0	$0

Loans collectively evaluated for impairment	$6,654	$318	$4,129	$11,101

Loan balances at end of year:
Loans individually evaluated for impairment	$11,864	$2,106	$193	$14,163
Loans collectively evaluated for impairment	425,439	176,347	124,807	726,593

Ending Balance	$437,303	$178,453	$125,000	$740,756

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

Credit Quality

The following table provides a summary of the delinquency status of the Bank’s loans by portfolio type:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans Outstanding
	(Dollars in thousands)
September 30, 2012
Commercial
Commercial & industrial	$477	$170	$982	$1,629	$131,176	$132,805
Commercial mortgage	2,081	1,546	4,766	8,393	303,195	311,588
Commercial construction	0	0	0	0	3,909	3,909

Total commercial	2,558	1,716	5,748	10,022	438,280	448,302

Consumer
Residential mortgage	10,328	5,024	3,855	19,207	149,263	168,470
Home equity	1	80	0	81	1,168	1,249
Automobile	309	32	1	342	8,157	8,499
Other consumer [1]	1,991	962	1,239	4,192	113,903	118,095

Total consumer	12,629	6,098	5,095	23,822	272,491	296,313

Total	$15,187	$7,814	$10,843	$33,844	$710,771	$744,615

December 31, 2011
Commercial
Commercial & industrial	$266	$320	$0	$586	$148,537	$149,123
Commercial mortgage	2,903	972	5,266	9,141	271,885	281,026
Commercial construction	0	0	2,272	2,272	4,882	7,154

Total commercial	3,169	1,292	7,538	11,999	425,304	437,303

Consumer
Residential mortgage	5,745	2,938	3,091	11,774	164,962	176,736
Home equity	92	0	0	92	1,625	1,717
Automobile	305	17	3	325	9,295	9,620
Other consumer [1]	2,391	1,184	1,514	5,089	110,291	115,380

Total consumer	8,533	4,139	4,608	17,280	286,173	303,453

Total	$11,702	$5,431	$12,146	$29,279	$711,477	$740,756

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

Generally, the accrual of interest on a loan is discontinued when principal or interest payments become more than 90 days past due, unless management believes the loan is adequately collateralized and is in the process of collection. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received, except when the ultimate collectability of principal is probable, in which case interest payments are credited to income. Non-accrual loans may be restored to accrual status when principal and interest become current and full repayment is expected. The following table provides information as of September 30, 2012, and December 31, 2011, with respect to loans on non-accrual status, by portfolio type:

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Non-accrual loans:
Commercial
Commercial & industrial	$916	$247
Commercial mortgage	8,548	7,597
Commercial construction	0	2,272

Total commercial	9,464	10,116
Consumer
Residential mortgage	5,589	2,107
Home equity	80	0
Automobile	0	0
Other consumer [1]	142	193

Total consumer	5,811	2,300

Total non-accrual loans	$15,275	$12,416

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

The Bank classifies its loan portfolios using internal credit quality ratings, as discussed above under Allowance for Loan Losses. The following table provides a summary of loans by portfolio type and the Bank’s internal credit quality ratings as of September 30, 2012, and December 31, 2011.

	September 30, 2012	December 31, 2011	Increase (Decrease)
	(Dollars in thousands)
Pass:
Commercial & industrial	$115,811	$126,170	$(10,359)
Commercial mortgage	285,923	240,447	45,476
Commercial construction	3,909	4,882	(973)
Residential mortgage	163,208	175,048	(11,840)
Home equity	1,249	1,717	(468)
Automobile	8,498	9,620	(1,122)
Other consumer	117,008	114,041	2,967

Total pass loans	$695,606	$671,925	$23,681
Special Mention:
Commercial & industrial	$13,390	$19,921	$(6,531)
Commercial mortgage	12,728	19,380	(6,652)
Commercial construction	0	0	0
Residential mortgage	0	0	0
Home equity	0	0	0
Automobile	0	0	0
Other consumer	0	0	0

Total special mention loans	$26,118	$39,301	$(13,183)
Substandard:
Commercial & industrial	$2,834	$3,031	$(197)
Commercial mortgage	12,124	20,750	(8,626)
Commercial construction	0	2,272	(2,272)
Residential mortgage	377	663	(286)
Home equity	0	0	0
Automobile	0	0	0
Other consumer	29	37	(8)

Total substandard loans	$15,364	$26,753	$(11,389)
Formula Classified:
Commercial & industrial	$66	$0	$66
Commercial mortgage	395	450	(55)
Commercial construction	0	0	0
Residential mortgage	4,885	1,025	3,860
Home equity	0	0	0
Automobile	1	0	1
Other consumer	1,058	1,302	(244)

Total formula classified loans	$6,405	$2,777	$3,628

Doubtful:
Commercial & industrial	$704	$0	$704
Commercial mortgage	418	0	418
Commercial construction	0	0	0
Residential mortgage	0	0	0
Home equity	0	0	0
Automobile	0	0	0
Other consumer	0	0	0

Total doubtful loans	$1,122	$0	$1,122

Total outstanding loans, gross	$744,615	$740,756	$3,859

As the above table indicates, the Bank’s total loans approximated $745 million at September 30, 2012, up from $741 million at December 31, 2011. The disaggregation of the portfolio by risk rating in the table reflects the following changes between September 30, 2012, and December 31, 2011:

•

Loans rated “pass” increased by $23.7 million to $695.6 million at September 30, 2012, up from $671.9 million at December 31, 2011. The increase is primarily in Commercial Mortgage which grew by $45.5 million. This is due to various large loans originated in the California region and the upgrade of a $10.7 million loan relationship from “special mention.” New loan bookings also increased the Other Consumer “pass” category by $3.0 million. However, decreases were reported in the Residential Mortgage “pass” category by $11.8 million, primarily as a result of the downgrade of $3.8 million of loans purchased from Wells Fargo to the “formula classified” category (the Bank purchased certain portions of the loan portfolio of Wells Fargo Financial in Guam and the CNMI in December 2011, herein referred to as the “Wells Fargo loans” or the “Wells Fargo portfolio”). The remaining decrease was due to loan payoffs and pay downs. Commercial & Industrial loans rated “pass” dropped by $10.4 million due to various payoffs and pay downs.

•

The “special mention” category was $13.2 million lower at September 30, 2012 than at December 31, 2011. This is attributed to a drop in special mention Commercial Mortgages of $6.7 million as a result primarily from the upgrade of a $10.7 million loan relationship to “pass”. In addition, special mention Commercial & Industrial loans dropped by $6.5 million primarily due to the upgrade of a $5.7 million loan relationship.

•

Loans classified “substandard” decreased by $11.4 million to $15.4 million at September 30, 2012, from $26.8 million at December 31, 2011. The decrease was mainly in Commercial Mortgage loans due to two loan payoffs totaling $7.4 million. Additionally, substandard Commercial Construction loans dropped by $2.3 million as a result of the payoff of a San Francisco loan.

•	The “formula classified” category increased by $3.6 million during the period, resulting primarily from the downgrade of $3.8 million of Wells Fargo Residential Mortgage loans from “pass.”

•

The “doubtful” category increased by $1.1 million. This is attributed to the increase in Commercial and Industrial by $704 thousand due to the downgrade of three loans from Substandard. In addition, Commercial Mortgage increased by $418 thousand due to the downgrade of one loan from Pass to Doubtful.

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

The following table sets forth information regarding non-accrual loans and restructured loans, at September 30, 2012, and December 31, 2011:

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Impaired loans:
Restructured loans:
Non-accruing restructured loans	$7,767	$6,433
Accruing restructured loans	1,164	1,747

Total restructured loans	8,931	8,180
Other non-accruing impaired loans	7,508	5,983

Total impaired loans	$16,439	$14,163

Impaired loans less than 90 days delinquent and included in total impaired loans	$7,664	$5,119

The table below contains additional information with respect to impaired loans, by portfolio type, for the years ended September 30, 2012, and December 31, 2011:

	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
September 30, 2012, With no related allowance recorded:
Commercial & industrial	$916	$1,127	$808	$10
Commercial mortgage	9,712	12,698	10,447	417
Commercial construction	0	0	1,233	0
Residential mortgage	5,589	5,701	2,203	120
Home equity	80	80	18	2
Automobile	0	0	0	0
Other consumer	142	148	154	4

Total impaired loans with no related allowance	$16,439	$19,754	$14,863	$553

September 30, 2012, With an allowance recorded:
Commercial & industrial	$0	$0	$0	$0
Commercial mortgage	0	0	0	0
Commercial construction	0	0	0	0
Residential mortgage	0	0	0	0
Home equity	0	0	0	0
Automobile	0	0	0	0
Other consumer	0	0	0	0

Total impaired loans with an allowance recorded	$0	$0	$0	$0

December 31, 2011, With no related allowance recorded:
Commercial & industrial	$247	$297	$103	$24
Commercial mortgage	9,345	12,388	8,820	521
Commercial construction	2,272	4,448	2,593	0
Residential mortgage	2,106	2,153	2,968	22
Home equity	0	0	15	0
Automobile	0	0	0	0
Other consumer	193	200	180	18

Total impaired loans with no related allowance	$14,163	$19,486	$14,679	$585

December 31, 2011, With an allowance recorded:
Commercial & industrial	$0	$0	$0	$0
Commercial mortgage	0	0	0	0
Commercial construction	0	0	0	0
Residential mortgage	0	0	0	0
Home equity	0	0	0	0
Automobile	0	0	0	0
Other consumer	0	0	0	0

Total impaired loans with an allowance recorded	$0	$0	$0	$0

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

Troubled Debt Restructurings

In accordance with FASB’s Accounting Standard Update No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring” (ASU No. 2011-02), the Bank had $8.9 million of troubled debt restructurings (TDRs) as of September 30, 2012. The restructured loans recorded with the Bank have been modified for the purpose of alleviating temporary impairments to the borrower’s financial condition. The modifications that the Bank has extended to borrowers have come in the form of a change in the amortization terms, reduction in the interest rate, and interest-only payments. The workout plan between the borrower and the Bank is designed to provide a bridge for cash flow shortfalls in the near term. As the borrower works through the near term issues, in most cases, the original contractual terms will be reinstated.

At December 31, 2011, the Bank carried $8.2 million of TDRs. This increased by $751 thousand, to $8.9 million at September 30, 2012. Total TDRs are discussed as follows:

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Performing
Residential mortgage	0	$0	$0	$0	$0
Commercial mortgage	4	922	922	746	2,636
Automobile	0	0	0	0	0
Consumer	0	0	0	0	0

	4	922	922	746	2,636

Nonperforming
Residential mortgage	0	$0	$0	$0	110
Commercial mortgage	10	12,225	10,910	8,185	5,434
Automobile	0	0	0	0	0
Consumer	0	0	0	0	0

	10	12,225	10,910	8,185	5,544

Total Troubled Debt Restructurings (TDRs)	14	$13,147	$11,832	$8,931	$8,180

Note 6 – Commitments and Contingencies

The Bank utilizes facilities, equipment and land under various operating leases with terms ranging from 1 to 99 years. Some of these leases include scheduled rent increases. The total amount of the rent is being charged to expense on the straight-line method over the lease terms in accordance with ASC Topic 840 “Leases”. The Bank has recorded a deferred obligation of $681 thousand and $628 thousand as of September 30, 2012, and December 31, 2011, respectively, which is included within other liabilities, to reflect the excess of rent expense over cash paid on the leases.

At September 30, 2012, annual lease commitments under the above noncancelable operating leases were as follows:

Period ending September 30,
2012	$1,636
2013	1,571
2014	1,379
2015	1,072
2016	886
Thereafter	19,782

Total	$26,326

The Bank leases certain facilities from two separate entities in which two of its directors have separate ownership interests. Lease payments made to these entities during the periods ended September 30, 2012, and December 31, 2011, approximated $268 thousand and $351 thousand, respectively.

Additionally, the Bank leases office space to third parties, with original lease terms ranging from 3 to 5 years and option periods ranging up to 15 years. At September 30, 2012, minimum future rents to be received under non-cancelable operating sublease agreements were $110, $54, $40, and $26 thousand for the periods ending December 2013, 2014, 2015, and 2016, respectively.

A summary of rental activities for the 9-month periods ended September 30, 2012, and September 30, 2011, is as follows:

	September 30, 2012	September 30, 2011
Rent expense	$1,708	$1,717
Less: sublease rentals	190	191

Net rent expense	$1,518	$1,526

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of September 30, 2012, and December 31, 2011, the Bank met all capital adequacy requirements to which it is subject.

As of September 30, 2012, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.

There are no conditions or events since the notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of September 30, 2012, and December 31, 2011, are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2012:
Total capital (to Risk Weighted Assets)	$100,584	13.63%	$59,031	8.00%	$73,789	10.00%
Tier 1 capital (to Risk Weighted Assets)	$91,465	12.55%	$29,151	4.00%	$43,726	6.00%
Tier 1 capital (to Average Assets)	$91,465	7.34%	$49,842	4.00%	$62,302	5.00%

At December 31, 2011:
Total capital (to Risk Weighted Assets)	$95,817	15.31%	$50,075	8.00%	$62,594	10.00%
Tier 1 capital (to Risk Weighted Assets)	$88,080	14.25%	$24,728	4.00%	$37,092	6.00%
Tier 1 capital (to Average Assets)	$88,080	7.87%	$45,599	4.00%	$56,999	5.00%

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

A summary of financial instruments with off-balance-sheet risk at September 30, 2012, and December 31, 2011, is as follows:

	September 30, 2012	December 31, 2011
Commitments to extend credit	$78,264	$86,838

Letters of credit:
Standby letters of credit	$28,246	$27,310
Other letters of credit	2,828	513

Total	$31,074	$27,823

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

The Bank considers its standby letters of credit to be payment guarantees. At September 30, 2012, the maximum undiscounted future payments that the Bank could be required to make for all outstanding letters of credit were $31.1 million. All of these arrangements mature within one year. The Bank has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized; however, several are unsecured. The Bank had not recorded any liabilities associated with these guarantees at September 30, 2012.

Mortgage loans serviced for others are not included in the accompanying consolidated statements of condition. The unpaid principal balances of mortgage loans serviced for others were $194.7 million and $185.0 million at September 30, 2012, and December 31, 2011, respectively. On September 30, 2012, and December 31, 2011, the Bank recorded mortgage servicing rights at their estimated fair value of $1.3 million and $1.0 million, respectively.

Note 9 – Income Taxes

We record an amount equal to the tax credits, tax loss carry-forwards and tax deductions (“tax benefits”) that we believe will be available to us to offset or reduce the amounts of our income taxes in future periods as a deferred tax asset on our balance sheet. Under applicable federal and state income tax laws and regulations in the United States, such tax benefits will expire if not used within specified periods of time. Accordingly, the ability to fully use our deferred tax asset depends on the amount of taxable income that we generate during those time periods. At least once each year, or more frequently if warranted, we make estimates of future taxable income that we believe we are likely to generate during those future periods. If we conclude, on the basis of those estimates and the amount of the tax benefits available to us, that it is more likely than not that we will be able to fully utilize those tax benefits prior to their expiration, we recognize the deferred tax asset in full on our balance sheet. On the other hand, if we conclude on the basis of those estimates and the amount of the tax benefits available to us that it has become more likely than not that we will be unable to utilize those tax benefits in full prior to their expiration, then we would establish a (or increase any existing) valuation allowance to reduce the deferred tax asset on our balance sheet to the amount which we believe we are more likely than not to be able to utilize. Such a reduction is implemented by recognizing a non-cash charge that would have the effect of increasing the provision, or reducing any credit, for income taxes that we would otherwise have recorded in our statements of operations. The determination of whether and the extent to which we will be able to utilize our deferred tax asset involves significant management judgments and assumptions that are subject to period-to-period changes as a result of changes in tax laws, changes in the market, or economic conditions that could affect our operating results or variances between our actual operating results and our projected operating results, as well as other factors.

A valuation allowance of $2.8 million has been provided at September 30, 2012, to reduce the deferred tax asset because, in management’s opinion, it is more likely than not that less than the entire amount will be realized. The portion of the deferred tax asset with valuation allowance is attributable to a net operating loss carry forward from the Bank’s California operations. The benefit of the net operating loss has already been realized as a result of the Guam income tax code.

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

Financial assets measured at fair value on a recurring basis as of September 30, 2012, and December 31, 2011, are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At September 30, 2012
U.S. government agency and sponsored enterprise (GSE) debt securities	$0	$44,455	$0	$44,455
U.S. government agency pool securities	0	24,186	0	24,186
U.S. government agency of GSE	0	186,247	0	186,247
Other assets:
MSRs	0	0	1,254	1,254

Total assets	$0	$254,888	$1,254	$256,142

At December 31, 2011
U.S. government agency and sponsored enterprise (GSE) debt securities	$0	$20,235	$0	$20,235
U.S. government agency pool securities	0	9,220	0	9,220
U.S. government agency of GSE	0	142,431	0	142,431
Other assets:
MSRs	0	0	1,028	1,028

Total assets	$0	$171,886	$1,028	$172,914

There are no liabilities measured at fair value on a recurring basis as of September 30, 2012, and December 31, 2011.

During the periods ended September 30, 2012, and December 31, 2011, the changes in Level 3 assets measured at fair value on a recurring basis are as follows:

	September 30, 2012	December 31, 2011
Beginning balance	$1,028	$942
Realized and unrealized net gains:
Included in net income	226	86
Included in other comprehensive income	0	0
Purchases, sales and issuances, net	0	0

Ending balance	$1,254	$1,028

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

There were no transfers into or out of the Bank’s Level 3 financial assets for the periods ended September 30, 2012, and December 31, 2011.

Fair Value on a Nonrecurring Basis

Under certain circumstances, the Bank makes adjustments to fair value for assets and liabilities even though they are not measured at fair value on an ongoing basis. The following table presents the financial instruments carried on the consolidated statements of condition by caption and by level in the fair value hierarchy at September 30, 2012, and December 31, 2011, for which a nonrecurring change in fair value has been recorded:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2012
Financial assets:
Loans, net
Impaired loans	$0	$16,439	$0	$16,439

Other assets
Other real estate owned	$0	$4,277	$0	$4,277

December 31, 2011
Financial assets:
Loans, net
Impaired loans	$0	$14,163	$0	$14,163

Other assets
Other real estate owned	$0	$4,368	$0	$4,368

In accordance with the provisions of loan impairment guidance of ASC Subtopic 310-10-35, individual loans with total carrying values of $2.7 million at December 31, 2011, were written down to their fair value of $2.6 million, resulting in an impairment charge of $154 thousand which was recorded as a charge-off to the allowance for loan losses. During the quarter ending September 30, 2012, one loan with a total carrying value of $72 thousand was written down to a fair value of $65 thousand. Two loans with a total carrying value of $35 thousand and $614 thousand were written down to the non-government guaranteed portion of $17 thousand and $460 thousand, respectively. One loan with a total carrying value of $144 thousand was written down by 28% of the amount outstanding to $103 thousand. The fair value of loans subject to write downs are estimated using the appraised value of the underlying collateral, discounted as necessary due to management’s estimates of changes in economic conditions, less the estimated costs of selling the assets.

In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of ASC Subtopic 360–10, the Bank did not have any impairment or disposal of Long-Lived Assets during the period ending December 31, 2011. During the quarter ending September 30, 2012, one foreclosed asset was sold for $180 thousand, clearing its OREO book balance of $160 thousand. During the nine months ending September 30, 2012, the Bank added five properties to Other Real Estate Owned totaling $519 thousand, and sold six properties reducing the Other Real Estate Owned (OREO) portfolio by $568 thousand. OREO losses for the period resulting from sales deficiencies amounted to $28 thousand. Finally, one OREO property was written down by $15 thousand based on management’s valuation of the property based on an updated formal appraisal deficiency, netting an OREO balance of $4.3 million at the period ending September 30, 2012. Other real estate owned subject to write downs is estimated using the appraised value of the underlying collateral, discounted as necessary due to management’s estimates of changes in economic conditions, less the estimated costs to sell the assets.

Additionally, the Bank also makes adjustments to nonfinancial assets and liabilities even though they are not measured at fair value on an ongoing basis. The Bank does not have nonfinancial assets or liabilities for which a nonrecurring change in fair value has been recorded during the periods ended September 30, 2012, and December 31, 2011.

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

If quoted market prices are not available, the Bank estimates fair values using pricing models and discounted cash flows that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, and credit spreads. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include U.S. GSE obligations, corporate bonds, and other securities. Mortgage-backed securities are included in Level 2 if observable inputs are available. In certain cases where there is limited activity or less transparency around inputs to the valuation, the Bank would classify those securities in Level 3. At September 30, 2012, and December 31, 2011, the Bank did not have any Level 3 securities.

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

Fair Value of Other Financial Instruments

The estimated fair values of the Bank’s other financial instruments, excluding those assets recorded at fair value on a recurring basis on the Bank’s consolidated statements of condition, are as follows:

	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$156,625	$156,625	$130,959	$130,959
Interest bearing deposits with banks	150	150	150	150
Investment securities held to maturity	62,821	65,189	47,467	49,263
Loans	744,615	732,659	740,756	728,143
Accrued interest receivable	3,329	3,329	3,418	3,418

Total	$967,540	$957,952	$922,750	$911,933

Financial liabilities:
Deposits	$1,151,821	$1,151,965	$1,038,339	$1,034,429
Accrued interest payable	179	179	164	164
Federal Home Loan Bank advances	10,000	10,000	10,000	10,000

Total	$1,162,000	$1,162,144	$1,048,503	$1,044,593

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

Other than holding the shares of the Bank, the Company conducts no significant activities, although it is authorized, with the prior approval of its principal regulator, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), to engage in a variety of activities related to the business of banking. Currently, substantially all of the Company’s operations are conducted and substantially all of the assets are owned by the Bank, which accounts for substantially all of our consolidated revenues, expenses and operating income. The Bank’s headquarters is located in Hagåtña, Guam, and the Bank provides a variety of financial services to individuals, businesses and government entities through its branch network. The Bank’s primary deposit products are demand deposits, savings and time certificates of deposit, and its primary lending products are consumer, commercial and real estate loans. The Bank also provides many other financial services to its customers.

Summary of Operating Results

The following table provides unaudited comparative information with respect to our results of operations for the three-month and nine-month periods ended September 30, 2012 and 2011, respectively:

(unaudited)	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2012 Amount	2011 Amount	% Change	2012 Amount	2011 Amount	% Change
Interest income	$15,619	$12,601	24.0%	$46,926	$38,034	23.4%
Interest expense	1,407	1,441	(2.4)%	4,104	4,218	(2.7)%

Net interest income	14,212	11,160	27.3%	42,822	33,816	26.6%
Provision for loan losses	975	1,275	(23.5)%	2,925	3,225	(9.3)%

Net interest income after provision for loan losses	13,237	9,885	33.9%	39,897	30,591	30.4%
Total non-interest income	2,710	2,993	(9.5)%	8,562	9,081	(5.7)%
Total non-interest expense	13,266	11,285	17.6%	39,146	33,649	16.3%

Net income before income taxes	2,681	1,593	68.3%	9,313	6,023	54.6%
Provision for income taxes	710	318	123.3%	2,553	1,272	100.7%

Net income	$1,971	$1,275	54.6%	$6,760	$4,751	42.3%

Net income per common share
Basic	$0.22	$0.15		$0.77	$0.54
Diluted	$0.22	$0.12		$0.77	$0.45

As the above table indicates, our net income increased in the three months ended September 30, 2012, as compared to the corresponding period in 2011. In the three months ended September 30, 2012, we recorded net income after taxes of $2.0 million, up $696 thousand (or 54.6%) as compared to the same period in 2011. These results were most significantly impacted by: (i) much higher net interest income, which increased by $3.0 million, including higher interest income from the Wells Fargo portfolio (the Bank purchased certain portions of the loan portfolio of Wells Fargo Financial in Guam and the CNMI is December 2011, herein referred to as the “Wells Fargo loans” or the “Wells Fargo portfolio”), partially offset by a decrease of $283 thousand in non-interest income; and, (ii) higher total non-interest expenses, which increased by $2.0 million. This increase in non-interest expenses in the three months ended September 30, 2012, as compared to the same period in 2011, was largely attributed to: (i) an increase in employee salaries and related benefit expenses, which increased by $662 thousand; (ii) an increase of $600 thousand in furniture and equipment expenses; (iii) a $327 thousand increase in professional services expenses; and, (iv) an increase of $286 thousand in general, administrative and other expenses.

During the first nine months of 2012 our net income after taxes increased to $6.8 million from $4.8 million during the corresponding period of 2011. This increase of $2.0 million (or 42.3%) was primarily due to an increase of $8.9 million in interest income and a decrease in interest expense of $114 thousand, raising net interest income by $9.0 million (or 26.6%). A large part of the increase in net interest income was due to $8.5 million in interest income from the Wells Fargo portfolio, which we did not hold during the first nine months of 2011, and the recovery of $469.9 thousand from a previously charged-off portion of a commercial loan. The change in net interest income was partially offset by a decrease of $519 thousand in non-interest income and an increase of $5.5 million in non-interest expense. Most of the increase in non-interest expense is attributed to a $2.1 million increase in employee salaries and related expenses, and to a $1.3 million increase in general, administrative and other expenses; furniture and equipment expenses increased by $962 thousand, professional services expenses were up by $595 thousand and contract services expenses rose by $313 thousand. In addition, our income tax expense increased by $1.3 million.

The following table shows the increase in our net interest margin and indicates the impact that the increase in our operating results in the nine months ended September 30, 2012, had on our annualized returns on average assets and average equity during that period, as compared to the first nine months of 2011:

	Nine months ended September 30,
	2012	2011
Net interest margin	5.06%	4.77%
Return on average assets	0.56%	0.46%
Return on average equity	7.33%	5.51%

Critical Accounting Policies

The Company’s significant accounting policies are set forth in Note 1 in the Notes to the Company’s Annual Report on Form 10-K for 2011 filed with the SEC on April 6, 2012, and Note 2 of Item 1 in this report. Our unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and general practices in the banking industry. Certain of those accounting policies are considered critical accounting policies because they require us to make assumptions and judgments regarding circumstances or trends that could affect the carrying values of our material assets, such as assumptions regarding economic conditions or trends that could impact our ability to fully collect our outstanding loans or ultimately realize the carrying values of certain of our other assets, such as securities that are available for sale. If adverse changes were to occur in the events, trends or other circumstances on which our assumptions or judgments have been based, or other unanticipated events were to happen that might affect our operating results, it could become necessary under GAAP for us to reduce the carrying values of the affected assets on our Statement of Condition. In addition, because reductions in the carrying values of assets are sometimes effectuated by or require charges to income, such reductions also may have the effect of reducing our income. The following is a brief description of the Company’s current accounting policies involving significant valuation judgments:

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

The following table sets forth our interest income, interest expense and net interest income, and our annualized net interest margin for the three-month and nine-month periods ended September 30, 2012 and 2011, respectively:

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2012 Amount	2011 Amount	% Change	2012 Amount	2011 Amount	% Change
Interest income	$15,619	$12,601	23.95%	$46,926	$38,034	23.38%
Interest expense	1,407	1,441	(2.36)%	4,104	4,218	(2.70)%

Net interest income	$14,212	$11,160	27.35%	$42,822	$33,816	26.63%

Net interest margin	4.85%	4.59%	0.26%	5.06%	4.77%	0.29%

Net interest income increased by 27.3% for the three months and 67.1% for the nine months ended September 30, 2012, as compared to the corresponding periods in 2011.

For the three months ended September 30, 2012, net interest income rose by $3.1 million as compared to the same period in 2011. Total interest income increased by $3.0 million, principally because of a $3.1 million increase in interest earned on loans, but this increase was slightly offset by a decrease of $66 thousand in interest income from securities investments and another $15 thousand decrease in interest income from deposits with other banks. The remainder of the increase in net interest income was the result of a nominal $34 thousand decrease in total interest expense that was predominantly due to a decrease of $54 thousand in the interest paid on time deposits, partially offset by a $21 thousand increase in interest paid on savings deposits. The increase in interest earned on loans was primarily due to the interest earned on the Wells Fargo portfolio, which was purchased in December 2011.

For the nine months ended September 30, 2012, net interest income rose by $9.0 million as compared to the same period in 2011, largely attributed to the $9.1 million increase in interest earned on loans, which was offset by the $112 thousand decrease in interest income from our investment securities portfolio. The increase in interest earned on loans was primarily due to the interest earned on the Wells Fargo portfolio, supplemented by a recovery of interest earnings on a previously charged off participation loan. Interest expense, which is comprised of interest paid on deposits and other borrowed funds, decreased by $114 thousand during the same period.

As indicated in the above table, our net interest margin for the three months ended September 30, 2012, was 4.85%, an increase of 0.26% from the 4.59% margin during the third quarter of 2011. For the nine months ended September 30, 2012, the net interest margin increased by 0.29% to 5.06% as compared to the 4.77% margin in the corresponding nine months in 2011.

Average Balances

Distribution, Rate and Yield

The following table sets forth information regarding our average balance sheet, annualized yields on interest earning assets and interest rates on interest-bearing liabilities, the interest rate spread and the interest rate margin for the nine month period ended September 30, 2012 and 2011:

	Three months ended September 30,
(dollars in thousands)	2012 Average balance	2012 Interest earned/paid	2012 Average yield/rate	2011 Average balance	2011 Interest earned/paid	2011 Average yield/rate
Interest earning assets:
Short term investments[1]	$125,557	$79	0.25%	$74,299	$95	0.51%
Investment securities[2]	304,654	1,466	1.92%	290,905	1,532	2.11%
Loans[3]	741,998	14,074	7.59%	608,143	10,973	7.22%

Total interest earning assets	1,172,209	15,619	5.33%	973,347	12,600	5.18%
Non-interest earning assets	74,615			91,068

Total Assets	$1,246,824			$1,064,415
Interest-bearing liabilities:
Interest-bearing checking accounts	$111,210	68	0.24%	$85,601	52	0.24%
Money market and savings accounts	679,661	1,187	0.70%	550,832	1,219	0.89%
Certificates of deposit	56,313	52	0.38%	70,276	69	0.39%
Other borrowings	10,000	100	3.96%	10,000	100	4.00%

Total interest-bearing liabilities	857,184	1,407	0.66%	716,709	1,440	0.80%
Non-interest-bearing liabilities	295,021			259,602

Total Liabilities	1,152,205			976,311
Stockholders’ equity	94,619			88,104

Total Liabilities and Stockholders’ equity	$1,246,824			$1,064,415

Net interest income		$14,212			$11,160

Interest rate spread			4.67%			4.38%

Net interest margin			4.85%			4.59%

	Nine months ended September 30,
(dollars in thousands)	2012 Average balance	2012 Interest earned/paid	2012 Average yield/rate	2011 Average balance	2011 Interest earned/paid	2011 Average yield/rate
Interest earning assets:
Short term investments[1]	$90,627	$250	0.37%	$71,650	$310	0.58%
Investment securities[2]	285,161	4,132	1.93%	260,470	4,244	2.17%
Loans[3]	741,637	42,544	7.57%	612,663	33,480	7.29%

Total interest earning assets	1,117,425	46,926	5.55%	944,783	38,034	5.37%
Non-interest earning assets	81,422			90,676

Total Assets	$1,198,847			$1,035,459
Interest-bearing liabilities:
Interest-bearing checking accounts	$101,976	181	0.24%	$80,068	149	0.25%
Money market and savings accounts	657,248	3,464	0.70%	531,647	3,511	0.88%
Certificates of deposit	58,477	161	0.37%	75,326	228	0.40%
Other borrowings	10,000	298	3.92%	11,250	330	3.91%

Total interest-bearing liabilities	827,701	4,104	0.66%	698,291	4,218	0.81%
Non-interest-bearing liabilities	278,955			250,901

Total Liabilities	1,106,656			949,192
Stockholders’ equity	92,191			86,267

Total Liabilities and Stockholders’ equity	$1,198,847			$1,035,459

Net interest income		$42,822			$33,816

Interest rate spread			4.89%			4.56%

Net interest margin			5.06%			4.77%

(¹)	Short term investments consist of federal funds sold and interest-bearing deposits that we maintain with other financial institutions.
(2)	Includes all investment securities in the Available-for-Sale and the Held-to-Maturity classifications.
(3)	Loans include the average balance of non-accrual loans.

For the nine months ended September 30, 2012, our total average earning assets increased by $163.4 million as compared to the same period in 2011, largely attributed to the $129.0 million increase in our average loan portfolio, the $24.7 increase in our average investment securities portfolio and the $19.0 million increase in average short term investments. The overall growth in average earning assets was the result of sustained growth in our deposit base. In the same nine month period ended September 30, 2012, average total interest-bearing liabilities increased by $127.4 million, largely attributed to the $125.6 million increase in average money market and savings deposits, coupled with the $21.9 million increase in average interest-bearing checking account balances. These were, however, partially offset by the $16.8 million decrease in average certificates of deposit and the $1.3 million decrease in average other borrowings as compared to the same period in 2011.

Our net interest spread and net interest margin in the nine months ended September 30, 2012, increased by 0.33% and 0.29%, respectively, as compared to the same period in 2011. These increases are primarily attributed to the 0.29% increase in our loan yields and the overall 0.15% decline in our cost of funds.

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

If management determines that it is necessary to increase the allowance for loan losses, a provision for loan losses is taken from current income and assigned to the allowance. For the nine-month period ended September 30, 2012, the Bank’s provision for loan losses was $2.9 million, $300 thousand less than during the corresponding period of 2011. Management believes that the provision for loan losses, along with provisions made during the last two quarters of 2011, was sufficient to provide for the incremental risk of loss inherent with the increase in the average loan portfolio by $129.0 million, from $612.7 million for the nine months ended September 30, 2011, to $741.6 million for the nine months ended September 30, 2012. By comparison, we recorded net loan charge-offs of $2.0 million for the nine month period ended September 30, 2012, and the allowance for loan losses at September 30, 2012, stood at $12.0 million or 1.61% of total gross loans outstanding as of the balance sheet date. See “Analysis of Allowance for Loan Losses” in the Financial Condition Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Non-Interest Income

The table below represents the major components of non-interest income and the changes therein for the three- and nine-month periods ended September 30, 2012, as compared to the same periods in 2011.

	Three months ended September 30,				Nine months ended September 30,
(dollars in thousands)	2012 amount	2011 amount	Amount change	Percent change	2012 amount	2011 amount	Amount change	Percent change
Service charges and fees	$985	$995	$(10)	(1.0)%	$3,033	$3,086	$(53)	(1.7)%
Investment securities gains, net	243	254	(11)	(4.3)%	423	667	(244)	(36.6)%
Gain on sale of assets	0	300	(300)	(100.0)%	0	1,058	(1,058)	(100.0)%
Income from merchant services	413	196	217	110.7%	1,506	597	909	152.3%
Income from cardholders	191	415	(224)	(54.0)%	977	1,237	(260)	(21.0)%
Telegraphic & cable fees	167	189	(22)	(11.6)%	499	538	(39)	(7.2)%
Trustee fees	196	145	51	35.2%	533	443	90	20.3%
Other income	515	499	16	3.2%	1,591	1,455	136	9.3%

Total non-interest income	$2,710	$2,993	$(283)	(9.5)%	$8,562	$9,081	$(519)	(5.7)%

For the three months ended September 30, 2012, non-interest income totaled $2.7 million, which represented a decrease of $238 thousand as compared to the same period in 2011. The decrease is attributed to the $300 thousand decrease in our gain on the sale of assets from a one-time gain in the third quarter of 2011, coupled with the $224 thousand decrease in income from cardholders. These were partially offset by the $217 thousand increase in income from merchant services.

For the nine months ended September 30, 2012, there was a $519 thousand decrease in total non-interest income from the same period in 2011 that was primarily due to a $1.1 million decrease in our gain on the sale of assets, which was unusually high in 2011 as we restructured our investment portfolio, the $260 thousand decrease in our income from cardholders and the $244 thousand decrease in our net gains from the sale of investment securities. This was partially offset by a $909 thousand increase in merchant services income that resulted from acquiring the government of Guam as a merchant customer and a $136 thousand increase in other income, which includes telegraphic and cable fees, trustee fees and other fees and charges.

Non-interest Expense

The table below represents the major components of non-interest expense and the changes for the three- and nine-month periods ended September 30, 2012 and 2011.

	Three months ended September 30,				Nine months ended September 30,
(dollars in thousands)	2012 amount	2011 amount	Amount change	Percent change	2012 amount	2011 amount	Amount change	Percent change
Salaries and employee benefits	$6,233	$5,571	$662	11.9%	$18,336	$16,269	$2,067	12.7%
Occupancy	1,567	1,610	(43)	(2.7)%	4,654	4,488	166	3.7%
Furniture and equipment	1,751	1,151	600	52.1%	4,552	3,590	962	26.8%
Insurance	442	430	12	2.8%	1,313	1,282	31	2.4%
Telecommunications	403	264	139	52.7%	1,153	891	262	29.4%
FDIC insurance expense	266	230	36	15.7%	751	970	(219)	(22.6)%
Contract services	216	239	(23)	(9.6)%	1,063	750	313	41.7%
Stationery & supplies	202	150	52	34.7%	682	447	235	52.6%
Professional services	492	165	327	198.2%	1,084	489	595	121.7%
Education	151	218	(67)	(30.7)%	377	548	(171)	(31.2)%
Other general operating expense	1,543	1,257	286	22.8%	5,181	3,925	1,256	32.0%

Total non-interest expense	$13,266	$11,285	$1,981	17.6%	$39,146	$33,649	$5,497	16.3%

For the three months ended September 30, 2012, non-interest expense totaled $13.3 million, which represented a $2.0 million increase as compared to the same period in 2011. The $2.0 million increase is largely attributed to the $662 thousand increase in salaries and employee benefits expense, the $600 thousand increase in furniture and equipment expense, the $327 thousand increase in professional services expense, the $286 thousand increase in other general operating expense, and the $139 thousand increase in telecommunications expense. The $662 thousand increase in salaries and other employee benefits expense was partially due to an annual merit increase in salaries for employees, which is expected to be a recurring increase, and partially due to an increase in the number of employees and the conversion of part-time employees to full-time status due to the additional personnel resources needed to accommodate the increase in the size and activities of the Bank, which is not expected to recur. The increase in furniture and equipment expense was primarily due to increased computer maintenance costs, which can be expected to stabilize at this level. The increases in professional services expense, general operating expense, and telecommunications expense are not expected to recur. These increases were partially offset by the $67 thousand decrease in education expense and the $43 thousand decrease in occupancy expense, as compared to the same period in 2011.

During the nine months ended September 30, 2012, total non-interest expense increased by $5.5 million from the year-earlier period. Thirty-eight percent of this increase was due to the $2.1 million increase in salaries and employee benefits, which resulted from the annual merit increase in salaries for employees, along with the attendant benefits, which is expected to be a recurring increase, and to the additional personnel resources needed to accommodate the expansion in the size and the activities of the Bank. Another 22.8% of the increase was due to the $1.3 million escalation in other general operating expenses, while 17.5% of the increase was related to $962 thousand in additional furniture and equipment expenses, 10.8% was due to the $595 thousand in higher professional services expenses and 5.7% percent was due to the $313 thousand increase in contract services expense. The only offsets were a 4.0% decrease of $219 thousand in our FDIC insurance expense and the nominal 3.1% decrease of $171 thousand in our employee education expense.

Income Tax Expense

For the three months ended September 30, 2012, the Bank recorded income tax expenses of $710 thousand. This compares to the $318 thousand in income tax expenses recorded for the corresponding period in 2011, and is the result of the Bank’s growth in overall pre-tax profits as compared to the same period in 2011. For the nine months ended September 30, 2012, income tax expenses of $2.6 million were $1.3 million higher than the $1.3 million paid in the first three quarters of 2011, for the same reason.

Financial Condition

Assets

As of September 30, 2012, total assets were $1.26 billion, an increase of 10.6% from the $1.14 billion at December 31, 2011. This increase is largely attributed to the $124.7 million increase in our interest earning assets portfolio, led by the $98.4 million combined increase in our investment securities portfolio, the $23.8 million increase in interest-earning deposits with financial institutions, which includes interest-earning balances we maintained at the Federal Reserve Bank of San Francisco and balances that we maintain as deposits in a commercial bank to meet the regulatory requirements of the State of California, and the $2.5 million increase in our loan portfolio. The only offset was a nominal $19 thousand decrease in our holdings of Federal Home Loan Bank stock.

Interest-Earning Assets

The following table sets forth the composition of our interest-earning assets at September 30, 2012, as compared to December 31, 2011:

(dollars in thousands)	September 30, 2012	December 31, 2011	Variance
Interest-earning deposits with financial institutions	$109,031	$85,207	$23,824
Federal Funds sold	5,000	5,000	0
Federal Home Loan Bank stock, at cost	2,179	2,198	(19)
Investment securities available for sale	254,888	171,886	83,002
Investment securities held to maturity	62,821	47,467	15,354
Loans (net of allowances of $12,018 and $11,101 and deferred fees of $1,863 and $1,457)	730,732	728,198	2,534

Total interest-earning assets	$1,164,651	$1,039,956	$124,695

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

A summary of the balances of loans at September 30, 2012, and December 31, 2011, follows:

	September 30, 2012		December 31, 2011
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial
Commercial & industrial	$132,805	17.8%	$149,123	20.1%
Commercial mortgage	311,588	41.8%	281,026	37.9%
Commercial construction	3,909	0.5%	7,154	1.0%

Total commercial	448,302	60.2%	437,303	59.0%
Consumer
Residential mortgage	168,470	22.6%	176,736	23.9%
Home equity	1,249	0.2%	1,717	0.2%
Automobile	8,499	1.1%	9,620	1.3%
Other consumer loans [1]	118,095	15.9%	115,380	15.6%

Total consumer	296,313	39.8%	303,453	41.0%

Gross loans	744,615	100.0%	740,756	100.00%

Deferred fee (income) costs, net	(1,864)		(1,457)
Allowance for loan losses	(12,019)		(11,101)

Loans, net	$730,732		$728,198

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

At September 30, 2012, total gross loans increased by $3.9 million to $744.6 million, up from $740.8 million at December 31, 2011. The increase in loans is largely attributed to an $11.0 million increase in commercial loans to $448.3 million at September 30, 2012, from $437.3 million at December 31, 2011. The increase in total commercial loans was due to the substantial increase of $30.6 million in commercial mortgages, offset by significant loan payoffs in both the commercial & industrial and the commercial construction portfolios. The net growth in commercial loans was also offset by a $7.1 million decrease in total consumer loans to $296.3 million at September 30, 2012, from $303.5 million at December 31, 2011, which was primarily due to a decrease of $8.3 million in residential mortgages and pay downs of $1.1 million in automobile loans, which were only partially offset by an increase of $2.7 million on other consumer loans, which include revolving credit, installment loans and overdrafts.

At September 30, 2012, loans outstanding were comprised of approximately 69.17% variable rate loans and 30.83% fixed rate loans.

Interest Earning Deposits and Investment Securities

In the current lending environment and in order to maintain sufficient liquidity in the ordinary course of business, the Bank maintained $109.0 million in interest earning deposits with financial institutions at September 30, 2012, an increase of $23.8 million or 28.0% from the $85.2 million in such deposits at December 31, 2011. From December 31, 2011, to September 30, 2012, the Bank’s investment portfolio increased by $98.4 million, or 44.8%, from $219.4 million to $317.7 million. The investment portfolio growth was comprised of an $81.0 million increase in available for sale securities, which grew by 48.3%, from $171.9 million to $254.9 million, and a $15.4 million increase in held to maturity securities, which grew by 32.3%, from $47.5 million to $62.8 million. The combined increase in interest earning deposits with financial institutions and investment securities of $122.2 million, or 40.1%, was primarily due to an increase of $113.5 million in deposits.

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

The following table contains information regarding our non-performing assets as well as restructured loans as of September 30, 2012, and December 31, 2011.

(dollars in thousands)	September 30, 2012	December 31, 2011
Non-accrual loans:
Commercial & industrial	$916	$247
Commercial mortgage	8,548	7,597
Commercial construction	0	2,272
Residential mortgage	5,589	2,107
Home equity	80	0
Automobile	0	0
Other consumer	142	193

Total nonaccrual loans:	$15,275	$12,416
Loans past due 90 days and still accruing:
Commercial & industrial	$66	$0
Commercial mortgage	0	414
Commercial construction	0	0
Residential mortgage	1,069	1,959
Home equity	0	0
Automobile	1	3
Other consumer	1,081	1,387

Total loans past due 90 days and still accruing	$2,217	$3,763

Total non-performing loans	$17,492	$16,179
Other real estate owned (OREO):
Commercial real estate	$3,720	$3,880
Residential real estate	557	488

Total other real estate owned	$4,277	$4,368
Other non-performing assets:
Other assets owned	$0	$0
Asset backed security	0	0

Total other nonperforming assets	0	0

Total nonperforming assets	$21,769	$20,547

Restructured loans:
Accruing loans	$7,767	$1,747
Non-accruing loans (included in nonaccrual loans above)	1,164	6,433

Total restructured loans	$8,931	$8,180

The above table indicates that non-performing loans increased by $1.3 million during the nine months ended September 30, 2012, which resulted primarily from the increase in non-accrual loans by $2.9 million to $15.3 million, up from $12.4 million at December 31, 2011. This increase is largely attributed to the addition of one California commercial mortgage loan relationship totaling $1.7 million, two Guam commercial mortgage loan relationships totaling $992 thousand, and thirty-eight purchased Wells Fargo residential mortgage loans totaling $3.5 million. These were offset by the removal of a $2.3 million California loan that was paid off, and various other loan payoffs and paydowns totaling $908 thousand.

At September 30, 2012, the Bank’s largest non-performing loans consist of three commercial loan relationships in the amount of $7.2 million, two of which are located in Guam totaling $5.5 million; the other, totaling $1.7 million, is in California. All three loan relationships are secured by real estate. The Guam loans were placed on non-accrual due to deficiencies in their cash flow to service the monthly loan payments and meet operating expenses. The California loan relationship is a participation loan that was placed in non-accrual due to non-compliance with loan covenants. At this time, management believes that the allowance for loan losses is adequate to cover these loans; however, should property values deteriorate further, additional write-down or additional provisions may be necessary.

Analysis of Allowance for Loan Losses

The Allowance for Loans Losses was $12.0 million and 1.61% of outstanding gross loans as of September 30, 2012, as compared to $11.1 million or 1.50% of outstanding gross loans at December 31, 2011.

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

The following table summarizes the changes in our allowance for loan losses.

(dollars in thousands)	Commercial	Residential Mortgages	Consumer	Total
Nine Months Ended September 30, 2012
Allowance for loan losses:
Balance at beginning of period	$6,654	$318	$4,129	$11,101
Charge offs	(847)	(68)	(3,785)	(4,700)
Recoveries	96	1	2,596	2,693
Provision	451	882	1,592	2,925

Balance at end of quarter	$6,354	$1,133	$4,532	$12,019

Three Months Ended September 30, 2012
Allowance for loan losses:
Balance at beginning of quarter	$6,001	$1,411	$4,475	$11,887
Charge offs	(543)	(9)	(749)	(1,301)
Recoveries	67	1	390	458
Provision	829	(270)	416	975

Balance at end of quarter	$6,354	$1,133	$4,532	$12,019

Allowance balance at September 30, 2012, related to:
Loans individually evaluated for impairment	$0	$0	$0	$0

Loans collectively evaluated for impairment	$6,354	$1,133	$4,532	$12,019

Loan balances at September 30, 2012:
Loans individually evaluated for impairment	10,628	5,669	142	16,439
Loans collectively evaluated for impairment	437,674	164,050	126,452	728,176

Total	$448,302	$169,719	$126,594	$744,615

At December 31, 2011
Allowance for loan losses:
Loans individually evaluated for impairment	$0	$0	$0	$0

Loans collectively evaluated for impairment	$6,654	$318	$4,129	$11,101

Loan balances at September 30, 2011:
Loans individually evaluated for impairment	$11,864	$2,106	$193	$14,163
Loans collectively evaluated for impairment	425,439	176,347	124,807	726,593

Total	$437,303	$178,453	$125,000	$740,756

Total Cash and Cash Equivalents

Total cash and cash equivalents were $156.6 million and $131.0 million at September 30, 2012, and December 31, 2011, respectively. This balance, which is comprised of cash and due from bank balances, federal funds sold and interest-bearing deposits that we maintain at other financial institutions (including the Federal Reserve Bank of San Francisco) will vary depending on daily cash settlement activities, the amount of highly liquid assets needed based on known events such as the repayment of borrowings, and actual cash on hand in the Bank’s branches. The increase in the balance during the period was primarily due to an increase of $113.5 million in total deposits, partially offset by an increase of $98.4 million in investment securities, an increase of $2.5 million in net loans and a $6.0 million increase in stockholders’ equity.

The following table sets forth the composition of our cash and cash equivalent balances at September 30, 2012, and December 31, 2011:

(dollars in thousands)	September 30, 2012	December 31, 2011	Variance to December 31
Cash and due from banks	$42,744	$40,902	$1,842
Federal funds sold	5,000	5,000	0
Interest-bearing deposits with financial institutions	108,881	85,057	23,824

Total cash and cash equivalents	$156,625	$130,959	$25,666

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

At September 30, 2012, the carrying value of the investment securities portfolio totaled $317.7 million, which represents an $98.4 million increase from the portfolio balance of $219.4 million at December 31, 2011. The table below sets forth the composition of our investment securities portfolio at September 30, 2012, and December 31, 2011:

The amortized cost and fair value of investment securities, with gross unrealized gains and losses, follows:

	September 30, 2012
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$43,886	$(2)	$571	$44,455
U.S. government agency pool securities	24,034	(1)	152	24,185
U.S. government agency or GSE mortgage-backed securities	182,094	(43)	4,197	186,248

Total securities available for sale	$250,014	$(46)	$4,920	$254,888

Securities Held to Maturity
U.S. government agency pool securities	$2,014	$(5)	$38	$2,047
U.S. government agency or GSE mortgage-backed securities	60,807	(8)	2,343	63,142

Total Securities Held to Maturity	$62,821	$(13)	$2,381	$65,189

	December 31, 2011
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$19,955	$280	$0	$20,235
U.S. government agency pool securities	9,142	79	(1)	9,220
U.S. government agency or GSE mortgage-backed securities	141,602	1,028	(199)	142,431

Total securities available for sale	$170,699	$1,387	$(200)	$171,886

Securities Held to Maturity
U.S. government agency pool securities	$2,147	$10	$(25)	$2,132
U.S. government agency or GSE mortgage-backed securities	45,320	1,810	0	47,130

Total Securities Held to Maturity	$47,467	$1,820	$(25)	$49,262

At September 30, 2012, and December 31, 2011, investment securities with a carrying value of $165.4 million and $116.4 million, respectively, were pledged to secure various government deposits and other public requirements.

The amortized cost and fair value of investment securities by contractual maturity at September 30, 2012, and December 31, 2011, follows:

	September 30, 2012
	Available for Sale		Held to Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$0	$0	$192	$197
Due after one but within five years	5,820	5,896	285	293
Due after five years	244,194	248,992	62,344	64,699

Total	$250,014	$254,888	$62,821	$65,189

	December 31, 2011
	Available for Sale		Held to Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$0	$0	$16	$16
Due after one but within five years	9,991	10,156	1,091	1,122
Due after five years	160,708	161,730	46,360	48,124

Total	$170,699	$171,886	$47,467	$49,262

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at September 30, 2012, and December 31, 2011.

	September 30, 2012
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
Securities Available for Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$2	$3,941	$0	$0	$2	$3,941
U.S. government agency pool securities	0	0	1	79	1	79
U.S. government agency or GSE mortgage-backed securities	23	10,083	20	3,769	43	13,852

Total	$25	$14,024	$21	$3,848	$46	$17,872

Securities Held to Maturity
U.S. government agency pool securities	$0	$0	$5	$452	$5	$452
U.S. government agency or GSE mortgage-backed securities	8	5,020	0	0	8	5,020

Total	$8	$5,020	$5	$452	$13	$5,472

	December 31, 2011
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
Securities Available for Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$0	$0	$0	$0	$0	$0
U.S. government agency pool securities	0	422	1	87	1	509
U.S. government agency or GSE mortgage-backed securities	199	41,534	0	0	199	41,534

	$199	$41,956	$1	$87	$200	$42,043

Securities Held to Maturity
U.S. government agency pool securities	$7	$709	$18	$823	$25	$1,532
U.S. government agency pool securities	0	0	0	0	0	0
Mortgage-backed securities	0	0	0	0	0	0

	$7	$709	$18	$823	$25	$1,532

The Company does not believe that any of the investment securities that were in an unrealized loss position as of September 30, 2012, which comprised a total of 10 securities, were other-than-temporarily impaired. Specifically, the 10 securities are comprised of the following: 4 Small Business Administration (SBA) Pool securities, 2 mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation (FHLMC), 2 mortgage-backed securities issued by Government National Mortgage Association (GNMA), and 2 mortgage-backed securities issued by Federal National Mortgage Association (FNMA).

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

Deposits

At September 30, 2012, total deposits increased by $113.5 million to $1.15 billion as compared to $1.04 billion in total deposits at December 31, 2011. Interest-bearing deposits increased by $116.5 million to $874.8 million at September 30, 2012, up from $758.3 million at December 31, 2011, while non-interest bearing deposits decreased by $3.1 million to $277.0 million at September 30, 2012, down from $280.0 million at December 31, 2011. The 10.9% increase in total deposits was primarily due to the government of Guam paying overdue income tax refunds, financed through two bond issuances. While these funds have circulated within the economy, they have largely remained within the banking system in Guam.

The following table sets forth the composition of our interest-bearing deposit portfolio with the average balances and average interest rates for the nine months ending September 30, 2012, and September 30, 2011, respectively:

	Nine months ending
	September 30, 2012		September 30, 2011
(dollars in thousands)	Average balance	Average rate	Average balance	Average rate
Interest-bearing deposits:
Interest-bearing checking accounts	$101,976	0.24%	$80,068	0.25%
Money market and savings accounts	657,248	0.70%	531,647	0.88%
Certificates of deposit	58,477	0.37%	75,326	0.40%

Total interest-bearing deposits	817,701	0.47%	687,041	0.75%

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

At September 30, 2012, short-term borrowings were $10.145 million, a decrease of 0.54% from $10.200 million at December 31, 2011. As of September 31, there were three short-term borrowings: $10.0 million due in March 2013, $25 thousand due in April 2013 and $120 thousand due in January 2014.

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

At September 30, 2012, our liquid assets, which include cash and due from banks, federal funds sold, interest-earning deposits with financial institutions, and investment securities available for sale totaled $411.5 million, up $108.7 million from $302.8 million at December 31, 2011. This increase is comprised almost entirely of $83.0 million in additional available for sale securities and $23.8 million in additional interest bearing deposits in banks.

Contractual Obligations

The Bank utilizes facilities, equipment and land under various operating leases with terms, including renewal options, ranging from 1 to 99 years. Some of these leases include scheduled rent increases. The total amount of the rent is being debited to expense on the straight-line method over the lease terms in accordance with ASC Topic 840 “Leases”. The Bank has recorded a deferred obligation of $681 thousand and $628 thousand as of September 30, 2012, and December 31, 2011, respectively, which has been included within other liabilities to reflect the excess of rent expense over cash paid on the leases.

At September 30, 2012, annual lease commitments under the above non-cancelable operating leases were as follows:

Period ending September 30,	(dollars in thousands)
2012	$1,636
2013	1,571
2014	1,379
2015	1,072
2016	886
Thereafter	19,782

Total	$26,326

The Bank leases certain facilities from two separate entities in which two of its directors have separate ownership interests. Lease payments made to these entities during the nine months ended September 30, 2012, and the twelve months ended December 31, 2011, approximated $268 thousand and $351 thousand, respectively.

Additionally, the Bank leases office space to third parties, with original lease terms ranging from 3 to 5 years with option periods ranging up to 15 years. At September 30, 2012, minimum future rents to be received under non-cancelable operating sublease agreements were $110, $54, $40, and $26 thousand for the periods ending December 2013, 2014, 2015, and 2016, respectively.

A summary of rental activities for the nine-month periods ended September 30, 2012 and 2011, is as follows:

(dollars in thousands)	September 30, 2012	September 30, 2011
Rental expense	$1,708	$1,717
Less: sublease rentals	190	191

Net rental expense	$1,518	$1,526

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

A summary of financial instruments with off-balance-sheet risk at September 30, 2012, and December 31, 2011 is as follows:

(dollars in thousands)	September 30, 2012	December 31, 2011
Commitments to extend credit	$78,264	$86,838

Letters of credit:
Standby letters of credit	$28,246	$27,310
Other letters of credit	2,828	513

Total letters of credit	$31,074	$27,823

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

The Bank considers its standby letters of credit to be guarantees. At September 30, 2012, the maximum undiscounted future payments that the Bank could be required to make was $31.1 million. All of these arrangements mature within one year. The Bank generally has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized; however, several that are extended to the Bank’s most creditworthy customers are unsecured. The Bank had not recorded any liabilities associated with these guarantees at September 30, 2012.

Mortgage loans serviced for others are not included in the accompanying consolidated statements of condition. The unpaid principal balances of mortgage loans serviced for others were $194.7 million and $185.0 million at September 30, 2012, and December 31, 2011, respectively. On September 30, 2012, and December 31, 2011, the Bank recorded mortgage servicing rights at their fair value of $1.3 million and $1.0 million, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of September 30, 2012, and December 31, 2011, the Bank met all capital adequacy requirements to which it is subject.

As of September 30, 2012, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the FDIC notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of September 30, 2012, and December 31, 2011, are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2012:
Total capital (to Risk Weighted Assets)	$100,584	13.63%	$59,031	8.00%	$73,789	10.00%
Tier 1 capital (to Risk Weighted Assets)	$91,465	12.55%	$29,151	4.00%	$43,726	6.00%
Tier 1 capital (to Average Assets)	$91,465	7.34%	$49,842	4.00%	$62,302	5.00%

As of December 31, 2011:
Total capital (to Risk Weighted Assets)	$95,817	15.31%	$50,075	8.00%	$62,594	10.00%
Tier 1 capital (to Risk Weighted Assets)	$88,080	14.25%	$24,728	4.00%	$37,092	6.00%
Tier 1 capital (to Average Assets)	$88,080	7.87%	$45,599	4.00%	$56,999	5.00%

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2012, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s Rules and forms and is accumulated and communicated to management, including our Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

Management previously disclosed a material weakness in internal control over financial reporting in its annual report on Form 10-K for the year ended December 31, 2011, and on Form 10-Q for the quarter ended March 31, 2012, relating to our internal controls over the accounting and review of our 2001 Non-Statutory Stock Option Plan, and the depreciation of the Bank’s headquarters building. To remediate these material weaknesses, management has modified its procedures and placed additional controls over the accounting practices and review of its stock-based compensation and has engaged a third party to assist with the review of the timing difference of tax depreciation and depreciation recorded in accordance with GAAP. As a result of these actions, management of the Company believes these material weaknesses have been satisfactorily remediated as of September 30, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Exhibit

3.03	Amended Article 1, Section 2 of By-Laws of Company

10.05	2011 Amended and Restated Employee Stock Purchase Plan (incorporated by reference: Form S-8, Exhibit 99.1, filed 7/3/12)

31.01	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley At of 2002

31.02	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Statements of Condition as of September 30, 2012 and December 31, 2011, (ii) Unaudited Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2012 and 2011, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, (iv) Unaudited Condensed Consolidated Statements of Stockholders’ Equity as of September 30, 2012 and 2011, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 and (vi) Notes to Unaudited Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, BankGuam Holding Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANKGUAM HOLDING COMPANY

Date: November 13, 2012	By:	/s/ LOURDES A. LEON GUERRERO
Lourdes A. Leon Guerrero,
President and Chief Executive Officer

Date: November 13, 2012	By:	/s/ FRANCISCO M. ATALIG
Francisco M. Atalig,
Senior Vice President and Chief Financial Officer