Form 10-K
period 2012-12-31
BankGuam Holding Co
filed 2013-03-21
CIK 1527383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $34,697,504 based on the number of shares held by non-affiliates of the registrant as of March 15, 2013, and based on the closing sale price of common stock on June 30, 2012, which is the last business day of the registrant’s most recently completed second fiscal quarter. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Number of shares of common stock outstanding as of March 15, 2013: 8,782,861.

Documents Incorporated By Reference

Portions of the registrant’s proxy statement related to its 2013 annual stockholders’ meeting are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may be preceded by, followed by or include the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “is designed to” and similar expressions. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about our business that could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” included elsewhere in this Annual Report and as may be updated in filings we make from time to time with the U.S. Securities and Exchange Commission (SEC), including our other Quarterly Reports on Form 10-Q to be filed by us in our fiscal year 2013. We have no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or risks, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. New information, future events or risks could cause the forward-looking events we discuss in this Annual Report not to occur. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Annual Report.

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

Competition

Banking and the financial services industry in Guam are highly competitive. The market is dominated by the Bank, two of Hawaii’s largest banks and a locally-organized federal credit union. Also, as a result of the U.S. military presence as a longtime employer, military credit unions have physical branches at the island’s main military facilities. The Bank’s presence in the remaining areas of the western Pacific is less competitive, and in many cases the Bank remains the dominant financial services organization in the islands. In the San Francisco Bay area, where the Bank has had a branch office since 1983, the Bank’s California division primarily focuses its lending efforts on owner-occupied commercial real estate and commercial investor properties. The division provides financing to hotels, gasoline service station, apartments, office and retail space, and residential care homes for the elderly and disabled, and also works closely with selected banks in loan participations. Framing this environment is the increasingly competitive setting as a result of regulatory, technological and product delivery systems changes.

Larger banks have a competitive advantage because of global marketing campaigns and U.S. name recognition. They also offer extensive international, trade finance and discount brokerage services that the Bank is not currently prepared to provide. To compensate for this, the Bank has arrangements with correspondent banks and other financial institutions to deliver such services to its customers.

To compete with other financial institutions in its service area, the Bank relies principally on local media as well as personal contact by directors, officers and employees with existing and potential customers. The Bank emphasizes to customers the advantages of dealing with a locally-owned and managed community-oriented institution. Because decisions are made locally by people who are intimately familiar with the economy, the legal structure and the developmental needs of the islands, the Bank is able to respond more quickly and effectively to customer needs than are many of its competitors. The Bank also provides local service and timely decision-making for small businesses and local governments.

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

Employees

At December 31, 2012, the Bank had 511 full-time equivalent employees. The Bank’s employees are not represented by any union or collective bargaining agreement, and the Bank believes its employee relations are good.

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

The Dodd-Frank Act also broadened the base for the Federal Deposit Insurance Corporation’s (“FDIC”) deposit insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution, rather than deposits. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks to $250,000 per account, and non-interest bearing transaction accounts had unlimited deposit insurance through December 31, 2012. The legislation also increased the required minimum reserve ratio for the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits, and directs the FDIC to offset the effects of increased assessments on depository institutions with less than $10 billion in assets.

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

From time to time, federal and local legislation is enacted which may have the effect of materially increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. In addition, the various bank regulatory agencies often adopt new rules, regulations and policies to implement and enforce existing legislation. It cannot be predicted whether, or in what form, any such legislation or regulations or changes in policy may be enacted, or the extent to which the business of the Bank or the Company would be affected thereby. The Bank cannot predict whether or when potential legislation will be enacted and, if enacted, the effect that it, or any implemented regulations and supervisory policies, would have on our financial condition or results of operations. In addition, the outcome of examinations, any litigation or any investigations initiated by federal or local authorities may result in necessary changes in our operations that may increase our costs.

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

The business activities of the Company, as a bank holding company, are restricted by the BHCA. Under the BHCA and the Federal Reserve’s bank holding company regulations, the Company may only engage in, acquire or control voting securities or assets of a company engaged in: (i) banking, or managing or controlling banks and other subsidiaries authorized under the BHCA; and, (ii) any non-banking activity the Federal Reserve has determined to be so closely related to banking or managing or controlling banks to be a proper incident thereto. These include any incidental activities necessary to carry on those activities as well as a variety of activities that the Federal Reserve has determined to be so closely related to the business of banking as to be a proper incident thereto.

There are various restrictions on the ability of the holding company to borrow from, and engage in certain other transactions with, its bank subsidiary. In general, these restrictions require that any extensions of credit by the Bank to any single affiliate of the Bank must be secured by designated amounts of specified collateral and are limited to 10% of the Bank’s capital stock and surplus, and, as to the Company and all other affiliates of the Bank collectively, to 20% of the Bank’s capital stock and surplus. Federal law also provides that extensions of credit and other transactions between the Bank and the Company must be on terms and conditions, including credit standards, that are substantially the same or at least as favorable to the Bank as those prevailing at the time for comparable transactions involving non-affiliated companies or, in the absence of comparable transactions, on terms and conditions, including credit standards, that in good faith would be offered to or would apply to non-affiliated companies.

Federal law prohibits a bank holding company and any subsidiary banks from engaging in certain tie-in arrangements in connection with the extension of credit. Thus, for example, the Bank may not extend credit, lease or sell property, or furnish any services, or fix or vary the consideration for any of the foregoing on the condition that: (i) the customer must obtain or provide some additional credit, property or services from or to the Bank other than a loan, discount, deposit or trust services; (ii) the customer must obtain or provide some additional credit, property or service from or to the Company or the Bank; or, (iii) the customer must not obtain some other credit, property or services from competitors, except reasonable requirements to ensure soundness of the credit extended.

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

Regulation of the Bank

General. As a Guam-chartered bank, the Bank is subject to supervision, periodic examination and regulation by the Guam Banking Commission. As a member of the Federal Deposit Insurance Corporation, the Bank is also subject to supervision, periodic examination and regulation by the FDIC as the Bank’s primary federal regulator. If, as a result of an examination, the Guam Banking Commission or the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory, or that the Bank or its management is violating or has violated any law or regulation, the Guam Banking Commission and the FDIC have residual authority to: (i) require affirmative action to correct any conditions resulting from any violation or practice; (ii) direct an increase in capital; (iii) restrict the Bank’s growth geographically, by products and services or by mergers and acquisitions; (iv) enter into informal nonpublic or formal public memoranda of understanding or written agreements; (v) enjoin unsafe and unsound practices and issue cease and desist orders to take corrective action; (vi) remove officers and directors and assess civil monetary penalties; and, (vii) take possession of, close and liquidate the Bank.

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

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Seattle. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its members. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. As an FHLB member, the Bank is required to own a certain amount of capital stock in the FHLB. At December 31, 2012, the Bank was in compliance with the FHLB’s stock ownership requirement.

Regulatory Capital Guidelines. The federal banking agencies have established minimum capital standards known as risk-based capital guidelines. These guidelines are intended to provide measures of capitalization that reflect the degree of risk associated with a bank’s operations. The risk-based capital guidelines include both a definition of capital and a framework for calculating the amount of capital that must be maintained against a bank’s assets and off-balance sheet items. The amount of capital required to be maintained is based upon the credit risks associated with the various types and quality of a bank’s assets and off-balance sheet items. A bank’s assets and off-balance sheet items are classified under several risk categories, with each category assigned a particular risk weighting from 0% to 100%. The Bank’s Tier I capital consists of its capital stock, capital surplus, treasury stock, undivided earnings and the cumulative effect of the FDIC’s adjustment of our intangible assets. Our Tier II capital adds to Tier I the allowed portion of our reserves for possible loan losses. The inclusion of Tier II capital as qualifying capital for regulatory purposes is subject to certain other requirements and limitations of the federal banking agencies. The federal regulators require a minimum ratio of total qualifying capital to risk-adjusted assets of 8%, a minimum ratio of Tier I capital to risk-adjusted assets of 4% and a minimum amount of Tier 1 capital to total assets (referred to as the “leverage ratio”) of 4%. As of December 31, 2012, the Company’s capital levels met all minimum regulatory requirements and the Bank was considered “well capitalized” under the regulatory framework for prompt corrective action described below. There is no condition or event since December 31, 2012, that management believes has changed the Company’s or the Bank’s capitalization category.

Prompt Corrective Action. The federal banking agencies possess broad powers to take prompt corrective action to resolve the problems of regulated banks. Each federal banking agency has issued regulations defining five capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” Under the regulations, a bank shall be deemed to be:

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

FDIC Insurance and Insurance Assessments. The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions, and safeguards the safety and soundness of the banking and savings industries. The FDIC insures the Bank’s customer deposits through the Deposit Insurance Fund (“DIF”). The maximum deposit insurance amount was permanently increased from $100,000 to $250,000 under the Dodd-Frank Act.

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

Temporary Liquidity Guarantee Program. The FDIC’s Transaction Account Guarantee (“TAG”) Program, one of two components of the Temporary Liquidity Guarantee Program, provided full federal deposit insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount. Although approved for participation, the Bank opted out of this program on January 1, 2010. Subsequently, the Dodd-Frank Act extended unlimited deposit insurance to non-interest-bearing transaction accounts until December 31, 2012, when this provision expired.

The Dodd-Frank Act included a two-year extension of the TAG Program, though the extension did not apply to all accounts covered under the original program. The extension through December 31, 2012, applied only to non-interest bearing transaction accounts. Beginning January 1, 2011, low-interest consumer checking accounts (“NOW Accounts”) were no longer eligible for the unlimited guarantee. Unlike the original TAG Program, which allowed banks to opt in, the extended program applied at all FDIC-insured institutions and was no longer funded by separate premiums. The FDIC accounted for the additional TAG insurance coverage in determining the amount of the general assessment it charged under the risk-based assessment system.

The second component of the Temporary Liquidity Guarantee Program, the Debt Guarantee Program, guaranteed certain senior unsecured debt of participating organizations. The Bank did not participate in this component of the Temporary Liquidity Guarantee Program.

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

The federal banking agencies have adopted regulations which measure a bank’s compliance with its CRA obligations on a performance-based evaluation system. This system bases CRA ratings on an institution’s actual lending service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements. The ratings range from “outstanding” to a low of “substantial noncompliance.” The Bank had a CRA rating of “satisfactory” as of its most recent regulatory examination. A copy of the rating report is publicly available for review in the Bank’s Hagåtña Branch.

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

USA Patriot Act of 2001. Under USA Patriot Act of 2001 (the “Patriot Act”), financial institutions are subject to prohibitions regarding specified financial transactions and account relationships, as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. Among other things, the Patriot Act requires: (i) enhanced due diligence policies, procedures, and controls on banks opening or holding accounts for foreign banks or wealthy foreign individuals; and, (ii) requires all financial institutions to establish anti-money laundering programs. The Bank has adopted and implemented policies and procedures to comply with the requirements of the Patriot Act.

Office of Foreign Assets Control Regulation. The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are typically known as the “OFAC” rules based on their administration by the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”). The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and, (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences, including civil money penalties and potential criminal prosecution, so the Bank has established policies and implemented procedures to detect and prohibit transactions that would violate the OFAC rules.

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

The United States economy has experienced a downturn since 2007, leading to a general reduction of business activity and growth across industries and regions. Although there are indications that a gradual recovery is underway, the economy is still relatively weak. Consumer spending, liquidity and availability of credit have all been restricted, and the unemployment rate, while slowly decreasing, is still unusually high nationally as well as in the principal markets we serve.

The financial services industry has been materially and adversely affected by the weakened economy and by the monetary policy responses intended to correct that weakness. The negative effect of reduced market interest rates has reduced our interest rate margin despite us having established minimum rate levels on our variable rate loans. In order to retain core deposits and as a reputational matter, our consumer savings account rates have been higher than our competitors’ offerings for the past four years. Continuation of the economic downturn and high unemployment may negatively impact our operating results; however, the Bank has not experienced any adverse liquidity issues in recent years. Additionally, adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans. These factors could expose us to an increased risk of loan defaults and losses, and have an adverse impact on our earnings.

Recent legislative and required regulatory initiatives will impose restrictions and requirements on financial institutions that could have an adverse effect on our business.

The United States Congress, the Treasury Department and the FDIC have taken several steps to support the financial services industry, which have included certain well-publicized programs, such as the Troubled Asset Relief Program, as well as programs enhancing the liquidity available to financial institutions and increasing the insurance coverage available on bank deposits. These programs have provided an important source of support to many financial institutions. Partly in response to these programs and the current economic climate, the Dodd-Frank Act was enacted. Few provisions of the Dodd-Frank Act were effective immediately, with various provisions becoming effective in stages. Many of the provisions required governmental agencies to implement rules by the end of 2011. These rules have increased regulation of the financial services industry and impose restrictions on the ability of some firms within the industry to conduct business consistent with historical practices. As examples, these rules impact the ability of financial institutions to charge certain banking and other fees, impose new restrictions on lending practices and require depository institution holding companies to maintain capital at levels not less than the levels required for insured depository institutions. The Dodd-Frank Act created a new financial consumer protection agency, known as the Bureau of Consumer Financial Protection (the

“Bureau”), that is empowered to promulgate new consumer protection regulations and revise existing regulations in many areas of consumer compliance, which may increase our regulatory compliance burden and costs, and may restrict the financial products and services we offer to our customers. Moreover, the Dodd-Frank Act permits states to adopt stricter consumer protection laws and state attorneys general may enforce consumer protection rules issued by the Bureau.

The Dodd-Frank Act prohibits new trust preferred issuances from counting as Tier 1 capital. These restrictions limit future capital strategies. Although neither the Bank nor the Company use derivative transactions, the Dodd-Frank Act also increases regulation of derivatives and hedging transactions, which could limit our ability in the future to enter into, or increase the costs associated with, interest rate and other hedging transactions. Although certain provisions of the Dodd-Frank Act, such as direct supervision by the Bureau, will not apply to banking organizations with less than $10 billion of assets, such as the Company, the changes resulting from the legislation will impact our business nonetheless. These changes will require us to invest significant management attention and resources to evaluate and make the changes necessary to comply with the new laws, rules and regulations.

Any future FDIC insurance premium increases will adversely affect our earnings.

In April 2009, the FDIC revised its risk-based assessment system. The changes to the system involve adjustments to the risk-based calculation of an institution’s unsecured debt, secured liabilities and brokered deposits. Depending on any future losses that the FDIC Deposit Insurance Fund may suffer due to failed institutions, there can be no assurance that there will not be additional premium increases in order to replenish the Fund, but the rate of bank failures has diminished over the past two years. FDIC deposit insurance expense for the year ended December 31, 2011 was estimated to be $28.5 billion; in 2012, it was estimated to be $23.1 billion. During the latter half of 2009 the FDIC issued a final ruling requiring insured institutions, exclusive of those granted an exemption, to pre-pay their regulatory assessments for 2010, 2011 and 2012. The Bank pre-paid these assessments and has amortized the expense over the affected period.

Risks Related to Our Markets and Business

Our profitability is dependent upon the economic conditions of the markets in which we operate.

We operate primarily in Guam and the Commonwealth of the Northern Mariana Islands, and, as a result, our financial condition and results of operations are affected by changes in the economic conditions in those areas. Our success depends upon the business activity, population, income levels, deposits and lending activity in these markets. Because some of our customers’ business and financial interests may extend well beyond these market areas, adverse economic conditions that affect those other market areas could reduce our growth rate, affect the ability of those customers to repay their loans, and generally affect our financial condition and results of operations. Our lending operations are located in market areas dependent on tourism and fishing, along with a military presence and other federal government activities in Guam. Although recent events seem to indicate a nascent recovery, the Commonwealth of the Northern Mariana Islands has suffered setbacks in recent years because of a decline in its visitor industry and the failure of its garment industry. The other island economies have remained relatively stable. However, because of the magnified influence of external events, these small island economies tend to be somewhat more volatile than larger economic systems. Thus, our borrowers could be adversely impacted by a downturn in these sectors of the economy that could reduce the demand for loans and adversely impact the borrowers’ ability to repay their loans, which would, in turn, increase our nonperforming assets. Because of our geographic concentration in several relatively small island economies, we are less able than many regional or national financial institutions to diversify our credit risks across multiple dissimilar markets. In recent years, we have taken the initiative to expand our operations in California in an effort to increase and help to stabilize our profitability.

Our loan portfolio has a large concentration of real estate loans in Guam and San Francisco, which involves risks specific to real estate values.

A downturn in our real estate markets could adversely affect our business because many of our loans are secured by real estate. Real estate lending (including commercial and construction) is a large portion of our loan portfolio. At December 31, 2012, approximately $484.4 million, or 63% of our loan portfolio, was secured by various forms of real estate, including residential and commercial real estate. The real estate securing our loan portfolio is concentrated in Guam and San Francisco. From time to time, there have been adverse developments affecting real estate values in one or more of our markets, and the market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies, and acts of nature, such as earthquakes and typhoons. Additionally, commercial real estate lending typically involves larger loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. If real estate values decline, the value of the collateral securing some of our loans could be significantly reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans.

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

We seek to mitigate the risks inherent in our loan portfolio by adhering to specific underwriting practices. Although we believe that our underwriting criteria are appropriate for the various kinds of loans we make, we may incur losses on loans that meet our underwriting standards, and these losses may exceed the amounts set aside as reserves in our allowance for loan losses. Due to recent economic conditions, many lending institutions, including the Bank, have experienced declines in the performance of their loans, including consumer and commercial loans. The value of real estate collateral supporting some commercial loans has declined and may continue to decline. Recent developments in the financial industry and credit markets may continue to adversely impact our financial condition and results of operations.

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

At December 31, 2012, nonperforming loans were 2.06% of the total loan portfolio, and 1.30% of total assets. Nonperforming assets adversely affect our earnings in various ways. Until economic and market conditions improve, we may incur losses relating to an increase in nonperforming assets. We do not record interest income on non-accrual loans or other real estate owned, thereby adversely affecting our income, and increasing our loan administration costs. Upon foreclosure or similar proceedings, we record the foreclosed asset at the fair value of the asset, reduced by estimated selling costs, which may result in a loss. An increase in the level of nonperforming assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the increased risk profile. While we reduce problem assets through collection efforts, asset sales, workouts, restructurings and otherwise, decreases in the value of the underlying collateral or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, our results of operations and our financial condition.

In addition, the resolution of nonperforming assets requires significant commitments of time from management and our directors, which can hinder the performance of their other responsibilities. If the current economic and market conditions worsen, it is possible that we will experience future increases in nonperforming assets, particularly if we are unsuccessful in our efforts to reduce our classified assets, which would have an adverse effect on our business.

We may be required to make additional provisions for loan losses and charge off additional loans in the future, which could adversely affect our results of operations.

For the year ended December 31, 2012, we recorded a $3.9 million provision for loan losses, charged off $6.1 million of loans, and recovered $3.3 million of loans previously charged off. At December 31, 2012, we had $480.4 million in commercial and residential real estate loans and $3.9 million in construction loans, of which $15.2 million was on non-accrual. Construction loans and commercial real estate loans comprise a substantial portion of our nonperforming assets. Deterioration in the real estate market in Guam, San Francisco and/or the Commonwealth of the Northern Mariana Islands could affect the ability of our loan customers to service their debt, which could result in additional loan charge-offs and provisions for loan losses in the future, and could have a material adverse effect on our financial condition, results of operations and capital.

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

Our profitability depends in part on our success in attracting and retaining a stable base of low-cost deposits. At December 31, 2012, 25% of our deposit base was comprised of non-interest bearing deposits. While we generally do not believe these core deposits are very sensitive to interest rate fluctuations, the competition for these deposits in our markets is strong. If we were to lose a significant portion of our low-cost deposits, it could negatively impact our liquidity and profitability.

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

Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and tax basis of assets and liabilities computed using enacted tax rates. If we determine that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we are required under generally accepted accounting principles to establish a full or partial valuation allowance. If we determine that a valuation allowance is necessary, we are required to incur a charge to operations. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our net deferred tax asset will be realized. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. At December 31, 2012, we had a net deferred tax asset of $3.7 million. For the year ended December 31, 2012, we established a partial valuation allowance of $2.4 million to reduce the deferred tax asset because, in management’s opinion, it is more likely than not that only the remaining $3.7 million will be realized. If we were to determine at some point in the future that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we would be required, under generally accepted accounting principles, to establish a full or increase any partial valuation allowance, which would require us to incur a charge to operations for the period in which the determination was made.

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

Severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact our business.

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

The Company common stock is traded in the Over-the-Counter market under the symbol “BKGMF.” The trading volume has historically been substantially less than that of larger financial services companies. This may make it difficult for stockholders to resell shares of common stock at times or at prices they find attractive. Stock price volatility may also make it more difficult to sell common stock quickly and at attractive prices.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

Our properties consist primarily of leased office facilities for our branch offices. Our headquarters facility, which we own, consists of 74,240 square feet in Hagåtña, Guam. We also own the buildings of our Santa Cruz branch in Guam, and Garapan branch in Saipan and the Rota branch in the CNMI, which comprise 47,292 square feet in total. These branch buildings are situated on leased land. We believe our facilities are in excellent condition and suitable for the conduct of our business.

For additional information on operating leases and rent expense, see Note 16 to the Consolidated Financial Statements.

ITEM 3.	Legal Proceedings

Neither the Company nor the Bank is involved in any legal proceedings other than those occurring on a routine basis in the ordinary course of business. The majority of such proceedings have been initiated by the Bank in the process of collecting delinquent loans. Such routine legal proceedings, in the aggregate, are believed by Management to be immaterial to the financial condition, results of operations and cash flows of the Company as of December 31, 2012.

ITEM 4.	Mine Safety Disclosures

None.

PART II

ITEM 5.	Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Market and Dividend Information

The Company’s common stock is traded through the OTC Bulletin Board and is quoted under the symbol “BKGMF.” Transactions of the Company’s common stock through private negotiated sales are also facilitated with the assistance of the Bank’s Trust Department. Management is not aware of any securities dealers which actively make a market in the Company’s common stock. No assurance can be given that an active trading market will be sustained for the common stock at any time in the future. The following table sets forth the high and low sale price for the common stock for the periods indicated, along with cash dividend payments for each of the quarters presented. The stock prices in the table are based upon information provided by the Bank’s Trust Department, and are derived from private sales executed through the Bank’s Trust Department, and sales through the OTC Bulletin Board.

	Stock Price
	High	Low	Dividend Per Share
Quarter
Year ended December 31, 2012
Fourth Quarter	$10.00	$7.67	$0.125
Third Quarter	$10.00	$8.62	$0.125
Second Quarter	$12.00	$8.00	$0.125
First Quarter	$10.50	$8.00	$0.125
Year ended December 31, 2011
Fourth Quarter	$12.00	$8.00	$0.125
Third Quarter	$15.00	$6.20	$0.125
Second Quarter	$11.00	$5.00	$0.125
First Quarter	$12.00	$9.00	$0.125

As of March 15, 2013, there were approximately 4,326 holders of record of common stock. There are no other classes of common equity or other types of stock outstanding.

Dividend Policy

At its discretion, the Board of Directors of the Company declares dividends to its stockholders on a quarterly basis. The Company declared and paid dividends of $0.125 per share to stockholders as of a declaration date for each share of common stock outstanding in each of the quarters during the years ended December 31, 2012, 2011 and 2010.

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

Securities Authorized For Issuance Under Equity Compensation Plans

Employee Stock Purchase Plan

The 2001 Non-Statutory Stock Option Plan (the “Plan”) was adopted by the Board of Directors and approved by the stockholders in 2001 and became effective on May 1, 2001. The Plan functioned as a stock purchase plan whereby eligible employees of the Bank who elected to participate had the right to purchase common stock at a 15% discount from the market value of the common stock at the date of exercise. Employees could purchase the common stock using payroll deductions or pursuant to an installment purchase agreement. The Employee Stock Option Plan Committee of the Board of Directors administered the Plan. The aggregate number of shares authorized for issuance under the Plan was 1,947. As of December 31, 2010, there were 1,657 shares granted. The Bank accounts for stock-based compensation in accordance with ASC 718 “Compensation – Stock Compensation”. The compensatory element of the eligible shares to be purchased under the Plan was the difference between the market value of the stock and the exercise price. The Plan was terminated on April 30, 2011. Compensation cumulative expense pursuant to this plan was $2,659 as of December 31, 2011.

The Bank’s 2011 Employee Stock Purchase Plan (the “2011 Plan”) was adopted by the Bank’s Board of Directors and approved by the Bank’s Stockholders on May 2, 2011. This plan was subsequently adopted by the Company after the Reorganization. The 2011 Plan is open to all employees of the Company and the Bank who have met certain eligibility requirements.

Under the 2011 Plan, as amended and restated as of July 1, 2012, eligible employees can purchase, through payroll deductions, shares of common stock at a discount. The right to purchase stocks is granted to eligible employees during a period of time that is established from time to time by the Board of Directors of the Company. Eligible employees cannot accrue the right to purchase more than $25 thousand worth of stock at the fair market value at the beginning of each offer period. Eligible employees also may not purchase more than one thousand five hundred (1,500) shares of stock in any one offer period. The shares are purchased at 85% of the fair market price of the stock on the enrollment date.

	At December 31, 2012
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,172	$7.86	1,495,828
Equity compensation plans not approved by security holders	- 0 -	- 0 -	- 0 -
Total	4,172	$7.86	1,495,828

ITEM 6.	Selected Financial Data

	For the years ended December 31,
	2012	2011	2010	2009	2008
	(Dollar and Share Amounts in Thousands, Except Per Share Data)
INCOME STATEMENT DATA:
Interest income	$62,278	$51,280	$49,417	$49,624	$50,021
Interest expense	5,547	5,615	6,028	9,025	9,843
Net interest income before provision for loan losses	56,731	45,665	43,389	40,599	40,178
Provision for loan losses	3,900	4,617	3,125	2,550	2,400
Net interest income after provision for loan losses	52,831	41,048	40,264	38,049	37,778
Non-interest income	12,567	12,597	12,245	12,154	10,718
Non-interest expense	53,354	47,153	43,073	42,774	39,878
Income before income taxes	12,044	6,492	9,436	7,429	8,618
Income tax expense	3,424	758	2,344	1,928	2,409
Net income	$8,620	$5,734	$7,092	$5,501	$6,209
PER COMMON SHARE DATA:
Basic net income	$0.98	$0.65	$0.81	$0.63	$0.72
Diluted net income	$0.98	$0.54	$0.79	$0.62	$0.70
Book value per common share	$10.77	$10.14	$9.68	$9.33	$9.38
Weighted average number of shares outstanding — basic	8,779	8,752	8,721	8,681	8,642
Weighted average number of shares outstanding — diluted	8,780	10,572	8,952	8,915	8,868
Shares outstanding at period end	8,782	8,779	8,715	8,670	8,636
BALANCE SHEET DATA:
Securities	$333,806	$221,551	$221,876	$278,891	$209,339
Net loans	$748,832	$728,198	$611,139	$550,297	$515,168
Allowance for loan losses	$12,228	$11,101	$9,408	$8,895	$9,943
Goodwill and other intangible assets	$783	$783	$783	$783	$783
Total assets	$1,211,381	$1,139,964	$990,601	$940,572	$858,277
Total deposits	$1,102,540	$1,038,339	$889,275	$811,894	$739,663
Federal home loan bank advance & note payable	$10,145	$10,200	$15,000	$35,000	$35,000
Total stockholders’ equity	$94,424	$89,036	$84,352	$80,895	$81,014
SELECTED PERFORMANCE RATIOS:
Return on average assets	0.71%	0.54%	0.72%	0.57%	0.70%
Return on average equity	9.26%	6.58%	8.48%	6.71%	7.95%
Net interest margin	5.01%	4.65%	5.03%	4.60%	4.88%
CAPITAL RATIOS:
Total risk-based	13.51%	15.31%	13.76%	14.95%	15.66%
Tier 1 risk-based	12.43%	14.25%	12.21%	13.70%	14.41%
Tier 1 leverage	7.40%	7.87%	8.52%	8.07%	9.25%

ITEM 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

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

During 2012, there were two significant events that impacted the Company’s financial condition and operations:

•

On June 6, the government of Guam issued revenue bonds in the amount of $108.5 million. After costs of issuance, a net $104.7 million was available for $59.9 million in income tax refunds, $24.8 million in payments into the Government of Guam Retirement Fund, and $19.9 million for the Guam Department of Education and other general government expenses. Bank of Guam serves as Trustee for these bonds, and although the proceeds have been disbursed, a significant proportion of the funds have returned to the Bank in depository accounts.

•

Over the course of the year, tourist arrivals from Japan almost completely recovered from their substantial decline in the wake of an earthquake, tsunami and nuclear plant disaster in Japan on March 11, 2011. In part due to the fact that a portion of the decline in Japanese arrivals had been replaced by tourists from Taiwan and South Korea, 2012 recorded the highest number of arrivals since 1997, at 1.3 million. This rebound in Guam’s tourism industry led to improvements in payroll employment and other aspects of the economy, enhancing the Bank’s business.

For the year ended December 31, 2012, net income was $8.6 million, or $0.98 per diluted common share. For the year ended December 31, 2011, net income was $5.7 million, or $0.54 per diluted common share. For the year ended December 31, 2010, net income was $7.1 million, or $0.79 per diluted common share.

The annualized return on average assets and average equity for the year ended December 31, 2012 were 0.71% and 9.26%, respectively, compared to 0.54% and 6.58%, respectively, for 2011, and 0.72% and 8.49%, respectively, for 2010.

The following are major factors that impacted the Company’s results of operations:

•

Net interest income increased 24.2% to $56.7 million for the year ended December 31, 2012, from $45.7 million for the year ended December 31, 2011, due to a significant $11.0 million increase in interest income and a nominal reduction in interest expenses. Net interest income increased 5.2% to $45.7 million for the year ended December 31, 2011, from $43.4 million for the year ended December 31, 2010, due to an increase of $1.9 million in interest income and a $0.4 million decrease in interest expense.

•

The net interest margin increased 36 basis points to 5.01% for the year ended December 31, 2012, compared with 4.65% for the year ended December 31, 2011. The increase in the net interest margin for 2012 compared to 2011 was primarily due to a 28 basis point increase in the yields on loans, interest-bearing deposits in banks and securities, augmented by a 13 basis point decrease in rates paid on deposits and other borrowings. The net interest margin decreased by 38 basis points to 4.65% for the year ended December 31, 2011, compared with 5.03% for the year ended December 31, 2010. The decrease in the net interest margin for 2011 compared to 2010 was primarily due to a 51 basis point decrease in the yields on loans, interest-bearing deposits in banks and securities, which was only partially offset by a 10 basis point decrease in rates paid on deposits and other borrowings.

•

The provision for loan losses was $3.9 million for the year ended December 31, 2012, compared to $4.6 million for the year ended December 31, 2011, and $3.1 million for the year ended December 31, 2010. The decrease in the provision for loan losses in 2012 compared to 2011 reflects lower net charge-offs during the year, tempered by an increase in nonperforming loans associated with moderate growth in on our loan portfolio, as well as improved stability in financial markets and the gradual improvement in the overall economy. The increase in the 2011 provision for loan losses compared to 2010 reflects the growth in the size of the loan portfolio during the year, including the expansion in the San Francisco commercial portfolio and the Wells Fargo portfolio acquisition, with its moderately higher risks, as well as management’s assessment of economic conditions.

•

Non-interest income decreased nominally, by 0.2%, to $12.57 million for the year ended December 31, 2012, just $30 thousand less than the $12.60 million for the year ended December 31, 2011. The decrease in non-interest income in 2012 compared to 2011 was primarily due to there being no gain on the sale of assets in 2012, a reduction from $1.1 million from the previous year, and a reduction of $0.4 million in cardholder income, partially offset by the additional $1.0 million in income from merchant services and $0.3 million in other income. Non-interest income increased by 2.9% in 2011 to $12.6 million, compared to $12.2 million in 2010, primarily as a result of increases in gains from the sale of assets, other non-interest income and service fees and charges, offset by a reduction in gains on the sale of investment securities.

•

Non-interest expense was $53.4 million for the year ended December 31, 2012, compared to $47.2 million for the year ended December 31, 2011, an increase of 13.2%, primarily due to an increase in personnel costs, in furniture and equipment expense, professional services expense and in general, administrative and other expenses. Non-interest expense increased to $47.2 million in the year ended December 31, 2011, from $43.1 million for the year ended December 31, 2010, primarily due to higher personnel costs and general, administrative and other expenses, partially offset by a reduction in furniture and equipment expenses, lower FDIC deposit insurance costs and a reduction in professional services expenses.

•

The 50.3% increase of net income in 2012 compared to 2011 was primarily due to the $11.1 million increase in net interest income, supplemented by a $0.7 million decrease in the provision for loan losses, partially offset by the increase in non-interest expense and the increase of $2.7 million in income taxes. The 19.1% reduction in net income from 2010 to 2011 was primarily due to the $4.1 million increase in non-interest expense, offset by the $0.8 million increase in net interest income after the provision for loan losses, a $0.4 increase in non-interest income and the $1.6 million decrease in income taxes.

The following are important factors in understanding our current financial condition and liquidity position:

•

Cash, Federal Funds sold, interest-bearing deposits in other financial institutions, and investment securities available-for-sale and held-to-maturity collectively increased by 15.8%, to $406.0 million, at December 31, 2012, from $350.5 million at December 31, 2011. The increase in liquid assets is primarily due to a $64.2 million growth in deposits, a $1.9 million increase in other liabilities, a $5.4 million increase in stockholders’ equity and a $4.5 million reduction in other assets, partially offset by a $20.6 million increase in net loans.

•

Total loans, net of deferred fees and the allowance for loan losses, increased $20.6 million, or 2.8%, to $748.8 million at December 31, 2012, compared to $728.2 million at December 31, 2011. Commercial loans increased $20.0 million to $457.3 million at December 31, 2012 from $437.3 million at December 31, 2011. In addition, consumer loans, including residential mortgage loans, increased $2.1 million, to $305.6 million, at December 31, 2012, from $303.5 million at December 31, 2011.

•	Classified assets increased to $41.4 million at December 31, 2012, compared to $33.9 million at December 31, 2011.

•	The allowance for loan losses at December 31, 2012, was $12.2 million, or 1.60% of total loans. The allowance for loan losses for December 31, 2011, was $11.1 million, or 1.50% of total loans.

•	Nonperforming loans increased $2.0 million to $15.7 million, or 2.06% of total loans, at December 31, 2012, from $13.7 million, or 1.85% of total loans, at December 31, 2011.

•	Net loan charge-offs were $2.77 million for the year ended December 31, 2012, as compared to the $2.92million in net charge-offs for the year ended December 31, 2011.

•

The ratio of noncore funding of $48.6 million (which consists of $100,000 and over time deposits plus short-term borrowings) to total assets was 4.01% at December 31, 2012, compared to $50.2million, or 4.40% of total assets, at December 31, 2011.

•	The loan-to-deposit ratio decreased to 69.2% at December 31, 2012, as compared to 71.3% at December 31, 2011.

•

Capital ratios significantly exceed regulatory requirements for a well-capitalized financial institution, both at the Company level and in the Bank. The leverage ratio at the Company was 7.40%, with a Tier 1 risk-based capital ratio of 12.43%, and a total risk-based capital ratio of 13.51% at December 31, 2012. The leverage ratio at the Company was 7.87%, with a Tier 1 risk-based capital ratio of 14.25%, and a total risk-based capital ratio of 15.31% at December 31, 2011. The regulatory well-capitalized guidelines are a minimum of a 5% leverage ratio, a 6% Tier 1 risk-based capital ratio, and a 10% total risk-based capital ratio. The decrease in the ratios from December 31, 2011, to December 31, 2012, was due to the conversion of lower-risk securities to loans that carry a higher risk along with substantial growth in the securities portfolio and a reduction in deposits with other banks.

Deposits

The composition and cost of the Bank’s deposit base are important in analyzing the Bank’s net interest margin and balance sheet liquidity characteristics. The Bank’s depositors are generally located in its primary market area. Depending on loan demand and other funding requirements, the Bank also attracts deposits through its interest rate pricing. The Bank monitors all deposits that may be sensitive to interest rate changes to help ensure that liquidity risk does not become excessive due to deposit migration. Deposits at December 31, 2012, were $1.10 billion, compared to $1.04 billion at December 31, 2011. The 6.2% increase is primarily due to an injection of funding into the Guam market by the issuance of a $104.7 million municipal bond by the government of Guam, which was largely distributed to taxpayers in the form of overdue tax refunds and to government retirees in the form of a Cost-of-Living Adjustment, respectively, with the remainder going into the government’s General Fund.

The Bank does not currently accept brokered deposits because it already maintains ample liquidity, but may do so in the future.

Liquidity

Our liquidity position refers to our ability to maintain cash flows sufficient to fund operations and to meet obligations and other commitments in a timely fashion. We believe that the Bank’s liquidity position is more than sufficient to meet our operating expenses, borrowing needs and other obligations for 2013, and management has tested and determined that, even under severely stressed scenarios, the Bank’s liquidity will be more than adequate to meet our requirements. Our liquidity has increased significantly as we shifted from longer-duration, Held-To-Maturity securities in our investment portfolio to shorter-duration, Available-For-Sale investments as a defensive measure due to historically low interest rates and yields. At December 31, 2012, we had $74.2 million in cash and cash equivalents and approximately $84.1 million in available borrowing capacity from various sources, including the Federal Home Loan Bank (“FHLB”), the Federal Reserve Bank of San Francisco (“FRB”), and Federal Funds facilities with several financial institutions. The Bank also had $186.6 million in unpledged securities available at December 31, 2012. Our loan-to-deposit ratio decreased to 69.2% at December 31, 2012, compared to 71.3% at December 31, 2011, as our net loans increased by 2.8% and our deposits grew by 6.2%.

Lending

Our loans originate almost entirely through the branch offices located in our primary market. As the Bank has approached a saturation point in our primary service area, we have expanded our activities in California through our branch in San Francisco. In December 2011, we purchased $100.3 million in consumer and mortgage loans from Wells Fargo Financial as they wound down their activities in Guam and in Saipan in the Northern Mariana Islands. The total loan portfolio remains well diversified with commercial and industrial loans accounting for 18.2% of the portfolio at December 31, 2012. Commercial real estate loans accounted for 41.2% of the total loan portfolio at December 31, 2012. Construction loans decreased from 1.0% of the portfolio at December 31, 2011, to 0.5% at December 31, 2012. Residential mortgages and other consumer-related loans accounted for the remaining 40.1% of total loans at December 31, 2012. The increase in gross loans in 2012 compared to 2011 was primarily due to an increase in our consumer loan portfolio and expansion in our lending in California, partially offset by decreases in commercial and industrial loans, commercial construction loans, residential mortgages and automobile loans. The Bank also services $197.4 million in loans sold to the Federal Home Loan Mortgage Corporation. The Bank exercises careful selectivity with respect to the types of loans it chooses to originate.

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

From January 22, 2008, through December 16, 2008, the Federal Reserve’s Open Market Committee reduced short-term interest rates by 325 basis points in response to the credit crisis and economic downturn that resulted from the collapse in the U.S. housing market and the subsequent global recession. The target Federal Funds Rate in the range of 0.00% to 0.25% remains in effect, and has been reinforced by massive purchases of financial assets by the Federal Reserve in its programs of quantitative easing. The decrease in short-term rates immediately affected the rates applicable to many of the Bank’s loans. While the decrease in interest rates also lowered the cost of interest bearing deposits, which represents the Bank’s primary funding source, these deposits tend to re-price more slowly than floating rate loans. The historically low level of short-term interest rates, including the prime rate, has significantly compressed the Bank’s net interest margin.

Management of Credit Risk

We continue to proactively identify, quantify and manage our problem loans. Early identification of problem loans and potential future losses helps enable us to resolve credit issues with potentially less risk and lower ultimate losses. We maintain an allowance for loan losses in an amount that we believe is adequate to absorb probable and projected incurred losses in the portfolio. While we strive to carefully monitor and manage credit quality and to identify loans that may be deteriorating, circumstances can change at any time that may result in future losses for loans included in the portfolio, that as of the date of the financial statements have not yet been identified as potential problem loans. Through established credit practices, we adjust the allowance for loan losses accordingly. However, because future events are uncertain, there may be loans that deteriorate, some of which could occur in an accelerated time frame. As a result, future additions to the allowance may be necessary. Because the loan portfolio contains a number of commercial loans, commercial real estate and construction loans with relatively large balances, deterioration in the credit quality of one or more of these loans may require a significant increase to the allowance for loan losses. Future additions to the allowance may also be required based on changes in the financial condition of borrowers, such as have resulted due to the current economic conditions. Additionally, federal and local banking regulators throughout our market area, as an integral part of their supervisory function, periodically review our allowance for loan losses. These regulatory agencies may require us to recognize further loan loss provisions or charge-offs based upon their judgments, which may be different from ours. Any increase in the allowance for loan losses would have an adverse effect, which may be material, on our financial condition and results of operation.

Further discussion of the management of credit risk appears under “Provision for Loan Losses” and “Allowance for Loan Losses”.

Non-Interest Income

While net interest income remains the largest single component of total revenues, non-interest income is an important component, as well. In total, the Bank received $12.57 million in non-interest income during 2012, a nominal decrease of $30 thousand from the $12.60 million recorded for 2011, both of which exceeded the $12.25 million received in 2010. The decrease from 2011 to 2012 is due in part to a reduction in gains from the Bank’s sale of assets and securities that resulted in a net $1.4 million gain for 2012, in contrast to the Bank’s $2.4 million gain on the sale of securities and other assets in 2011. The Bank realized a $2.6 million gain in 2010.

During 2012, the Bank received $2.2 million in income from merchants for credit and debit card processing, substantially higher than the $1.3 million in income from that source in 2011 and the $1.3 million received in 2010. This was due to our conversion to the VISA debit card, which offers the option of signature transactions in addition to personal identification number (PIN) transactions, generating additional processing revenues. The Bank received $1.3 million in income from its cardholders during 2012, a decrease from the $1.6 million received in 2011 and the $1.5 million received during 2010.

Non-Interest Expense

Management considers the control of operating expenses to be a critical element of the performance of the Company and the Bank. Over the last several quarters, the Bank has undertaken initiatives to contain its non-interest expense and improve its efficiency. Nevertheless, total non-interest expense was $53.5 million for year ended December 31, 2012, compared to $47.2 million for year ended December 31, 2011. This increase was largely the result of upgrades in the Bank’s branches, growing compliance costs and the expansion in the volume of our business. Operating expense increased by $6.2 million for the year ended December 31, 2012, compared to the year ended December 31, 2011, primarily due to a $2.5 million increase in salaries and employee benefits expense, a $1.3 million increase in furniture and equipment expense, an increase in general, administrative and other expenses of $1.1 million, and an increase of $748 thousand in professional services expense. Operating expenses in 2011 were $4.1 million higher than 2010, primarily due to a $3.5 million increase in salaries and employee benefits expense and a $781 thousand increase in general, administrative and other expenses.

Capital Management

As part of its asset and liability management process, the Company continually assesses its capital position to take into consideration growth, expected earnings, risk profile and potential corporate activities that it may choose to pursue.

During the past several years, the Bank’s principal source of increases in capital has been retained earnings, supplemented by stock purchases through our 2001 Non-Statutory Stock Option Plan, which expired in 2011. Since the expiration of the option plan, the Company instituted a new Employee Stock Purchase Plan in mid-2012. See Note 14 of Notes to Consolidated Financial Statements in Item 15 of this Annual Report for a description of the Employee Stock Purchase Plan.

The Bank remains “well capitalized” by all three regulatory measures of capital adequacy, and has developed a plan for capital acquisition should the need arise.

Results of Operations

The Bank earns income from two primary sources. The first is net interest income, which is interest income generated by earning assets less interest expense on interest-bearing liabilities. The second is non-interest income, which primarily consists of service fees and charges, net investment securities gains, income from merchants for processing credit and debit card transactions, and non-interest income from holders of the Bank’s credit cards. The majority of the Company’s non-interest expenses are operating costs that relate to providing a full range of banking services to our customers.

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

Distribution, Rate and Yield

	Years Ended December 31,
	2012			2011			2010
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
Interest earning assets:
Interest earning deposits in banks¹	$83,579	$326	0.39%	$75,320	$422	0.56%	$28,662	$593	2.07%
Federal Funds sold	5,000	6	0.12%	6,667	9	0.13%	11,635	13	0.11%
Investment Securities²	298,993	5,671	1.90%	264,634	5,834	2.20%	223,352	5,605	2.51%
Loans³	743,759	56,275	7.57%	635,176	45,015	7.09%	599,378	43,206	7.21%

Total earning assets	1,131,331	62,278	5.50%	981,797	51,280	5.22%	863,027	49,417	5.73%
Noninterest earning assets	79,809			82,536			117,342

Total Assets	$1,211,140			$1,064,333			$980,369

Interest-bearing liabilities:
Interest-bearing checking accounts	$106,616	$252	0.24%	$86,177	$206	0.24%	$75,329	$176	0.23%
Money market and savings accounts	660,080	4,681	0.71%	536,905	4,689	0.87%	492,028	4,688	0.95%
Certificates of deposit	57,967	215	0.37%	72,455	289	0.40%	91,885	588	0.64%
Other borrowings	10,223	399	3.90%	10,833	431	3.98%	15,833	574	3.63%

Total interest-bearing liabilities	834,886	5,547	0.66%	706,370	5,615	0.79%	675,075	6,026	0.89%

Non-interest bearing liabilities	283,174			270,816			221,752

Total Liabilities	1,118,060			977,186			896,827
Stockholders’ equity	93,080			87,147			83,542

Total Liabilities and Stockholders’ Equity	$1,211,140			$1,064,333			$980,369

Net interest income		$56,731			$45,665			$43,391

Interest rate spread			4.84%			4.43%			4.84%

Net interest margin			5.01%			4.65%			5.03%

[1]	Includes interest bearing deposit balances we maintain with other financial institutions and the Federal Reserve Bank of San Francisco.
[2]	Includes all investment securities in the Available-for-Sale and the Held-to-Maturity classifications.
[3]	Includes average balances of non-accrual loans.

The Distribution, Rate and Yield table above sets forth the dollar amounts in interest earned and paid for each major category of interest earning assets and interest-bearing liabilities for the noted periods, as well as their respective yields and costs, and the resulting interest rate spreads and net interest margins.

The Bank’s net interest margin, expressed as a percentage of average earning assets, was 5.01% for 2012, up 36 basis points from 4.65% for 2011, while average earning assets increased by 15.2% during the year, from $982 million in 2011 to $1.1 billion in 2012. Although yields on interest earning deposits in other banks and investment securities decreased by 17 basis points and 30 basis points, respectively, the Company’s net interest margin increased in 2012 as yields on loans increased 48 basis points and the average yield on total earning assets increased by a net 28 basis points. Average total interest-bearing liabilities increased by 18.2% during 2012, to $834.9 million from $706.4 million the previous year, yet the cost of deposits and other borrowings decreased by 13 basis points, to 0.66% in 2012 from 0.79% in 2011, as a result of maturing higher-cost certificates of deposit and a more cost-effective blend of core deposits.

Net interest income for the year ended December 31, 2012, increased $11.0 million, to $56.7 million, compared to $45.7 million a year earlier, primarily due to an increase in interest income derived from the growth in average loan balances, partially offset by a reduction in income from investment securities, and from the reduction in interest paid on time deposits and other borrowings. Net interest income for 2011 increased by $2.3 million from 2010, primarily due to an increase in interest income derived from the increase in average loan balances, coupled with an increase in income from investment securities and the reduction in interest paid on interest-bearing deposits. The Bank’s net interest margin was 4.65% in 2011, compared to 5.03% in 2010, a decrease of 38 basis points.

A substantial portion of the Bank’s earning assets are variable-rate loans that re-price when the Bank’s reference rate, usually the New York prime lending rate, is changed. This is in contrast to a large base of core deposits that are generally slower to re-price. This causes the Bank’s balance sheet to be liability-sensitive, which means that, all else being equal, net interest margin will be higher during periods when short-term interest rates are falling and lower when rates are rising. However, because the interest rate on our personal savings accounts is higher than our competitors’, we will not necessarily have to raise rates on that portion of our core deposits as general market interest rates increase, mitigating the sensitivity of our net interest margin to rising interest rates.

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

For 2012, the Bank had a provision for loan losses of $3.9 million, compared to a provision for loan losses of $4.6 million for 2011 and $3.1 million for 2010. The 2012 provision is deemed by management to be sufficient to replenish the allowance for loan losses due to net losses during the year, as well as to build the allowance to a level that is adequate to absorb all reasonably expected future losses and to reflect management’s perception of risk in the existing loan portfolio. The increase in the 2011 provision for loan losses compared to 2010 reflects the increase in the size of the loan portfolio, a modest increase in risk associated with the purchase of the Wells Fargo Financial loan portfolio, and management’s reassessment of economic conditions.

The allowance for loan losses represented 1.60%, 1.50% and 1.51% of total loans at December 31, 2012, 2011 and 2010, respectively. Provisions for loan losses are charged to operating income to bring the allowance for loan losses to a level deemed appropriate by the Bank based on the factors discussed under “Allowance for Loan Losses”.

Non-interest income

The following table sets forth the various components of the Company’s non-interest income:

	Year Ended December 31,			Increase (decrease) 2012 versus 2011		Increase (decrease) 2011 versus 2010
	2012	2011	2010	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Service charges and fees	$4,118	$4,097	$3,894	$21	1%	$203	5%
Investment securities gains, net	1,351	1,342	2,603	9	1%	(1,261)	(48)%
Gain on sale of assets	0	1,058	0	(1,058)	(100)%	1,058	100%
Income from merchants	2,233	1,252	1,254	981	78%	(2)	0%
Income from cardholders	1,260	1,617	1,520	(357)	(22)%	97	6%
Trustee fees	811	698	728	113	16%	(30)	(4)%
Other income	2,794	2,533	2,246	261	10%	287	13%

Total non-interest income	$12,567	$12,597	$12,245	$(30)	(0)%	$352	3%

Total non-interest income in 2012 was almost exactly the same as in 2011, but its composition changed due to there being a reduction of $1.1 million in the gain on the sale of assets, to zero, and a $357 thousand decrease in income from cardholders. These decreases were principally offset by a $981 thousand increase in income from merchants and a $261 thousand increase in other income. Other sources of non-interest income include loan servicing fees, service charges and fees, and income from the Bank-owned life insurance policies. The increase in non-interest income in 2011 compared to 2010 was primarily due to a $1.1 million increase in the gain on sale of assets, a $0.3 million increase in other income and a $0.2 million increase in service charges and fees in 2011, partially offset by a $1.3 million decrease in net investment securities gains.

Non-interest expense

The following table sets forth the various components of the Company’s non-interest expense:

			2012 vs. 2011			2011 vs. 2010
	2012	2011	$ Variance	% Variance	2010	$ Variance	% Variance
Non-Interest Expense:
Salaries & employee benefits	$25,554	$23,095	$2,459	10.6%	$19,580	$3,515	18.0%
Occupancy	6,250	6,008	242	4.0%	5,861	147	2.5%
Furniture & equipment	6,229	4,953	1,276	25.8%	5,128	(175)	(3.4)%
Insurance	1,750	1,710	40	2.3%	1,695	15	0.9%
Telecommunications	1,528	1,242	286	23.0%	1,282	(40)	(3.1)%
FDIC insurance assessment	1,023	1,189	(166)	(14.0)%	1,467	(278)	(19.0)%
Contract services	1,356	1,076	280	26.0%	1,013	63	6.2%
Professional services	1,596	848	748	88.2%	952	(104)	(10.9)%
Stationery & supplies	864	812	52	6.4%	689	123	17.9%
Training & education	639	750	(111)	(14.8)%	717	33	4.6%
General, administrative & other	6,565	5,470	1,095	20.0%	4,689	781	16.7%

Total Non-Interest Expenses	$53,354	$47,153	$6,201	13.2%	$43,073	$4,080	9.5%

Non-interest expense by Category. The following table indicates the percentage of non-interest expense in each category:

	2012		2011		2010
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Non-Interest Expense:
Salaries & employee benefits	$25,554	48%	$23,095	49%	$19,580	45%
Occupancy	6,250	12%	6,008	13%	5,861	14%
Furniture & equipment	6,229	12%	4,953	10%	5,128	12%
Insurance	1,750	3%	1,710	4%	1,695	4%
Telecommunications	1,528	3%	1,242	3%	1,282	3%
FDIC insurance assessment	1,023	2%	1,189	3%	1,467	3%
Contract services	1,356	2%	1,076	2%	1,013	2%
Professional services	1,596	3%	848	2%	952	2%
Stationery & supplies	864	2%	812	2%	689	2%
Training & education	639	1%	750	1%	717	2%
General, administrative & other	6,565	12%	5,470	11%	4,689	11%

Total Non-Interest Expenses	$53,354	100%	$47,153	100%	$43,073	100%

Non-interest expense totaled $53.4 million for the year ended December 31, 2012, an increase of $6.2 million from $47.2 million in 2011. This increase is primarily attributed to the $2.5 million increase in salaries and employee benefits expense, due to a moderate increase in staffing and merit raises granted to personnel. In addition, furniture and equipment expense increased by $1.3 million, along with a $0.7 million increase in professional services expense and a $1.1 million increase in general, administrative and other expenses. These increases were partially offset by the $0.2 million decrease in the Federal Deposit Insurance Corporation assessment and $0.1 million reduction in training and education cost.

In 2011 total, non-interest expense increased by $4.1 million to $47.2 million, as compared to $43.1 million in 2010. This increase is primarily attributed to the $3.5 million increase in salaries and employee benefits expense, along with merit raises granted to personnel. In addition, occupancy and stationery expense each increased by $0.1 million, along with a $0.8 million increase in general, administrative and other expenses, which includes $0.3 million in deferred compensation expenses. These increases were partially offset by the $0.2 million decrease in furniture and equipment expenses, $0.3 million decrease in FDIC insurance cost, and $0.1 million reduction in professional services cost.

Income Tax Expense

The Company computes its provision for income taxes on a monthly basis. The effective tax rate is determined by applying the Bank’s statutory income tax rate to pre-tax book income, as adjusted for permanent differences between pre-tax book income and actual taxable income. These permanent differences include, but are not limited to, tax-exempt interest income, increases in the cash surrender value of life insurance policies, certain expenses that are not allowed as tax deductions, and tax credits.

The Bank pays income taxes in Guam and the Commonwealth of the Northern Mariana Islands under a territorial “mirror” of the U.S. Internal Revenue Code, with payments made to the respective territorial governments instead of the U.S. Treasury; there is no equivalent of a state income tax in either of these jurisdictions. The Bank also pays taxes to the governments of the Republic of Palau, the Federated States of Micronesia, the Republic of the Marshall Islands and the State of California. The Bank’s territorial and state income tax expense in 2012 was $3.4 million, as compared to an income tax expense of $758 thousand in 2011 and $2.3 million in 2010.

The difference in the effective tax rate compared to the combined territorial, foreign and state statutory tax rates of 34% is primarily the result of the Bank’s portfolio of tax-exempt loans to the government of Guam totaling $32.4 million and $42.4 million at December 31, 2012 and 2011, respectively.

Some items of income and expense are recognized in different years for tax purposes than when applying generally accepted accounting principles, leading to timing differences between the Bank’s actual tax liability and the amount accrued for this liability based on book income. These temporary differences comprise the “deferred” portion of the Bank’s tax expense or benefit, which is accumulated on the Bank’s books as a deferred tax asset or deferred tax liability until such time as they reverse. At the end of 2012 and 2011, the Bank had a net deferred tax asset of $3.7 million.

Realization of the net deferred tax assets is primarily dependent upon the Bank generating sufficient taxable income to obtain a benefit from the reversal of net deductible temporary differences, utilization of tax credit carry-forwards and the net operating loss carry-forwards for Guam, the Commonwealth of the Northern Mariana Islands and California state income tax purposes. The amount of deferred tax assets considered realizable is subject to adjustment in future periods based on estimates of future taxable income. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized. The determination of whether the deferred tax assets will actually be realized is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, including forecasts of future income, cumulative losses, applicable tax planning strategies, and assessments of current and future economic and business conditions.

In assessing the realization of deferred tax assets at December 31, 2012, based on these factors, the Bank believed that it was more likely than not that the Bank will realize only $3.7 million of the benefits of these deductible differences. Therefore, a valuation allowance of $2.4 million for deferred tax asset was recorded at December 31, 2012.

In assessing the realization of deferred tax assets at December 31, 2011, the Bank believed that it was more likely than not that the Bank will realize only $3.7 million of the benefits of these deductible differences. Therefore, a valuation allowance of $2.8 million for deferred tax asset was recorded at December 31, 2011.

Financial Condition

As of December 31, 2012, total assets were $1.21 billion, an increase of 6.3% from $1.14 billion at December 31, 2011. Total securities available-for-sale (at fair value) were $273.5 million, an increase of 59% from $171.9 million at December 31, 2011. The total loan portfolio, net of allowance for loan losses and deferred fees, was $748.8 million, an increase of 2.8% from $728.2 million at year-end 2011. Total deposits were $1.10 billion, an increase of 6.2% from $1.04 billion at year-end 2011. In addition, short-term borrowings were $10.1 million at December 31, 2012, a decrease of 0.5% from $10.2 million at December 31, 2011.

Securities Portfolio

The following table reflects the estimated fair value of Available-for-Sale securities and the amortized cost of Held-to-Maturity securities, for each category for the past two years:

Investment Portfolio

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$59,923	$360	$(138)	$60,145
U.S. government agency pool securities	73,663	275	(140)	73,798
U.S. government agency or GSE mortgage-backed securities	137,282	2,449	(152)	139,579

Total	$270,868	$3,084	$(430)	$273,522

Securities Held-to-Maturity
U.S. government agency pool securities	$1,966	$45	$(3)	$2,008
U.S. government agency or GSE mortgage-backed securities	56,159	2,054	0	58,213

Total	$58,125	$2,099	$(3)	$60,221

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$19,955	$280	$0	$20,235
U.S. government agency pool securities	9,142	79	(1)	9,220
U.S. government agency or GSE mortgage-backed securities	141,602	1,028	(199)	142,431

Total	$170,699	$1,387	$(200)	$171,886

Securities Held-to-Maturity
U.S. government agency pool securities	$2,147	$10	$(25)	$2,132
U.S. government agency or GSE mortgage-backed securities	45,321	1,810	0	47,131

Total	$47,468	$1,820	$(25)	$49,263

The amortized cost and fair value of investment securities by contractual maturity at December 31, 2012, are shown below.

	December 31, 2012
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$0	$0	$96	$99
Due after one but within five years	5,779	5,819	225	231
Due after five years	265,089	267,703	57,804	59,891

Total	$270,868	$273,522	$58,125	$60,221

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

Eighty-two percent of the Bank’s securities at December 31, 2012, were classified under existing accounting rules as “Available-for-Sale” to allow flexibility in the management of the portfolio. Accounting guidance requires Available-for-Sale securities to be marked to fair market value, with an offset to other comprehensive income (loss), a component of stockholders’ equity, recorded on a quarterly basis. The remaining 18% of the investment portfolio was in Held-to-Maturity securities, which the Bank is willing and believes it will be able to retain until they mature, and is recorded on an amortized cost basis.

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

Compared to December 31, 2011, the Bank’s securities portfolio increased by $112.3 million to 27% of total assets at December 31, 2012, from 19% at December 31, 2011. The Bank increased its holding of mortgage-back securities by $7.9 million to $195.7 million at December 31, 2012, from $187.8 million at December 31, 2011. The Bank has not used interest rate swaps or other derivative instruments to hedge fixed rate loans or securities to otherwise mitigate interest rate risk.

Loans

The Bank’s loans represent the largest portion of earning assets, substantially greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when assessing the financial condition of the Bank and the Company.

Gross loans represented 63.0% of total assets at December 31, 2012, as compared to 65.0% at December 31, 2011. The ratio of gross loans to deposits decreased to 69.2% at the end of 2012 from 71.3% at the end of 2011. Demand for loans has weakened within the Bank’s island markets due to the current economic environment, and the Bank has been more selective with respect to the types of loans it chooses to originate. However, the purchase of $100.3 million in mortgage and consumer loans from Wells Fargo Financial in December 2011 helped the Bank to grow its loan portfolio substantially during that year, and $87.0 million of those loans remained on the Bank’s books at December 31, 2012. Increased lending activity in San Francisco has also helped to expand the Bank’s loan portfolio.

The Loan Distribution table that follows sets forth the Bank’s gross loans outstanding, deferred fee income amortized over the life of some loans, the allowance for loan losses and the percentage distribution in each loan category at the dates indicated.

Loan Distribution

	December 31, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial:
Commercial & Industrial	$138,951	18.2%	$149,123	20.1%
Commercial Mortgage	314,462	41.2%	281,026	37.9%
Commercial Construction	3,908	0.5%	7,154	1.0%

Total Commercial	457,321	59.9%	437,303	59.0%
Consumer:
Residential mortgage	164,774	21.6%	176,736	23.9%
Home Equity	1,211	0.2%	1,717	0.2%
Automobile	8,227	1.1%	9,620	1.3%
Other Consumer Loans [1]	131,412	17.2%	115,380	15.6%

Total Consumer	305,624	40.1%	303,453	41.0%

Gross loans	762,945	100.0%	740,756	100.0%

Deferred loan fees, net	(1,885)		(1,457)
Allowance for loan losses	(12,228)		(11,101)

Loans, net	$748,832		$728,198

[1]	Comprised of other revolving and installment credit and overdrafts.

The Bank’s loan portfolio is concentrated in commercial loans (which include loans to governments), primarily in commercial real estate, hotels and gas stations, with the balance in working capital, equipment and construction loans. These are followed by residential mortgages and other consumer loans. The increase in the Bank’s loan portfolio in 2012 was due to customary loan activity throughout our markets, the addition of several significant commercial loans in the San Francisco market, and consumer loan promotions. The Bank’s gross loans were concentrated in Guam, the Commonwealth of the Northern Mariana Islands and San Francisco, California, at 94.5% as of December 31, 2012, compared to 94.6% as of December 31, 2011. The only industry concentration that was considered significant at December 31, 2012, was within our commercial real estate loan portfolio.

The Bank’s commercial loans are made for working capital, financing the purchase of equipment or for other business purposes. Commercial loans include loans with maturities ranging from thirty days to one year and “term loans” with maturities normally ranging from three to ten years. Short- term business loans are generally intended to finance current transactions and typically provide for periodic principal payments, with interest payable monthly. Term loans normally carry floating interest rates, with monthly payments of both principal and interest, but may be amortized over a longer period than the term of the loan, with a balloon payment at the end of the term.

The Bank is an active participant in the SBA and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred and Patriot Express Lender Programs. The Bank regularly makes such guaranteed loans and is often recognized as the largest originator of SBA loans in Guam.

As of December 31, 2012, commercial and residential real estate loans of $484.4 million consist primarily of adjustable and fixed rate loans secured by deeds of trust or mortgages on commercial and residential property, and comprised 63.5% of the total loan portfolio. The Bank’s commercial mortgages at December 31, 2012, consist of $314.5 million, or 41.2% of gross loans. Commercial construction loans comprise $3.9 million, or 0.5%, of gross loans. Residential mortgages were $164.8 million, or 21.6%, of gross loans. Properties securing the commercial and residential real estate loans are located in the Bank’s primary markets, which include the San Francisco Bay area.

The Bank’s commercial real estate loans consist primarily of loans based on the borrower’s cash flow and are secured by deeds of trust or mortgages on commercial and residential property to provide a secondary source of repayment. The Bank generally restricts commercial real estate term loans to no more than the lower of 75% of the property’s appraised value or the purchase price of the property during the initial underwriting of the credit, depending on the type of property and its utilization. The Bank offers both fixed and floating rate loans. Maturities on commercial real estate loans are generally five years (with amortization up to twenty-five years and a balloon payment due at maturity), and maturities on residential mortgage loans are typically between 15 and 30 years, with many of those loans sold to the Federal Home Loan Mortgage Corporation with the retention of servicing rights. SBA and certain other real estate loans that can be sold in the secondary market may be granted for longer maturities.

The Bank’s construction loans primarily finance the development and construction of commercial and residential properties. The Bank uses underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or availability of permanent mortgage financing prior to making the construction loan. Construction loans decreased $3.3 million to $3.9 million at December 31, 2012, from $7.2 million at December 31, 2011.

Additionally, the Bank makes consumer loans for the purpose of financing automobiles, various types of consumer goods, and other personal purposes. Consumer loans generally provide for the monthly payment of principal and interest. Most of the Bank’s consumer loans are either unsecured, secured by the personal property being purchased or, in the instances of home equity loans, real property.

Loan Maturities

The following table presents the maturity distribution of the Bank’s loans as of December 31, 2012. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate, as reflected in The Wall Street Journal.

Loan Maturities

	At December 31, 2012
	Due in Less Than 1 Year	Due in More Than 1 Year But Less Than 5 Years	Due in More Than 5 Years	Non-Accrual	Total
	(Dollars in thousands)
Commercial loans	$9,444	$289,733	$149,481	$8,662	$457,320
Residential Mortgages	277	14,804	143,662	7,242	165,985
Consumer Loans	16,864	121,698	844	234	139,640

Total	$26,585	$426,235	$293,987	$16,138	$762,945

Variable rate loans	$9,444	$255,890	$224,262	$11,851	$501,447
Fixed rate loans	17,141	170,345	69,725	4,287	261,498

Total	$26,585	$426,235	$293,987	$16,138	$762,945

Loan Servicing

As of December 31, 2012 and 2011, there were $197.4 million and $184.5 million, respectively, in Freddie Mac loans that were serviced by the Bank.

Loan servicing rights are included in Accrued Interest Receivable and Other Assets on the consolidated balance sheets and reported net of amortization. There was no valuation allowance as of December 31, 2012 and 2011, as the fair market value of the assets was greater than the carrying value.

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

The Bank’s credit policies identify allowable geographic credit concentrations. In addition, these policies establish the Bank’s underwriting standards and the methods of monitoring credit quality on an ongoing basis. The Bank’s internal credit risk controls are focused on underwriting practices, credit originating procedures, training, risk management techniques, and familiarity with loan customers, as well as the relative diversity and geographic concentration of our loan portfolio.

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

Nonperforming assets are comprised of the following: loans for which the Bank is no longer accruing interest; restructured loans; loans 90 days or more past due and still accruing interest (although they are generally placed on non-accrual when they become 90 days past due, unless they are both well-secured and in the process of revision or collection); and other real estate owned (“OREO”) from foreclosures. Management’s classification of a loan as “non-accrual” is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan. At that point, the Bank stops accruing interest income, and reverses any uncollected interest that had previously been accrued. The Bank begins recognizing interest income again only as cash interest payments are received and it has been determined the collection of all outstanding principal is no longer in doubt. These loans may or may not be collateralized, and collection efforts are pursued. Loans may be restructured by management when a borrower has experienced some change in financial status causing an inability to meet the original repayment terms and where the Bank believes the borrower will eventually overcome those circumstances and make full repayment. OREO consists of properties acquired by foreclosure or similar means that management is offering or will offer for sale. Total OREO, net of OREO reserves, was $4.38 million at December 31, 2012, compared to $4.29 million at December 31, 2011.

Nonperforming Assets

The following table provides nonperforming assets by asset type as of December 31, 2012 and 2011:

	December 31,
	2012	2011
	(Dollars in Thousands)
Nonperforming Assets:
Non-accrual Loans past due 30 days or more	$13,242	$9,243
Loans past due 90 days or more still accruing	2,478	3,763
Restructured Loans past due 30 days – not included above	0	697
Other Real Estate Owned, gross	4,527	4,368

Total Nonperforming Assets	$20,247	$18,071

The following table provides nonperforming loans by loan type:

	December 31,
	2012	2011
	(Dollars in Thousands)
Nonperforming Loans:
Commercial:
Commercial & Industrial	$685	$247
Commercial Mortgage	6,009	5,963
Commercial Construction	0	2,272

Total Commercial	6,694	8,482
Consumer:
Residential Mortgage	7,729	3,652
Home Equity	76	0
Automobile	0	3
Other Consumer	1,221	1,566

Total Consumer	9,026	5,221

Total Nonperforming Loans	$15,720	$13,703

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

The Bank’s allowance for loan losses increased by $1.1 million to $12.2 million in 2012 from $11.1 million in 2011. The increase in the provision for loan losses in 2012 was primarily due to a moderate increase in loan balances outstanding and the periodic reevaluation of the inherent risk in the loan portfolio. The Company had $6.1 million in charge-offs in 2012, which were significantly offset by loan recoveries of $3.3 million.

Net loans charged-off includes the realization of losses in the portfolio that were partially recognized previously through provisions for loan losses and write-downs of loan principal valuations. Net charge-offs were $2.8 million in 2012, somewhat less than the net charge-offs of $2.9 million in 2011, but well above the net charge-offs of $2.6 million in 2010. Historical net loan charge-offs are not necessarily indicative of the amount of net charge-offs that the Bank will realize in the future.

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

Deposits

The composition and cost of the Bank’s deposit base are important components in analyzing the Bank’s net interest margin and balance sheet liquidity characteristics, both of which are discussed in greater detail in other sections in this report. The Bank’s liquidity is impacted by the volatility of deposits or other funding instruments or, in other words, by the propensity of that money to leave the institution for rate-related or other reasons. Deposits can be adversely affected if economic conditions in the Bank’s market area weaken. Potentially, the most volatile deposits in a financial institution are jumbo certificates of deposit, meaning time deposits with balances that equal or exceed $100,000, as customers with balances of that magnitude are typically more rate-sensitive than customers with smaller balances.

The following table summarizes the distribution of deposits for the periods indicated:

	December 31,
	2012	2011
	(Dollars in Thousands)
Non-interest bearing deposits	$279,322	$280,042
Interest bearing deposits
Demand deposits	114,650	99,264
Regular Savings	481,062	443,611
Time deposits:
$100,000 or more	48,503	49,952
Less than $100,000	11,971	14,048
Other interest bearing deposits	167,032	151,422

Total Interest bearing deposits	823,218	758,297

Total Deposits	$1,102,540	$1,038,339

The Bank gathers deposits from among the communities it serves. The Bank’s business is not generally seasonal in nature, and the Bank is not primarily dependent upon funds from sources outside the United States of America, but approximately 19.28% of its deposit base is acquired in the Micronesian islands that are politically organized in free association with the United States. At December 31, 2012 and 2011, 29.89% of deposits were from government sources, both domestic and foreign.

Non-interest and low interest-bearing demand deposits increased $14.7 million, or 3.9%, to $394.0 million at December 31, 2012, compared to $379.3 million at December 31, 2011.

The following table indicates the contractual maturity schedule of the Bank’s domestic and foreign time deposits of as of December 31, 2012:

Deposit Maturity Distribution

At December 31, 2012, the scheduled maturities of time deposits were as follows:

Year ending December 31,
2013	$57,455
2014	1,202
2015	1,059
2016	411
2017 and Thereafter	347

Total	$60,474

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

Off-Balance Sheet Arrangements

In the normal course of business, the Bank makes commitments to extend credit to its customers as long as there are no violations of any conditions established in the associated contractual arrangements. These commitments are obligations that represent a potential credit risk to the Bank, yet are not reflected in any form within the Company’s consolidated balance sheets. Total unused commitments to extend credit were $100.0 million at December 31, 2012, as compared to $86.8 million at December 31, 2011. Unused commitments represented 13% and 12% of outstanding gross loans at December 31, 2012 and 2011, respectively.

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

The following table presents the Bank’s commitments to extend credit for the periods indicated:

	December 31,
	2012	2011
Commitments to extend credit	$100,007	$86,838

Letters of credit
Standby letters of credit	$26,178	$27,310
Other letters of credit	3,030	513

Total Letters of credit	$29,208	$27,823

Contractual Obligations

The Bank utilizes facilities, equipment and land under various operating leases with terms ranging from 1 to 99 years. Some of these leases include scheduled rent increases. The total amount of the rent is being debited to expense on the straight-line method over the lease terms in accordance with ASC Topic 840, “Leases”. The Bank has recorded a deferred obligation of $698 and $628 as of December 31, 2012 and 2011, respectively, which has been included within other liabilities, to reflect the excess of rent expense over cash paid on the leases.

At December 31, 2012, annual lease commitments under the above noncancelable operating leases were as follows:

Year ending December 31,
2013	$1,572
2014	1,379
2015	1,072
2016	886
2017 and Thereafter	19,707

Total	$24,616

The Bank leases certain facilities from two separate entities in which two of its directors have separate ownership interests. Lease payments made to these entities during the years ended December 31, 2012, 2011 and 2010 approximated $358, $351 and $263, respectively.

Additionally, the Bank leases office space to third parties, with original lease terms ranging from 3 to 5 years with option periods ranging up to 15 years. At December 31, 2012, minimum future rents to be received under non-cancelable operating sublease agreements were $131, $131 and $120 for the years ending December 31, 2013, 2014 and 2015, respectively.

A summary of rental activities for years ended December 31, 2012, 2011 and 2010, is as follows:

	2012	2011	2010
Rent expense	$2,293	$2,309	$2,508
Less sublease rentals	257	254	269

Net rent expense	$2,036	$2,055	$2,239

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

At December 31, 2012, the Bank had an increase in loans of $22.2 million from December 31, 2011, but was able to improve its liquidity position due to the $64.2 million increase in its deposit base. One of the measures of liquidity is our loan-to-deposit ratio, which decreased to 69.20% at December 31, 2012, compared to 71.34% at December 31, 2011.

FHLB, FRB and Other Borrowings and Available Lines of Credit

The Bank has off-balance sheet liquidity in the form of Federal Funds purchase arrangements with correspondent banks, as well as collateralized borrowing arrangements with the FHLB and the FRB. The Bank can borrow from the FHLB on a short-term (typically overnight) or long-term (more than one year) basis. At December 31, 2012, and December 31, 2011, the Bank had long-term borrowings of $10.0 million and $10.0 million, respectively from the FHLB. The Bank had an available line of credit of $47.3 million with the FHLB of Seattle at December 31, 2012.

The Bank can also borrow from the FRB’s discount window. It had $20.5 million of investment securities pledged to the FRB San Francisco as collateral on an available line of credit of $19.8 million at December 31, 2012, none of which credit was outstanding.

At December 31, 2012, the Bank had arrangements for Federal Funds purchases of up to $17.0 million from three of its U.S. correspondent financial institutions. The Bank had no Federal Funds purchases outstanding at December 31, 2012 or 2011.

At December 31, 2012, the Company had $145 thousand in other borrowed funds with its Board of Directors, as compared to $200 thousand as of December 31, 2011.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2012 and 2011, that the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2012, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of December 31, 2012 and 2011 are also presented in the table.

	Actual Capital		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012:
Total capital
(to Risk Weighted Assets)	$101,489	13.51%	$60,094	8.00%	$75,118	10.00%
Tier 1 capital
(to Risk Weighted Assets)	$92,206	12.43%	$29,676	4.00%	$44,514	6.00%
Tier 1 capital
(to Average Assets)	$92,206	7.40%	$49,854	4.00%	$62,317	5.00%
As of December 31, 2011:
Total capital
(to Risk Weighted Assets)	$95,817	15.31%	$50,075	8.00%	$62,594	10.00%
Tier 1 capital
(to Risk Weighted Assets)	$88,080	14.25%	$24,728	4.00%	$37,092	6.00%
Tier 1 capital
(to Average Assets)	$88,080	7.87%	$45,599	4.00%	$56,999	5.00%

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

Interest Rate Risk Management

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

The following table sets forth the estimated changes in the Bank’s net interest income that would result from the designated instantaneous parallel shifts in interest rates noted, as of December 31, 2012. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. (Please note that, in the current interest rate environment, the reductions in rates presented in the analysis are unlikely to occur.)

	Increase/(Decrease) in Estimated Net Interest Income
	Amount	Percent
	(Dollars in thousands)
Change in Interest Rates (basis points)
+400	$67,527	22.41%
+300	$64,132	16.25%
+200	$61,054	10.67%
+100	$58,454	5.96%
0	$55,167	0.00%
-100	$56,252	1.97%
-200	$55,184	0.03%
-300	$55,055	(0.20)%
-400	$54,923	(0.44)%

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

Fair Value of Securities

In accordance with GAAP, the Bank revalues the Available-for-Sale component of its investment portfolio on a quarterly basis, and records any unrealized gain or loss as an adjustment to other comprehensive income in its equity accounts. Held-to-Maturity securities are recorded at their amortized book value. The Bank also evaluates whether any of its security holdings are Other Than Temporarily Impaired (“OTTI”), but has determined that, as of December 31, 2012, all unrealized losses were only temporary.

Allowance for Loan Losses

The allowance for loan losses is an estimate of the potential losses in our loan portfolio. Our accounting for estimated loan losses was previously discussed under the heading “Allowance for Loan Losses”.

Loan Sales and Servicing

The initial recording of servicing assets is based on the estimated fair values of the respective components. In recording the initial value of the servicing assets, the Bank uses estimates which are based upon management’s consideration of market participants’ expectations regarding the performance of the mortgage servicing rights, including cost of servicing, contractual income, future prepayment and discount rates.

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

On September 15, 2011, the FASB issued ASU No. 2011-08 “Testing Goodwill for Impairment”, which gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in Step 1 of the goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, on the basis of qualitative factors, that it is more likely than not that its fair value is less than the carrying amount. The ASU is effective for all entities for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU No. 2011-08 has not had a material impact on the Company’s statements of income and condition.

Deferred Tax Assets

Our net deferred income tax asset arises from temporary differences between the carrying amount of assets and liabilities reported in the financial statements and the amounts used for income tax return purposes. Our accounting for Deferred Tax Assets was previously discussed under the heading “Income Tax Expense”.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

As a financial institution, the Bank’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of the Bank’s assets and liabilities and the market value of all interest-earning assets, other than those which have a short term to maturity. Based upon the nature of the Bank’s operations, the Bank is not subject to significant direct foreign exchange or commodity price risks. The Bank has no market risk sensitive instruments, or any other financial instruments, that are held for trading purposes. As of December 31, 2012, the Bank did not use interest rate derivatives to hedge its interest rate risk.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of December 31, 2012, of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, we concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s Rules and forms, and is accumulated and communicated to management, including our Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Assessment of Internal Control Over Financial Reporting

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design and the testing of the operational effectiveness of the Company’s internal control over financial reporting. Based upon this assessment, management believes that, as of December 31, 2012, there was no control deficiency or aggregation of deficiencies that constituted a material weakness.

Management previously disclosed a material weakness in internal control over financial reporting in its annual report on Form 10-K for the year ended December 31, 2011, and on Form 10-Q for the quarter ended March 31, 2012, relating to our internal controls over the accounting and review of our 2001 Non-Statutory Stock Option Plan, and the depreciation of the Bank’s headquarters building. To remediate these material weaknesses, management has modified its procedures and placed additional controls over the accounting practices and review of its stock-based compensation, and has engaged a third party to assist with the review of the timing difference of tax depreciation and depreciation recorded in accordance with GAAP. As a result of these actions, management of the Company believes these material weaknesses have been satisfactorily remediated as of December 31, 2012.

Changes in Internal Control Over Financial Reporting

Except as disclosed above, there were no changes in our internal control over financial reporting during the year ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to General Instruction G(3) of Form 10-K, the information required by this Item 10 is incorporated by reference from the information contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2013 Annual Meeting of Stockholders (the “2013 Proxy Statement”) under the sections entitled “Board of Directors – Nominees for Directors,” “Executive Compensation – Executive Officers,” “Board of Directors – Committees, Membership and Meetings,” “Corporate Governance – Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference from the information contained in our 2013 Proxy Statement under the sections entitled “Board of Directors – Committees, Membership and Meetings,” “Board of Directors – Director Compensation” and “Executive Compensation.”

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference from the information contained in our 2013 Proxy Statement under the sections entitled “Beneficial Ownership of Common Stock” and “Executive Compensation – Equity Compensation Plan Information.”

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item 13 is incorporated by reference from the information contained in our 2013 Proxy Statement under the sections entitled “Corporate Governance – Director Independence” and “Transactions with Related Persons.”

ITEM 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference from the information contained in our 2013 Proxy Statement under the section entitled “Ratification of Selection of Independent Registered Public Accounting Firm.”

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

BANKGUAM HOLDING COMPANY

	BY:	/s/ LOURDES A. LEON GUERRERO
Lourdes A. Leon Guerrero
DATE: March 21, 2013		President and Chief Executive Officer

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Name	Title	Date

/s/ LOURDES A. LEON GUERRERO Lourdes A. Leon Guerrero	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	March 21, 2013

/s/ FRANCISCO M. ATALIG Francisco M. Atalig	Chief Financial Officer (Principal Financial Officer)	March 21, 2013

/s/ LORI C. SABLAN Lori C. Sablan	Controller (Controller)	March 21, 2013

/s/ WILLIAM D. LEON GUERRERO William D. Leon Guerrero	Vice Chair of the Board, Executive Vice President, Chief Operating Officer and Director	March 21, 2013

Roger P. Crouthamel	Corporate Secretary and Director	March 21, 2013

/s/ MARTIN D. LEON GUERRERO Martin D. Leon Guerrero	Treasurer, Assistant Corporate Secretary and Director	March 21, 2013

/s/ PATRICIA P. ADA Patricia P. Ada	Director	March 21, 2013

/s/ FRANCES L.G. BORJA Frances L.G. Borja	Director	March 21, 2013

/s/ LUIS G. CAMACHO Luis G. Camacho, D.D.S., M.S.	Director	March 21, 2013

/s/ JOAQUIN P.L.G. COOK Joaquin P.L.G. Cook	Director	March 21, 2013

/s/ JOSEPH CRISOSTOMO Joseph Crisostomo	Director	March 21, 2013

/s/ RALPH G. SABLAN Ralph G. Sablan, M.D.	Director	March 21, 2013

/s/ JOE T. SAN AGUSTIN Joe T. San Agustin	Director	March 21, 2013

BANKGUAM HOLDING COMPANY

INDEX OF EXHIBITS

Exhibit No.	Exhibit Description	Incorporated By Reference
		Form	Exhibit	Filing Date	Filed Herewith

2.01	Agreement and Plan of Reorganization and Merger dated October 29, 2010 between Registrant and the Bank	8-K12G3	2.01	8/16/11

3.01	Articles of Incorporation of Registrant	8-K12G3	3.01	8/16/11

3.02	By-laws of Registrant	8-K12G3	3.02	8/16/11

9.01	Voting Trust Agreement dated September 18, 1990	10-K	9.01	4/4/12

9.02	First Amendment Voting Trust Agreement dated July 8, 1991	10-K	9.02	4/4/12

9.03	Second Amendment Voting Trust Agreement dated December 29, 1992	10-K	9.03	4/4/12

10.01	First Amended Employment Agreement dated January 1, 2008 between the Bank and Lourdes A. Leon Guerrero	8-K12G3	10.01	8/16/11

10.02	Employment Agreement dated February 11, 2009 between the Bank and William D. Leon Guerrero	8-K12G3	10.02	8/16/11

10.03	2011 Employee Stock Purchase Plan	8-K12G3	10.03	8/16/11

10.04	Substitution Agreement and Undertaking of Registrant in Relation to the Bank 2011 Employee Stock Purchase Plan dated August 10, 2011	8-K12G3	10.04	8/16/11

10.05	BankGuam Holding Company 2011 Amended and Restated Employee Stock Purchase Plan	S-8	99.1	7/10/12

16.01	Changes in Registrant’s Certifying Accountant	8-K	16.01	11/18/11

16.02	Changes in Registrant’s Certifying Accountant – Explanatory Note	8-K/A	16.02	12/2/11

21.01	Subsidiaries of Registrant	10-K	21.01	4/4/12	X

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Lourdes A. Leon Guerrero				X

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Francisco M. Atalig				X

32.01	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act				X

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of December 31, 2012 and 2011, (ii) Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010; (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010; and (vi) Notes to Consolidated Financial Statements				X

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

BankGuam Holding Company

We have audited the accompanying consolidated statements of financial condition of BankGuam Holding Company and subsidiary (collectively, the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BankGuam Holding Company and subsidiary as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

Newport Beach, California March 21, 2013

BankGuam Holding Company

Consolidated Statements of Financial Condition

(Dollar and Share Amounts in Thousands, Except Par Value)

	December 31,
	2012	2011
ASSETS
Cash and due from banks	$36,575	$40,902
Federal Funds sold	5,000	5,000
Interest bearing deposits in banks	32,614	85,057

Total cash and cash equivalents	74,189	130,959
Restricted cash	150	150
Investment securities available-for-sale, at fair value	273,522	171,886
Investment securities held-to-maturity, at amortized cost	58,125	47,467
Federal Home Loan Bank stock, at cost	2,159	2,198
Loans, net allowance for loan losses of $12,228 and $11,101, respectively	748,832	728,198
Accrued interest receivable	3,599	3,418
Premises and equipment, net	17,712	18,103
Goodwill	783	783
Other assets	32,310	36,802

Total assets	$1,211,381	$1,139,964

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$279,322	$280,042
Interest bearing	823,218	758,297

Total deposits	1,102,540	1,038,339
Accrued interest payable	161	164
Borrowings	10,145	10,200
Other liabilities	4,111	2,225

Total liabilities	1,116,957	1,050,928
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock $0.2083 par value; 48,000 shares authorized; 8,814 and 8,811 shares issued and 8,782 and 8,779 shares outstanding at December 31, 2012 and 2011, respectively	1,844	1,843
Additional paid-in capital	15,304	15,276
Retained earnings	76,092	71,861
Accumulated other comprehensive income	1,474	346

	94,714	89,326
Common stock in treasury, at cost (32 shares)	(290)	(290)

Total stockholders’ equity	94,424	89,036

Total liabilities and stockholders’ equity	$1,211,381	$1,139,964

The accompanying notes are an integral part of the consolidated financial statements.

BankGuam Holding Company

Consolidated Statements of Income

(Dollar and Share Amounts in Thousands, Except Per Share Data)

	Years Ended December 31,
	2012	2011	2010
Interest income:
Loans	$56,275	$45,015	$43,206
Investment securities	5,671	5,834	5,605
Deposits with banks	326	422	593
Federal Funds sold	6	9	13

Total interest income	62,278	51,280	49,417
Interest expense:
Savings deposits	4,886	4,747	4,796
Time deposits	262	437	656
Other borrowed funds	399	431	576

Total interest expense	5,547	5,615	6,028

Net interest income	56,731	45,665	43,389
Provision for loan losses	3,900	4,617	3,125

Net interest income, after provision for loan losses	52,831	41,048	40,264
Non-interest income:
Service charges and fees	4,118	4,097	3,894
Investment securities gains, net	1,351	1,342	2,603
Gain on sale of assets	—	1,058	—
Income from merchant services	2,233	1,252	1,254
Income from cardholders	1,260	1,617	1,520
Trustee fees	811	698	728
Other income	2,794	2,533	2,246

Total non-interest income	12,567	12,597	12,245
Non-interest expenses:
Salaries and employee benefits	25,554	23,095	19,580
Occupancy	6,250	6,008	5,861
Furniture and equipment depreciation	6,229	4,953	5,128
Insurance	1,750	1,710	1,695
Telecommunications	1,528	1,242	1,282
Federal Depository Insurance Corporation assessment	1,023	1,189	1,467
Contract services	1,356	1,076	1,013
Professional services	1,596	848	952
Stationery & supplies	864	812	689
Training & education	639	750	717
General, administrative and other	6,565	5,470	4,689

Total non-interest expenses	53,354	47,153	43,073

Income before taxes	12,044	6,492	9,436
Income tax expense	3,424	758	2,344

Net income	$8,620	$5,734	$7,092

Earnings per share:
Basic	$0.98	$0.65	$0.81

Diluted	$0.98	$0.54	$0.79

Dividends declared per share	$0.50	$0.50	$0.50

Basic weighted average shares	8,779	8,752	8,721

Diluted weighted average shares	8,780	10,572	8,952

The accompanying notes are an integral part of the consolidated financial statements.

BankGuam Holding Company

Consolidated Statements of Comprehensive Income

(Dollar Amounts in Thousands)

	Years Ended December 31,
	2012	2011	2010
Net income	$8,620	$5,734	$7,092
Other comprehensive income, net of tax effects:
Unrealized holding gain on available-for-sale securities arising during the period	2,252	2,948	2,873
Reclassification for gains realized on available-for-sale securities	(1,284)	(1,342)	(2,603)
Amortization of unrealized holding loss on held-to-maturity securities during the period	160	143	108

Total other comprehensive income	1,128	1,749	378

Comprehensive income	$9,748	$7,483	$7,470

The accompanying notes are an integral part of the consolidated financial statements.

BankGuam Holding Company

Consolidated Statements of Stockholders’ Equity

(Dollar Amounts in Thousands, except Number of Shares)

	Number of Shares	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income/(loss)	Retained Earnings	Treasury Stock	Total
Balances, January 1, 2010	8,669,487	$1,820	$13,357	$(1,781)	$67,789	$(290)	$80,895
Comprehensive income:
Net income		—	—	—	7,092	—	7,092
Change in accumulated other comprehensive income:
Unrealized gain on available-for-sale securities		—	—	378	—	—	378
Common stock issued under Employee Stock Option Plan	44,629	10	326	—	—	—	336
Cash dividends on common stock		—	—	—	(4,349)	—	(4,349)

Balances, December 31, 2010	8,714,116	$1,830	$13,683	$(1,403)	$70,532	$(290)	$84,352
Comprehensive income:
Net income		—	—	—	5,734	—	5,734
Change in accumulated other comprehensive income:
Unrealized gain on available-for-sale securities		—	—	1,749	—	—	1,749
Stock compensation expense			1,164	—	—		1,164
Common stock issued under Employee Stock Option Plan	64,581	13	429	—	—	—	442
Cash dividends on common stock		—	—	—	(4,405)	—	(4,405)

Balances, December 31, 2011	8,778,697	$1,843	$15,276	$346	$71,861	$(290)	$89,036
Comprehensive income:
Net income		—	—	—	8,620	—	8,620
Change in accumulated other comprehensive income:
Unrealized gain on available-for-sale securities		—	—	1,128	—	—	1,128
Stock compensation expense			—	—	—		—
Common stock issued under Employee Stock Purchase Plan	3,636	1	28	—	—	—	29
Cash dividends on common stock		—	—	—	(4,389)	—	(4,389)

Balances, December 31, 2012	8,782,333	$1,844	$15,304	$1,474	$76,092	$(290)	$94,424

The accompanying notes are an integral part of the consolidated financial statements.

BankGuam Holding Company

Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income:	$8,620	$5,734	$7,092
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,900	4,617	3,125
Depreciation and amortization	3,037	2,864	3,040
Amortization of fees, discounts and premiums	2,461	2,293	1,677
Write-down and (gain)/loss on sales of other real estate owned, net	(74)	170	143
Proceeds from sales of loans held for sale	31,391	28,098	32,439
Origination of loans held for sale	(31,391)	(28,098)	(32,439)
(Increase) decrease in mortgage servicing rights	(257)	(86)	23
Realized gain on sale of available-for-sale securities	(1,284)	(1,342)	(2,603)
Realized gain on sale of assets	—	(1,058)	—
Loss (gain) on disposal of premises and equipment	18	(97)	—
Net change in:
Accrued interest receivable	(181)	3,305	(1,266)
Other assets	3,503	(5,770)	3,670
Accrued interest payable	(3)	(69)	(185)
Other liabilities	1,886	427	(624)

Net cash provided by operating activities	21,626	10,988	14,092

Cash flows from investing activities:
Net change in restricted cash	—	1,000	5,000
Purchases of available-for-sale securities	(280,696)	(247,912)	(231,476)
Purchases of held-to-maturity securities	(25,709)	(32,178)	—
Proceeds from sales of available-for-sale securities	141,379	219,457	253,256
Maturities, prepayments and calls of available-for-sale securities	38,083	48,499	26,773
Maturities, prepayments and calls of held-to-maturity securities	14,601	12,933	9,961
Loan originations and principal collections, net	(23,901)	(121,535)	(64,768)
Proceeds from sales of other real estate owned	687	85	50
Proceeds from sales of premises and equipment	20	465	—
Purchases of premises and equipment	(2,684)	(2,622)	(1,114)

Net cash used in investing activities	(138,220)	(121,808)	(2,318)

Cash flows from financing activities:
Net increase in deposits	64,201	149,064	77,381
Payment of Federal Home Loan Bank advances	—	(6,000)	(20,000)
Proceeds from Federal Home Loan Bank stock redemption	39	1,000	—
Proceeds from related party borrowings	160	200	—
Repayment of other borrowings	(215)	—	(10,000)
Proceeds from issuance of common stock	28	442	336
Dividends paid	(4,389)	(4,405)	(4,349)

Net cash provided by financing activities	59,824	140,301	43,368

Net change in cash and cash equivalents:	(56,770)	29,481	55,142
Cash and cash equivalents at beginning of year	130,959	101,478	46,336

Cash and cash equivalents at end of year	$74,189	$130,959	$101,478

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$5,546	$5,684	$6,213
Income taxes	356	297	310
Supplemental schedule of noncash investing and financing activities:
Net change in unrealized loss on held-to-maturity securities, net of tax	160	217	1654
Net change in unrealized loss on available-for-sale securities, net of tax	969	2,434	409
Other real estate owned transferred from loans, net	807	603	878
Other real estate owned transferred to loans, net	(174)	(540)	(77)

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

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the periods presented. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, valuation of other real estate owned and the fair value of financial instruments.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand and balances due from banks, Federal Funds sold, and interest bearing deposits with other banks, all of which mature within ninety days. The Bank is required by the Federal Reserve System to maintain cash reserves against certain of its deposit accounts. At December 31, 2012 and 2011, the required combined reserves totaled approximately $18,066 and $18,872, respectively.

Restricted Cash

Interest-bearing deposits in banks that mature within one year are carried at cost. These deposits are held jointly under the names of Bank of Guam and the Guam Insurance Commissioner, and are for the benefit of a Bank of Guam Trust Department customer.

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

Declines in the fair value of securities below their cost that are other than temporary are reflected in earnings as realized losses. In determining other-than-temporary losses, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment, and is based on the information available to management at the time such a determination is made.

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

Loans Held for Investment

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances, adjusted for charge-offs, an allowance for loan losses, and any deferred fees or costs on originated loans, as well as unamortized premiums or discounts on purchased loans, except for certain purchased loans that fall under the scope of ASC Topic 310-30, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”, which were recorded at fair value on their purchase date.

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

The Bank evaluated the portfolio of loans acquired from Wells Fargo Financial in December 2011 (the “Wells Portfolio”), and has elected to account for a portion of those loans under ASC 310-30, “Accounting for Loans with Deteriorated Credit Quality”. We account for acquired loans under ASC 310-30 when there is evidence of credit deterioration since their origination and it is probable at the date of acquisition that we would be unable to collect all contractually required payments. The Wells Portfolio loans were recorded at their estimated fair value at the time of acquisition. Fair value of acquired loans was determined using a discounted cash flow model based on assumptions about the amount and timing of principal and interest payments, estimated prepayments, estimated default rates, estimated loss severity in the event of defaults, and current market rates. Estimated credit losses were included in the determination of fair value; therefore, an allowance for loan losses was not recorded on the acquisition date.

In accordance with ASC 310-30, and in estimating the fair value of the Wells Portfolio at the acquisition date, we (i) calculated the contractual amount and timing of undiscounted principal and interest payments (the “undiscounted contractual cash flows”) and (ii) estimated the amount and timing of undiscounted expected principal and interest payments (the “undiscounted expected cash flows”). The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows was the nonaccretable difference. The nonaccretable difference represents an estimate of the loss exposure in the Wells Portfolio, and such amount is subject to change over time based on the performance of the covered loans. The carrying value of the Wells Portfolio is reduced by payments received and increased by the portion of the accretable yield recognized as interest income. These loans were acquired with a loss-sharing arrangement. If the Bank has credit losses, net of recoveries, of greater than 0.50% of the remaining portfolio in any given year, Wells Fargo Finance will cover those net losses in an amount up to $320 thousand per year for five years.

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

The loans in the Wells Portfolio are subject to our internal and external credit review. If and when credit deterioration occurs, a provision for loan losses for the Wells Portfolio will be charged to earnings for the full amount. Under the accounting guidance of ASC 310-30 for acquired loans, the allowance for loan losses on the Wells Portfolio is measured at each financial reporting period or measurement date, based on expected cash flows. Accordingly, decreases in expected cash flows on the acquired Wells Portfolio as of the measurement date compared to those initially estimated are recognized by recording a provision for loan losses on the Wells Portfolio.

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

During the years ended December 31, 2012, 2011 and 2010, the Bank originated and sold approximately $31.4 million, $28.1 million and $32.4 million, respectively, of the above mentioned loans.

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Bank has entered into commitments to extend credit, including commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded as off-balance sheet items when the commitment is made, then recorded as balance sheet items if and when they are funded. (See Note 16)

Premises and Equipment

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

Other Real Estate Owned

Properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the fair value of the property, reduced by estimated selling costs. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less the estimated cost to sell. Other real estate owned is estimated using the appraised value of the underlying collateral, discounted as necessary due to management’s estimates of changes in economic conditions, less estimated costs to sell. A valuation allowance is increased by provisions charged to earnings. Subsequent write-downs, income and expenses incurred in connection with holding such assets, and gains and losses realized from the sale of such assets, are charged to the valuation allowance.

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

The Company accounts for income taxes in accordance with income tax accounting guidance ASC Topic 740, “Income Taxes”.

The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid for the period by applying the provisions of the enacted tax law to the taxable income. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

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

The Company recognizes interest and penalties on income taxes as a component of income tax expense.

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

Fair Value of Financial Instruments/Fair Value Option

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 19. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect these estimates. In addition, the fair value option provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments and written loan commitments not previously carried at fair value. The Company and the Bank have elected the fair value option for its mortgage servicing rights originated subsequent to 2005. The election was made to better reflect the underlying economics and to mitigate operational complexities in risk management activities.

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

Contingencies

From time to time, the Company may become involved in disputes, litigation and other legal actions. In such event, the Company estimates the range of liability related to pending litigation where the amount and range of loss can be estimated and information available prior to the issuance of financial statements indicates such loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, the Company records a charge equal to at least the minimum amount in the range.

Subsequent events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. The Company recognizes in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing the financial statements. The Company’s financial statements do not recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date and before financial statements are available to be issued.

The Company has evaluated events subsequent to December 31, 2012, through the date that these consolidated financial statements are being filed with the Securities and Exchange Commission, for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

Note 3 – Recent Accounting Pronouncements

In January 2011, the FASB issued ASU No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20”. The amendments in ASU No. 2011-01 deferred the effective date related to disclosures about troubled debt restructurings, enabling creditors to provide such disclosures after the FASB completed their project clarifying the guidance for determining what constitutes a troubled debt restructuring. In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties. ASU No. 2011-02 also ended the FASB’s deferral of the additional disclosures related to troubled debt restructurings as required by ASU No. 2010-20. The provisions of ASU No. 2011-02 are effective for the Company’s reporting period ended September 30, 2011. The adoption of ASU No. 2011-02 did not have an impact on the Company’s consolidated statements of income and condition.

On April 29, 2011, the FASB issued ASU No. 2011-03, “Reconsideration of Effective Control for Repurchase Agreements”, which modifies the criteria for determining when repurchase agreements would be accounted for as a secured borrowing rather than as a sale. The ASU eliminates from the assessment of effective control the requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms. This requirement was one of the criteria under ASC 860 that entities used to determine whether the transferor maintained effective control. Although entities must consider all the effective-control criteria under ASC 860, the elimination of this requirement may lead to more conclusions that a repurchase arrangement should be accounted for as a secured borrowing rather than as a sale. The ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The adoption of ASU No. 2011-03 did not have a material impact on the Company’s consolidated statements of income and financial condition.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The new guidance was issued to provide a consistent definition of fair value and ensure that fair value measurements and disclosure requirements are similar between US GAAP and International Financial Reporting Standards (“IFRSs”). The guidance changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements. The adoption of ASU No. 2011-04 did not have a material impact on the Company’s consolidated statements of income and financial condition.

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

Note 4 – Interest-Bearing Deposits and Restricted Cash

At December 31, 2012, the Company had $32.8 million in interest bearing deposits at other financial institutions, as compared to $85.2 million at December 31, 2011. The weighted average percentage yields on these deposits were 0.41% and 0.49% at December 31, 2012 and 2011, respectively. Interest bearing deposits with financial institutions can be withdrawn by the Bank on demand, and are considered cash equivalents for purposes of the consolidated statements of cash flows.

At December 31, 2012 and 2011, we had $150 thousand of restricted cash, held in time deposits that were scheduled to mature within one year, respectively. These deposits are held jointly under the names of Bank of Guam and the Guam Insurance Commissioner, and serve as a bond for the Bank of Guam Trust Department. These amounts are included in the interest-bearing deposits in the preceding paragraph. The weighted average percentage yields on these restricted cash deposits were 0.32% and 0.24% at December 31, 2012 and 2011, respectively.

Note 5 – Investment Securities

The amortized cost and fair value of investment securities, with gross unrealized gains and losses, was as follows:

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$59,923	$360	$(138)	$60,145
U.S. government agency pool securities	73,663	275	(140)	73,798
U.S. government agency or GSE mortgage-backed securities	137,282	2,449	(152)	139,579

Total	$270,868	$3,084	$(430)	$273,522

Securities Held-to-Maturity
U.S. government agency pool securities	$1,966	$45	$(3)	$2,008
U.S. government agency or GSE mortgage-backed securities	56,159	2,054	0	58,213

Total	$58,125	$2,099	$(3)	$60,221

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$19,955	$280	$0	$20,235
U.S. government agency pool securities	9,142	79	(1)	9,220
U.S. government agency or GSE mortgage-backed securities	141,602	1,028	(199)	142,431

Total	$170,699	$1,387	$(200)	$171,886

Securities Held-to-Maturity
U.S. government agency pool securities	$2,147	$10	$(25)	$2,132
U.S. government agency or GSE mortgage-backed securities	45,320	1,810	0	47,130

Total	$47,467	$1,820	$(25)	$49,262

At December 31, 2012 and 2011, investment securities with a carrying value of $142,300 and $116,387, respectively, were pledged to secure various government deposits and other government requirements.

The amortized cost and fair value of investment securities by contractual maturity at December 31, 2012 and 2011, are shown below. Securities not due at a single maturity date, such as agency pool securities and mortgage-backed securities, are shown separately.

	December 31, 2012
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due after one but within five years	$4,997	$5,035	$0	$0
Due after five years	54,926	55,110	0	0
U.S. Government agency pool securities	73,663	73,798	1,966	2,008
Mortgage-backed securities	137,282	139,579	56,159	58,213

Total	$270,868	$273,522	$58,125	$60,221

	December 31, 2011
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due after one but within five years	$9,991	$10,156	$0	$0
Due after five years	9,964	10,079	0	0
U.S. Government agency pool securities	9,142	9,220	2,147	2,132
Mortgage-backed securities	141,602	142,431	45,320	47,130

Total	$170,699	$171,886	$47,467	$49,262

For the years ended December 31, 2012, 2011 and 2010, proceeds from sales of available-for-sale securities amounted to $141,379, $219,457 and $253,256, respectively; gross realized gains were $1,332, $1,574 and $2,630, and gross realized losses were $47, $232 and $27 respectively; gross unrealized gains were $3,084, $1,387 and $768, and gross unrealized losses were $429, $200 and $2,014, respectively.

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of the Bank’s investments, with unrealized losses that are not deemed to be OTTI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2012 and 2011.

	December 31, 2012
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
Securities Available for Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$(138)	$29,836	$0	$0	$(138)	$29,836
U.S. government agency pool securities	(139)	29,921	(1)	76	(140)	29,997
U.S. government agency or GSE mortgage-backed securities	(136)	25,420	(16)	3,216	(152)	28,636

Total	$(413)	$85,177	$(17)	$3,292	$(430)	$88,469

Securities Held to Maturity
U.S. government agency pool securities	$0	$29	$(3)	$302	$(3)	$331
U.S. government agency or GSE mortgage-backed securities	0	0	0	0	0	0

Total	$0	$29	$(3)	$302	$(3)	$331

	December 31, 2011
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
Securities Available for Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$0	$0	$0	$0	$0	$0
U.S. government agency pool securities	0	422	(1)	87	(1)	509
U.S. government agency or GSE mortgage-backed securities	(199)	41,534	0	0	(199)	41,534

Total	$(199)	$41,956	$(1)	$87	$(200)	$42,043

Securities Held to Maturity
U.S. government agency pool securities	$(7)	$709	$(18)	$823	$(25)	$1,532
U.S. government agency or GSE mortgage-backed securities	0	0	0	0	0	0

Total	$(7)	$709	$(18)	$823	$(25)	$1,532

The Bank does not believe that the investment securities that were in an unrealized loss position as of December 31, 2012, which comprised a total of 26 securities, were other than temporarily impaired. Specifically, the 26 securities are comprised of the following: 13 Small Business Administration (SBA) Pool securities, 3 mortgage-backed securities issued by Federal National Mortgage Association (FNMA), 1 mortgage-backed security issued by Federal Home Loan Mortgage Corporation (FHLMC), 3 mortgage-backed securities issued by Government National Mortgage Association (GNMA), and 6 U.S. Government Agency securities issued by FNMA.

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

Note 6 – Loans

The Bank provides commercial and industrial, commercial mortgage, commercial construction, automobile and other consumer loans in each of the markets it serves. It also offers residential mortgage, home equity and certain U.S. government guaranteed loans in Guam, the Northern Mariana Islands and California.

Outstanding loan balances are presented net of unearned income, net deferred loan fees, and unamortized discount and premium totaling $1,886 at December 31, 2012. Loans subject to ASC 310-30 are presented net of the related accretable yield and nonaccretable difference.

The loan portfolio consisted of the following at:

	December 31, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial
Commercial & industrial	$138,951	18.2%	$149,123	20.1%
Commercial mortgage	314,462	41.2%	281,026	37.9%
Commercial construction	3,908	0.5%	7,154	1.0%

Total commercial	457,321	59.9%	437,303	59.0%
Consumer
Residential mortgage	164,774	21.6%	176,736	23.9%
Home equity	1,211	0.2%	1,717	0.2%
Automobile	8,227	1.1%	9,620	1.3%
Other consumer loans [1]	131,412	17.2%	115,380	15.6%

Total consumer	305,624	40.1%	303,453	41.0%

Gross loans	762,945	100.0%	740,756	100.0%

Deferred fee (income) costs, net	(1,885)		(1,457)
Allowance for loan losses	(12,228)		(11,101)

Loans, net	$748,832		$728,198

[1]	Comprised of other revolving credit, installment, and overdrafts.

At December 31, 2012, total gross loans increased by $22.1 million, to $762.9 million, up from $740.8 million at December 31, 2011. The growth in loans was largely attributed to (i) a $33.4 million increase in commercial mortgage loans, to $314.5 million from $281.0 million, due primarily to an increase in CRE loans, mostly from the California region, and (ii) a $16.0 million increase in the other consumer loan category, to $131.4 million from $115.4 million, primarily due to consumer loan promotions. These were partially offset by (i) a $10.2 million decrease in commercial & industrial loans, to $139.0 million from $149.1 million, due to net paydowns and payoffs of various loans; (ii) a $12.0 million decrease in residential mortgage loans, to $164.8 million from $176.7 million, due primarily to paydowns of these loans in the normal course of business and an increase of $12.9 million in loans sold to the Federal Home Loan Mortgage Corporation (“Freddie Mac”) from $184.5 million at December 31, 2011, to $197.4 million at December 31, 2012.

At December 31, 2012, loans outstanding were comprised of approximately 67% variable rate loans and 33% fixed rate loans.

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

	December 31, 2012
	ASC 310-30 loans	All other	Total loans
Consumer:
Residential mortgage	$0	$85,416	$85,416
Home equity	0	0	0
Automobile	0	0	0
Other consumer loans[1]	2,036	0	2,036

Total consumer	2,036	85,416	87,452

Gross loans	2,036	85,416	87,452

Deferred fee (income) costs, net	(0)	(5)	(5)
Allowance for loan losses	(0)	(495)	(495)

Total loans	$2,036	$84,916	$86,952

[1]	Comprised of other revolving and installment credit and overdrafts.

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

The portion of the allowance that covers unimpaired loans is based on historical charge-off experience and expected loss, given the default probability derived from the Bank’s internal risk rating process. Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

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

Set forth below is a summary of the Company’s activity in the allowance for loan losses during the years ended:

	December 31,
	2012	2011	2010
	(Dollars in thousands)
Balance, beginning of period	$11,101	$9,408	$8,895
Provision for loan losses	3,900	4,617	3,125
Recoveries on loans previously charged off	3,294	1,596	1,679
Charged off loans	(6,067)	(4,520)	(4,291)

Balance, end of period	$12,228	$11,101	$9,408

The allowance for loan losses for the year ended December 31, 2012, reflects an increase of $1.1 million from the allowance for loan losses at the end of 2011, based on the Bank’s allowance for loan loss methodology. The Bank has increased the allowance for loan losses in each year from 2010 to 2012. The increase in the allowance is due to the uncertainty the economies in our market area and the increase in the California Region loan portfolio. The allowance for loan losses will change in the future in response to changes in the size and composition of the loan portfolio, and periodic reassessments of prospective economic conditions.

Set forth below is information regarding gross loan balances and the related allowance for loan losses, by portfolio type, for the years ended December 31, 2012 and 2011.

	Commercial	Residential Mortgages	Consumer	Total
	(Dollars in thousands)
2012
Allowance for loan losses:
Balance at beginning of year	$6,654	$318	$4,129	$11,101
Charge-offs	(1,320)	(68)	(4,679)	(6,067)
Recoveries	159	3	3,132	3,294
Provision	758	1,200	1,942	3,900

Balance at end of year	$6,251	$1,453	$4,524	$12,228

Allowance balance at end of year related to:
Loans individually evaluated for impairment	$0	$0	$0	$0

Loans collectively evaluated for impairment	$6,251	$1,453	$4,524	$12,228

Loan balances at end of year:
Loans individually evaluated for impairment	$9,367	$7,242	$234	$16,843
Loans collectively evaluated for impairment	447,954	158,743	139,405	746,102

Ending Balance	$457,321	$165,985	$139,639	$762,945

2011
Allowance for loan losses:
Balance at beginning of year	$6,517	$324	$2,567	$9,408
Charge-offs	(697)	(19)	(3,804)	(4,520)
Recoveries	70	13	1,513	1,596
Provision	764	0	3,853	4,617

Balance at end of year	$6,654	$318	$4,129	$11,101

Allowance balance at end of year related to:
Loans individually evaluated for impairment	$0	$0	$0	$0

Loans collectively evaluated for impairment	$6,654	$318	$4,129	$11,101

Loan balances at end of year:
Loans individually evaluated for impairment	$11,864	$2,106	$193	$14,163
Loans collectively evaluated for impairment	425,439	176,347	124,807	726,593

Ending Balance	$437,303	$178,453	$125,000	$740,756

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

The following table provides a summary of the delinquency status of the Bank’s gross loans by portfolio type:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans Outstanding
	(Dollars in thousands)
2012
Commercial
Commercial & industrial	$65	$222	$521	$808	$138,143	$138,951
Commercial mortgage	2,050	1,403	5,963	9,416	305,046	314,462
Commercial construction	0	0	0	0	3,908	3,908

Total commercial	2,115	1,625	6,484	10,224	447,097	457,321
Consumer
Residential mortgage	8,705	4,513	5,190	18,408	146,366	164,774
Home equity	0	135	0	135	1,076	1,211
Automobile	314	76	0	390	7,837	8,227
Other consumer [1]	2,389	948	1,187	4,524	126,888	131,412

Total consumer	11,408	5,672	6,377	23,457	282,167	305,624

Total	$13,523	$7,297	$12,861	$33,681	$729,264	$762,945

2011
Commercial
Commercial & industrial	$266	$320	$0	$586	$148,537	$149,123
Commercial mortgage	2,903	972	5,266	9,141	271,885	281,026
Commercial construction	0	0	2,272	2,272	4,882	7,154

Total commercial	3,169	1,292	7,538	11,999	425,304	437,303
Consumer
Residential mortgage	5,745	2,938	3,091	11,774	164,962	176,736
Home equity	92	0	0	92	1,625	1,717
Automobile	305	17	3	325	9,295	9,620
Other consumer [1]	2,391	1,184	1,514	5,089	110,291	115,380

Total consumer	8,533	4,139	4,608	17,280	286,173	303,453

Total	$11,702	$5,431	$12,146	$29,279	$711,477	$740,756

[1]	Comprised of other revolving credit, installment, and overdrafts.

The Bank’s outstanding loan balances have increased $22.2 million over the past year and the delinquency rate of 4.4% at December 31, 2012, was 0.4% higher than the level at December 31, 2011. The primary reason for the increase is a $6.6 million rise in residential mortgage delinquencies, most notably in the Wells Fargo portfolio, and is partially offset by a $2.3 million decrease in commercial construction delinquencies.

Generally, the accrual of interest on a loan is discontinued when principal or interest payments become more than 90 days past due, unless management believes the loan is adequately collateralized and it is in the process of collection. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received, except when the ultimate collectability of principal is probable, in which case interest payments are credited to income. Non-accrual loans may be restored to accrual status when principal and interest become current and full repayment is expected. The following table provides information as of December 31, 2012 and 2011, with respect to loans on non-accrual status, by portfolio type:

	December 31,
	2012	2011
	(Dollars in thousands)
Non-accrual loans:
Commercial
Commercial & industrial	$685	$247
Commercial mortgage	7,977	7,597
Commercial construction	0	2,272

Total commercial	8,662	10,116
Consumer
Residential mortgage	7,166	2,107
Home equity	76	0
Automobile	0	0
Other consumer [1]	234	193

Total consumer	7,476	2,300

Total non-accrual loans	$16,138	$12,416

[1]	Comprised of other revolving credit, installment, and overdrafts.

The Company classifies its loan portfolios using internal credit quality ratings, as discussed above under Allowance for Loan Losses. The following table provides a summary of loans by portfolio type and the Company’s internal credit quality ratings as of December 31, 2012 and 2011.

	December 31,
	2012	2011	Increase (Decrease)
	(Dollars in thousands)
Pass:
Commercial & industrial	$123,046	$126,170	$(3,124)
Commercial mortgage	290,307	240,447	49,860
Commercial construction	3,908	4,882	(974)
Residential mortgage	158,408	175,048	(16,640)
Home equity	1,211	1,717	(506)
Automobile	8,227	9,620	(1,393)
Other consumer	130,345	114,041	16,304

Total pass loans	$715,452	$671,925	$43,527
Special Mention:
Commercial & industrial	$3,752	$19,921	$(16,169)
Commercial mortgage	6,839	19,380	(12,541)
Commercial construction	0	0	0
Residential mortgage	0	0	0
Home equity	0	0	0
Automobile	0	0	0
Other consumer	0	0	0

Total special mention loans	$10,591	$39,301	$(28,710)
Substandard:
Commercial & industrial	$12,153	$3,031	$9,122
Commercial mortgage	17,316	20,750	(3,434)
Commercial construction	0	2,272	(2,272)
Residential mortgage	370	663	(293)
Home equity	0	0	0
Automobile	0	0	0
Other consumer	26	37	(11)

Total substandard loans	$29,865	$26,753	$3,112
Formula Classified:
Commercial & industrial	$0	$0	$0
Commercial mortgage	0	450	(450)
Commercial construction	0	0	0
Residential mortgage	5,996	1,025	4,971
Home equity	0	0	0
Automobile	0	0	0
Other consumer	1,041	1,302	(261)

Total formula classified loans	$7,037	$2,777	$4,260
Doubtful:
Commercial & industrial	$0	$0	$0
Commercial mortgage	0	0	0
Commercial construction	0	0	0
Residential mortgage	0	0	0
Home equity	0	0	0
Automobile	0	0	0
Other consumer	0	0	0

Total doubtful loans	$0	$0	$0

Total outstanding loans, gross	$762,945	$740,756	$22,189

As the above table indicates, the Company’s total loans approximated $762.9 million at December 31, 2012, up from $740.8 million at December 31, 2011. The disaggregation of the portfolio by risk rating in the table reflects the following changes between December 31, 2011 and December 31, 2012:

•

Loans rated “pass” totaled $715.5 million at December 31, 2012, up from $671.9 million at December 31, 2011, due primarily to the increase of $49.9 million in commercial mortgages, most of which increase was in the California region, along with the upgrade of a $10.7 million loan relationship from “special mention.” There was also an increase of $16.3 million in other consumer loans, primarily due to new bookings and promotional programs. These increases were partially offset by a $16.6 million reduction in residential mortgages, which included the downgrade of $3.6 of loans purchased in 2011 from Wells Fargo Financial to the “formula classified” category. There was a $3.1 million decrease in commercial and industrial loans and a decrease of $1.4 million in automobile loans due to payoffs and paydowns.

•

The “special mention” category was $28.7 million lower at December 31, 2012, than at December 30, 2011. The commercial & industrial loan category decreased by $16.2 million, due primarily to a downgrade of a $8.9 million loan relationship to “substandard” and an upgrade of a $5.9 million relationship to “pass.” The commercial mortgage category decreased by $12.5 million, due to the downgrade of a $5.6 million relationship to “substandard” and the upgrade of a $10.7 million relationship to “pass.”

•

Loans classified “substandard” increased by $3.1 million, to $29.9 million, at December 31, 2012, from $26.8 million at December 31, 2011. The increase was mainly comprised of the commercial & industrial loan category rising by $9.1 million, due primarily to the aforementioned downgrade of an $8.9 million loan relationship from the “special mention” category. The commercial mortgage category decreased by $3.4 million, due to two loan payoffs totaling $7.4 million and to regular payoffs and paydowns, partially offset by the downgrade of a $5.6 million loan relationship from “special mention.” In addition, there was a $2.3 million decrease in the commercial construction category resulting from the payoff of a previously “substandard” San Francisco loan.

•	The “formula classified” category increased by $4.3 million during the period, resulting primarily from the downgrade of $3.6 million of residential mortgage loans from “pass.”

The allowance for loan losses of $12.2 million was appropriate at December 31, 2012. The provisions for loan losses net of charge-offs and recoveries was appropriate to cover the increase in the size of portfolio, the increase in delinquencies and moderately improved economic conditions.

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

The following table sets forth information regarding non-accrual loans and restructured loans, at December 31, 2012 and 2011:

	December 31,
	2012	2011
	(Dollars in thousands)
Impaired loans:
Restructured Loans:
Non-accruing restructured loans	$5,970	$6,433
Accruing restructured loans	705	1,747

Total restructured loans	6,675	8,180
Other non-accruing impaired loans	10,168	5,983
Other accruing impaired loans	0	0

Total impaired loans	$16,843	$14,163

Impaired loans less than 90 days delinquent and included in total impaired loans	$6,058	$5,119

The table below contains additional information with respect to impaired loans, by portfolio type, for the years ended December 31, 2012 and 2011:

	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
December 31, 2012, With no related allowance recorded:
Commercial & industrial	$822	$975	$778	$29
Commercial mortgage	8,545	10,229	10,204	450
Commercial construction	0	0	925	0
Residential mortgage	7,166	7,264	3,313	249
Home equity	76	76	33	2
Automobile	0	0	0	0
Other consumer	234	243	191	8

Total impaired loans with no related allowance	$16,843	$18,787	$15,444	$738

December 31, 2012, With an allowance recorded:
Commercial & industrial	$0	$0	$0	$0
Commercial mortgage	0	0	0	0
Commercial construction	0	0	0	0
Residential mortgage	0	0	0	0
Home equity	0	0	0	0
Automobile	0	0	0	0
Other consumer	0	0	0	0

Total impaired loans with an allowance recorded	$0	$0	$0	$0

December 31, 2011, With no related allowance recorded:
Commercial & industrial	$247	$297	$103	$24
Commercial mortgage	9,345	12,388	8,820	521
Commercial construction	2,272	4,448	2,593	0
Residential mortgage	2,106	2,153	2,968	22
Home equity	0	0	15	0
Automobile	0	0	0	0
Other consumer	193	200	180	18

Total impaired loans with no related allowance	$14,163	$19,486	$14,679	$585

December 31, 2011, With an allowance recorded:
Commercial & industrial	$0	$0	$0	$0
Commercial mortgage	0	0	0	0
Commercial construction	0	0	0	0
Residential mortgage	0	0	0	0
Home equity	0	0	0	0
Automobile	0	0	0	0
Other consumer	0	0	0	0

Total impaired loans with an allowance recorded	$0	$0	$0	$0

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

Troubled Debt Restructurings

In accordance with FASB’s Accounting Standard Update No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring” (ASU No. 2011-02), the Bank had $6.7 million of troubled debt restructurings (TDRs) as of December 31, 2012. The restructured loans recorded with the Bank represent financing receivables, modified for the purpose of alleviating temporary impairments to the borrower’s financial condition. The modifications that the Bank has extended to borrowers have come in the form of a change in the amortization terms, reduction in the interest rate, interest only payments and, in limited cases, a concession to the outstanding loan balance. The workout plan between the borrower and Bank is designed to provide a bridge for the cash flow shortfalls in the near term. As the borrower works through the near term issues, in most cases, the original contractual terms will be reinstated.

At December 31, 2011, the Bank carried $8.2 million of troubled debt restructurings. This decreased by $1.5 million, to $6.7 million, by December 31, 2012, due primarily to one loan payoff.

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Year Ended December 31, 2012	Year Ended December 31, 2011
	(Dollars in thousands)
Performing
Residential mortgage	0	$0	$0	$0	$0
Commercial mortgage	4	923	923	706	2,636
Automobile	0	0	0	0	0
Consumer	0	0	0	0	0

	4	923	923	706	2,636

Nonperforming
Residential mortgage	0	$0	$0	$0	110
Commercial mortgage	7	10,120	8,805	5,970	5,434
Automobile	0	0	0	0	0
Consumer	0	0	0	0	0

	7	10,120	8,805	5,970	5,544

Total Troubled Debt Restructurings (TDRs)	11	$11,043	$9,728	$6,676	$8,180

Note 7 – Premises and Equipment

A summary of premises and equipment at December 31, 2012 and 2011 follows:

	December 31, 2012
	Cost	Accumulated Depreciation	Net Book Value
Buildings	$27,742	$(16,448)	$11,294
Furniture and equipment	24,489	(20,454)	4,035
Automobiles and mobile facilities	1,056	(906)	150
Leasehold improvements	4,402	(2,936)	1,466

	57,689	(40,744)	16,945
Construction in progress	767	0	767

	$58,456	$(40,744)	$17,712

	December 31, 2011
	Cost	Accumulated Depreciation	Net Book Value
Buildings	$27,742	$(15,691)	$12,051
Furniture and equipment	24,056	(20,576)	3,480
Automobiles and mobile facilities	1,107	(959)	148
Leasehold improvements	4,086	(2,935)	1,151

	56,991	(40,161)	1,6830
Construction in progress	1,273	0	1,273

	$58,264	$(40,161)	$18,103

For the years ended December 31, 2012, 2011 and 2010, depreciation and amortization expense was $3,037, $2,864 and $3,040, respectively.

Note 8 – Other Assets

A summary of other assets at December 31, 2012 and 2011 follows:

	2012	2011
Bank Owned Life Insurance	$10,635	$10,256
Prepaid income tax	4,175	7,797
Prepaid expenses	4,311	5,188
Prepaid FDIC assessments	2,455	3,409
Other real estate owned, net (Note 9)	4,384	4,294
Deferred tax asset, net (Note 13)	3,741	3,677
Mortgage servicing rights	1,285	1,028
Other	1,324	1,153

	$32,310	$36,802

Note 9 – Other Real Estate Owned

Other real estate owned is presented net of an allowance for losses. A summary of the changes in other real estate owned is as follows:

	2012	2011
Balance at beginning of year	$4,294	$4,486
Additions	807	603
Sales	(585)	(625)

	4,516	4,464
Write-downs and loss on sale, net	(11)	(125)
Change in valuation allowances	(121)	(45)

Balance at end of year	$4,384	$4,294

A summary of other real estate owned operations, which are included in non-interest expenses, for the years ended December 31, 2012, 2011 and 2010, is as follows:

	2012	2011	2010
Other real estate owned operations, net	$96	$142	$196
Loss (gain) on the sale of the other real estate owned	74	103	20
Write-downs	(63)	22	201
Change in valuation allowances	121	45	(78)

Net losses from other real estate owned operations	$228	$312	$339

Note 10 – Deposits

A summary of deposits at December 31, 2012 and 2011, follows:

	2012	2011
Non-interest bearing deposits	$279,322	$280,042

Interest bearing deposits:
Demand deposits	114,650	99,264
Regular savings	481,062	443,611
Time deposits:
$100,000 or more	48,503	49,952
Less than $100,000	11,971	14,048
Other interest bearing deposits	167,032	151,422

	823,218	758,297

Total	$1,102,540	$1,038,339

At December 31, 2012, the scheduled maturities of time deposits were as follows:

Year ending December 31,
2013	$57,455
2014	1,202
2015	1,059
2016	411
2017 and thereafter	347

$60,474

Note 11 – Borrowings

Federal Home Loan Bank (FHLB) Advances

The Bank has a credit line with the FHLB of Seattle equal to 20% of total assets. At December 31, 2012 and 2011, the Bank had outstanding advances against this credit line under Blanket Agreements for Advances and Security Agreements (“the Agreements”) of $10,000 and $10,000, respectively. The Agreements enable the Bank to borrow funds from the FHLB to fund mortgage loan programs and to satisfy certain other funding needs. The weighted average rate of interest applicable to the advance was 3.93% and 3.58% at December 31, 2012 and 2011, respectively. The $10,000 outstanding advance at December 31, 2012, matures and will be repaid during 2013.

The value of first lien one-to-four unit mortgage loans and first lien multifamily loans pledged under the Agreements must be maintained at not less than 120% and 125%, respectively, of the advances outstanding.

Other Borrowings

At December 31, 2012, the Company had $145 thousand in other borrowed funds with its Board of Directors.

The other borrowings outstanding at December 31, 2012, are due to mature as follows:

Year ending December 31,
2013	$145
2014	0

$145

Overnight Fed Funds Lines

At December 31, 2012 and 2011, the Bank had $17.0 million in Federal Funds lines of credit available with its correspondent banks. No borrowings were outstanding as of December 31, 2012.

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

The following is a summary of loan transactions with the Board of Directors of the Company and certain of their associated businesses:

	Years Ended December 31,
	2012(1)	2011(1)
	(Dollars in thousands)
Beginning balance	$13,551	$14,291
Undisbursed commitments	(0)	(625)
New loans granted	172	1,064
Principal repayments	(8,489)	(1,179)

Ending balance of term loans	$5,234	$13,551
Year-end balance of revolving accounts	2,099	2,232

Total term loans and revolving accounts	$7,333	$15,783

(1)	There were no new loans made and outstanding to executive officers who are also directors at December 31, 2012, as compared to December 31, 2011, which reported a balance of $9 thousand.

Deposits by Board of Directors members and executive officers held by the Bank were $5.4 million and $4.6 million at December 31, 2012 and 2011, respectively.

Note 13 – Income Taxes

The income tax provision includes the following components:

	For the Years
	2012	2011	2010
Government of Guam tax expense (benefit):
Current	$3,728	$2,174	$2,297
Deferred	(644)	(1,710)	(252)
Foreign income taxes (including U.S. income taxes)	340	294	299

Total income tax expense	$3,424	$758	$2,344

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	2012	2011	2010
Statutory Guam income tax rate	34.0%	34.0%	34.0%
Permanent differences	(6.8)%	(16.6)%	(31.2)%
Other	1.1%	(5.7)%	22.0%

Total income tax expense	28.3%	11.7%	24.8%

The components of deferred income taxes are as follows:

	2012	2011	2010
Deferred loan origination fees	$(148)	$(24)	$(42)
Mortgage servicing rights	89	34	(8)
Loan loss provision	(388)	(629)	(175)
Deferred rent obligation	(24)	(28)	(27)
Other real estate owned valuation	(24)	37	0
Fixed assets	23	(590)	0
FAS 123R	(4)	(401)	0
SERP	(168)	(109)	0
Net operating loss	(2,405)	(2,812)	0
Change in valuation allowance	2,405	2,812	0

Deferred tax (benefit) provision	$(644)	$(1,710)	$(252)

The components of the net deferred tax asset are as follows:

	2012	2011
Deferred tax asset:
Allowance for loan losses	$4,216	$3,827
Net operating loss	2,405	2,812
Loan origination fees	650	502
FAS 123R	405	401
Net unrealized loss on securities held-to-maturity	143	226
Deferred rent obligation	241	216
Accruals not currently deductible	326	135

Total deferred tax asset	8,386	8,119
Deferred tax liability:
Fixed assets	(895)	(872)
Net unrealized loss on securities available-for-sale	(902)	(404)
Mortgage servicing rights	(443)	(354)

Total deferred tax liability	(2,240)	(1,630)
Valuation allowance	(2,405)	(2,812)

Net deferred tax asset	$3,741	$3,677

A valuation allowance of $2.4 million has been provided at December 31, 2012, to reduce the deferred tax asset because, in management’s opinion, it is more likely than not that less than the entire amount will be realized.

The difference between effective income tax expense and income tax expense computed at the Guam statutory rate was due to nontaxable interest income earned on loans to the Government of Guam for each of the years ended December 31, 2012, 2011 and 2010.

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

Note 14 – Employee Benefit Plans

Stock Purchase Plan

The 2001 Non-Statutory Stock Option Plan (the “Plan”) was adopted by the Board of Directors and approved by the stockholders in 2001 and became effective on May 1, 2001. The Plan functioned as a stock purchase plan whereby eligible employees of the Bank who elected to participate had the right to purchase common stock at a 15% discount from the market value of the common stock at the date of exercise. Employees could purchase the common stock using payroll deductions or pursuant to an installment purchase agreement. The Employee Stock Option Plan Committee of the Board of Directors administered the Plan. The aggregate number of shares authorized for issuance under the Plan was 1,947. As of December 31, 2010, there were 1,657 shares granted. The Bank accounts for stock-based compensation in accordance with ASC 718 “Compensation – Stock Compensation”. The compensatory element of the eligible shares to be purchased under the Plan was the difference between the market value of the stock and the exercise price. The Plan was terminated on April 30, 2011. Compensation cumulative expense pursuant to this plan was $2,659 as of December 31, 2011.

The Bank’s 2011 Employee Stock Purchase Plan (the “2011 Plan”) was adopted by the Bank’s Board of Directors and approved by the Bank’s Stockholders on May 2, 2011. This plan was subsequently adopted by the Company after the Reorganization. The 2011 Plan is open to all employees of the Company and the Bank who have met certain eligibility requirements.

Under the 2011 Plan, as amended and restated as of July 1, 2012, eligible employees can purchase, through payroll deductions, shares of common stock at a discount. The right to purchase stocks is granted to eligible employees during a period of time that is established from time to time by the Board of Directors of the Company. Eligible employees cannot accrue the right to purchase more than $25 thousand worth of stock at the fair market value at the beginning of each offer period. Eligible employees also may not purchase more than one thousand five hundred (1,500) shares of stock in any one offer period. The shares are purchased at 85% of the fair market price of the stock on the enrollment date.

Executive Employment Agreements

The President and the Executive Vice President are employed under separate agreements terminating December 31, 2012, and May 31, 2013, respectively. The President’s contract was extended through March 31, 2013, by the Board of Directors during January 2013. Under the agreements, the President and the Executive Vice President receive specified base salaries, which are adjusted annually for changes in the U.S. Consumer Price Index, plus an incentive bonus. The President’s and the Executive Vice President’s bonuses are based on profitability, also within a defined limit, subject to adjustments based on the Bank meeting certain performance criteria.

Under a Phantom Stock unit and stock option plan, the President and Executive Vice President may elect to receive up to $100 each in Phantom Stock units in lieu of an equal amount of incentive bonus, as computed in their employment agreements. These non-voting Phantom Stock units may be held for receipt of dividends equal to the dividend rate of the Bank’s common stock, or may be redeemed at a price equal to the market value of the Bank’s common stock. In addition, for each Phantom Stock unit received, the executive employee receives options to purchase three shares of the Bank’s common stock at a price equal to the market value of the stock at the date the options are granted. The redemption of the Phantom Stock or the exercise of the options will result in the forfeiture by the executive employee of any rights under the other. At December 31, 2012 and 2011, there were no Phantom Stock units outstanding under the plan, nor have such units ever been issued as of the date of this Annual Report.

Senior Vice Presidents’ Employment Agreements

Two Senior Vice Presidents entered into separate five-year employment agreements on April 25, 2011. Under the agreements, they receive specified base salaries and they may receive bonuses, within a defined limit, based on the Bank’s profitability, adjusted by certain Bank performance criteria. These two agreements terminate on April 24, 2016.

Seven Senior Vice Presidents entered into separate five-year employment agreements terminating on December 31, 2011. Under the agreements, they receive specified base salaries and they may receive bonuses, within a defined limit, based on the Bank’s profitability, adjusted by certain Bank performance criteria. The agreements were renewed on January 1, 2012, for a period of five years, terminating on December 31, 2016.

Employee Retirement Savings Plan

The Bank has a 401(k) Plan whereby substantially all employees, with at least one year of continuous service, are eligible to participate in the Plan. The Bank made matching contributions equal to 50 percent of the first six percent of an employee’s compensation contributed to the Plan through February 28, 2008. Effective March 1, 2008, the Bank makes matching contributions equal to 100% of an employee’s deferrals, up to 1% of the employee’s compensation, plus 50% of the employee’s deferrals that exceed 1% but are less than 6% of the employee’s compensation. Previously, matching contributions vested to the employee over a five-year period of service. Effective March 1, 2008, matching contributions become 100% vested to the employee after 2 years of service. For the years ended December 31, 2012, 2011 and 2010, the expense attributable to the Plan was $440, $368 and $341, respectively.

Supplemental Executive Retirement Plan (“SERP”)

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

The changes in the projected benefit obligation of other benefits under the Plan during 2011 and 2012, its funded status at December 31, 2011 and 2012, and the amounts recognized in the balance sheet at December 31, 2011 and 2012, were as follows:

	At December 31,
	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of period	$318	$0
Service cost	474	318
Interest cost	0	0
Participant contributions	0	0
Plan amendments	0	0
Combination/divestiture/curtailment/settlement/termination	0	0
Actuarial loss/(gain)	0	0
(Benefits paid)	0	0

Benefit obligation at end of period	$792	$318

Funded status:
Amounts recognized in the Statement of Financial Condition
Unfunded accrued SERP liability—current	$792	$318
Unfunded accrued SERP liability—noncurrent	0	0

Total unfunded accrued SERP liability	$792	$318

Net amount recognized in accumulated other comprehensive income
Prior service cost/(benefit)	$0	$0
Net actuarial loss/(gain)	0	0

Total net amount recognized in accumulated other comprehensive income	$0	$0

Accumulated benefit obligation	$792	$318

Components of net periodic SERP cost YTD:
Service cost	$474	$318
Interest cost	0	0
Expected return on plan assets	0	0
Amortization of prior service cost/(benefit)	0	0
Amortization of net actuarial loss/(gain)	0	0

Net periodic SERP cost	$474	$318

Recognized in other comprehensive income YTD:
Prior service cost/(benefit)	$0	$0
Net actuarial loss/(gain)	0	0
Amortization of prior service cost/(benefit)	0	0
Amortization of net actuarial loss/(gain)	0	0

Total recognized year to date in other comprehensive income	$0	$0

Assumptions as of December 31,:
Assumed discount rate	6.1678%	6.1678%
Rate of compensation increase	0%	0%

As of December 31, 2012, $0 benefits are expected to be paid in the next eight years and a total of $554 thousand of benefits are expected to be paid in year 2021. $0 is expected to be recognized in net periodic benefit cost in 2013.

Note 15 – Earnings Per Common Share

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Bank relate solely to outstanding stock options for 2010 and 2011, and solely to shares for which employees’ funds have been collected but not issued under the Employee Stock Purchase Plan for 2012, and are determined using the treasury stock method.

Earnings per common share have been computed based on reported net income and the following share data:

	Years Ended December 31,
	2012	2011	2010
Net income available for common stockholders	$8,620	$5,734	$7,092
Weighted average number of common shares outstanding	8,779	8,752	8,721
Effect of dilutive options	1	1,820	231

Weighted average number of common shares outstanding used to calculate diluted earnings per common share	8,780	10,572	8,952

Income per common share:
Basic	$0.98	$0.66	$0.81

Diluted	$0.98	$0.54	$0.79

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

A summary of financial instruments with off-balance-sheet risk at December 31, 2012 and 2011 is as follows:

	December 31,
	2012	2011
Commitments to extend credit	$100,007	$86,838

Letters of credit:
Standby letters of credit	$26,178	$27,310
Other letters of credit	3,030	513

	$29,208	$27,823

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

The Bank considers its standby letters of credit to be guarantees. At December 31, 2012, the maximum undiscounted future payments that the Bank could be required to make was $26,178. All of these arrangements mature within one year. The Bank generally has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized; however, some are unsecured. The Bank had not recorded any liabilities associated with these guarantees at December 31, 2012.

Mortgage loans serviced for others are not included in the accompanying consolidated statements of condition. The unpaid principal balances of mortgage loans serviced for others were $197,391 and $184,972 at December 31, 2012 and 2011, respectively. On December 31, 2012 and 2011, the Bank recorded mortgage servicing rights at their fair value of $1,285 and $1,028, respectively.

The Bank utilizes facilities, equipment and land under various operating leases with terms ranging from 1 to 99 years. Some of these leases include scheduled rent increases. The total amount of the rent is being debited to expense under the straight-line method over the lease terms, in accordance with ASC Topic 840, “Leases”. The Bank has recorded a deferred obligation of $698 and $628 as of December 31, 2012 and 2011, respectively, which has been included within other liabilities, to reflect the excess of rent expense over cash paid on the leases.

At December 31, 2012, annual lease commitments under the above noncancelable operating leases were as follows:

Years ending December 31,
2013	$1,572
2014	1,379
2015	1,072
2016	886
2017 and thereafter	19,707

$24,616

The Bank leases certain facilities from two separate entities in which two of its directors have separate ownership interests. Lease payments made to these entities during the years ended December 31, 2012, 2011 and 2010 approximated $358, $351 and $263, respectively.

Additionally, the Bank leases office space to third parties, with original lease terms ranging from 3 to 5 years with option periods ranging up to 15 years. At December 31, 2012, minimum future rents to be received under noncancelable operating sublease agreements were $110, $54, $40 and $27 for the years ending December 31, 2013, 2014, 2015 and 2016, respectively.

A summary of rental activities for years ended December 31, 2012, 2011 and 2010, is as follows:

	For the Years Ended December 31,
	2012	2011	2010
Rent expense	$2,293	$2,309	$2,508
Less: sublease rentals	257	254	269

Net rent expense	$2,036	$2,055	$2,239

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2012 and 2011, that the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2012, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables.

There are no conditions or events since the notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of December 31, 2012 and 2011 are also presented in the table.

	Actual Capital		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012:
Total capital (to Risk Weighted Assets)	$101,489	13.51%	$60,094	8.00%	$75,118	10.00%
Tier 1 capital (to Risk Weighted Assets)	$92,206	12.43%	$29,676	4.00%	$44,514	6.00%
Tier 1 capital (to Average Assets)	$92,206	7.40%	$49,854	4.00%	$62,317	5.00%
As of December 31, 2011:
Total capital (to Risk Weighted Assets)	$95,817	15.31%	$50,075	8.00%	$62,594	10.00%
Tier 1 capital (to Risk Weighted Assets)	$88,080	14.25%	$24,728	4.00%	$37,092	6.00%
Tier 1 capital (to Average Assets)	$88,080	7.87%	$45,599	4.00%	$56,999	5.00%

Note 18 – Parent Company Only Information

Condensed Statements of Financial Condition

(Dollars in thousands)

	December 31,
	2012	2011
Assets
Due from subsidiary depository institution	$92	$44
Investment in subsidiary	94,452	88,290
Securities available-for-sale, at fair value	0	0
Loans (net of allowance of $0 and $0, respectively)	0	0
Other assets	39	1

Total assets	$94,583	$88,335

Liabilities and stockholders’ equity
Liabilities	$148	$217
Subordinated debentures	0	0
Stockholders’ equity	94,435	88,118

Total liabilities and stockholders’ equity	$94,583	$88,335

Condensed Statements of Income

(Dollars in thousands)

	December 31,
	2012	2011
Dividend income	$4,741	$2,370
Interest expense	5	2
Other expenses	230	345
Equity in undistributed income of subsidiary	4,114	99

Net income	$8,620	$2,122

Condensed Statements of Cash Flows

(Dollars in thousands)

	December 31,
	2012	2011
Cash flows from operating activities:
Net income	$8,620	$2,122
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net amortization of premium on securities	0	0
Net decrease (increase) in accrued interest receivable	0	0
Net (increase) decrease in other assets	0	(1)
Net increase (decrease) in deferred taxes	0	0
Stock-based compensation expense	0	0
Undistributed (earnings) losses of subsidiary	(4,114)	(99)
Net increase (decrease) in interest payable	0	0
Net increase (decrease) in other liabilities	(13)	16

Net cash provided by operating activities	4,493	2,038
Cash Flows from Investing Activities:
Net decrease (increase) in loans	0	0
Principal payments received for investment security available-for-sale	0	0

Net cash provided by (used in) investing activities	0	0
Cash Flows from Financing Activities:
Cash dividends paid	(4,390)	(2,194)
Net change in other short-term borrowings	(55)	200
Tax Benefit from exercise of stock options	0	0
Share buyback	0	0
Capital contribution to subsidiaries	0	0

Net cash used in financing activities	(4,445)	(1,994)

Net change in cash and cash equivalents	48	44
Cash and Cash Equivalents, beginning of period	44	0

Cash and Cash Equivalents, end of period	$92	$44

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

Financial assets measured at fair value on a recurring basis as of December 31, 2012 and 2011, are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2012
U.S. government agency and sponsored enterprise (GSE) debt securities	$0	$60,145	$0	$60,145
U.S. government agency pool securities	0	73,798	0	73,798
U.S. government agency of GSE	0	139,579	0	139,579
Other assets:
MSRs	0	0	1,285	1,285

Total assets	$0	$273,522	$1,285	$274,807

December 31, 2011
U.S. government agency and sponsored enterprise (GSE) debt securities	$0	$20,235	$0	$20,235
U.S. government agency pool securities	0	9,220	0	9,220
U.S. government agency of GSE	0	142,431	0	142,431
Other assets:
MSRs	0	0	1,028	1,028

Total assets	$0	$171,886	$1,028	$172,914

There were no liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011.

During the periods ended December 31, 2012, 2011 and 2010, the changes in Level 3 assets measured at fair value on a recurring basis are as follows:

	December 31,
	2012	2011	2010
Beginning balance	$1,028	$942	$965
Realized and unrealized net gains:
Included in net income	257	86	(23)
Included in other comprehensive income	0	0	0
Purchases, sales and issuances
Purchases	(31,391)	(28,098)	(32,439)
Sales	31,391	28,098	32,439
Issuances	0	0	0

Ending balance	$1,285	$1,028	$942

There were no transfers in or out of the Bank’s Level 3 financial assets for the periods ended December 31, 2012 and 2011. The Company was formed in 2011, so the 2010 data for Level 3 assets pertains solely to the Bank.

Mortgage Servicing Rights

The fair value measurement of mortgage servicing rights is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques that incorporate assumptions that market participants would use in estimating the fair value of servicing rights. These assumptions might include estimates of prepayment speeds, discount rate, costs to service, escrow account earnings, contractual servicing fee income, prepayment and late fees, among other considerations. Mortgage servicing rights are considered a Level 3 measurement at December 31, 2012 and 2011, and are included in other assets in the accompanying consolidated balance sheets.

Assets Measured at Fair Value on a Nonrecurring Basis

Under certain circumstances the Bank makes adjustments to fair value for assets and liabilities even though they are not measured at fair value on an ongoing basis. The following table presents the financial instruments carried on the consolidated statements of condition by caption and by level in the fair value hierarchy at December 31, 2012 and 2011, for which a nonrecurring change in fair value has been recorded:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2012
Financial assets:
Loans, net
Impaired loans	$0	$250	$0	$250

Other assets

Other real estate owned	$0	$4,384	$0	$4,384

December 31, 2011
Financial assets:
Loans, net
Impaired loans	$0	$2,564	$0	$2,564

Other assets

Other real estate owned	$0	$0	$0	$0

In accordance with the provisions of loan impairment guidance of ASC Subtopic 310-10-35, individual loans with total carrying values of $662 and $2,718 at December 31, 2012 and 2011, respectively, were written down to their fair value of $250 and $2,564, respectively, resulting in impairment charges of $412 and $154, respectively, which were recorded as charge-offs to the allowance for loan losses. Loans subject to write downs are estimated using the appraised value of the underlying collateral, discounted as necessary due to management’s estimates of changes in economic conditions, less estimated costs to sell.

In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of ASC Subtopic 360–10, foreclosed assets with a carrying amount of $100 at December 31, 2012, were written down to their fair value of $79, resulting in a loss of $21, which was deducted from earnings for the period. The Bank did not have any impairment or disposal of Long-Lived Assets during the period ended December 31, 2011. Foreclosed assets subject to write downs is estimated using the appraised value of the underlying collateral, discounted as necessary due to management’s estimates of changes in economic conditions, less estimated costs to sell.

Additionally, the Bank also makes adjustments to nonfinancial assets and liabilities though they are not measured at fair value on an ongoing basis. The Bank does not have nonfinancial assets or liabilities for which a nonrecurring change in fair value has been recorded during the periods ended December 31, 2012, and 2011.

Fair Value of Other Financial Instruments

The estimated fair values of the Bank’s other financial instruments, excluding those assets recorded at fair value on a recurring basis on the Bank’s consolidated statements of condition, are as follows:

	December 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$74,189	$74,189	$130,959	$130,959
Interest bearing deposits with banks	$150	$150	$150	$150
Investment securities held-to-maturity	$58,125	$60,221	$47,467	$49,263
Loans	$762,945	$746,848	$740,756	$728,143
Accrued interest receivable	$3,599	$3,599	$3,418	$3,418
Financial liabilities:
Deposits	$1,102,540	$1,107,142	$1,038,339	$1,034,429
Accrued interest payable	$161	$161	$164	$164
Federal Home Loan Bank advances	$10,000	$10,000	$10,000	$10,000

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