Form 10-Q
period 2013-03-31
BankGuam Holding Co
filed 2013-05-09
CIK 1527383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of March 31, 2013, the registrant had outstanding 8,782,861 shares of common stock.

BANKGUAM HOLDING COMPANY

FORM 10-Q

QUARTERLY REPORT

PART 1. FINANCIAL INFORMATION		4

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	4

	Condensed Consolidated Statements of Condition at March 31, 2013, and December 31, 2012	5

	Condensed Consolidated Statements of Income for the three months ended March 31, 2013 and 2012	6

	Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012	7

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012	9

	Notes to Condensed Consolidated Financial Statements	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 4.	Controls and Procedures	45

PART II. OTHER INFORMATION		46

Item 6.	Exhibits	46

Signatures		47

Exhibit	Index

Exhibit 31.01 Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.02 Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.01 Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

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

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may be preceded by, followed by or include the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “is designed to” and similar expressions. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about our business and the environment in which it operates that could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” included elsewhere in this Quarterly Report and as may be updated in filings we make from time to time with the U.S. Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for our fiscal year ended December 31, 2012, and our other Quarterly Reports on Form 10-Q filed by us in fiscal 2012. We have no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or risks, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. New information, future events or risks could cause the forward-looking events we discuss in this Quarterly Report not to occur. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

The financial statements and the notes thereto begin on the next page.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Condition

(in Thousands, Except Par Value)

	March 31, 2013	December 31, 2012
ASSETS
Cash and due from banks	$24,289	$36,575
Federal Funds sold	5,000	5,000
Interest bearing deposits in banks	92,601	32,614

Total cash and cash equivalents	121,890	74,189
Restricted cash	150	150
Investment securities available for sale, at fair value	254,430	273,522
Investment securities held to maturity, at amortized cost	53,514	58,125
Federal Home Loan Bank stock, at cost	2,139	2,159
Loans, net of allowance for loan losses (3/31/13: $12,728 and 12/31/12: $12,228)	788,452	748,832
Accrued interest receivable	3,837	3,599
Premises and equipment, net	17,399	17,712
Goodwill	783	783
Other assets	30,366	32,310

Total assets	$1,272,960	$1,211,381

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$293,747	$279,322
Interest bearing	879,916	823,218

Total deposits	1,173,663	1,102,540
Accrued interest payable	170	161
Borrowings	40	10,145
Other liabilities	4,246	4,111

Total liabilities	1,178,119	1,116,957

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock $0.2083 par value; 48,000 shares authorized; 8,815 and 8,814 shares issued and 8,783 and 8,782 shares outstanding at 3/31/13 and 12/31/12, respectively	1,844	1,844
Additional paid-in capital	15,308	15,304
Retained earnings	76,919	76,092
Accumulated other comprehensive income	1,060	1,474

	95,131	94,714
Common stock in treasury, at cost (32 shares)	(290)	(290)

Total stockholders’ equity	94,841	94,424

Total liabilities and stockholders’ equity	$1,272,960	$1,211,381

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Income

(Dollar and Share Amounts in Thousands, Except Per Share Data)

	Three months ended March 31,
	2013	2012
Interest income:
Loans	$13,849	$13,275
Investment securities	1,368	1,222
Federal Funds sold	2	2
Deposits with banks	57	82

Total interest income	15,276	14,581

Interest expense:
Time deposits	58	66
Savings deposits	1,287	1,178
Other borrowed funds	80	99

Total interest expense	1,425	1,343

Net interest income	13,851	13,238
Provision for loan losses	975	975

Net interest income, after provision for loan losses	12,876	12,263
Non-interest income:
Service charges and fees	1,009	910
Investment securities gains	207	117
Income from merchant services	533	587
Income from cardholders	515	462
Wire transfer fees	162	173
Trustee fees	120	146
Other income	473	973

Total non-interest income	3,019	3,368

Non-interest expenses:
Salaries and employee benefits	5,514	5,891
Occupancy	1,573	1,533
Furniture and equipment	1,638	1,455
Insurance	415	431
Telecommunications	382	377
Federal Deposit Insurance Corporation assessment	276	229
Contract services	330	404
Stationery & supplies	182	236
Professional services	331	90
Education	235	91
General, administrative and other	2,332	1,910

Total non-interest expenses	13,208	12,647

Income before income taxes	2,687	2,984
Income tax expense	762	818

Net income	$1,925	$2,166

Earnings per share:
Basic	$0.22	$0.25

Diluted	$0.22	$0.25

Dividends declared per share	$0.125	$0.125

Basic weighted average shares	8,783	8,779

Diluted weighted average shares	8,787	8,779

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in Thousands)

	Three months ended March 31,
	2013	2012
Net income	$1,925	$2,166

Other comprehensive income components, net of tax effects:
Unrealized holding (loss) on available-for-sale securities arising during the period	(241)	(99)
Reclassification for gains (loss) realized on available-for-sale securities	(207)	117
Net change in unrealized holding loss on held-to-maturity securities during the period	34	50

Total other comprehensive (loss) income	(414)	68

Comprehensive income	$1,511	$2,234

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

(Dollar Amounts in Thousands)

	Number of Shares	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income/(loss)	Retained Earnings	Treasury Stock	Total
Balances, December 31, 2012	8,782,333	$1,844	$15,304	$1,474	$76,092	$(290)	$94,424
Comprehensive income:
Net income		0	0	0	1,925	0	1,925
Change in accumulated other comprehensive income				(414)			(414)
Common stock issued under Employee Stock Option Plan	528	0	4	0	0	0	4
Cash dividends on common stock		0	0	0	(1,098)	0	(1,098)

Balances, March 31, 2013	8,782,861	$1,844	$15,308	$1,060	$76,919	$(290)	$94,841

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Cash Flows

(in Thousands)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net income:	$1,925	$2,166
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	975	975
Depreciation and amortization	714	757
Amortization of fees, discounts and premiums	616	627
Write-down and gain on sales of other real estate owned, net	(13)	(58)
Proceeds from sales of loans held for sale	10,462	5,187
Origination of loans held for sale	(10,462)	(5,187)
(Increase) decrease in mortgage servicing rights	(20)	(193)
Realized gain on sale of available-for-sale securities	(207)	(117)
Net change in:
Accrued interest receivable	(238)	113
Other assets	1,333	749
Accrued interest payable	9	13
Other liabilities	137	1,000

Net cash provided by operating activities	5,231	6,032

Cash flows from investing activities:
Purchases of available-for-sale securities	(44,755)	(90,054)
Proceeds from sales of available-for-sale securities	52,162	15,077
Maturities, prepayments and calls of available-for-sale securities	10,956	10,502
Maturities, prepayments and calls of held-to-maturity securities	4,516	2,906
Loan originations and principal collections, net	(40,157)	4,639
Proceeds from sales of other real estate owned	205	223
Purchases of premises and equipment	(401)	(707)

Net cash used in investing activities	(17,474)	(57,414)

Cash flows from financing activities:
Net increase in deposits	71,123	24,825
Payment of Federal Home Loan Bank advances	(10,000)	0
Proceeds from Federal Home Loan Bank stock redemption	20	0
Proceeds from other borrowings	0	160
Repayment of other borrowings	(105)	0
Proceeds from issuance of common stock	4	0
Dividends paid	(1,098)	(1,097)

Net cash provided by financing activities	59,944	23,888

Net change in cash and cash equivalents:	47,701	(27,494)
Cash and cash equivalents at beginning of period	74,189	130,959

Cash and cash equivalents at end of period	$121,890	$103,465

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,425	$1,343
Income taxes	$77	$88
Supplemental schedule of noncash investing and financing activities:
Net change in unrealized loss on held-to-maturity securities, net of tax	$34	$50
Net change in unrealized (gain) loss on available-for-sale securities, net of tax	$(448)	$18
Other real estate owned transferred from loans, net	$439	$279
Other real estate owned transferred to loans, net	$0	$(50)

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

BankGuam Holding Company

Notes to Condensed Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

Note 1 – Nature of Business

Organization

The accompanying condensed consolidated financial statements include the accounts of BankGuam Holding Company (“Company”) and its wholly-owned subsidiary, Bank of Guam (“Bank”). The Company is a Guam corporation organized on October 29, 2010, to act as a holding company of the Bank, a Guam banking corporation, a 24-branch bank serving the communities in Guam, the Commonwealth of the Northern Mariana Islands (CNMI), the Federated States of Micronesia (FSM), the Republic of the Marshall Islands (RMI), the Republic of Palau (ROP), and San Francisco, California. On August 15, 2011, the Company acquired all of the outstanding common stock of the Bank in a holding company formation transaction.

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

Note 2 – Summary of Significant Accounting Policies and Recent Accounting Pronouncements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all footnotes that would be required for a full presentation of financial position, results of operations, changes in cash flows and comprehensive income in accordance with generally accepted accounting principles in the United States (“GAAP”). However, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of our management, are necessary for a fair presentation of our financial position and our results of operations for the interim periods presented. The condensed consolidated statement of condition as of March 31, 2013, was derived from the Company’s audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

These unaudited condensed consolidated financial statements have been prepared on a basis consistent with prior periods, and should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2012, and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 on March 21, 2013.

Our consolidated financial position at March 31, 2013, and the consolidated results of operations for the three month period ended March 31, 2013, are not necessarily indicative of what our financial position will be as of December 31, 2013, or of the results of our operations that may be expected for the full year ending December 31, 2013.

The Company has evaluated events subsequent to March 9, 2013, through the date at which these unaudited condensed consolidated financial statements are being filed with the Securities and Exchange Commission, for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of income and expenses during the periods presented. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, valuation of other real estate owned, other than temporary impairment of securities and the fair value of financial instruments.

Recent Accounting Pronouncements

On February 5, 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”, which gives additional guidance to improve the reporting of reclassifications out of accumulated other comprehensive income (“AOCI”). For significant items reclassified out of AOCI to net income in their entirety during a reporting period, companies must report the effect on the line items in the statement where net income is presented. This can be done on the face of the statement in certain circumstances or in the notes. For public companies, this guidance is effective on a prospective basis for fiscal years and interim periods within those years beginning after December 15, 2012. The adoption of this guidance did not have a material impact on our financial statements.

Note 3 – Earnings Per Common Share

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to shares subscribed but not yet issued in 2013 under the Employee Stock Purchase Plan, and are reported as dilutive options.

Earnings per common share have been computed based on reported net income and the following share data:

	For the Three Months Ended March 31,
	2013	2012
Net income available for common stockholders	$1,925	$2,166
Weighted average number of common shares outstanding	8,783	8,779
Effect of dilutive options	4	0

Weighted average number of common shares outstanding used to calculate diluted earnings per common share	8,787	8,779

Income per common share:
Basic	$0.22	$0.25

Diluted	$0.22	$0.25

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

Note 4 – Investment Securities

The amortized cost and fair value of investment securities, with gross unrealized gains and losses, follows:

	March 31, 2013
	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Securities Available for Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$49,926	$(221)	$278	$49,984
U.S. government agency pool securities	75,895	(263)	384	76,016
U.S. government agency or GSE mortgage-backed securities	126,634	(118)	1,915	128,430

Total	$252,455	$(602)	$2,577	$254,430

Securities Held to Maturity
U.S. government agency pool securities	$1,929	$(10)	$29	$1,948
U.S. government agency or GSE mortgage-backed securities	51,585	(0)	1,782	53,367

Total	$53,514	$(10)	$1,811	$55,315

	December 31, 2012
	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Securities Available for Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$59,923	$(138)	$360	$60,145
U.S. government agency pool securities	73,663	(140)	275	73,798
U.S. government agency or GSE mortgage-backed securities	137,282	(152)	2,449	139,579

Total	$270,868	$(430)	$3,084	$273,522

Securities Held to Maturity
U.S. government agency pool securities	$1,966	$(3)	$45	$2,008
U.S. government agency or GSE mortgage-backed securities	56,159	0	2,054	58,213

Total	$58,125	$(3)	$2,099	$60,221

At March 31, 2013, and December 31, 2012, investment securities with a carrying value of $185.8 million and $142.3 million, respectively, were pledged to secure various government deposits and other public requirements.

The amortized cost and fair value of investment securities by contractual maturity at March 31, 2013, and December 31, 2012, are shown below. Securities not due at a single maturity date, such as agency pool securities and mortgage-backed securities, are shown separately.

	March 31, 2013
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due after one but within five years	$4,997	$5,006	$0	$0
Due after five years	44,929	44,978	0	0
U.S. Government agency pool securities	75,895	76,016	1,929	1,948
Mortgage-backed securities	126,634	128,430	51,585	53,367

Total	$252,455	$254,430	$53,514	$55,315

	December 31, 2012
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due after one but within five years	$4,997	$5,035	$0	$0
Due after five years	54,926	55,110	0	0
U.S. Government agency pool securities	73,663	73,798	1,966	2,008
Mortgage-backed securities	137,282	139,579	56,159	58,213

Total	$270,868	$273,522	$58,125	$60,221

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2013, and December 31, 2012.

	March 31, 2013
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
Securities Available for Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$(221)	$29,754	$0	$0	$(221)	$29,754
U.S. government agency pool securities	(263)	51,890	0	74	(263)	51,964
U.S. government agency or GSE mortgage-backed securities	(118)	25,252	0	0	(118)	25,252

Total	$(602)	$106,896	$0	$74	$(602)	$106,970

Securities Held to Maturity
U.S. government agency pool securities	$(5)	$150	$(5)	$296	$(10)	$446
U.S. government agency or GSE mortgage-backed securities	0	7	0	0	0	7

Total	$(5)	$157	$(5)	$296	$(10)	$453

	December 31, 2012
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
Securities Available for Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$(138)	$29,836	$0	$0	$(138)	$29,836
U.S. government agency pool securities	(139)	29,921	(1)	76	(140)	29,997
U.S. government agency or GSE mortgage-backed securities	(136)	25,420	(16)	3,216	(152)	28,636

	$(413)	$85,177	$(17)	$3,292	$(430)	$88,469

Securities Held to Maturity
U.S. government agency pool securities	$0	$29	$(3)	$302	$(3)	$331
U.S. government agency or GSE mortgage-backed securities	0	0	0	0	0	0

Total	$0	$29	$(3)	$302	$(3)	$331

The investment securities that were in an unrealized loss position as of March 31, 2013, which comprised a total of 31 securities, were not other-than-temporarily impaired. Specifically, the 31 securities are comprised of the following: 18 Small Business Administration (SBA) Pool securities, 3 mortgage-backed securities issued by the Government National Mortgage Association (GNMA), and 4 mortgage-backed securities and 6 U.S. Government Agency Bonds issued by the Federal National Mortgage Association (FNMA).

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

Note 5 – Loans Held for Sale, Loans and Allowance for Loan Losses

Loans Held for Sale

In its normal course of business, the Bank originates mortgage loans held for sale for the Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”). The Bank has elected to measure its residential mortgage loans held for sale at the lower of cost or market. Origination fees and costs are recognized in earnings at the time of origination for newly originated loans held for sale, and the loans are sold to Freddie Mac at par, so there is no gain or loss reported in earnings.

During the three months ended March 31, 2013, the Bank has originated approximately $10.5 million and sold approximately $10.5 million.

Loans

Outstanding loan balances are presented net of unearned income, deferred loan fees, and unamortized discount and premium. Loans subject to ASC 310-30 are presented net of the related accretable yield and nonaccretable difference.

The loan portfolio consisted of the following at:

	March 31, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial
Commercial & industrial	$159,786	19.9%	$138,951	18.2%
Commercial mortgage	336,528	41.9%	314,462	41.2%
Commercial construction	5,419	0.7%	3,908	0.5%

Total commercial	501,733	62.5%	457,321	59.9%
Consumer
Residential mortgage	162,782	20.2%	164,774	21.6%
Home equity	1,210	0.2%	1,211	0.2%
Automobile	7,885	1.0%	8,227	1.1%
Other consumer loans [1]	129,742	16.1%	131,412	17.2%

Total consumer	301,619	37.5%	305,624	40.1%

Gross loans	803,352	100.0%	762,945	100.0%

Deferred fee (income) costs, net	(2,172)		(1,885)
Allowance for loan losses	(12,728)		(12,228)

Loans, net	$788,452		$748,832

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

At March 31, 2013, total gross loans increased by $40.4 million to $803.4 million from $762.9 million at December 31, 2012. The increase in loans was largely attributed to a $44.4 million increase in commercial loans to $501.7 million at March 31, 2013, from $457.3 million at December 31, 2012. The increase in commercial loans was due to the $22.1 million growth in the commercial mortgage portfolio, supplemented by the $20.8 million increase in commercial & industrial loans and the $1.5 million increase in commercial construction loans. There was a $4.0 million decrease in consumer loans to $301.6 million at March 31, 2013, down from $305.6 million at December 31, 2012. The decrease in consumer loans was principally due to the $2.0 million reduction in residential mortgage loans and the $1.7 million decrease in other consumer loans.

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

Set forth below is a summary of the Bank’s activity in the allowance for loan losses during the three months ended March 31, 2013, and the year ended December 31, 2012:

	Three Months Ended March 31, 2013	Year Ended December 31, 2012
	(Dollars in thousands)
Balance, beginning of period	$12,228	$11,101
Provision for loan losses	975	3,900
Recoveries on loans previously charged off	418	3,294
Charged off loans	(893)	(6,067)

Balance, end of period	$12,728	$12,228

Set forth below is information regarding loan balances and the related allowance for loan losses, by portfolio type, for the three-month period ended March 31, 2013, and the year ended December 31, 2012, respectively.

	Commercial	Residential Mortgages	Consumer	Total
	(Dollars in thousands)
Three Months Ended March 31, 2013
Allowance for loan losses:
Balance at beginning of quarter	$6,251	$1,453	$4,524	$12,228
Charge-offs	(43)	(0)	(850)	(893)
Recoveries	36	0	382	418
Provision	623	(337)	689	975

Balance at end of quarter	$6,867	$1,116	$4,745	$12,728

Allowance balance at end of quarter related to:
Loans individually evaluated for impairment	$0	$0	$0	$0

Loans collectively evaluated for impairment	$6,867	$1,116	$4,745	$12,728

Loan balances at end of quarter:
Loans individually evaluated for impairment	11,918	7,442	235	19,595
Loans collectively evaluated for impairment	489,815	156,550	137,392	783,757

Ending Balance	$501,733	$163,992	$137,627	$803,352

Year Ended December 31, 2012
Allowance for loan losses:
Balance at beginning of year	$6,654	$318	$4,129	$11,101
Charge-offs	(1,320)	(68)	(4,679)	(6,067)
Recoveries	159	3	3,132	3,294
Provision	758	1,200	1,942	3,900

Balance at end of year	$6,251	$1,453	$4,524	$12,228

Allowance balance at end of year related to:
Loans individually evaluated for impairment	$0	$0	$0	$0

Loans collectively evaluated for impairment	$6,251	$1,453	$4,524	$12,228

Loan balances at end of year:
Loans individually evaluated for impairment	$9,367	$7,242	$234	$16,843
Loans collectively evaluated for impairment	447,954	158,743	139,405	746,102

Ending Balance	$457,321	$165,985	$139,639	$762,945

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

Credit Quality

The following table provides a summary of the delinquency status of the Bank’s loans by portfolio type:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans Outstanding
	(Dollars in thousands)
March 31, 2013
Commercial
Commercial & industrial	$176	$347	$246	$769	$159,017	$159,786
Commercial mortgage	2,176	1,056	4,717	7,949	328,579	336,528
Commercial construction	0	0	0	0	5,419	5,419

Total commercial	2,352	1,403	4,963	8,718	493,015	501,733
Consumer
Residential mortgage	15,009	3,369	3,837	22,215	140,567	162,782
Home equity	24	74	59	157	1,053	1,210
Automobile	398	67	21	486	7,399	7,885
Other consumer [1]	2,787	943	994	4,724	125,018	129,742

Total consumer	18,218	4,453	4,911	27,582	274,037	301,619

Total	$20,570	$5,856	$9,874	$36,300	$767,052	$803,352

December 31, 2012
Commercial
Commercial & industrial	$65	$222	$521	$808	$138,143	$138,951
Commercial mortgage	2,050	1,403	5,963	9,416	305,046	314,462
Commercial construction	0	0	0	0	3,908	3,908

Total commercial	2,115	1,625	6,484	10,224	447,097	457,321
Consumer
Residential mortgage	8,705	4,513	5,190	18,408	146,366	164,774
Home equity	0	135	0	135	1,076	1,211
Automobile	314	76	0	390	7,837	8,227
Other consumer [1]	2,389	948	1,187	4,524	126,888	131,412

Total consumer	11,408	5,672	6,377	23,457	282,167	305,624

Total	$13,523	$7,297	$12,861	$33,681	$729,264	$762,945

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

Generally, the accrual of interest on a loan is discontinued when principal or interest payments become more than 90 days past due, unless management believes the loan is adequately collateralized and is in the process of collection. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received, except when the ultimate collectability of principal is probable, in which case interest payments are credited to income. Non-accrual loans may be restored to accrual status when principal and interest become current and full repayment is expected. The following table provides information as of March 31, 2013, and December 31, 2012, with respect to loans on non-accrual status, by portfolio type:

	March 31, 2013	December 31, 2012
Non-accrual loans:	(Dollars in thousands)
Commercial
Commercial & industrial	$396	$685
Commercial mortgage	7,800	7,977
Commercial construction	0	0

Total commercial	8,196	8,662
Consumer
Residential mortgage	7,383	7,166
Home equity	59	76
Automobile	0	0
Other consumer [1]	235	234

Total consumer	7,677	7,476

Total non-accrual loans	$15,873	$16,138

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

The Bank classifies its loan portfolios using internal credit quality ratings, as discussed above under Allowance for Loan Losses. The following table provides a summary of loans by portfolio type and the Bank’s internal credit quality ratings as of March 31, 2013, and December 31, 2012.

	March 31, 2013	December 31, 2012	Increase (Decrease)
	(Dollars in thousands)
Pass:
Commercial & industrial	$152,656	$123,046	$29,610
Commercial mortgage	320,473	290,307	30,166
Commercial construction	5,419	3,908	1,511
Residential mortgage	158,402	158,408	(6)
Home equity	1,077	1,211	(134)
Automobile	7,864	8,227	(363)
Other consumer	128,786	130,345	(1,559)

Total pass loans	$774,677	$715,452	$59,225

Special Mention:
Commercial & industrial	$3,084	$3,752	$(668)
Commercial mortgage	6,041	6,839	(798)
Commercial construction	0	0	0
Residential mortgage	0	0	0
Home equity	0	0	0
Automobile	0	0	0
Other consumer	0	0	0

Total special mention loans	$9,125	$10,591	$(1,466)

Substandard:
Commercial & industrial	$4,038	$12,153	$(8,115)
Commercial mortgage	10,014	17,316	(7,302)
Commercial construction	0	0	0
Residential mortgage	359	370	(11)
Home equity	0	0	0
Automobile	0	0	0
Other consumer	22	26	(4)

Total substandard loans	$14,433	$29,865	$(15,432)

Formula Classified:
Commercial & industrial	$8	$0	$8
Commercial mortgage	0	0	0
Commercial construction	0	0	0
Residential mortgage	4,021	5,996	(1,975)
Home equity	133	0	133
Automobile	21	0	21
Other consumer	934	1,041	(107)

Total formula classified loans	$5,117	$7,037	$(1,920)

Doubtful:
Commercial & industrial	$0	$0	$0
Commercial mortgage	0	0	0
Commercial construction	0	0	0
Residential mortgage	0	0	0
Home equity	0	0	0
Automobile	0	0	0
Other consumer	0	0	0

Total doubtful loans	$0	$0	$0

Total outstanding loans, gross	$803,352	$762,945	$40,407

As the above table indicates, the Bank’s total loans approximated $803.4 million at March 31, 2013, up from $762.9 million at December 31, 2012. The disaggregation of the portfolio by risk rating in the table reflects the following changes between March 31, 2013, and December 31, 2012:

•

Loans rated “pass” increased by $59.2 million to $774.7 million at March 31, 2013, up from $715.5 million at December 31, 2012. The increase is primarily in commercial mortgage loans, which grew by $30.2 million, commercial & industrial loans, which increased by $29.6 million, and commercial construction loans which were up by $1.5 million. This is due to various large loans originated in the California region and in Guam. These were offset by a decrease in other consumer loans, which decreased by $1.6 million due to loan payoffs and paydowns.

•

The “special mention” category was $1.5 million lower at March 31, 2013 than at December 31, 2012. This is attributed to a drop in special mention commercial mortgage loans of $798 thousand, which was primarily due to a loan payoff of $754 thousand. In addition, special mention commercial & industrial loans decreased by $668 thousand as a result of the downgrade of a $504 thousand loan relationship to “substandard” and the upgrade of a $36 thousand loan relationship to “pass”.

•

Loans classified “substandard” decreased by $15.4 million to $14.4 million at March 31, 2013, from $29.9 million at December 31, 2012. The decrease was mainly in commercial & industrial loans due to the upgrade of a $5.8 million loan relationship to pass” and payoffs of $3.1 million. Additionally, substandard commercial mortgage loans dropped by $7.3 million due to the upgrade of $6.5 million loan relationship to “pass” and a payoff of $470 thousand.

•	The “formula classified” category decreased by $1.9 million during the period, resulting primarily from the payoff and paydowns of residential construction loans.

•	There were no loans classified as “doubtful” at either March 31, 2013, or December 31, 2012.

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

The following table sets forth information regarding non-accrual loans and restructured loans, at March 31, 2013, and December 31, 2012:

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Impaired loans:
Restructured loans:
Non-accruing restructured loans	$5,865	$5,970
Accruing restructured loans	3,722	705

Total restructured loans	9,587	6,675
Other non-accruing impaired loans	10,008	10,168
Other accruing impaired loans	0	0

Total impaired loans	$19,595	$16,843

Impaired loans less than 90 days delinquent and included in total impaired loans	$10,248	$6,058

The table below contains additional information with respect to impaired loans, by portfolio type, for the years ended March 31, 2013, and December 31, 2012:

	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
March 31, 2013, With no related allowance recorded:
Commercial & industrial	$3,584	$3,738	$577	$80
Commercial mortgage	8,334	10,049	2,104	101
Commercial construction	0	0	0	0
Residential mortgage	7,309	7,407	1,846	(1)
Home equity	133	133	19	0
Automobile	0	0	0	0
Other consumer	235	245	58	0

Total impaired loans with no related allowance	$19,595	$21,572	$4,604	$180

March 31, 2013, With an allowance recorded:
Commercial & industrial	$0	$0	$0	$0
Commercial mortgage	0	0	0	0
Commercial construction	0	0	0	0
Residential mortgage	0	0	0	0
Home equity	0	0	0	0
Automobile	0	0	0	0
Other consumer	0	0	0	0

Total impaired loans with an allowance recorded	$0	$0	$0	$0

December 31, 2012, With no related allowance recorded:
Commercial & industrial	$822	$975	$778	$29
Commercial mortgage	8,545	10,229	10,204	450
Commercial construction	0	0	925	0
Residential mortgage	7,166	7,264	3,313	249
Home equity	76	76	33	2
Automobile	0	0	0	0
Other consumer	234	243	191	8

Total impaired loans with no related allowance	$16,843	$18,787	$15,444	$738

December 31, 2012, With an allowance recorded:
Commercial & industrial	$0	$0	$0	$0
Commercial mortgage	0	0	0	0
Commercial construction	0	0	0	0
Residential mortgage	0	0	0	0
Home equity	0	0	0	0
Automobile	0	0	0	0
Other consumer	0	0	0	0

Total impaired loans with an allowance recorded	$0	$0	$0	$0

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

Troubled Debt Restructurings

In accordance with FASB’s Accounting Standard Update No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring” (ASU No. 2011-02), the Bank had $9.6 million of troubled debt restructurings (TDRs) as of March 31, 2013. The restructured loans recorded with the Bank have been modified for the purpose of alleviating temporary impairments to the borrower’s financial condition. The modifications that the Bank has extended to borrowers have come in the form of a change in the amortization terms, reduction in the interest rate, and interest-only payments. The workout plan between the borrower and the Bank is designed to provide a bridge for cash flow shortfalls in the near term. As the borrower works through the near term issues, in most cases, the original contractual terms will be reinstated.

Additional information regarding performing and non-performing TDRs at March 31, 2013 and December 31, 2012 is set forth in the following table:

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Performing
Residential mortgage	0	$0	$0	$0	$0
Commercial mortgage	6	3,982	3,982	3,722	706
Automobile	0	0	0	0	0
Consumer	0	0	0	0	0

Total performing TDRs	6	3,982	3,982	3,722	706
Nonperforming
Residential mortgage	0	$0	$0	$0	$0
Commercial mortgage	7	10,120	8,805	5,865	5,970
Automobile	0	0	0	0	0
Consumer	0	0	0	0	0

Total nonperforming TDRs	7	10,120	8,805	5,865	5,970

Total Troubled Debt Restructurings (TDRs)	13	$14,102	$12,787	$9,587	$6,676

Note 6 – Commitments and Contingencies

The Bank utilizes facilities, equipment and land under various operating leases with terms ranging from 1 to 99 years. Some of these leases include scheduled rent increases. The total amount of the rent is being charged to expense on the straight-line method over the lease terms in accordance with ASC Topic 840 “Leases”. The Bank has recorded a deferred obligation of $714 thousand and $698 thousand as of March 31, 2013, and December 31, 2012, respectively, which is included within other liabilities, to reflect the excess of rent expense over cash paid on the leases.

At March 31, 2013, annual lease commitments under the above noncancelable operating leases were as follows:

Period ending December 31,
2013	$1,572
2014	1,379
2015	1,072
2016	886
2017	697
Thereafter	19,127

Total	$24,733

The Bank leases certain facilities from two separate entities in which two of its directors have separate ownership interests. Lease payments made to these entities during the three months ended March 31, 2013, and the twelve months ended December 31, 2012, approximated $93 thousand and $358 thousand, respectively.

Additionally, the Bank leases office space to third parties, with original lease terms ranging from 3 to 5 years and option periods ranging up to 15 years. At March 31, 2013, minimum future rents to be received under non-cancelable operating sublease agreements were $152, $54, $40, and $26 thousand for the periods ending December 31, 2013, 2014, 2015 and 2016, respectively.

A summary of rental activities for the three-month periods ended March 31, 2013, and March 31, 2012, is as follows:

	March 31, 2013	March 31, 2012
Rent expense	$583	$580
Less: sublease rentals	67	63

Net rent expense	$516	$517

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of March 31, 2013, and December 31, 2012, the Bank met all capital adequacy requirements to which it is subject.

As of March 31, 2013, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.

There are no conditions or events since the notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of March 31, 2013, and December 31, 2012, are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2013:
Total capital (to Risk Weighted Assets)	$102,627	13.17%	$62,330	8.00%	$77,912	10.00%
Tier 1 capital (to Risk Weighted Assets)	$92,998	12.09%	$30,780	4.00%	$46,170	6.00%
Tier 1 capital (to Average Assets)	$92,998	7.33%	$50,719	4.00%	$63,399	5.00%

At December 31, 2012:
Total capital (to Risk Weighted Assets)	$101,489	13.51%	$60,094	8.00%	$75,118	10.00%
Tier 1 capital (to Risk Weighted Assets)	$92,206	12.43%	$29,676	4.00%	$44,514	6.00%
Tier 1 capital (to Average Assets)	$92,206	7.40%	$49,854	4.00%	$62,317	5.00%

Note 8 – Off-Balance-Sheet Activities

The Bank is a party to credit-related financial instruments with off-balance-sheet risk to meet the financing needs of its customers in the normal course of business. These financial instruments include commitments to extend credit, standby letters of credit, and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount reflected in the condensed consolidated financial statements.

The Bank’s exposure to credit loss, in the event of nonperformance by the other parties to financial instruments for loan commitments and letters of credit, is represented by the contractual amount of these instruments. The Bank follows the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

A summary of financial instruments with off-balance-sheet risk at March 31, 2013, and December 31, 2012, is as follows:

	March 31, 2013	December 31, 2012
Commitments to extend credit	$104,580	$100,007

Letters of credit:
Standby letters of credit	$26,863	$26,178
Other letters of credit	3,220	3,030

Total	$30,083	$29,208

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

The Bank considers its standby letters of credit to be payment guarantees. At March 31, 2013, the maximum undiscounted future payments that the Bank could be required to make for all outstanding letters of credit were $30.1 million. All of these arrangements mature within one year. The Bank has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized; however, several are unsecured. The Bank had not recorded any liabilities associated with these guarantees at March 31, 2013.

Mortgage loans serviced for others are not included in the accompanying condensed consolidated statements of condition. The unpaid principal balances of mortgage loans serviced for others were $199.8 million and $197.4 million at March 31, 2013, and December 31, 2012, respectively. On March 31, 2013, and December 31, 2012, the Bank recorded mortgage servicing rights at their estimated fair value of $1.3 million and $1.3 million, respectively.

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

A valuation allowance of $2.4 million has been provided at March 31, 2013, to reduce the deferred tax asset because, in management’s opinion, it is more likely than not that less than the entire amount will be realized. The portion of the deferred tax asset with valuation allowance is attributable to a net operating loss carry forward from the Bank’s California operations. The benefit of the net operating loss has already been realized as a result of the Guam income tax code.

The difference between the effective income tax expense and the income tax expense computed at the Guam statutory rate was due to nontaxable interest income earned on loans to the Government of Guam for each of the years ended December 31, 2012 and 2011.

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

Financial assets measured at fair value on a recurring basis as of March 31, 2013, and December 31, 2012, are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At March 31, 2013
U.S. government agency and sponsored enterprise (GSE) debt securities	$0	$49,983	$0	$49,983
U.S. government agency pool securities	0	76,016	0	76,016
U.S. government agency or GSE	0	128,431	0	128,431
Other assets:
MSRs	0	0	1,305	1,305

Total assets	$0	$254,430	$1,305	$255,735

At December 31, 2012
U.S. government agency and sponsored enterprise (GSE) debt securities	$0	$60,145	$0	$60,145
U.S. government agency pool securities	0	73,798	0	73,798
U.S. government agency or GSE	0	139,579	0	139,579
Other assets:
MSRs	0	0	1,285	1,285

Total assets	$0	$273,522	$1,285	$274,807

There are no liabilities measured at fair value on a recurring basis as of March 31, 2013, and December 31, 2012.

During the periods ended March 31, 2013, and December 31, 2012, the changes in Level 3 assets measured at fair value on a recurring basis are as follows:

	March 31, 2013	December 31, 2012
Beginning balance	$1,285	$1,028
Realized and unrealized net gains:
Included in net income	20	257
Included in other comprehensive income	0	0
Purchases, sales and issuances
Purchases	(10,462)	(31,391)
Sales	10,462	31,391
Issuances	0	0

Ending balance	$1,305	$1,285

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

The MSRs are priced with a discount rate composed of two components: a risk-free rate plus a risk premium. Future income is assumed to be received on active loans in line with the outstanding balance each month, multiplied by the difference between the parent and investor interest rates (the “spread”). For most of the mortgage loans serviced, the spread is 0.375%. We have discounted income net of expenses and tax from the projection month in which cash flows are expected to occur at a gross interest rate of 7.2% per annum. This rate has been built up using the Capital Asset Pricing Model (“CAPM”) approach. We have used a risk-free rate based on U.S. Federal Government bond yields at the valuation date (with a term appropriate to the future income from the loan portfolio), an assumed risk premium of 6.0% per annum and a beta of 1.0.

There were no transfers into or out of the Bank’s Level 3 financial assets for the periods ended March 31, 2013, and December 31, 2012.

Fair Value on a Nonrecurring Basis

Under certain circumstances, the Bank makes adjustments to fair value for assets and liabilities even though they are not measured at fair value on an ongoing basis. The following table presents the financial instruments carried on the consolidated statements of condition by caption and by level in the fair value hierarchy at March 31, 2013, and December 31, 2012, for which a nonrecurring change in fair value has been recorded:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2013
Financial assets:
Loans, net
Impaired loans	$0	$364	$0	$364

Other assets
Other real estate owned	$0	$3,868	$0	$3,868

December 31, 2012
Financial assets:
Loans, net
Impaired loans	$0	$250	$0	$250

Other assets
Other real estate owned	$0	$4,384	$0	$4,384

In accordance with the provisions of loan impairment guidance of ASC Subtopic 310-10-35, individual loans with total carrying values of $662 thousand at December 31, 2012, were written down to their fair value of $250 thousand, resulting in an impairment charge of $412 thousand which was recorded as a charge-off to the allowance for loan losses. During the quarter ending March 31, 2013, one loan with a total carrying value of $394 thousand was written down by $30 thousand to a fair value of $364 thousand. The fair value of loans subject to write downs are estimated using the appraised value of the underlying collateral, discounted as necessary due to management’s estimates of changes in economic conditions, less the estimated costs of selling the assets.

In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of ASC Subtopic 360–10, the Bank did not have any impairment or disposal of Long-Lived Assets during the period ending December 31, 2012. During the quarter ending March 31, 2013, the Bank added one property to other real estate owned (OREO) totaling $439 thousand, which was partially offset by the sale of four properties totaling $192 thousand. OREO losses for the period resulting from write downs amounted to $718 thousand and one scheduled monthly write down of $80 thousand for a combined loss total of $798 thousand on a participation loan in California and a net OREO balance of $3.9 million. Other real estate owned subject to write downs is estimated using the appraised value of the underlying collateral, discounted as necessary due to management’s estimates of changes in economic conditions, less the estimated costs to sell the assets.

Additionally, the Bank also makes adjustments to nonfinancial assets and liabilities even though they are not measured at fair value on an ongoing basis. The Bank does not have nonfinancial assets or liabilities for which a nonrecurring change in fair value has been recorded during the periods ended March 31, 2013, and December 31, 2012.

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

If quoted market prices are not available, the Bank estimates fair values using pricing models and discounted cash flows that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, and credit spreads. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include U.S. GSE obligations, corporate bonds, and other securities. Mortgage-backed securities are included in Level 2 if observable inputs are available. In certain cases where there is limited activity or less transparency around inputs to the valuation, the Bank would classify those securities in Level 3. At March 31, 2013, and December 31, 2012, the Bank did not have any Level 3 securities.

Loans

For variable-rate loans that re-price frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

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

Fair Value of Other Financial Instruments

The estimated fair values of the Bank’s other financial instruments, excluding those assets recorded at fair value on a recurring basis on the Bank’s consolidated statements of condition, are as follows:

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$121,890	$121,890	$74,189	$74,189
Interest bearing deposits with banks	150	150	150	150
Investment securities held to maturity	53,514	55,315	58,125	60,221
Loans	788,452	787,383	748,832	746,848
Accrued interest receivable	3,837	3,837	3,599	3,599

Total	$967,843	$968,575	$884,895	$885,007

Financial liabilities:
Deposits	$1,173,765	$1,171,824	$1,102,540	$1,107,142
Accrued interest payable	170	170	161	161
Federal Home Loan Bank advances	0	0	10,000	10,000

Total	$1,173,935	$1,171,994	$1,112,701	$1,117,303

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of the Company and its wholly-owned subsidiary, the Bank. This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of operations. This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes presented elsewhere in this Quarterly Report.

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

Summary of Operating Results

The following table provides unaudited comparative information with respect to our results of operations for the three-month periods ended March 31, 2013 and 2012, respectively:

(unaudited)	Three months ended March 31,
(dollars in thousands)	2013 Amount	2012 Amount	% Change
Interest income	$15,276	$14,581	4.8%
Interest expense	1,425	1,343	6.1%

Net interest income	13,851	13,238	4.6%
Provision for loan losses	975	975	0.0%

Net interest income after provision for loan losses	12,876	12,263	5.0%
Total non-interest income	3,019	3,368	(10.4)%
Total non-interest expense	13,208	12,647	4.4%

Net income before income taxes	2,687	2,984	(10.0)%
Provision for income taxes	762	818	(6.8)%

Net income	$1,925	$2,166	(11.1)%

Net income per common share
Basic	$0.22	$0.25
Diluted	$0.22	$0.25

As the above table indicates, our net income increased in the three months ended March 31, 2013, as compared to the corresponding period in 2012. In the three months ended March 31, 2013, we recorded net income after taxes of $1.9 million, down $241 thousand (or 11.1%) as compared to the same period in 2012. These results were most significantly impacted by: (i) much higher net interest income, which increased by $695 thousand, partially offset by a decrease of $349 thousand in non-interest income; (ii) a reduction of $56 thousand in income tax expense; and, (iii) higher total non-interest expenses, which increased by $561 thousand. This increase in non-interest expenses in the three months ended March 31, 2013, as compared to the same period in 2012, was largely attributed to: (i) an increase in general, administrative and other expenses, which went up by $422 thousand; (ii) an increase of $241 thousand in professional services expenses; (iii) a $183 thousand increase in furniture and equipment expenses; and, (iv) an increase of $144 thousand in education expenses. These categorical increases were partially offset by a reduction of $377 thousand in salaries and employee benefits, which was due to the first payroll in January 2013 being charged against the accrual for the pay period ending in December 2012.

The following table shows the increase in our net interest margin and indicates the impact that the increase in our operating results in the three months ended March 31, 2013, had on our annualized returns on average assets and average equity during that period, as compared to the first three months of 2012:

	Three months ended March 31,
	2013	2012
Net interest margin	4.61%	4.97%
Return on average assets	0.66%	0.75%
Return on average equity	8.84%	9.63%

Critical Accounting Policies

The Company’s significant accounting policies are set forth in Note 1 in the Notes to the Company’s Annual Report on Form 10-K for 2012 filed with the SEC on March 21, 2013, and Note 2 of Item 1 in this report. Our unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and general practices in the banking industry. Certain of those accounting policies are considered critical accounting policies because they require us to make assumptions and judgments regarding circumstances or trends that could affect the carrying values of our material assets, such as assumptions regarding economic conditions or trends that could impact our ability to fully collect our outstanding loans or ultimately realize the carrying values of certain of our other assets, such as securities that are available for sale. If adverse changes were to occur in the events, trends or other circumstances on which our assumptions or judgments have been based, or other unanticipated events were to happen that might affect our operating results, it could become necessary under GAAP for us to reduce the carrying values of the affected assets on our Statement of Condition. In addition, because reductions in the carrying values of assets are sometimes effectuated by or require charges to income, such reductions also may have the effect of reducing our income. The following is a brief description of the Company’s current accounting policies involving significant valuation judgments:

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

The following table sets forth our interest income, interest expense and net interest income, and our annualized net interest margin for the three-month periods ended March 31, 2013 and 2012, respectively:

	Three months ended March 31,
(dollars in thousands)	2013 Amount	2012 Amount	% Change
Interest income	$15,276	$14,581	4.8%
Interest expense	1,425	1,343	6.1%

Net interest income	$13,851	$13,238	4.6%

Net interest margin	4.61%	4.59%	0.02%

Net interest income increased by 4.6% for the three months ended March 31, 2013, as compared to the corresponding period in 2012.

For the three months ended March 31, 2013, net interest income rose by $613 thousand as compared to the same period in 2012. Total interest income increased by $695 thousand, principally because of a $574 thousand increase in interest earned on loans, supplemented by an increase of $146 thousand in interest income from securities investments, but partially offset by a $25 thousand decrease in interest income from deposits with other banks. The increase in net interest income was attenuated by an $82 thousand increase in total interest expense that was predominantly due to an increase of $109 thousand in the interest paid on savings deposits, offset by a $19 thousand decrease in interest paid on other borrowed funds and an $8 thousand decrease in interest paid on time deposits.

As indicated in the above table, our net interest margin for the three months ended March 31, 2013, was 4.61%, an increase of 0.02% from the 4.59% margin during the first quarter of 2012.

Average Balances

Distribution, Rate and Yield

The following table sets forth information regarding our average balance sheet, annualized yields on interest earning assets and interest rates on interest-bearing liabilities, the interest rate spread and the interest rate margin for the three month period ended March 31, 2013 and 2012:

	Three months ended March 31,
(dollars in thousands)	2013 Average balance	2013 Interest earned/paid	2013 Average yield/rate	2012 Average balance	2012 Interest earned/paid	2012 Average yield/rate
Interest earning assets:
Short term investments[1]	$107,204	$59	0.22%	$73,927	$84	0.45%
Investment securities[2]	313,492	1,368	1.75%	256,449	1,222	1.91%
Loans[3]	780,795	13,849	7.09%	734,183	13,275	7.23%

Total interest earning assets	1,201,491	15,276	5.09%	1,064,559	14,581	5.48%
Non-interest earning assets	67,266			90,351

Total Assets	$1,268,757			$1,154,910
Interest-bearing liabilities:
Interest-bearing checking accounts	$116,455	67	0.23%	$95,789	59	0.25%
Money market and savings accounts	692,503	1,224	0.71%	632,106	1,132	0.72%
Certificates of deposit	55,865	54	0.39%	60,106	55	0.37%
Other borrowings	6,680	80	4.79%	10,000	97	3.88%

Total interest-bearing liabilities	871,503	1,425	0.65%	798,001	1,343	0.67%
Non-interest-bearing liabilities	301,930			266,934

Total Liabilities	1,173,433			1,064,935
Stockholders’ equity	95,324			89,975

Total Liabilities and Stockholders’ equity	$1,268,757			$1,154,910

Net interest income		$13,851			$13,238

Interest rate spread			4.43%			4.81%

Net interest margin			4.61%			4.97%

(¹)	Short term investments consist of federal funds sold and interest-bearing deposits that we maintain with other financial institutions.
(2)	Includes all investment securities in the Available-for-Sale and the Held-to-Maturity classifications.
(3)	Loans include the average balance of non-accrual loans.

For the three months ended March 31, 2013, our total average earning assets increased by $136.9 million as compared to the same period in 2012, attributed to the $57.0 million increase in our average investment securities portfolio, the $46.6 million increase in our average loan portfolio and the $33.3 million increase in average short term investments. The overall growth in average earning assets was the result of sustained growth in our deposit base. In the same three month period ended March 31, 2013, average total interest-bearing liabilities increased by $73.5 million, largely attributed to the $60.4 million increase in average money market and savings deposits, coupled with the $20.7 million increase in average interest-bearing checking account balances. These were, however, partially offset by the $4.2 million decrease in average certificates of deposit and the $3.3 million decrease in average other borrowings as compared to the same period in 2012. The remainder of the increase in average earning assets is attributed to the $23.1 million decrease in average non-earning assets and the $35.0 increase in average non-interest-bearing liabilities.

Our net interest spread decreased by 0.38% and our net interest margin decreased by 0.36% in the three months ended March 31, 2013, as compared to the same period in 2012. These decreases are primarily attributed to the 0.23% decrease in our short term investment yields, the 0.16% decrease in our investment securities yields and the 0.14% decrease in our loan yields, tempered by the overall 0.02% decline in our cost of funds.

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

If management determines that it is necessary to increase the allowance for loan losses, a provision for loan losses is taken from current income and assigned to the allowance. For the three-month period ended March 31, 2013, the Bank’s provision for loan losses was $975 thousand, the same as during the corresponding period of 2012. Management believes that the provision for loan losses was sufficient to provide for the incremental risk of loss inherent with the increase in the average loan portfolio by $46.6 million, from $734.2 million for the three months ended March 31, 2012, to $780.8 million for the three months ended March 31, 2013. By comparison, we recorded net loan charge-offs of $475 thousand for the three month period ended March 31, 2013, and the allowance for loan losses at March 31, 2013, stood at $12.7 million or 1.59% of total gross loans outstanding as of the balance sheet date. See “Analysis of Allowance for Loan Losses” in the Financial Condition Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Non-Interest Income

The table below represents the major components of non-interest income and the changes therein for the three-month periods ended March 31, 2013 and 2012.

	Three months ended March 31,
(dollars in thousands)	2013 amount	2012 amount	Amount change	Percent change
Service charges and fees	$1,009	$910	$99	10.9%
Investment securities gains, net	207	117	90	76.9%
Income from merchant services	533	587	(54)	(9.2)%
Income from cardholders	515	462	53	11.5%
Wire transfer fees	162	173	(11)	(6.4)%
Trustee fees	120	146	(26)	(17.8)%
Other income	473	973	(500)	(51.4)%

Total non-interest income	$3,019	$3,368	$(349)	(10.4)%

For the three months ended March 31, 2013, non-interest income totaled $3.0 million, which represented a decrease of $349 thousand as compared to the same period in 2012. The decrease is primarily attributed to the $500 thousand decrease in other income, which includes wire transfer fees, trustee fees and other fees and charges, coupled with the $54 thousand decrease in income from merchant services. These were partially offset by the $99 thousand increase in service charges and fees, the $90 thousand increase in net investment securities gains and the $53 thousand increase in income from cardholders.

Non-interest Expense

The table below represents the major components of non-interest expense and the changes for the three-month periods ended March 31, 2013 and 2012.

	Three months ended March 31,
(dollars in thousands)	2013 amount	2012 amount	Amount change	Percent change
Salaries and employee benefits	$5,514	$5,891	$(377)	(6.4)%
Occupancy	1,573	1,533	40	2.6%
Furniture and equipment	1,638	1,455	183	12.6%
Insurance	415	431	(16)	(3.7)%
Telecommunications	382	377	5	1.3%
FDIC insurance expense	276	229	47	20.5%
Contract services	330	404	(74)	(18.3)%
Stationery & supplies	182	236	(54)	(22.9)%
Professional services	331	90	241	267.8%
Education	235	91	144	158.2%
Other general operating expense	2,332	1,910	422	22.1%

Total non-interest expense	$13,208	$12,647	$561	4.4%

For the three months ended March 31, 2013, non-interest expense totaled $13.2 million, which represented a $561 thousand increase as compared to the same period in 2012. The $561 thousand increase is largely attributed to the $422 thousand increase in other general operating expense, the $241 thousand increase in professional services expense, the $183 thousand increase in furniture and equipment expense, and the $144 thousand increase in education expense. The $422 thousand increase in other general operating expense was primarily due to a cumulative $798 thousand write-down of other real estate owned (OREO) on a participation loan in the California region. The increase in professional services expense was primarily due to increased computer maintenance costs, which can be expected to stabilize at this level. The increases in furniture and equipment expense and education expense are not expected to recur. These increases were partially offset by the $377 thousand decrease in salaries and employee benefits expense due to the first payroll in January 2013 being charged against its accrual for that pay period ending in December 2012, the $74 thousand decrease in contract services expense and the $54 thousand decrease in stationery & supplies expense, as compared to the same period in 2012.

Income Tax Expense

For the three months ended March 31, 2013, the Bank recorded income tax expenses of $762 thousand. This compares to the $818 thousand in income tax expenses recorded for the corresponding period in 2012, and is the result of the Bank’s $297 thousand decline in overall pre-tax profits as compared to the same period in 2012.

Financial Condition

Assets

As of March 31, 2013, total assets were $1.27 billion, an increase of 5.1% from the $1.21 billion at December 31, 2012. This increase is largely attributed to the $47.7 million increase in our cash and cash equivalents, led by the $60.0 million increase in our interest-earning deposits with financial institutions, offset by the $12.3 million decrease in cash and due from banks and the $39.6 million increase in our loan portfolio. The primary offsets were a $23.7 decrease in our combined investment securities portfolio and the $1.9 million decrease in other assets.

Interest-Earning Assets

The following table sets forth the composition of our interest-earning assets at March 31, 2013, as compared to December 31, 2012:

(dollars in thousands)	March 31, 2013	December 31, 2012	Variance
Interest-earning deposits with financial institutions	$92,751	$32,764	$59,987
Federal Funds sold	5,000	5,000	0
Federal Home Loan Bank stock, at cost	2,139	2,159	(20)
Investment securities available for sale	254,430	273,522	(19,092)
Investment securities held to maturity	53,514	58,125	(4,611)
Loans (net of allowances of $12,728 and $12,228 and deferred fees of $2,172 and $1,885)	788,452	748,832	39,620

Total interest-earning assets	$1,196,286	$1,120,402	$75,884

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

A summary of the balances of loans at March 31, 2013, and December 31, 2012, follows:

	March 31, 2013		December 31, 2012
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial
Commercial & industrial	$159,786	19.9%	$138,951	18.2%
Commercial mortgage	336,528	41.9%	314,462	41.2%
Commercial construction	5,419	0.7%	3,908	0.5%

Total commercial	501,733	62.5%	457,321	59.9%
Consumer
Residential mortgage	162,782	20.2%	164,774	21.6%
Home equity	1,210	0.2%	1,211	0.2%
Automobile	7,885	1.0%	8,227	1.1%
Other consumer loans [1]	129,742	16.1%	131,412	17.2%

Total consumer	301,619	37.5%	305,624	40.1%

Gross loans	803,352	100.0%	762,945	100.00%

Deferred fee (income) costs, net	(2,172)		(1,885)
Allowance for loan losses	(12,728)		(12,228)

Loans, net	$788,452		$748,832

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

At March 31, 2013, total gross loans increased by $40.4 million to $803.4 million, up from $762.9 million at December 31, 2012. The increase in loans is largely attributed to a $44.4 million increase in commercial loans to $501.7 million at March 31, 2013, from $457.3 million at December 31, 2012. The increase in total commercial loans was due to the increase of $22.1 million in the commercial mortgage portfolio and the $20.8 million growth in the commercial & industrial loan portfolio. The net growth in commercial loans was partially offset by the $4.0 million decrease in total consumer loans to $301.6 million at March 31, 2013, down from $305.6 million at December 31, 2012.

At March 31, 2013, loans outstanding were comprised of approximately 65.12% variable rate loans and 34.88% fixed rate loans.

Interest Earning Deposits and Investment Securities

In the current lending environment and in order to maintain sufficient liquidity in the ordinary course of business, the Bank maintained $92.8 million in interest earning deposits with financial institutions at March 31, 2013, an increase of $60.0 million, or 183.1%, from the $32.8 million in such deposits at December 31, 2012. From December 31, 2012, to March 31, 2013, the Bank’s combined investment portfolio decreased by $23.7 million, or 7.1%, from $331.6 million to $307.9 million. The investment portfolio reduction was comprised of a $19.1 million decrease in available for sale securities, which fell by 7.0%, from $273.5 million to $254.4 million, and a $4.6 million decrease in held to maturity securities, which declined by 7.9%, from $58.1 million to $53.5 million. The combined increase in interest earning deposits with financial institutions and loans of $99.6 million, or 12.7%, was primarily due to an increase of $71.2 million in deposits.

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

The following table contains information regarding our non-performing assets as well as restructured loans as of March 31, 2013, and December 31, 2012.

(dollars in thousands)	March 31, 2013	December 31, 2012
Non-accrual loans:
Commercial & industrial	$396	$685
Commercial mortgage	7,800	7,977
Commercial construction	0	0
Residential mortgage	7,383	7,166
Home equity	59	76
Automobile	0	0
Other consumer	235	234

Total nonaccrual loans:	$15,873	$16,138
Loans past due 90 days and still accruing:
Commercial & industrial	$8	$0
Commercial mortgage	0	0
Commercial construction	0	0
Residential mortgage	0	1,462
Home equity	0	0
Automobile	21	0
Other consumer	805	1,016

Total loans past due 90 days and still accruing	$834	$2,478

Total non-performing loans	$16,707	$18,616
Other real estate owned (OREO):
Commercial real estate	$3,083	$3,881
Residential real estate	868	646

Total other real estate owned	$3,951	$4,527
Other non-performing assets:
Other assets owned	$0	$0
Asset backed security	0	0

Total other nonperforming assets	0	0

Total nonperforming assets	$20,658	$23,143

Restructured loans:
Accruing loans	$3,722	$705
Non-accruing loans (included in nonaccrual loans above)	5,865	5,970

Total restructured loans	$9,587	$6,675

The above table indicates that non-performing loans decreased by $1.9 million during the three months ended March 31, 2013, which resulted primarily from the decrease in loans past due 90 days and still accruing by $1.6 million to $834 thousand, down from $2.5 million at December 31, 2012. This decrease is largely attributed to the $1.5 million decrease in the residential mortgage category. In addition, non-accrual loans dropped by $265 thousand to $15.9 million, down from $16.1 million at December 31, 2012.

At March 31, 2013, the Bank’s largest non-performing loans consist of three commercial loan relationships in the amount of $6.3 million, all three of which are located in Guam and secured by real estate. These loans were placed on non-accrual due to deficiencies in their cash flow to service the monthly loan payments and meet operating expenses. At this time, management believes that the allowance for loan losses is adequate to cover these loans; however, should property values deteriorate, additional write-downs or additional provisions may be necessary.

Analysis of Allowance for Loan Losses

The Allowance for Loans Losses was $12.7 million, or 1.58% of outstanding gross loans as of March 31, 2013, as compared to $12.2 million or 1.60% of outstanding gross loans at December 31, 2012.

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

Management assesses the estimated credit losses inherent in the non-classified and classified portions of our loan portfolio by considering a number of factors or elements including:

•	Management’s evaluation of the collectability of the loan portfolio;

•	Credit concentrations;

•	Historical loss experience in the loan portfolio;

•	Levels of and trending in delinquency, classified assets, non-performing and impaired loans;

•	Effects of changes in underwriting standards and other changes in lending policies, procedures and practices;

•	Experience, ability, and depth of lending management and other relevant staff;

•	Local, regional, and national trends and conditions including industry-specific conditions;

•	Effect of changes in credit concentration; and

•	External factors such as competition, legal and regulatory conditions, as well as typhoon and other natural disasters.

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

The following table summarizes the changes in our allowance for loan losses.

(dollars in thousands)	Commercial	Residential Mortgages	Consumer	Total
Three Months Ended March 31, 2013
Allowance for loan losses:
Balance at beginning of quarter	$6,251	$1,453	$4,524	$12,228
Charge offs	(43)	(0)	(850)	(893)
Recoveries	36	0	382	418
Provision	623	(337)	689	975

Balance at end of quarter	$6,867	$1,116	$4,745	$12,728

Allowance balance at March 31, 2013, related to:
Loans individually evaluated for impairment	$0	$0	$0	$0

Loans collectively evaluated for impairment	$6,867	$1,116	$4,745	$12,728

Loan balances at March 31, 2013:
Loans individually evaluated for impairment	11,918	7,442	235	19,595
Loans collectively evaluated for impairment	489,815	156,550	137,392	783,757

Total	$501,733	$163,992	$137,627	$803,352

At December 31, 2012
Allowance for loan losses:
Loans individually evaluated for impairment	$0	$0	$0	$0

Loans collectively evaluated for impairment	$6,251	$1,453	$4,524	$12,228

Loan balances at December 31, 2012:
Loans individually evaluated for impairment	$9,367	$7,242	$234	$16,843
Loans collectively evaluated for impairment	447,954	158,743	139,405	746,102

Total	$457,321	$165,985	$139,639	$762,945

Total Cash and Cash Equivalents

Total cash and cash equivalents were $121.9 million and $74.2 million at March 31, 2013, and December 31, 2012, respectively. This balance, which is comprised of cash and due from bank balances, federal funds sold and interest-bearing deposits that we maintain at other financial institutions (including the Federal Reserve Bank of San Francisco) will vary depending on daily cash settlement activities, the amount of highly liquid assets needed based on known events such as the repayment of borrowings, and actual cash on hand in the Bank’s branches. The increase in the balance during the period was primarily due to an increase of $71.2 million in total deposits, supplemented by a $567 thousand increase in shareholders’ equity and a $23.7 million decrease in investment securities, and was partially offset by a $39.6 million increase in net loans and a $10.1 million decrease in other borrowings.

The following table sets forth the composition of our cash and cash equivalent balances at March 31, 2013, and December 31, 2012:

(dollars in thousands)	March 31, 2013	December 31, 2012	Variance to December 31
Cash and due from banks	$24,289	$36,575	$(12,286)
Federal funds sold	5,000	5,000	0
Interest-bearing deposits with financial institutions	92,601	32,614	59,987

Total cash and cash equivalents	$121,890	$74,189	$47,701

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

At March 31, 2013, the carrying value of the investment securities portfolio totaled $307.9 million, which represents a $23.7 million decrease from the portfolio balance of $331.6 million at December 31, 2012. The table below sets forth the composition of our investment securities portfolio at March 31, 2013, and December 31, 2012:

The amortized cost and fair value of investment securities, with gross unrealized gains and losses, follows:

	March 31, 2013
	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Securities Available for Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$49,926	$(221)	$278	$49,983
U.S. government agency pool securities	75,895	(263)	384	76,016
U.S. government agency or GSE mortgage-backed securities	126,634	(118)	1,915	128,431

Total securities available for sale	$252,455	$(602)	$2,577	$254,430

Securities Held to Maturity
U.S. government agency pool securities	$1,929	$(10)	$29	$1,948
U.S. government agency or GSE mortgage-backed securities	51,585	(0)	1,782	53,367

Total securities held to maturity	$53,514	$(10)	$1,811	$55,315

	December 31, 2012
	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Securities Available for Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$59,923	$(138)	$360	$60,145
U.S. government agency pool securities	73,663	(140)	275	73,798
U.S. government agency or GSE mortgage-backed securities	137,282	(152)	2,449	139,579

Total securities available for sale	$270,868	$(430)	$3,084	$273,522

Securities Held to Maturity
U.S. government agency pool securities	$1,966	$(3)	$45	$2,008
U.S. government agency or GSE mortgage-backed securities	56,159	0	2,054	58,213

Total securities held to maturity	$58,125	$(3)	$2,099	$60,221

At March 31, 2013, and December 31, 2012, investment securities with a carrying value of $185.8 million and $142.3 million, respectively, were pledged to secure various government deposits and other public requirements.

The amortized cost and fair value of investment securities by contractual maturity at March 31, 2013, and December 31, 2012, follows:

	March 31, 2013
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$0	$0	$19	$19
Due after one but within five years	18,423	18,857	1,009	1,072
Due after five years	234,032	235,573	52,486	54,224

Total	$252,455	$254,430	$53,514	$55,315

	December 31, 2012
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$0	$0	$96	$99
Due after one but within five years	5,779	5,819	225	231
Due after five years	265,089	267,703	57,804	59,891

Total	$270,868	$273,522	$58,125	$60,221

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at March 31, 2013, and December 31, 2012.

	March 31, 2013
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
Securities Available for Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$(221)	$29,754	$0	$0	$(221)	$29,754
U.S. government agency pool securities	(263)	51,890	0	74	(263)	51,964
U.S. government agency or GSE mortgage-backed securities	(118)	25,252	0	0	(118)	25,252

Total	$(602)	$106,896	$0	$74	$(602)	$106,970

Securities Held to Maturity
U.S. government agency pool securities	$(5)	$150	$(5)	$296	$(10)	$446
U.S. government agency or GSE mortgage-backed securities	0	7	0	0	0	7

Total	$(5)	$157	$(5)	$296	$(10)	$453

	December 31, 2012
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
Securities Available for Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$(138)	$29,836	$0	$0	$(138)	$29,836
U.S. government agency pool securities	(139)	29,921	(1)	76	(140)	29,997
U.S. government agency or GSE mortgage-backed securities	(136)	25,420	(16)	3,216	(152)	28,636

	$(413)	$85,177	$(17)	$3,292	$(430)	$88,469

Securities Held to Maturity
U.S. government agency pool securities	$0	$29	$(3)	$302	$(3)	$331
U.S. government agency or GSE mortgage-backed securities	0	0	0	0	0	0

Total	$0	$29	$(3)	$302	$(3)	$331

The Company does not believe that any of the investment securities that were in an unrealized loss position as of March 31, 2013, which comprised a total of 31 securities, were other-than-temporarily impaired. Specifically, the 31 securities are comprised of the following: 18 Small Business Administration (SBA) Pool securities, 3 mortgage-backed securities issued by the Government National Mortgage Association (GNMA), and 4 mortgage-backed securities and 6 U.S. Government Agency Bonds issued by the Federal National Mortgage Association (FNMA).

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

Deposits

At March 31, 2013, total deposits increased by $71.2 million to $1.17 billion as compared to $1.10 billion in total deposits at December 31, 2012. Interest-bearing deposits increased by $56.7 million to $879.9 million at March 31, 2013, up from $823.2 million at December 31, 2012, while non-interest bearing deposits increased by $14.5 million to $293.8 million at March 31, 2013, up from $279.3 million at December 31, 2012. The 6.5% increase in total deposits was primarily due to improvements in general economic conditions and competitive factors.

The following table sets forth the composition of our interest-bearing deposit portfolio with the average balances and average interest rates for the three months ending March 31, 2013, and March 31, 2012, respectively:

	Three months ending
	March 31, 2013		March 31, 2012
(dollars in thousands)	Average balance	Average rate	Average balance	Average rate
Interest-bearing deposits:
Interest-bearing checking accounts	$116,455	0.23%	$95,789	0.24%
Money market and savings accounts	692,503	0.71%	632,106	0.72%
Certificates of deposit	55,865	0.39%	60,106	0.37%

Total interest-bearing deposits	864,823	0.62%	788,001	0.63%

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

At March 31, 2013, short-term borrowings were $40 thousand, a decrease of 99.6% from $10.145 million at December 31, 2012, primarily due to the payoff of a $10.0 million borrowing from the Federal Home Loan Bank-Seattle. As of March 31, there was one short-term borrowing: $40 thousand due in June 2013.

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

At March 31, 2013, our liquid assets, which include cash and due from banks, federal funds sold, interest-earning deposits with financial institutions, and investment securities available for sale totaled $376.3 million, up $28.6 million from $347.7 million at December 31, 2012. This increase is comprised entirely of $60.0 million in additional interest-bearing deposits in banks, offset by a $12.3 million decrease in cash and due from banks and a $19.1 million decrease in investment securities available for sale.

Contractual Obligations

The Bank utilizes facilities, equipment and land under various operating leases with terms, including renewal options, ranging from 1 to 99 years. Some of these leases include scheduled rent increases. The total amount of the rent is being debited to expense on the straight-line method over the lease terms in accordance with ASC Topic 840 “Leases”. The Bank has recorded a deferred obligation of $714 thousand and $698 thousand as of March 31, 2013, and December 31, 2012, respectively, which has been included within other liabilities to reflect the excess of rent expense over cash paid on the leases.

At March 31, 2013, annual lease commitments under the above non-cancelable operating leases were as follows:

Period ending March 31,	(dollars in thousands)
2013	$1,572
2014	1,379
2015	1,072
2016	886
2017	697
Thereafter	19,127

Total	$24,733

The Bank leases certain facilities from two separate entities in which two of its directors have separate ownership interests. Lease payments made to these entities during the three months ended March 31, 2013, and the twelve months ended December 31, 2012, approximated $93 thousand and $358 thousand, respectively.

Additionally, the Bank leases office space to third parties, with original lease terms ranging from 3 to 5 years with option periods ranging up to 15 years. At March 31, 2013, minimum future rents to be received under non-cancelable operating sublease agreements were $152, $54, $40, and $26 thousand for the periods ending December 2013, 2014, 2015, and 2016, respectively.

A summary of rental activities for the three-month periods ended March 31, 2013 and 2012, is as follows:

(dollars in thousands)	March 31, 2013	March 31, 2012
Rental expense	$583	$580
Less: sublease rentals	67	63

Net rental expense	$516	$517

Off Balance Sheet Arrangements

The Bank is a party to credit related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount reflected in the condensed consolidated financial statements.

The Bank’s exposure to credit loss, in the event of nonperformance by the other parties to financial instruments for loan commitments and letters of credit, is represented by the contractual amount of these instruments. The Bank follows essentially the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

A summary of financial instruments with off-balance-sheet risk at March 31, 2013, and December 31, 2012 is as follows:

(dollars in thousands)	March 31, 2013	December 31, 2012
Commitments to extend credit	$104,580	$100,007

Letters of credit:
Standby letters of credit	$26,863	$26,178
Other letters of credit	3,220	3,030

Total letters of credit	$30,083	$29,208

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

The Bank considers its standby letters of credit to be guarantees. At March 31, 2013, the maximum undiscounted future payments that the Bank could be required to make was $30.1 million. All of these arrangements mature within one year. The Bank generally has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized; however, several that are extended to the Bank’s most creditworthy customers are unsecured. The Bank had not recorded any liabilities associated with these guarantees at March 31, 2013.

Mortgage loans serviced for others are not included in the accompanying condensed consolidated statements of condition. The unpaid principal balances of mortgage loans serviced for others were $199.8 million and $197.4 million at March 31, 2013, and December 31, 2012, respectively. On March 31, 2013, and December 31, 2012, the Bank recorded mortgage servicing rights at their fair value of $1.3 million and $1.3 million, respectively.

Capital Resources

The Bank is subject to various regulatory capital requirements administered by the United States federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s condensed consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of March 31, 2013, and December 31, 2012, the Bank met all capital adequacy requirements to which it is subject.

As of March 31, 2013, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the FDIC notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of March 31, 2013, and December 31, 2012, are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2013:
Total capital (to Risk Weighted Assets)	$102,627	13.17%	$62,330	8.00%	$77,912	10.00%
Tier 1 capital (to Risk Weighted Assets)	$92,998	12.09%	$30,780	4.00%	$46,170	6.00%
Tier 1 capital (to Average Assets)	$92,998	7.33%	$50,719	4.00%	$63,399	5.00%
As of December 31, 2012:
Total capital (to Risk Weighted Assets)	$101,489	13.51%	$60,094	8.00%	$75,118	10.00%
Tier 1 capital (to Risk Weighted Assets)	$92,206	12.43%	$29,676	4.00%	$44,514	6.00%
Tier 1 capital (to Average Assets)	$92,206	7.40%	$49,854	4.00%	$62,317	5.00%

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2013, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s Rules and forms and is accumulated and communicated to management, including our Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Exhibit

31.01	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Statements of Condition as of March 31, 2013 and December 31, 2012, (ii) Unaudited Condensed Consolidated Statements of Income for the three months ended March 31, 2013 and 2012, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012, (iv) Unaudited Condensed Consolidated Statements of Stockholders’ Equity as of March 31, 2013 and 2012, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 and (vi) Notes to Unaudited Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, BankGuam Holding Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANKGUAM HOLDING COMPANY

Date: May 9, 2013	By:	/s/ LOURDES A. LEON GUERRERO
Lourdes A. Leon Guerrero, President and Chief Executive Officer

Date: May 9, 2013	By:	/s/ FRANCISCO M. ATALIG
Francisco M. Atalig, Senior Vice President and Chief Financial Officer