Form 10-Q
period 2013-06-30
BankGuam Holding Co
filed 2013-08-09
CIK 1527383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

111 West Chalan Santo Papa

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

As of June 30, 2013, the registrant had outstanding 8,787,749 shares of common stock.

BANKGUAM HOLDING COMPANY

FORM 10-Q

QUARTERLY REPORT

PART 1. FINANCIAL INFORMATION		4

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	4

	Condensed Consolidated Statements of Condition at June 30, 2013, and December 31, 2012	5

	Condensed Consolidated Statements of Income for the three months and the six months ended June 30, 2013 and 2012	6

	Condensed Consolidated Statements of Comprehensive Income for the three months and the six months ended June 30, 2013 and 2012	7

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012	8

	Notes to Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 4.	Controls and Procedures	48

PART II. OTHER INFORMATION		49

Item 6.	Exhibits	49
Signatures		50
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

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may be preceded by, followed by or include the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “is designed to” and similar expressions. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about our business and the environment in which it operates that could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” included elsewhere in this Quarterly Report and as may be updated in filings we make from time to time with the U.S. Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for our fiscal year ended December 31, 2012, and our other Quarterly Reports on Form 10-Q filed by us in fiscal 2013. We have no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or risks, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. New information, future events or risks could cause the forward-looking events we discuss in this Quarterly Report not to occur. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

The financial statements and the notes thereto begin on the next page.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Condition

(in Thousands, Except Par Value)

	June 30, 2013	December 31, 2012
ASSETS
Cash and due from banks	$27,262	$36,575
Federal Funds sold	5,000	5,000
Interest bearing deposits in banks	70,521	32,614

Total cash and cash equivalents	102,783	74,189
Restricted cash	150	150
Investment securities available for sale, at fair value	232,849	273,522
Investment securities held to maturity, at amortized cost	49,126	58,125
Federal Home Loan Bank stock, at cost	2,120	2,159
Loans, net of allowance for loan losses (6/30/13: $11,675 and 12/31/12: $12,228)	822,648	748,832
Accrued interest receivable	3,728	3,599
Premises and equipment, net	17,601	17,712
Goodwill	783	783
Other assets	32,235	32,310

Total assets	$1,264,023	$1,211,381

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$292,990	$279,322
Interest bearing	870,852	823,218

Total deposits	1,163,842	1,102,540
Accrued interest payable	152	161
Borrowings	0	10,145
Other liabilities	6,710	4,111

Total liabilities	1,170,704	1,116,957

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock $0.2083 par value; 48,000 shares authorized; 8,820 and 8,814 shares issued and 8,788 and 8,782 shares outstanding at 6/30/13 and 12/31/12, respectively	1,845	1,844
Additional paid-in capital	15,350	15,304
Retained earnings	78,834	76,092
Accumulated other comprehensive income (loss)	(2,420)	1,474

	93,609	94,714
Common stock in treasury, at cost (32 shares)	(290)	(290)

Total stockholders’ equity	93,319	94,424

Total liabilities and stockholders’ equity	$1,264,023	$1,211,381

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Income

(Dollar and Share Amounts in Thousands, Except Per Share Data)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Interest income:
Loans	$14,523	$15,195	$28,372	$28,471
Investment securities	1,270	1,444	2,638	2,665
Federal Funds sold	2	2	3	3
Deposits with banks	72	85	130	168

Total interest income	15,867	16,726	31,143	31,307

Interest expense:
Time deposits	68	66	126	132
Savings deposits	1,037	1,188	2,324	2,367
Other borrowed funds	0	100	80	198

Total interest expense	1,105	1,354	2,530	2,697

Net interest income	14,762	15,372	28,613	28,610
Provision for loan losses	(680)	975	295	1,950

Net interest income, after provision for loan losses	15,442	14,397	28,318	26,660
Non-interest income:
Service charges and fees	1,236	1,139	2,245	2,048
Investment securities gains, net	243	63	450	180
Income from merchant services	434	505	967	1,092
Income from cardholders	170	325	685	787
Wire transfer fees	173	159	336	333
Trustee fees	144	191	264	337
Other income	594	103	1,067	1,076

Total non-interest income	2,994	2,485	6,014	5,853

Non-interest expenses:
Salaries and employee benefits	6,884	6,213	12,397	12,103
Occupancy	1,800	1,554	3,373	3,087
Furniture and equipment	1,383	1,346	3,022	2,801
Insurance	423	440	838	871
Telecommunications	355	373	737	751
Federal Deposit Insurance Corporation assessment	274	256	550	485
Contract services	380	443	710	847
Stationery & supplies	199	243	382	479
Professional services	337	501	668	591
Education	181	136	415	227
General, administrative and other	1,912	1,729	4,244	3,639

Total non-interest expenses	14,128	13,234	27,336	25,881

Income before income taxes	4,308	3,648	6,996	6,632
Income tax expense	1,294	1,025	2,056	1,843

Net income	$3,014	$2,623	$4,940	$4,789

Earnings per share:
Basic	$0.34	$0.30	$0.56	$0.55

Diluted	$0.34	$0.30	$0.56	$0.55

Dividends declared per share	$0.125	$0.125	$0.25	$0.25

Basic weighted average shares	8,788	8,779	8,785	8,779

Diluted weighted average shares	8,793	8,779	8,790	8,779

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

(in Thousands)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income	$3,014	$2,623	$4,940	$4,789

Other comprehensive income (loss) components, net of tax effects:
Unrealized holding gain (loss) on available-for-sale securities arising during the period	(3,270)	1,243	(3,511)	1,144
Reclassification for gains (losses) realized on available-for-sale securities	(243)	63	(450)	180
Net change in unrealized holding loss on held-to-maturity securities during the period	33	39	67	89

	(3,480)	1,345	(3,894)	1,413

Comprehensive income (loss)	$(466)	$3,968	$1,046	$6,202

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Cash Flows

(in Thousands)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net income:	$4,940	$4,789
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	295	1,950
Depreciation and amortization	1,493	1,476
Amortization of fees, discounts and premiums	1,221	1,247
Write-down and (gain)/loss on sales of other real estate owned, net	66	(62)
Proceeds from sales of loans held for sale	19,692	13,808
Origination of loans held for sale	(19,692)	(13,963)
(Increase) decrease in mortgage servicing rights	(51)	(192)
Realized gain on sale of available-for-sale securities	(450)	(180)
Net change in:
Accrued interest receivable	(130)	(43)
Other assets	(1,524)	1,099
Accrued interest payable	(8)	9
Other liabilities	2,598	3,097

Net cash provided by operating activities	8,450	13,035

Cash flows from investing activities:
Purchases of available-for-sale securities	(97,746)	(118,260)
Purchases of held-to-maturity securities	0	(25,709)
Proceeds from sales of available-for-sale securities	110,036	35,179
Maturities, prepayments and calls of available-for-sale securities	23,902	21,305
Maturities, prepayments and calls of held-to-maturity securities	8,815	6,248
Loan originations and principal collections, net	(72,899)	(14,681)
Proceeds from sales of other real estate owned	373	498
Purchases of premises and equipment	(1,383)	(1,433)

Net cash used in investing activities	(28,902)	(96,853)

Cash flows from financing activities:
Net increase in deposits	61,302	29,460
Payment of Federal Home Loan Bank advances	(10,000)	0
Proceeds from Federal Home Loan Bank stock redemption	39	0
Proceeds from related party borrowings	0	160
Repayment of other borrowings	(145)	(165)
Proceeds from issuance of common stock	47	0
Dividends paid	(2,197)	(2,195)

Net cash provided by financing activities	49,046	27,260

Net change in cash and cash equivalents:	28,594	(56,558)
Cash and cash equivalents at beginning of year	74,189	130,959

Cash and cash equivalents at end of year	$102,783	$74,401

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,530	$2,697
Income taxes	$130	$169

Supplemental schedule of noncash investing and financing activities:
Net change in unrealized loss on held-to-maturity securities, net of tax	$67	$89
Net change in unrealized loss on available-for-sale securities, net of tax	$(3,961)	$1,324
Other real estate owned transferred from loans, net	$1,212	$406
Other real estate owned transferred to loans, net	$0	$(176)

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

Other than holding the shares of the Bank, the Company conducts no significant activities, although it is authorized, with the prior approval of its principal regulator, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), to engage in a variety of activities related to the business of banking. Currently, substantially all of the Company’s operations are conducted and substantially all of the assets are owned by the Bank, which accounts for substantially all of our consolidated revenues, expenses and operating income. The Bank provides a variety of financial services to individuals, businesses and governments through its branches. The Bank’s headquarters is located in Hagåtña, Guam. The Bank currently has twelve branches in Guam, five in the CNMI, four in the FSM, one in the RMI, one in the ROP, and one in San Francisco, California. Its primary deposit products, which are insured by the Federal Deposit Insurance Corporation up to the maximum amounts allowed by law, are demand deposits, savings and time certificate accounts, and its primary lending products are consumer, commercial and real estate loans.

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

Our consolidated financial position at June 30, 2013, and the consolidated results of operations for the three and six month periods ended June 30, 2013, are not necessarily indicative of what our financial position will be as of December 31, 2013, or of the results of our operations that may be expected for the full year ending December 31, 2013.

The Company has evaluated events subsequent to August 8, 2013, through the date at which these unaudited consolidated financial statements are being filed with the Securities and Exchange Commission, for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

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

Earnings per common share have been computed based on reported net income and the following share data:

	For the Three Months Ended June 30,		For the Six months Ended June 30,
	2013	2012	2013	2012

Net income available for common stockholders	$3,014	$2,623	$4,940	$4,789
Weighted average number of common shares outstanding	8,788	8,779	8,785	8,779
Effect of dilutive options	5	0	5	0

Weighted average number of common shares outstanding used to calculate diluted earnings per common share	8,793	8,779	8,790	8,779

Income per common share:
Basic	$0.34	$0.30	$0.56	$0.55

Diluted	$0.34	$0.30	$0.56	$0.55

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

An amended Plan was approved by the Board of Directors and went into effect on September 1, 2012.

Note 4 – Investment Securities

The amortized cost and fair value of investment securities, with gross unrealized gains and losses, follows:

	June 30, 2013
	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Securities Available for Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$51,431	$(1,894)	$0	$49,537
U.S. government agency pool securities	58,076	(208)	174	58,042
U.S. government agency or GSE mortgage-backed securities	126,689	(1,784)	365	125,270

	$236,196	$(3,886)	$539	$232,849

Securities Held to Maturity
U.S. government agency pool securities	$1,835	$(10)	$37	$1,862
U.S. government agency or GSE mortgage-backed securities	47,291	(373)	1,002	47,920

	$49,126	$(383)	$1,039	$49,782

	December 31, 2012
	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Securities Available for Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$59,923	$(138)	$360	$60,145
U.S. government agency pool securities	73,663	(140)	275	73,798
U.S. government agency or GSE mortgage-backed securities	137,282	(152)	2,449	139,579

	$270,868	$(430)	$3,084	$273,522

Securities Held to Maturity
U.S. government agency pool securities	$1,966	$(3)	$45	$2,008
U.S. government agency or GSE mortgage-backed securities	56,159	0	2,054	58,213

	$58,125	$(3)	$2,099	$60,221

At June 30, 2013, and December 31, 2012, investment securities with a carrying value of $204.2 million and $142.3 million, respectively, were pledged to secure various government deposits and other public requirements.

The amortized cost and fair value of investment securities by contractual maturity at June 30, 2013, and December 31, 2012, are shown below. Securities not due at a single maturity date, such as agency pool securities and mortgage-backed securities, are shown separately.

	June 30, 2013
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due after one but within five years	$0	$0	$0	$0
Due after five years	51,431	49,537	0	0
U.S. Government agency pool securities	58,076	58,042	1,835	1,862
Mortgage-backed securities	126,689	125,270	47,291	47,920

Total	$236,196	$232,849	$49,126	$49,782

	December 31, 2012
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due after one but within five years	$4,997	$5,035	$0	$0
Due after five years	54,926	55,110	0	0
U.S. Government agency pool securities	73,663	73,798	1,966	2,008
Mortgage-backed securities	137,282	139,579	56,159	58,213

Total	$270,868	$273,522	$58,125	$60,221

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2013, and December 31, 2012.

	June 30, 2013
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
Securities Available for Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$(1,894)	$45,445	$0	$0	$(1,894)	$45,445
U.S. government agency pool securities	(208)	38,275	0	0	(208)	38,275
U.S. government agency or GSE mortgage-backed securities	(1,784)	89,757	0	0	(1,784)	89,757

Total	$(3,886)	$173,477	$0	$0	$(3,886)	$173,477

Securities Held to Maturity
U.S. government agency pool securities	$(5)	$147	$(5)	$292	$(10)	$439
U.S. government agency or GSE mortgage-backed securities	(373)	20,282	0	0	(373)	20,282

Total	$(378)	$20,429	$(5)	$292	$(383)	$20,721

	December 31, 2012
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
Securities Available for Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$(138)	$29,836	$0	$0	$(138)	$29,836
U.S. government agency pool securities	(139)	29,921	(1)	76	(140)	29,997
U.S. government agency or GSE mortgage-backed securities	(136)	25,420	(16)	3,216	(152)	28,636

	$(413)	$85,177	$(17)	$3,292	$(430)	$88,469

Securities Held to Maturity
U.S. government agency pool securities	$0	$29	$(3)	$302	$(3)	$331
U.S. government agency or GSE mortgage-backed securities	0	0	0	0	0	0

	$0	$29	$(3)	$302	$(3)	$331

The Bank does not believe that any of the investment securities that were in an unrealized loss position as of June 30, 2013, which comprised a total of 49 securities, were other-than-temporarily impaired. Specifically, the 49 securities are comprised of the following: 12 Small Business Administration (SBA) Pool securities, 4 mortgage-backed securities and 1 U.S. Government agency issued by the Federal Home Loan Mortgage Corporation (FHLMC), 16 mortgage-backed securities issued by the Government National Mortgage Association (GNMA), 7 mortgage-backed securities and 8 U.S. Government agencies issued by the Federal National Mortgage Association (FNMA), and 1 U.S. Government agency issued by the Federal Home Loan Bank (FHLB).

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

During the six months ended June 30, 2013, the Bank has originated approximately $19.7 million and sold approximately $19.7 million.

Loans

Outstanding loan balances are presented net of unearned income, deferred loan fees, and unamortized discount and premium. Loans subject to ASC 310-30 are presented net of the related accretable yield and nonaccretable difference.

The loan portfolio consisted of the following at:

	June 30, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial
Commercial & industrial	$168,746	20.17%	$138,951	18.21%
Commercial mortgage	365,356	43.67%	314,462	41.22%
Commercial construction	1,655	0.20%	3,908	0.51%

Total commercial	535,757	64.04%	457,321	59.94%
Consumer
Residential mortgage	160,816	19.23%	164,774	21.60%
Home equity	1,117	0.13%	1,211	0.16%
Automobile	7,770	0.93%	8,227	1.08%
Other consumer loans [1]	131,076	15.67%	131,412	17.22%

Total consumer	300,779	35.96%	305,624	40.06%

Gross loans	836,536	100.0%	762,945	100.0%

Deferred fee (income) costs, net	(2,213)		(1,885)
Allowance for loan losses	(11,675)		(12,228)

Loans, net	$822,648		$748,832

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

At June 30, 2013, total gross loans increased by $73.6 million to $836.5 million from $762.9 million at December 31, 2012. The increase in loans was largely attributed to a $78.4 million increase in commercial loans to $535.8 million at June 30, 2013, from $457.3 million at December 31, 2012. This was due to several large loans originated in California and in Guam. The increase in commercial loans was due to a $50.9 million growth in the commercial mortgage portfolio, supplemented by the $29.8 million increase in commercial & industrial loans, and partially offset by a $2.3 million decrease in commercial construction. There was a $4.8 million decrease in consumer loans to $300.8 million at June 30, 2013, down from $305.6 million at December 31, 2012. The decrease in consumer loans was principally due to a $4.0 million reduction in residential mortgage loans as the result of principal paydowns, payoffs, and refinancings with the Federal Home Loan Mortgage Corporation in reaction to favorable interest rates.

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

Pass (D): Monitor: “Sufficient” primary source of repayment and an acceptable secondary source of repayment. Acceptable business or individual credit, but the borrower’s operations, cash flow or financial conditions evidence average levels of risk. These loans are considered to be collectable in full, but may require a greater-than-average amount of loan officer attention. Borrowers are capable of absorbing normal setbacks without failing to meet the terms of the loan agreement.

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

Set forth below is a summary of the Bank’s activity in the allowance for loan losses during the three and six months ended June 30, 2013, and the year ended December 31, 2012:

	Three Months Ended June 30, 2013	Six months Ended June 30, 2013	Year Ended December 31, 2012
	(Dollars in thousands)
Balance, beginning of period	$12,728	$12,228	$11,101
Provision for loan losses	(680)	295	3,900
Recoveries on loans previously charged off	463	881	3,294
Charged off loans	(836)	(1,729)	(6,067)

Balance, end of period	$11,675	$11,675	$12,228

Set forth below is information regarding loan balances and the related allowance for loan losses, by portfolio type, for the three- and six-month periods ended June 30, 2013, and the year ended December 31, 2012, respectively.

	Commercial	Residential Mortgages	Consumer	Total
	(Dollars in thousands)
Six months Ended June 30, 2013
Allowance for loan losses:
Balance at beginning of period	$6,251	$1,453	$4,524	$12,228
Charge-offs	(70)	(30)	(1,629)	(1,729)
Recoveries	53	4	824	881
Provision	(785)	(361)	1,441	295

Balance at end of period	$5,449	$1,066	$5,160	$11,675

Three Months Ended June 30, 2013
Allowance for loan losses:
Balance at beginning of quarter	$6,867	$1,116	$4,745	$12,728
Charge-offs	(26)	(30)	(780)	(836)
Recoveries	17	4	442	463
Provision	(1,409)	(24)	753	(680)

Balance at end of quarter	$5,449	$1,066	$5,160	$11,675

Allowance balance at end of quarter related to:
Loans individually evaluated for impairment	$0	$0	$0	$0

Loans collectively evaluated for impairment	$5,449	$1,066	$5,160	$11,675

Loan balances at end of quarter:
Loans individually evaluated for impairment	10,669	6,685	228	17,582
Loans collectively evaluated for impairment	525,088	155,248	138,618	818,954

Ending Balance	$535,757	$161,933	$138,846	$836,536

Year Ended December 31, 2012
Allowance for loan losses:
Balance at beginning of year	$6,654	$318	$4,129	$11,101
Charge-offs	(1,320)	(68)	(4,679)	(6,067)
Recoveries	159	3	3,132	3,294
Provision	758	1,200	1,942	3,900

Balance at end of year	$6,251	$1,453	$4,524	$12,228

Allowance balance at end of year related to:
Loans individually evaluated for impairment	$0	$0	$0	$0

Loans collectively evaluated for impairment	$6,251	$1,453	$4,524	$12,228

Loan balances at end of year:
Loans individually evaluated for impairment	9,367	7,242	234	16,843
Loans collectively evaluated for impairment	447,954	158,743	139,405	746,102

Ending Balance	$457,321	$165,985	$139,639	$762,945

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

Credit Quality

The following table provides a summary of the delinquency status of the Bank’s loans by portfolio type:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans Outstanding
	(Dollars in thousands)
June 30, 2013
Commercial
Commercial & industrial	$210	$276	$326	$812	$167,934	$168,746
Commercial mortgage	2,553	1,025	4,979	8,557	356,799	365,356
Commercial construction	0	0	0	0	1,655	1,655

Total commercial	2,763	1,301	5,305	9,369	526,388	535,757

Consumer
Residential mortgage	10,170	7,470	3,836	21,476	139,340	160,816
Home equity	68	0	0	68	1,049	1,117
Automobile	253	30	0	283	7,487	7,770
Other consumer [1]	2,134	1,140	1,274	4,548	126,528	131,076

Total consumer	12,625	8,640	5,110	26,375	274,404	300,779

Total	$15,388	$9,941	$10,415	$35,744	$800,792	$836,536

December 31, 2012
Commercial
Commercial & industrial	$65	$222	$521	$808	$138,143	$138,951
Commercial mortgage	2,050	1,403	5,963	9,416	305,046	314,462
Commercial construction	0	0	0	0	3,908	3,908

Total commercial	2,115	1,625	6,484	10,224	447,097	457,321

Consumer
Residential mortgage	8,705	4,513	5,190	18,408	146,366	164,774
Home equity	0	135	0	135	1,076	1,211
Automobile	314	76	0	390	7,837	8,227
Other consumer [1]	2,389	948	1,187	4,524	126,888	131,412

Total consumer	11,408	5,672	6,377	23,457	282,167	305,624

Total	$13,523	$7,297	$12,861	$33,681	$729,264	$762,945

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

Generally, the accrual of interest on a loan is discontinued when principal or interest payments become more than 90 days past due, unless management believes the loan is adequately collateralized and is in the process of collection. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received, except when the ultimate collectability of principal is probable, in which case interest payments are credited to income. Non-accrual loans may be restored to accrual status when principal and interest become current and full repayment is expected. The following table provides information as of June 30, 2013, and December 31, 2012, with respect to loans on non-accrual status, by portfolio type:

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Non-accrual loans:
Commercial
Commercial & industrial	$325	$685
Commercial mortgage	6,669	7,977
Commercial construction	0	0

Total commercial	6,994	8,662

Consumer
Residential mortgage	6,685	7,166
Home equity	0	76
Automobile	0	0
Other consumer [1]	228	234

Total consumer	6,913	7,476

Total non-accrual loans	$13,907	$16,138

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

The Bank classifies its loan portfolios using internal credit quality ratings, as discussed above under Allowance for Loan Losses. The following table provides a summary of loans by portfolio type and the Bank’s internal credit quality ratings as of June 30, 2013, and December 31, 2012.

	June 30, 2013	December 31, 2012	Increase (Decrease)
	(Dollars in thousands)
Pass:
Commercial & industrial	$164,737	$123,046	$41,691
Commercial mortgage	349,790	290,307	59,483
Commercial construction	1,655	3,908	(2,253)
Residential mortgage	156,291	158,408	(2,117)
Home equity	1,117	1,211	(94)
Automobile	7,770	8,227	(457)
Other consumer	129,913	130,345	(432)

Total pass loans	$811,273	$715,452	$95,821

Special Mention:
Commercial & industrial	$55	$3,752	$(3,697)
Commercial mortgage	5,988	6,839	(851)
Commercial construction	0	0	0
Residential mortgage	0	0	0
Home equity	0	0	0
Automobile	0	0	0
Other consumer	0	0	0

Total special mention loans	$6,043	$10,591	$(4,548)

Substandard:
Commercial & industrial	$3,953	$12,153	$(8,200)
Commercial mortgage	9,579	17,316	(7,737)
Commercial construction	0	0	0
Residential mortgage	50	370	(320)
Home equity	0	0	0
Automobile	0	0	0
Other consumer	0	26	(26)

Total substandard loans	$13,582	$29,865	$(16,283)

Formula Classified:
Commercial & industrial	$0	$0	$0
Commercial mortgage	0	0	0
Commercial construction	0	0	0
Residential mortgage	4,475	5,996	(1,521)
Home equity	0	0	0
Automobile	0	0	0
Other consumer	1,163	1,041	122

Total formula classified loans	$5,638	$7,037	$(1,399)

Doubtful:
Commercial & industrial	$0	$0	$0
Commercial mortgage	0	0	0
Commercial construction	0	0	0
Residential mortgage	0	0	0
Home equity	0	0	0
Automobile	0	0	0
Other consumer	0	0	0

Total doubtful loans	$0	$0	$0

Total outstanding loans, gross	$836,536	$762,945	$73,591

As the above table indicates, the Bank’s total loans approximated $836.5 million at June 30, 2013, up from $762.9 million at December 31, 2012. The disaggregation of the portfolio by risk rating in the table reflects the following changes between June 30, 2013, and December 31, 2012:

•

Loans rated “pass” increased by $95.8 million to $811.3 million at June 30, 2013, up from $715.5 million at December 31, 2012. The increase is primarily in commercial mortgages, which grew by $59.5 million, and commercial & industrial loans, which increased by $41.7 million. This is due to various large loans originated in the California region and Guam. These were offset by a decrease in commercial construction loans by $2.3 million, due to the reclassification of loans that completed construction to commercial mortgage. Residential mortgages decreased by $2.1 million, automobile loans by $457 thousand and other consumer loans by $432 thousand due to loan payoffs and pay downs.

•

The “special mention” category was $4.5 million lower at June 30, 2013, than at December 31, 2012. This is attributed to a drop in special mention commercial & industrial loans of $3.7 million, primarily as a result of the upgrade of a $3.0 million loan relationship to “pass.” In addition, special mention commercial mortgage loans dropped by $851 thousand primarily due to a payoff of a $754 thousand loan.

•

Loans classified as “substandard” decreased by $16.3 million to $13.6 million at June 30, 2013, from $29.9 million at December 31, 2012. The decrease was mainly in commercial & industrial loans due to the upgrade of a $7.7 million loan relationship to “pass” and payoffs of $1.2 million. Further, commercial mortgage loans dropped by $7.7 million due to the upgrade of a $6.9 million loan relationship to “pass”, and payoffs and pay downs of $833 thousand.

•	The “formula classified” category decreased by $1.4 million during the period, resulting primarily from payoff and pay downs of residential mortgage loans.

•	There were no loans classified as “doubtful” at either June 30, 2013, or December 31, 2012.

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

The following table sets forth information regarding non-accrual loans and restructured loans, at June 30, 2013, and December 31, 2012:

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Impaired loans:
Restructured loans:
Non-accruing restructured loans	$5,764	$5,970
Accruing restructured loans	3,675	705

Total restructured loans	9,439	6,675
Other non-accruing impaired loans	8,143	10,168
Other accruing impaired loans	0	0

Total impaired loans	$17,582	$16,843

Impaired loans less than 90 days delinquent and included in total impaired loans	$8,412	$6,058

The table below contains additional information with respect to impaired loans, by portfolio type, for the years ended June 30, 2013, and December 31, 2012:

	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
June 30, 2013, With no related allowance recorded:
Commercial & industrial	$3,500	$3,653	$2,973	$140
Commercial mortgage	7,169	8,884	7,919	192
Commercial construction	0	0	0	0
Residential mortgage	6,617	6,715	7,007	6
Home equity	68	68	72	0
Automobile	0	0	0	0
Other consumer	228	238	224	2

Total impaired loans with no related allowance	$17,582	$19,558	$18,195	$340

June 30, 2013, With an allowance recorded:
Commercial & industrial	$0	$0	$0	$0
Commercial mortgage	0	0	0	0
Commercial construction	0	0	0	0
Residential mortgage	0	0	0	0
Home equity	0	0	0	0
Automobile	0	0	0	0
Other consumer	0	0	0	0

Total impaired loans with an allowance recorded	$0	$0	$0	$0

December 31, 2012, With no related allowance recorded:
Commercial & industrial	$822	$975	$778	$29
Commercial mortgage	8,545	10,229	10,204	450
Commercial construction	0	0	925	0
Residential mortgage	7,166	7,264	3,313	249
Home equity	76	76	33	2
Automobile	0	0	0	0
Other consumer	234	243	191	8

Total impaired loans with no related allowance	$16,843	$18,787	$15,444	$738

December 31, 2012, With an allowance recorded:
Commercial & industrial	$0	$0	$0	$0
Commercial mortgage	0	0	0	0
Commercial construction	0	0	0	0
Residential mortgage	0	0	0	0
Home equity	0	0	0	0
Automobile	0	0	0	0
Other consumer	0	0	0	0

Total impaired loans with an allowance recorded	$0	$0	$0	$0

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

Troubled Debt Restructurings

In accordance with FASB’s Accounting Standard Update No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring” (ASU No. 2011-02), the Bank had $9.4 million of troubled debt restructurings (TDRs) as of June 30, 2013. The restructured loans recorded with the Bank have been modified for the purpose of alleviating temporary impairments to the borrower’s financial condition. The modifications that the Bank has extended to borrowers have come in the form of a change in the amortization terms, reduction in the interest rate, and interest-only payments. The workout plan between the borrower and the Bank is designed to provide a bridge for cash flow shortfalls in the near term. As the borrower works through the near term issues, in most cases, the original contractual terms will be reinstated.

Additional information regarding performing and non-performing TDRs at June 30, 2013, and December 31, 2012, is set forth in the following table:

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Performing
Residential mortgage	0	$0	$0	$0	$0
Commercial mortgage	6	3,982	3,982	3,675	706
Automobile	0	0	0	0	0
Consumer	0	0	0	0	0

	6	3,982	3,982	3,675	706

Nonperforming
Residential mortgage	0	$0	$0	$0	$0
Commercial mortgage	7	10,120	8,805	5,764	5,970
Automobile	0	0	0	0	0
Consumer	0	0	0	0	0

	7	10,120	8,805	5,764	5,970

Total Troubled Debt Restructurings (TDRs)	13	$14,102	$12,787	$9,439	$6,676

Note 6 – Commitments and Contingencies

The Bank utilizes facilities, equipment and land under various operating leases with terms ranging from 1 to 99 years. Some of these leases include scheduled rent increases. The total amount of the rent is being charged to expense on the straight-line method over the lease terms in accordance with ASC Topic 840 “Leases”. The Bank has recorded a deferred obligation of $729 thousand and $698 thousand as of June 30, 2013, and December 31, 2012, respectively, which is included within other liabilities, to reflect the excess of rent expense over cash paid on the leases.

At June 30, 2013, future lease commitments under the above noncancelable operating leases were as follows:

Periods ending December 31,
2013	1,985
2014	1,379
2015	1,072
2016	886
Thereafter	19,709

Total	$25,289

The Bank leases certain facilities from two separate entities in which two of its directors have separate ownership interests. Lease payments made to these entities during the periods ended June 30, 2013, and December 31, 2012, approximated $185 thousand and $358 thousand, respectively.

Additionally, the Bank leases office space to third parties, with original lease terms ranging from 3 to 5 years and option periods ranging up to 15 years. At June 30, 2013, minimum future rents to be received under non-cancelable operating sublease agreements were $186, $54, $40, and $27 thousand for the periods ending December 2013, 2014, 2015 and 2016, respectively.

A summary of rental activities for the 6-month periods ended June 30, 2013, and June 30, 2012, is as follows:

	June 30, 2013	June 30, 2012
Rent expense	$1,166	$1,138
Less: sublease rentals	133	125

Net rent expense	$1,033	$1,013

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of June 30, 2013, and December 31, 2012, the Bank met all capital adequacy requirements to which it is subject.

As of June 30, 2013, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.

There are no conditions or events since the notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of June 30, 2013, and December 31, 2012, are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2013:
Total capital (to Risk Weighted Assets)	$105,026	12.73%	$66,021	8.00%	$82,527	10.00%
Tier 1 capital (to Risk Weighted Assets)	$94,827	11.63%	$32,603	4.00%	$48,904	6.00%
Tier 1 capital (to Average Assets)	$94,827	7.35%	$51,610	4.00%	$64,512	5.00%

At December 31, 2012:
Total capital (to Risk Weighted Assets)	$101,489	13.51%	$60,094	8.00%	$75,118	10.00%
Tier 1 capital (to Risk Weighted Assets)	$92,206	12.43%	$29,676	4.00%	$44,514	6.00%
Tier 1 capital (to Average Assets)	$92,206	7.40%	$49,854	4.00%	$62,317	5.00%

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

A summary of financial instruments with off-balance-sheet risk at June 30, 2013, and December 31, 2012, is as follows:

	June 30, 2013	December 31, 2012
Commitments to extend credit	$139,141	$100,007

Letters of credit:
Standby letters of credit	$42,674	$26,178
Other letters of credit	3,310	3,030

Total	$45,984	$29,208

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

The Bank considers its standby letters of credit to be payment guarantees. At June 30, 2013, the maximum undiscounted future payments that the Bank could be required to make for all outstanding letters of credit were $46.0 million. All of these arrangements mature within one year. The Bank has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized; however, several are unsecured. The Bank had not recorded any liabilities associated with these guarantees at June 30, 2013.

Mortgage loans serviced for others are not included in the accompanying consolidated statements of condition. The unpaid principal balances of mortgage loans serviced for others were $203.0 million and $197.4 million at June 30, 2013, and December 31, 2012, respectively. On June 30, 2013, and December 31, 2012, the Bank recorded mortgage servicing rights at their estimated fair value of $1.34 million and $1.29 million, respectively.

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

A valuation allowance of $2.4 million has been provided at June 30, 2013, to reduce the deferred tax asset because, in management’s opinion, it is more likely than not that these tax benefits will not be realized. The portion of the deferred tax asset with valuation allowance is attributable to a net operating loss carry forward from the Bank’s California operations. The benefit of the net operating loss has already been realized as a result of the Guam income tax code.

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

Financial assets measured at fair value on a recurring basis as of June 30, 2013, and December 31, 2012, are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At June 30, 2013
U.S. government agency and sponsored enterprise (GSE) debt securities	$0	$49,537	$0	$49,537
U.S. government agency pool securities	0	58,042	0	58,042
U.S. government agency or GSE	0	125,270	0	125,270
Other assets:
MSRs	0	0	1,336	1,336

Total assets	$0	$232,849	$1,336	$234,185

At December 31, 2012
U.S. government agency and sponsored enterprise (GSE) debt securities	$0	$60,145	$0	$60,145
U.S. government agency pool securities	0	73,798	0	73,798
U.S. government agency or GSE	0	139,579	0	139,579
Other assets:
MSRs	0	0	1,285	1,285

Total assets	$0	$273,522	$1,285	$274,807

There are no liabilities measured at fair value on a recurring basis as of June 30, 2013, and December 31, 2012.

During the periods ended June 30, 2013, and December 31, 2012, the changes in Level 3 assets measured at fair value on a recurring basis are as follows:

	June 30, 2013	December 31, 2012
Beginning balance	$1,285	$1,028
Realized and unrealized net gains:
Included in net income	51	257
Included in other comprehensive income	0	0
Purchases, sales and issuances
Purchases	(19,692)	(31,391)
Sales	19,692	31,391
Issuances	0	0

Ending balance	$1,336	$1,285

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

There were no transfers into or out of the Bank’s Level 3 financial assets for the periods ended June 30, 2013, and December 31, 2012.

Fair Value on a Nonrecurring Basis

Under certain circumstances, the Bank makes adjustments to fair value for assets and liabilities even though they are not measured at fair value on an ongoing basis. The following table presents the financial instruments carried on the consolidated statements of condition by caption and by level in the fair value hierarchy at June 30, 2013, and December 31, 2012, for which a nonrecurring change in fair value has been recorded:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2013
Financial assets:
Loans, net
Impaired loans	$0	$0	$0	$0

Other assets
Other real estate owned	$0	$4,244	$0	$4,244

December 31, 2012
Financial assets:
Loans, net
Impaired loans	$0	$250	$0	$250

Other assets
Other real estate owned	$0	$4,384	$0	$4,384

In accordance with the provisions of loan impairment guidance of ASC Subtopic 310-10-35, no loans were written down during the quarter ended June 30, 2013. The fair value of loans subject to write downs are estimated using the appraised value of the underlying collateral, discounted as necessary due to management’s estimates of changes in economic conditions, less the estimated costs of selling the assets.

In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of ASC Subtopic 360–10, the Bank did not have any impairment or disposal of Long-Lived Assets during the quarter ended June 30, 2013. There were four properties foreclosed totaling $773 thousand that were booked into Other Real Estate Owned (OREO) during the quarter ended June 30, 2013. Four other OREO properties were sold during the quarter ended June 30, 2013, totaling $181 thousand. During the six months ending June 30, 2013, the Bank added a total of five properties to OREO totaling $1.2 million. For the six months ended June 30, 2013, eight properties were sold, reducing the OREO portfolio by $372 thousand, while OREO losses for the six months ended June 30, 2013, amounted to $1.2 million resulting from appraisals/sales deficiencies. An additional $240 thousand was written down during the six months ending June 30, 2013, in relation to the monthly scheduled write-down of $80 thousand per month from March through May of 2013 against a participating loan booked in California, netting an OREO balance of $4.3 million, which was then adjusted to $4.2 million after accounting for the Reserve for OREO Losses of $66 thousand at June 30, 2013. No write-down against the participating loan was processed during June. Other Real Estate Owned subject to write downs is estimated using the appraised value of the underlying collateral, discounted as necessary due to management’s estimates of changes in economic conditions, less the estimated costs to sell the assets.

Additionally, the Bank also makes adjustments to nonfinancial assets and liabilities even though they are not measured at fair value on an ongoing basis. The Bank does not have nonfinancial assets or liabilities for which a nonrecurring change in fair value has been recorded during the periods ended June 30, 2013, and December 31, 2012.

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

If quoted market prices are not available, the Bank estimates fair values using pricing models and discounted cash flows that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, and credit spreads. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include U.S. GSE obligations, corporate bonds, and other securities. Mortgage-backed securities are included in Level 2 if observable inputs are available. In certain cases where there is limited activity or less transparency around inputs to the valuation, the Bank would classify those securities in Level 3. At June 30, 2013, and December 31, 2012, the Bank did not have any Level 3 securities.

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

Short-Term Borrowings

The carrying amounts of federal funds purchased and Federal Home Loan Bank (FHLB) advances maturing within ninety days approximate their fair values. The Bank had no short-term borrowings as of June 30, 2013.

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

Fair Value of Other Financial Instruments

The estimated fair values of the Bank’s other financial instruments, excluding those assets recorded at fair value on a recurring basis on the Bank’s consolidated statements of condition, are as follows:

		Estimated fair value
($ in thousands)	Carrying amount	Level 1	Level 2	Level 3	Total

June 30, 2013
Financial assets:
Cash and cash equivalents	$102,783	$102,783	$0	$0	$102,783
Interest bearing deposits with banks	150	150	0	0	150
Investment securities held to maturity	49,126	0	49,782	0	49,782
Loans	822,648	0	0	817,617	817,617

Total	$974,707	$102,933	$49,782	$817,617	$970,332

Financial liabilities:
Deposits	$1,163,842	$0	$1,162,407	$0	$1,162,407

Total	$1,163,842	$0	$1,162,407	$0	$1,162,407

December 31, 2012
Financial assets:
Cash and cash equivalents	$74,189	$74,189	$0	$0	$74,189
Interest bearing deposits with banks	150	150	0	0	150
Investment securities held to maturity	58,125	0	60,221	0	60,221
Loans	748,832	0	0	746,848	746,848

Total	$881,296	$74,339	$60,221	$746,848	$881,408

Financial liabilities:
Deposits	$1,102,540	$0	$1,107,142	$0	$1,107,142
Federal Home Loan Bank advances	10,000	0	10,000	0	10,000

Total	$1,112,540	$0	$1,117,142	$0	$1,117,142

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

Summary of Operating Results

The following table provides unaudited comparative information with respect to our results of operations for the three-month and six-month periods ended June 30, 2013 and 2012, respectively:

(unaudited)	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2013 Amount	2012 Amount	% Change	2013 Amount	2012 Amount	% Change
Interest income	$15,867	$16,726	(5.1)%	$31,143	$31,307	(0.5)%
Interest expense	1,105	1,354	(18.4)%	2,530	2,697	(6.2)%

Net interest income	14,762	15,372	(4.0)%	28,613	28,610	0.0%
Provision for loan losses	(680)	975	(169.7)%	295	1,950	(84.9)%

Net interest income after provision for loan losses	15,442	14,397	7.32%	28,318	26,660	6.2%
Total non-interest income	2,994	2,485	20.5%	6,014	5,853	2.8%
Total non-interest expense	14,128	13,234	6.8%	27,336	25,881	5.6%

Net income before income taxes	4,308	3,648	18.1%	6,996	6,632	5.5%
Provision for income taxes	1,294	1,025	26.2%	2,056	1,843	11.6%

Net income	$3,014	$2,623	14.9%	$4,940	$4,789	3.2%

Net income per common share
Basic	$0.34	$0.30		$0.56	$0.55
Diluted	$0.34	$0.30		$0.56	$0.55

As the above table indicates, our net income increased in the three months ended June 30, 2013, as compared to the corresponding period in 2012. In the three months ended June 30, 2013, we recorded net income after taxes of $3.0 million, up $391 thousand (or 14.9%) as compared to the same period in 2012. These results were most significantly impacted by: (i) a negative provision for loan losses of $680 thousand due to an improvement in the performance of our loan portfolio, specifically related to a substantial decrease in loans classified as substandard, an improvement in delinquency rates and a reduction in net charge-offs; (ii) lower net interest income, which decreased by $610 thousand, caused by a decrease of $859 thousand in interest income that was primarily the result of lower interest rates on new loans and loans for which the terms were renegotiated, partially offset by a decrease of $249 thousand in interest expense due to lower interest rates on savings deposits; and, (iii) higher total non-interest expenses, which increased by $894 thousand, offset by a $509 thousand increase in non-interest income. This increase in non-interest expenses in the three months ended June 30, 2013, as compared to the same period in 2012, was largely attributed to: (i) an increase in employee salaries and related benefit expenses, which increased by $671 thousand because of annual salary increments and some additional hiring; (ii) an increase of $246 thousand in occupancy expenses, primarily due to an adjustment in building depreciation expense for the Bank’s headquarters by $129 thousand and an increase in utilities expense of $86 thousand; and, (iii) an increase of $183 thousand in general, administrative and other expenses.

During the first six months of 2013 our net income after taxes increased to $4.9 million from $4.8 million during the corresponding period of 2012. This increase of $151 thousand (or 3.2%) was primarily due to a reduction in our provision for loan losses by $1.7 million, to $295 thousand from $2.0 million in the first half of 2012. The decrease in provisions for loan losses was supplemented by an increase of $1.5 million in non-interest expenses, which was partially offset by an increase of $161 thousand in non-interest income, and partially offset by an increase of $213 thousand in income tax expense. A large part of the increase in non-interest expenses was due to an increase of $605 thousand in general, administrative and other expenses, which was concentrated in an additional OREO expense of $1.0 million in San Francisco, partially offset by a decrease of $237 thousand in legal expense and $207 thousand in lower sundry losses. There were also increases of $294 thousand in salaries and employee benefits, $286 thousand in occupancy expenses and $221 thousand in furniture and equipment expenses.

The following table shows the decrease in our net interest margin and indicates the impact that the decrease in our operating results in the three months and six months ended June 30, 2013, had on our annualized returns on average assets and average equity during that period, as compared to the first six months of 2012:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net interest margin	4.89%	5.51%	4.77%	5.31%
Return on average assets	0.93%	0.88%	0.77%	0.82%
Return on average equity	12.70%	11.41%	10.39%	10.53%

Only our return on average equity in the three months ended June 30, 2013, increased, due to our net income after income taxes increasing proportionally more rapidly than average stockholders’ equity in comparison to the previous year’s ROA. All other measures for the three months and the six months ending June 30, 2013, decreased from the same periods in 2012.

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

The following table sets forth our interest income, interest expense and net interest income, and our annualized net interest margin for the three-month and six-month periods ended June 30, 2013 and 2012, respectively:

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2013 Amount	2012 Amount	% Change	2013 Amount	2012 Amount	% Change
Interest income	$15,867	$16,726	(5.1)%	$31,143	$31,307	(0.5)%
Interest expense	1,105	1,354	(18.4)%	2,530	2,697	(6.2)%

Net interest income	$14,762	$15,372	(4.0)%	$28,613	$28,610	0.0%

Net interest margin	4.89%	5.51%	(11.4)%	4.77%	5.31%	(10.0)%

Net interest income decreased by 4.0% for the three months and increased slightly for the six months ended June 30, 2013, as compared to the corresponding periods in 2012.

For the three months ended June 30, 2013, net interest income fell by $610 thousand as compared to the same period in 2012. Total interest income decreased by $859 thousand, principally because of a $672 thousand decrease in interest earned on loans, but also because of a decrease of $174 thousand in interest income from investment securities and another $13 thousand decrease in interest income from deposits with other banks. The decrease in net interest income was attenuated by the decrease in total interest expense of $250 thousand, which was primarily due to the decrease in interest rates paid on money market and savings accounts, but also to the elimination of interest payments on other borrowings.

For the six months ended June 30, 2013, net interest income rose by a nominal $3 thousand as compared to the same period in 2012, with a $167 thousand decrease in total interest expense offset by a $164 thousand decrease in total interest income. The decrease in total interest income was principally because of the $100 thousand decrease in interest income from loans, while the decrease in total interest expense was primarily due to the reduction of $118 thousand in interest paid on other borrowings when compared to the same period in 2012.

As indicated in the above table, our net interest margin for the three months ended June 30, 2013, was 4.89%, a decrease of 0.62% from the 5.51% margin during the second quarter of 2012. For the six months ended June 30, 2013, the net interest margin decreased by 0.54% to 4.77% as compared to the 5.31% margin in the corresponding six months in 2012.

Average Balances

Distribution, Rate and Yield

The following table sets forth information regarding our average balance sheet, annualized yields on interest earning assets and interest rates on interest-bearing liabilities, the interest rate spread and the interest rate margin for the six month period ended June 30, 2013 and 2012:

	Three months ended June 30,
(dollars in thousands)	2013 Average balance	2013 Interest earned/paid	2013 Average yield/rate	2012 Average balance	2012 Interest earned/paid	2012 Average yield/rate
Interest earning assets:
Short term investments[1]	$93,156	$74	0.32%	$72,396	$87	0.48%
Investment securities[2]	302,331	1,270	1.68%	294,380	1,444	1.96%
Loans[3]	812,932	14,523	7.15%	748,730	15,195	8.12%

Total interest earning assets	1,208,419	15,867	5.25%	1,115,506	16,726	6.00%
Non-interest earning assets	82,607			79,303

Total Assets	$1,291,026			$1,194,809
Interest-bearing liabilities:
Interest-bearing checking accounts	$122,353	35	0.11%	$98,928	58	0.23%
Money market and savings accounts	709,023	1,010	0.57%	659,979	1,144	0.69%
Certificates of deposit	55,309	60	0.43%	59,011	53	0.36%
Other borrowings	0	0	0%	10,263	99	3.86%

Total interest-bearing liabilities	886,685	1,104	0.50%	828,181	1,354	0.65%
Non-interest-bearing liabilities	309,417			274,648

Total Liabilities	1,196,102			1,102,829
Stockholders’ equity	94,924			91,980

Total Liabilities and Stockholders’ equity	$1,291,026			$1,194,809

Net interest income		$14,762			$15,372

Interest rate spread			4.70%			5.35%

Net interest margin			4.89%			5.51%

	Six months ended June 30,
(dollars in thousands)	2013 Average balance	2013 Interest earned/paid	2013 Average yield/rate	2012 Average balance	2012 Interest earned/paid	2012 Average yield/rate
Interest earning assets:
Short term investments[1]	$100,180	$133	0.27%	$73,161	$171	0.47%
Investment securities[2]	307,912	2,639	1.71%	275,414	2,665	1.94%
Loans[3]	790,609	28,371	7.18%	729,715	28,471	7.80%

Total interest earning assets	1,198,701	31,143	5.20%	1,078,290	31,307	5.81%
Non-interest earning assets	81,191			96,568

Total Assets	$1,279,892			$1,174,858
Interest-bearing liabilities:
Interest-bearing checking accounts	$119,404	103	0.17%	$97,358	114	0.23%
Money market and savings accounts	700,763	2,234	0.64%	646,042	2,277	0.70%
Certificates of deposit	55,588	113	0.41%	59,558	108	0.36%
Other borrowings	3,333	80	4.80%	10,000	198	3.96%

Total interest-bearing liabilities	879,088	2,530	0.58%	812,958	2,697	0.66%
Non-interest-bearing liabilities	305,667			270,923

Total Liabilities	1,184,755			1,083,881
Stockholders’ equity	95,137			90,977

Total Liabilities and Stockholders’ equity	$1,279,892			$1,174,858

Net interest income		$28,613			$28,610

Interest rate spread			4.62%			5.14%

Net interest margin			4.77%			5.31%

(¹)	Short term investments consist of federal funds sold and interest-bearing deposits that we maintain with other financial institutions.
(2)	Includes all investment securities in the Available-for-Sale and the Held-to-Maturity classifications.
(3)	Loans include the average balance of non-accrual loans.

For the six months ended June 30, 2013, our total average earning assets increased by $120.4 million as compared to the same period in 2012, comprised of the $60.9 million increase in our average loan portfolio, the $32.5 million increase in our average investment securities portfolio and the $27.0 million increase in average short term investments. The overall growth in average earning assets was the result of sustained growth in our deposit base. In the same six month period ended June 30, 2013, average total interest-bearing liabilities increased by $66.1 million, largely attributed to the $54.7 million increase in average money market and savings deposits, coupled with the $22.0 million increase in average interest-bearing checking account balances. These were, however, partially offset by the $4.0 million decrease in average certificates of deposit and the $6.7 million decrease in average other borrowings as compared to the same period in 2012. Average non-interest-bearing liabilities, primarily in checking accounts, increased by $34.7 million during the period.

Our net interest spread and net interest margin in the six months ended June 30, 2013, decreased by 0.52% and 0.53%, respectively, as compared to the same period in 2012. These decreases are primarily attributed to the 0.61% drop in our yield on total interest earning assets, led by the 0.63% decline in our loan yields, and only partially offset by the overall 0.09% decline in our cost of funds.

Provision for Loan Losses

We maintain allowances to provide for possible loan losses that occur from time to time as an incidental part of the banking business. As more fully discussed in Note 5 of the notes to the accompanying unaudited condensed consolidated financial statements in Item 1 of this Quarterly Report Form 10-Q, an allowance for loan losses has been established by management in order to provide for those loans, which for a variety of reasons, may not be repaid in their entirety. The allowance is maintained at a level considered by management to be adequate to provide for probable losses during the holding period of the loan and is based on methodologies applied on a consistent basis with the prior year. Management’s review of the adequacy of the allowance includes, among other things, loan growth, changes in the composition of the loan portfolio, an analysis of past loan loss experience and management’s evaluation of the loan portfolio under current and expected economic conditions.

The allowance for loan losses is based on estimates, and ultimate losses will vary from current estimates. The Bank recognizes that credit losses will be experienced and the risk of loss will vary with, among other things: general economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and, in the case of a collateralized loan, the quality and retention of value of the collateral for such loan. The allowance for loan losses represents the Bank’s best estimate of the allowance necessary to provide for probable losses in the portfolio as of the balance sheet date.

If management determines that it is necessary to increase the allowance for loan losses, a provision for loan losses is taken from current income and assigned to the allowance. For the six-month period ended June 30, 2013, the Bank’s provision for loan losses was $295 thousand, a decrease of $1.7 million, or 85%, from the corresponding period of 2012. Management believes that the provision for loan losses was sufficient to provide for the risk of loss inherent with the increase in the average loan portfolio by $60.6 million, from $729.7 million for the six months ended June 30, 2012, to $790.3 million for the six months ended June 30, 2013, but offset by an improvement in the quality of our loan portfolio specifically related to a substantial decrease in loans classified as substandard, an improvement in delinquency rates and a reduction in net charge-offs. By comparison, we recorded net loan charge-offs of $848 thousand for the six month period ended June 30, 2013, and the allowance for loan losses at June 30, 2013, stood at $11.7 million or 1.40% of total gross loans outstanding as of the balance sheet date. See “Analysis of Allowance for Loan Losses” in the Financial Condition Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Non-Interest Income

The table below represents the major components of non-interest income and the changes therein for the three- and six-month periods ended June 30, 2013, as compared to the same periods in 2012.

	Three months ended June 30,				Six months ended June 30,
(dollars in thousands)	2013 amount	2012 amount	Amount change	Percent change	2013 amount	2012 amount	Amount change	Percent change
Service charges and fees	$1,236	$1,139	$97	8.52%	$2,245	$2,048	$197	9.62%
Investment securities gains, net	243	63	180	285.71%	450	180	270	150.00%
Gain on sale of assets	0	0	0	0.00%	0	0	0	0.00%
Income from merchant services	434	505	(71)	(14.06)%	967	1,092	(125)	(11.45)%
Income from cardholders	170	325	(155)	(47.69)%	685	787	(102)	(12.96)%
Wire transfer fees	173	159	14	8.81%	336	333	3	0.90%
Trustee fees	144	191	(47)	(24.61)%	264	337	(73)	(21.66)%
Other income	594	103	491	476.70%	1,067	1,076	(9)	(0.84)%

Total non-interest income	$2,994	$2,485	$509	20.48%	$6,014	$5,853	$161	2.75%

For the three months ended June 30, 2013, non-interest income totaled $3.0 million, which represented an increase of $509 thousand as compared to the same period in 2012. The increase is attributed to the $491 thousand increase in our other income, primarily due to a change in the accretion in the second quarter of 2013 of a discount taken with the purchase of a loan portfolio in 2011, coupled with the $180 thousand increase in net investment securities gains and the $97 thousand increase in service charges and fees. The increase in net investment securities gains was the result of gains on the sale of securities to replenish the Bank’s overnight liquidity for expected government of Guam tax refund payouts and to shorten the weighted average life of the portfolio due to an increase in interest rates, and the increase in service charges was concentrated in service fees on loans sold to the Federal Home Loan Mortgage Corporation (FHLMC) and commissions on letters of credit. These were partially offset by the $155 thousand decrease in income from cardholders, the $71 thousand decrease in income from merchant services, and the $47 thousand decrease in trustee fees. Income from merchant services and income from cardholders are both reported net of expenses. The decrease in income from cardholders was the result of higher processing fees associated with incorporating the VISA® brand on the Bank’s debit cards, while the decrease in income from merchant services was caused by an increase in interchange processing fees relative to the increase in merchant volume. The decrease in trustee fees occurred because of reduced revenue sharing from the Trust Department’s mutual funds provider.

For the six months ended June 30, 2013, there was a $161 thousand increase in total non-interest income from the same period in 2012 that was primarily due to a $270 thousand increase in our net investment securities gains, which was more modest in 2012 as we restructured our investment portfolio to address interest rate risks at that time, and the $197 thousand increase in our income from service charges and fees. The increase in our net investment securities gains was the result of gains on the sale of securities to replenish the Bank’s overnight liquidity, reduce the weighted average life of the portfolio and to convert 20% risk-weighted fixed rate securities to 0% risk-weighted variable rate securities. The increase in service charges and fees was caused by a rise in service fees on loans sold to FHLMC and commissions on the sale of insurance. These increases were partially offset by a $125 thousand decrease in merchant services income that resulted from higher interchange processing fees of $273 thousand, which were partially offset by an increase of merchant settlement fees of $146 thousand, and a $102 thousand decrease in cardholder income due to an increase in processing fees. The $73 thousand decrease in trustee fees because of reduced revenue sharing from the Trust Department’s mutual funds provider also offset other increases in non-interest income.

Non-interest Expense

The table below represents the major components of non-interest expense and the changes for the three- and six-month periods ended June 30, 2013 and 2012.

	Three months ended June 30,				Six months ended June 30,
(dollars in thousands)	2013 amount	2012 amount	Amount change	Percent change	2013 amount	2012 amount	Amount change	Percent change
Salaries and employee benefits	$6,884	$6,213	$671	10.80%	$12,397	$12,103	$294	2.43%
Occupancy	1,800	1,554	246	15.83%	3,373	3,087	286	9.26%
Furniture and equipment	1,383	1,346	37	2.75%	3,022	2,801	221	7.89%
Insurance	423	440	(17)	(3.86)%	838	871	(33)	(3.79)%
Telecommunications	355	373	(18)	(4.83)%	737	751	(14)	(1.86)%
FDIC insurance expense	274	256	18	7.03%	550	485	65	13.40%
Contract services	380	443	(63)	(14.22)%	710	847	(137)	(16.17)%
Stationery & supplies	199	243	(44)	(18.11)%	382	479	(97)	(20.25)%
Professional services	337	501	(164)	(32.73)%	668	591	77	13.03%
Education	181	136	45	33.09%	415	227	188	82.82%
Other general operating expense	1,912	1,729	183	10.58%	4,244	3,639	605	16.63%

Total non-interest expense	$14,128	$13,234	$894	6.76%	$27,336	$25,881	$1,455	5.62%

For the three months ended June 30, 2013, non-interest expense totaled $14.1 million, which represented a $894 thousand increase as compared to the same period in 2012. The $894 thousand increase is largely attributed to the $671 thousand increase in salaries and employee benefits expense, the $246 thousand increase in occupancy expense, the $183 thousand increase in other general operating expenses, and the $45 thousand increase in education expense. The $671 thousand increase in salaries and employee benefits expense was due to an annual merit increase in salaries for employees, which is expected to be a recurring annual increase. The increase in occupancy expense was primarily due to an increase in depreciation on our headquarters building and higher utilities expenses. The increase in other general operating expenses was primarily because of a $1.0 million increase in OREO expense in San Francisco and the increase in our education expense is the result of a change in the on-line compliance training services with a more interactive and effective system, along with higher tuition reimbursements for employee higher education, but these were partially offset by lower legal fees and sundry losses. The increases in other classifications were partially offset by the $164 thousand decrease in professional services expense, the $63 thousand decrease in contract services expense, and the $44 thousand decrease in stationery and supplies expense, as compared to the same period in 2012. The decrease in professional services expense occurred because of the outsourcing of our internal audit function, while the decrease in contract services expense and the decrease in stationery and supplies expense occurred in the normal course of business.

During the six months ended June 30, 2013, total non-interest expense increased by $1.5 million from the year-earlier period. Forty-two percent of this increase was due to the $605 thousand increase in other general operating expense. The second largest increase, $294 thousand in salaries and employee benefits expense, although small in period-to-period percentage terms, was still a significant portion, at 20.2%, of the overall increase in total non-interest expense. Occupancy expense increased by $286 thousand during the first half of 2013 as compared to the year-earlier period, furniture and equipment expense increased by $221 thousand, and education expense increased by $188 thousand, or 83%, from the previous year. Although not material in dollar amounts, professional services expense increased by $77 thousand and our FDIC insurance expense increased by $65 thousand, both at 13% over the previous year. The increase in other general operating expense was due to an increase in expenses associated with a higher amount of other real estate owned in our California region, and is not expected to recur. The increase in employee salaries and benefits was primarily due to an annual merit increase in salaries for employees and an increase in the Bank’s contribution for its employee retirement plan and health insurance premiums. Occupancy expense rose because of an increase in depreciation expense for the Bank’s headquarters building, and furniture and equipment expense increased primarily because of additional data processing equipment and associated maintenance contracts. The proportionally large jump in education expense is associated with the change of our online compliance learning platform, the increase in employee participation in the tuition reimbursement program, and our online access for training resources to enhance the Bank’s performance. Professional services and the FDIC insurance expenses increased because of the $72.8 million increase in our average level of deposits compared to the earlier period, respectively. The only significant offsets were a 16% decrease of $137 thousand in contract services expense and the 20% decrease of $97 thousand in our stationery and supplies expense, both of which variances occurred in the normal course of business.

Income Tax Expense

For the three months ended June 30, 2013, the Bank recorded income tax expenses of $1.3 million. This compares to the $1.0 million in income tax expenses recorded for the corresponding period in 2012, and is the result of the increase of $660 thousand in net income as compared to the same period in 2012. For the six months ended June 30, 2013, income tax expenses of $2.1 million were $213 thousand higher than the $1.8 million paid in the first two quarters of 2012, for the same reason.

Financial Condition

Assets

As of June 30, 2013, total assets were $1.26 billion, an increase of 4.2% from the $1.21 billion at December 31, 2012. This increase is largely attributed to the $60.4 million increase in our interest earning assets portfolio, led by the $72.2 million increase in our net loan portfolio, and the $37.9 million increase in interest-earning deposits with financial institutions, which includes interest-earning balances we maintained at the Federal Reserve Bank of San Francisco and balances that we maintain as deposits in a commercial bank to meet the regulatory requirements of the State of California. These were offset by a $49.7 million decrease in our combined investment portfolio and a $9.3 million decrease in cash and cash equivalents due from other banks.

Interest-Earning Assets

The following table sets forth the composition of our interest-earning assets at June 30, 2013, as compared to December 31, 2012:

(dollars in thousands)	June 30, 2013	December 31, 2012	Variance
Interest-earning deposits with financial institutions	$70,671	$32,764	$37,907
Federal Funds sold	5,000	5,000	0
Federal Home Loan Bank stock, at cost	2,120	2,159	(39)
Investment securities available for sale	232,849	273,522	(40,673)
Investment securities held to maturity	49,126	58,125	(8,999)
Loans (net of allowances of $11,675 and $12,228 and deferred fees of $2,213 and $1,885)	822,648	748,832	73,816

Total interest-earning assets	$1,182,414	$1,120,402	$62,012

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

A summary of the balances of loans at June 30, 2013, and December 31, 2012, follows:

	June 30, 2013		December 31, 2012
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial
Commercial & industrial	$168,746	20.17%	$138,951	18.2%
Commercial mortgage	365,356	43.67%	314,462	41.2%
Commercial construction	1,655	0.20%	3,908	0.5%

Total commercial	535,757	64.04%	457,321	59.9%
Consumer
Residential mortgage	160,816	19.23%	164,774	21.6%
Home equity	1,117	0.13%	1,211	0.2%
Automobile	7,770	0.93%	8,227	1.1%
Other consumer loans [1]	131,076	15.67%	131,412	17.2%

Total consumer	300,779	35.96%	305,624	40.1%

Gross loans	836,536	100.0%	762,945	100.0%

Deferred fee (income) costs, net	(2,213)		(1,885)
Allowance for loan losses	(11,675)		(12,228)

Loans, net	$822,648		$748,832

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

At June 30, 2013, total gross loans increased by $73.6 million to $836.5 million, up from $762.9 million at December 31, 2012. The increase in loans is largely attributed to a $78.4 million increase in commercial loans to $535.8 million at June 30, 2013, from $457.3 million at December 31, 2012. This is the result of an increase of $31.2 million in commercial loans in Guam and an increase of $40.5 million in San Francisco, our fastest growing market. The increase in total commercial loans was due to the substantial increase of $50.9 million in commercial mortgages, supplemented by a $29.8 million increase in commercial and industrial loans, but these increases were partially offset by a $2.3 million decrease in the commercial construction loan portfolio. The net growth in commercial loans was offset by a $4.8 million decrease in total consumer loans to $300.8 million at June 30, 2013, from $305.6 million at December 31, 2012, which was primarily due to a decrease of $4.0 million in residential mortgages, but also because of pay downs of $457 thousand in automobile loans and a decrease of $336 thousand in other consumer loans, which include revolving credit, installment loans and overdrafts. The residential mortgages on our books decreased largely because of principal pay downs, payoffs, and refinancings with the Federal Home Loan Mortgage Corporation in reaction to favorable interest rates.

At June 30, 2013, loans outstanding were comprised of approximately 64.93% variable rate loans and 35.07% fixed rate loans.

Since it first opened in 1972, the Bank has expanded its operations and its branch network, first in Guam, then in the other islands of our region and in San Francisco. In the interests of enhancing performance and stability through market and industry diversification, the Bank has increased its focus on growth in the San Francisco area in recent years, adding personnel with experience and expertise in the Bay Area. The following table provides figures for loans in the Bank’s administrative regions for the years ending December 31, 2010, 2011 and 2012, and the six months ended June 30, 2013:

	At December 31,
	2010	2011	2012	At June 30, 2013

Guam	$459,641	$530,959	$498,728	$530,896

Commonwealth of the Northern Mariana Islands	$47,571	$71,190	$65,703	$62,496

The Freely Associated States of Micronesia *	$35,536	$38,742	$40,618	$44,374

California	$68,391	$87,307	$143,783	$184,882

Total	$611,139	$728,198	$748,832	$822,648

*	The Freely Associated States are comprised of the Federated States of Micronesia (Chuuk, Kosrae, Pohnpei and Yap), the Republic of Palau and the Republic of the Marshall Islands.

As the table indicates, the Bank’s total loans increased by 9.6% during the first six months of 2013, and by a cumulative 22.5% in 2011 and 2012. By way of comparison, loans in the California region increased by 28.2% during the first six months of this year, and by a cumulative 110.2% in 2011 and 2012. While the Bank’s overall loan portfolio continues to grow, more than half of that growth has been in the California region for the six months ended June 30, 2013, and in the two years ended December 31, 2012, providing support for the expansion of the Bank.

Interest Earning Deposits and Investment Securities

In the current lending environment and in order to maintain sufficient liquidity in the ordinary course of business, the Bank maintained $70.7 million in interest earning deposits with financial institutions at June 30, 2013, an increase of $37.9 million, or 115.7%, from the $32.8 million in such deposits at December 31, 2012. This increase was primarily in our Federal Reserve account in order to cover more than $28 million in disbursements by the government of Guam for tax refunds and for prior years’ merit increases for government employees. From December 31, 2012, to June 30, 2013, the Bank’s investment portfolio decreased by $49.7 million, or 15.0%, from $331.6 million to $282.0 million. During the six months ended June 30, 2013, pay downs in the portfolio averaged $20.4 million, and in March and April, $10.0 million in securities were called. Restructuring and replenishment of the portfolio averaged $12.0 during the six months, but with the June 30, 2013, revaluation of the available for sale portfolio, previously unrealized gains swung to an unrealized loss position with a net effect of a $5.3 million decrease in value. The investment portfolio reduction was comprised of a $40.7 million decrease in available for sale securities, which fell by 14.9%, from $273.5 million to $232.8 million, and a $9.0 million decrease in held to maturity securities, which declined by 15.5%, from $58.1 million to $49.1 million. The difference between the increase in interest earning deposits with financial institutions and the decrease in investment securities was $241 thousand, indicating that, on net, deposits were substituted for investments.

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

The following table contains information regarding our non-performing assets as well as restructured loans as of June 30, 2013, and December 31, 2012.

(dollars in thousands)	June 30, 2013	December 31, 2012
Non-accrual loans:
Commercial & industrial	$325	$685
Commercial mortgage	6,669	7,977
Commercial construction	0	0
Residential mortgage	6,685	7,166
Home equity	0	76
Automobile	0	0
Other consumer	228	234

Total nonaccrual loans:	$13,907	$16,138
Loans past due 90 days and still accruing:
Commercial & industrial	$0	$0
Commercial mortgage	0	0
Commercial construction	0	0
Residential mortgage	499	1,462
Home equity	0	0
Automobile	0	0
Other consumer	1,082	1,016

Total loans past due 90 days and still accruing	$1,581	$2,478

Total non-performing loans	15,488	18,616
Other real estate owned (OREO):
Commercial real estate	$2,923	$3,881
Residential real estate	1,388	646

Total other real estate owned	$4,311	$4,527
Other non-performing assets:
Other assets owned	$0	$0
Asset backed security	0	0

Total other nonperforming assets	0	0

Total nonperforming assets	$19,799	$23,143

Restructured loans:
Accruing loans	$3,675	$705
Non-accruing loans (included in nonaccrual loans above)	5,764	5,970

Total restructured loans	$9,439	$6,675

The above table indicates that non-performing loans decreased by $3.1 million during the six months ended June 30, 2013, which resulted primarily from the decrease in non-accrual loans by $2.2 million to $13.9 million, down from $16.1 million at December 31, 2012. This decrease is largely attributed to the $1.3 million decrease in nonaccruing commercial mortgages and the reduction of $481 thousand in nonaccruing residential mortgages. In addition, loans 90 days past due and still accruing decreased by $897 thousand to $1.6 million, down from $2.5 million at December 31, 2012.

At June 30, 2013, the Bank’s largest non-performing loans consist of two commercial loan relationships in the amount of $5.2 million, located in Guam. The two loan relationships are secured by real estate. The Guam loans were placed on non-accrual due to deficiencies in their cash flow to service the monthly loan payments and meet operating expenses. At this time, management believes that the allowance for loan losses is adequate to cover these loans; however, should property values deteriorate further, additional write-down or additional provisions may be necessary.

Analysis of Allowance for Loan Losses

The allowance for loans losses was $11.7 million and 1.40% of outstanding gross loans as of June 30, 2013, as compared to $12.2 million or 1.60% of outstanding gross loans at December 31, 2012. This reduction in the amount and the ratio of the allowance was justified by an improvement of the quality of our loan portfolio.

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

While management believes it uses the best information available for calculating the allowance, the results of operations could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance. The current qualitative and quantitative factors used to calculate the allowance are inherently subjective. The estimates and assumptions are subject to changes in economic and regulatory guidelines, and other circumstances over which management has no control. The allowance may prove in the future to be insufficient to cover all of the losses the Bank may incur and it may be necessary to increase the allowance from time to time as a result of monitoring the adequacy of the allowance for loan losses.

The following table summarizes the changes in our allowance for loan losses.

(dollars in thousands)	Commercial	Residential Mortgages	Consumer	Total
Six months Ended June 30, 2013
Allowance for loan losses:
Balance at beginning of period	$6,251	$1,453	$4,524	$12,228
Charge offs	(70)	(30)	(1,629)	(1,729)
Recoveries	53	4	824	881
Provision	(785)	(361)	1,441	295

Balance at end of quarter	$5,449	$1,066	$5,160	$11,675

Three Months Ended June 30, 2013
Allowance for loan losses:
Balance at beginning of quarter	$6,867	$1,116	$4,745	$12,728
Charge offs	(26)	(30)	(780)	(836)
Recoveries	17	4	442	463
Provision	(1,409)	(24)	753	(680)

Balance at end of quarter	$5,449	$1,066	$5,160	$11,675

Allowance balance at June 30, 2013, related to:
Loans individually evaluated for impairment	$0	$0	$0	$0

Loans collectively evaluated for impairment	$5,449	$1,066	$5,160	$11,675

Loan balances at June 30, 2013:
Loans individually evaluated for impairment	10,669	6,685	228	17,582
Loans collectively evaluated for impairment	525,088	155,248	138,618	818,954

Total	$535,757	$161,933	$138,846	$836,536

At December 31, 2012
Allowance for loan losses:
Loans individually evaluated for impairment	$0	$0	$0	$0

Loans collectively evaluated for impairment	$6,251	$1,453	$4,524	$12,228

Loan balances at December 31, 2012:
Loans individually evaluated for impairment	$9,367	$7,242	$234	$16,843
Loans collectively evaluated for impairment	447,954	158,743	139,405	746,102

Total	$457,321	$165,985	$139,639	$762,945

Total Cash and Cash Equivalents

Total cash and cash equivalents were $102.8 million and $74.2 million at June 30, 2013, and December 31, 2012, respectively. This balance, which is comprised of cash and due from bank balances, federal funds sold and unrestricted interest-bearing deposits that we maintain at other financial institutions (including the Federal Reserve Bank of San Francisco) will vary depending on daily cash settlement activities, the amount of highly liquid assets needed based on known events such as the repayment of borrowings and funding of loans, and actual cash on hand in the Bank’s branches. The increase in the balance during the period was primarily due to an increase of $61.3 million in total deposits, which was partially offset by the payoff of $10.0 million in Federal Home Loan Bank borrowings and the payoff of promissory notes of $145 thousand. The increase in deposits and the payoff of borrowings were supplemented by a decrease of $49.7 million in investment securities that was due to pay downs in portfolio that averaged $20.4 for six months and in March and April, $10.0 million in securities were called. The replenishment of those funds is at $12.0 million, and involved some restructuring of our investment securities portfolio. Then, in June, the market valuation of our available for sale securities swung from an unrealized gain position to a loss position, with the net effect of a $5.3 decrease in the portfolio that caused a $2.2 million decrease in stockholders’ equity. The total decrease in the portfolio from December 2012 to June 2013 was approx $47.7.

The following table sets forth the composition of our cash and cash equivalent balances at June 30, 2013, and December 31, 2012:

(dollars in thousands)	June 30, 2013	December 31, 2012	Variance to December 31
Cash and due from banks	$27,262	$36,575	$(9,313)
Federal funds sold	5,000	5,000	0
Interest-bearing deposits with financial institutions	70,521	32,614	37,907

Total cash and cash equivalents	$102,783	$74,189	$28,594

Investment Securities

The subsidiary Bank manages its securities portfolio to provide a source of both liquidity and earnings. The Bank has an Asset/Liability Committee (ALCO) that develops current investment policies based on the Bank’s operating needs and market circumstances. The Bank’s investment policy is formally reviewed and approved annually by the Board of Directors, and the Asset/Liability Committee is responsible for reporting and monitoring compliance with the investment policy. Investment portfolio reports are provided to the Board of Directors on a monthly basis, two inside Board members sit on the Committee, and an additional inside Board member attends the meeting along with three outside Board members quarterly.

At June 30, 2013, the carrying value of the investment securities portfolio totaled $282.0 million, which represents a $49.7 million decrease from the portfolio balance of $331.6 million at December 31, 2012. The table below sets forth the composition of our investment securities portfolio at June 30, 2013, and December 31, 2012:

The amortized cost and fair value of investment securities, with gross unrealized gains and losses, follows:

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$51,431	$0	$(1,894)	$49,537
U.S. government agency pool securities	58,076	174	(208)	58,042
U.S. government agency or GSE mortgage-backed securities	126,689	365	(1,784)	125,270

Total securities available for sale	$236,196	$539	$(3,886)	$232,849

Securities Held to Maturity
U.S. government agency pool securities	$1,835	$37	$(10)	$1,862
U.S. government agency or GSE mortgage-backed securities	47,291	1,002	(373)	47,920

Total securities held to maturity	$49,126	$1,039	$(383)	$49,782

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$59,923	$360	$(138)	$60,145
U.S. government agency pool securities	73,663	275	(140)	73,798
U.S. government agency or GSE mortgage-backed securities	137,282	2,449	(152)	139,579

Total securities available for sale	$270,868	$3,084	$(430)	$273,522

Securities Held to Maturity
U.S. government agency pool securities	$1,966	$45	$(3)	$2,008
U.S. government agency or GSE mortgage-backed securities	56,159	2,054	0	58,213

Total securities held to maturity	$58,125	$2,099	$(3)	$60,221

At June 30, 2013, and December 31, 2012, investment securities with a carrying value of $204.2 million and $142.3 million, respectively, were pledged to secure various government deposits and other public requirements.

The amortized cost and fair value of investment securities by contractual maturity at June 30, 2013, and December 31, 2012, follows:

	June 30, 2013
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due after one but within five years	$0	$0	$0	$0
Due after five years	51,431	49,537	0	0
U.S. Government agency pool securities	58,076	58,042	1,835	1,862
Mortgage-backed securities	126,689	125,270	47,291	47,920

Total	$236,196	$232,849	$49,126	$49,782

	December 31, 2012
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due after one but within five years	$4,997	$5,035	$0	$0
Due after five years	54,926	55,110	0	0
U.S. Government agency pool securities	73,663	73,798	1,966	2,008
Mortgage-backed securities	137,282	139,579	56,159	58,213

Total	$270,868	$273,522	$58,125	$60,221

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at June 30, 2013, and December 31, 2012.

	June 30, 2013
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
Securities Available for Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$(1,894)	$45,445	$0	$0	$(1,894)	$45,445
U.S. government agency pool securities	(208)	38,275	0	0	(208)	38,275
U.S. government agency or GSE mortgage-backed securities	(1,784)	89,757	0	0	(1,784)	89,757

Total	$(3,886)	$173,477	$0	$0	$(3,886)	$173,477

Securities Held to Maturity
U.S. government agency pool securities	$(5)	$147	$(5)	$292	$(10)	$439
U.S. government agency or GSE mortgage-backed securities	(373)	20,282	0	0	(373)	20,282

Total	$(378)	$20,429	$(5)	$292	$(383)	$20,721

	December 31, 2012
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
Securities Available for Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$(138)	$29,836	$0	$0	$(138)	$29,836
U.S. government agency pool securities	(139)	29,921	(1)	76	(140)	29,997
U.S. government agency or GSE mortgage-backed securities	(136)	25,420	(16)	3,216	(152)	28,636

	$(413)	$85,177	$(17)	$3,292	$(430)	$88,469

Securities Held to Maturity
U.S. government agency pool securities	$0	$29	$(3)	$302	$(3)	$331
U.S. government agency pool securities	0	0	0	0	0	0
Mortgage-backed securities	0	0	0	0	0	0

	$0	$29	$(3)	$302	$(3)	$331

The Company does not believe that any of the investment securities that were in an unrealized loss position as of June 30, 2013, which comprised a total of 49 securities, were other-than-temporarily impaired. Specifically, the 49 securities are comprised of the following: 12 Small Business Administration (SBA) Pool securities, 4 mortgage-backed securities and 1 U.S. Government agency issued by the Federal Home Loan Mortgage Corporation (FHLMC), 16 mortgage-backed securities issued by Government National Mortgage Association (GNMA), and 7 mortgage-backed securities and 8 U.S. Government agencies issued by Federal National Mortgage Association (FNMA), and 1 U.S. Government agency issued by the Federal Home Loan Bank (FHLB).

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

Deposits

At June 30, 2013, total deposits increased by $61.3 million to $1.16 billion as compared to $1.10 billion in total deposits at December 31, 2012. Interest-bearing deposits increased by $47.6 million to $870.9 million at June 30, 2013, up from $823.2 million at December 31, 2012, while non-interest bearing deposits increased by $13.7 million to $293.0 million at June 30, 2013, up from $279.3 million at December 31, 2012. The 5.6% increase in total deposits was primarily due to the government of Guam paying overdue income tax refunds, financed through a bond issuance, and a gradual recovery of the economies of Guam and the Northern Mariana Islands, the latter of which was reflected primarily in Commonwealth government deposits. There was also an increase government and private deposits in the Freely Associated States (FAS) of the Federated States of Micronesia, the Republic of the Marshall Islands and the Republic of Palau, and growth in our San Francisco market. The deposit increases in the FAS were concentrated in the RMI and the FSM were primarily associated with the increase of a correspondent bank balance and government deposits, supplemented by smaller increases in private deposits, and partially offset by a reduction in deposits in the ROP.

The following table sets forth the composition of our interest-bearing deposit portfolio with the average balances and average interest rates for the six months ending June 30, 2013, and June 30, 2012, respectively:

	Six months ending
	June 30, 2013		June 30, 2012
(dollars in thousands)	Average balance	Average rate	Average balance	Average rate
Interest-bearing deposits:
Interest-bearing checking accounts	$119,404	0.17%	$97,359	0.24%
Money market and savings accounts	700,763	0.64%	646,024	0.70%
Certificates of deposit	55,588	0.41%	59,558	0.36%

Total interest-bearing deposits	$875,755	0.56%	$802,959	0.62%

As mentioned earlier, the Bank has expanded its operations and its branch network since it first opened in 1972, first in Guam, then in the other islands of our region and in San Francisco. As time has passed and the Bank has gathered market share in each of the islands. In recent years, in order to diversify its geographic market, the Bank has increased its focus on growth in the San Francisco area. The following table provides figures for deposits in the Bank’s administrative regions for the years ending December 31, 2010, 2011 and 2012, and the six months ended June 30, 2013:

	At December 31,
	2010	2011	2012	At June 30, 2013

Guam	$520,060	$629,206	$640,893	$666,454

Commonwealth of the Northern Mariana Islands	$153,882	$161,918	$180,220	$194,881

The Freely Associated States of Micronesia *	$182,281	$193,485	$212,722	$227,053

California	$33,052	$53,730	$68,705	$75,454

Total	$889,275	$1,038,339	$1,102,540	$1,163,842

*	The Freely Associated States are comprised of the Federated States of Micronesia (Chuuk, Kosrae, Pohnpei and Yap), the Republic of Palau and the Republic of the Marshall Islands.

During the first six months of 2013, deposits increased by a total of $61.3 million, of which $25.6 million, or 41.7%, was in the Bank’s Guam branches. Deposits in our CNMI branches increased by $14.7 million and increased in our Freely Associated States branches by $14.3 million. Overall, the Bank’s deposit base increased by 5.6% during the first six months of 2013, and by 24.0% from December 31, 2010 to December 31, 2012. In comparison, deposits grew in the California region by 9.8% in the six months ended June 30, 2013, and by a cumulative 107.9% during 2011 and 2012. The California region accounted for 11.0% of total Bank deposit growth during the first six months of this year, and 16.7% of total deposit growth from December 31, 2010 to December 31, 2012. Again, the continuing growth of the California region’s deposit base has substantially supplemented the growth of the other administrative regions and of the whole Bank.

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

At June 30, 2013, the Bank had no short-term borrowings, a decrease of 100% from $10.145 million at December 31, 2012. This was due to the payoff of a $10.0 million borrowing from the Federal Home Loan Bank-Seattle and a short-term borrowings payoff of $145 thousand.

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

At June 30, 2013, our liquid assets, which include cash and due from banks, federal funds sold, unrestricted interest-earning deposits with financial institutions, and investment securities available for sale, totaled $335.6 million, down $12.1 million from $347.7 million at December 31, 2012. This decrease is comprised entirely of the drop of $40.7 million in available for sale securities and the reduction of $9.3 million in cash and due from banks, offset by the $37.9 million in additional interest bearing deposits in banks. The level of liquidity at June 30, 2013, was deemed to be adequate to meet the Bank’s needs even under the most severe conditions, as analyzed quarterly as a part of the Asset and Liability Committee’s duties.

Contractual Obligations

The Bank utilizes facilities, equipment and land under various operating leases with terms, including renewal options, ranging from 1 to 99 years. Some of these leases include scheduled rent increases. The total amount of the rent is being debited to expense on the straight-line method over the lease terms in accordance with ASC Topic 840 “Leases”. The Bank has recorded a deferred obligation of $729 thousand and $698 thousand as of June 30, 2013, and December 31, 2012, respectively, which has been included within other liabilities to reflect the excess of rent expense over cash paid on the leases.

At June 30, 2013, future lease commitments under the above non-cancelable operating leases were as follows:

Periods ending December 31,	(dollars in thousands)
2013	$1,985
2014	1,379
2015	1,072
2016	886
Thereafter	19,709

Total	$25,289

The Bank leases certain facilities from two separate entities in which two of its directors have separate ownership interests. Lease payments made to these entities during the six months ended June 30, 2013, and the twelve months ended December 31, 2012, approximated $185 thousand and $358 thousand, respectively.

Additionally, the Bank leases office space to third parties, with original lease terms ranging from 3 to 5 years with option periods ranging up to 15 years. At June 30, 2013, minimum future rents to be received under non-cancelable operating sublease agreements were $186, $54, $40, and $27 thousand for the periods ending December 2013, 2014, 2015, and 2016, respectively.

A summary of rental activities for the six-month periods ended June 30, 2013 and 2012, is as follows:

(dollars in thousands)	June 30, 2013	June 30, 2012
Rental expense	$1,166	$1,138
Less: sublease rentals	133	125

Net rental expense	$1,033	$1,013

Off-Balance-Sheet Arrangements

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

A summary of financial instruments with off-balance-sheet risk at June 30, 2013, and December 31, 2012 is as follows:

(dollars in thousands)	June 30, 2013	December 31, 2012
Commitments to extend credit	$139,141	$100,007

Letters of credit:
Standby letters of credit	$42,674	$26,178
Other letters of credit	3,310	3,030

Total letters of credit	$45,984	$29,208

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses, and may require payment of a fee. The commitments for certain lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Bank upon the extension of credit, is based on management’s credit evaluation of the customer.

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

The Bank considers its standby letters of credit to be guarantees. At June 30, 2013, the maximum undiscounted future payments that the Bank could be required to make was $46.0 million. All of these arrangements mature within one year. The Bank generally has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized; however, several that are extended to the Bank’s most creditworthy customers are unsecured. The Bank had not recorded any liabilities associated with these guarantees at June 30, 2013.

Mortgage loans serviced for others are not included in the accompanying consolidated statements of condition. The unpaid principal balances of mortgage loans serviced for others were $203.0 million and $197.4 million at June 30, 2013, and December 31, 2012, respectively. On June 30, 2013, and December 31, 2012, the Bank recorded mortgage servicing rights at their fair value of $1.34 million and $1.29 million, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of June 30, 2013, and December 31, 2012, the Bank met all capital adequacy requirements to which it is subject.

As of June 30, 2013, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the FDIC notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of June 30, 2013, and December 31, 2012, are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Minimum Amount	Ratio	Minimum Amount	Ratio
At June 30, 2013:
Total capital (to Risk Weighted Assets)	$105,026	12.73%	$66,021	8.00%	$82,527	10.00%
Tier 1 capital (to Risk Weighted Assets)	$94,827	11.63%	$32,603	4.00%	$48,904	6.00%
Tier 1 capital (to Average Assets)	$94,827	7.35%	$51,610	4.00%	$64,512	5.00%

At December 31, 2012:
Total capital (to Risk Weighted Assets)	$101,489	13.51%	$60,094	8.00%	$75,118	10.00%
Tier 1 capital (to Risk Weighted Assets)	$92,206	12.43%	$29,676	4.00%	$44,514	6.00%
Tier 1 capital (to Average Assets)	$92,206	7.40%	$49,854	4.00%	$62,317	5.00%

At June 30, 2013, our total stockholders’ equity was $93.3 million, a decrease of $1.1 million from the $94.4 million at December 31, 2012. In accordance with FASB 115, issued in 1993 by the Financial Accounting Standards Board, our portfolio of available for sale securities must be revalued at the end of each quarter to most accurately present our financial condition to stockholders and other interested parties. Any adjustment to the valuation is reflected as a component of equity, other comprehensive income. Due to changes in market interest rates, the revaluation of our portfolio caused a reduction of $3.9 million in the fair value of our available for sale securities, but this was partially offset by an increase of $2.7 million in our retained earnings after the payment of dividends in the amount of $2.2 million.

Contingency Planning and Cybersecurity

The services provided by banks are crucial to the continuing performance of the economy, so it is very important that banks are able to conduct business as usual on an ongoing basis. In light of this, the Bank has developed a comprehensive business continuity plan to address whatever disruptions may directly affect customers or change internal processes, whether caused by man-made or natural events. Training in the plan components is conducted annually, and risk-based testing of the major processes and procedures within the Bank occur on a regular basis. In modern banking, technology has taken on an increasingly important role, and the Bank also has a disaster recovery plan, incorporated into the business continuity plan, that provides specific, detailed procedures for recovering quickly from any technology failure. The disaster recovery plan procedures are actively tested, and are also implemented from time to time. The recovery time objectives for all major technological processes range from two hours to 16 hours, enabling the Bank to maintain or resume operations with a minimum impact on its customers. As the results of testing are analyzed and as technology continues to advance, improvements are made in the Bank’s processes and procedures as the plans evolve.

The rapid advances in computing and telecommunications technology over the past several decades have brought with them increasingly sophisticated methods of delivering financial services through electronic channels. Along with these advances, though, have come risks regarding the integrity and privacy of data, and these risks apply to banking, perhaps more than any other industry, falling into the general classification of cybersecurity. The Bank has made substantial investments in multiple systems to ensure both the integrity of its data and the protection of the privacy of its customers’ personal financial and identity information. While it is not possible for anyone to give an absolute guarantee that data will not be conpromised, the Bank is confident that its systems provide a reasonable assurance that the financial and personal data that it holds are secure.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2013, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s Rules and forms and is accumulated and communicated to management, including our Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Exhibit

31.01	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley At of 2002

31.02	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Statements of Condition as of June 30, 2013 and December 31, 2012, (ii) Unaudited Condensed Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012, (iv) Unaudited Condensed Consolidated Statements of Stockholders’ Equity as of June 30, 2013 and 2012, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 and (vi) Notes to Unaudited Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, BankGuam Holding Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANKGUAM HOLDING COMPANY

Date: August 9, 2013	By:	/s/ LOURDES A. LEON GUERRERO
Lourdes A. Leon Guerrero, President and Chief Executive Officer

Date: August 9, 2013	By:	/s/ FRANCISCO M. ATALIG
Francisco M. Atalig, Senior Vice President and Chief Financial Officer