Form 10-Q
period 2013-09-30
BankGuam Holding Co
filed 2013-11-08
CIK 1527383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of September 30, 2013, the registrant had outstanding 8,792,634 shares of common stock.

BANKGUAM HOLDING COMPANY

FORM 10-Q

QUARTERLY REPORT

PART I. FINANCIAL INFORMATION	4

Item 1. Condensed Consolidated Financial Statements (Unaudited)	4

Condensed Consolidated Statements of Condition at September 30, 2013, and December 31, 2012	5

Condensed Consolidated Statements of Income for the three months and the nine months ended September 30, 2013 and 2012	6

Condensed Consolidated Statements of Comprehensive Income for the three months and the nine months ended September 30, 2013 and 2012	7

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012	8

Notes to Condensed Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 4. Controls and Procedures	48

PART II. OTHER INFORMATION	49

Item 6. Exhibits	49

Signatures	50

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

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Condition

(in Thousands, Except Par Value)

	September 30, 2013	December 31, 2012
ASSETS
Cash and due from banks	$21,960	$36,575
Federal Funds sold	5,000	5,000
Interest bearing deposits in banks	221,877	32,614

Total cash and cash equivalents	248,837	74,189
Restricted cash	400	150
Investment securities available for sale, at fair value	172,834	273,522
Investment securities held to maturity, at amortized cost	91,460	58,125
Federal Home Loan Bank stock, at cost	2,101	2,159
Loans, net of allowance for loan losses (9/30/13: $11,995 and 12/31/12: $12,228)	845,612	748,832
Accrued interest receivable	4,318	3,599
Premises and equipment, net	17,381	17,712
Goodwill	783	783
Other assets	31,564	32,310

Total assets	$1,415,290	$1,211,381

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$308,359	$279,322
Interest bearing	1,005,964	823,218

Total deposits	1,314,323	1,102,540
Accrued interest payable	165	161
Borrowings	0	10,145
Other liabilities	7,805	4,111

Total liabilities	1,322,293	1,116,957

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock $0.2083 par value; 48,000 shares authorized; 8,825 and 8,814 shares issued and 8,793 and 8,782 shares outstanding at 9/30/13 and 12/31/12, respectively	1,846	1,844
Additional paid-in capital	15,390	15,304
Retained earnings	80,070	76,092
Accumulated other comprehensive (loss) income	(4,019)	1,474

	93,287	94,714
Common stock in treasury, at cost (32 shares)	(290)	(290)

Total stockholders’ equity	92,997	94,424

Total liabilities and stockholders’ equity	$1,415,290	$1,211,381

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Income

(Dollar and Share Amounts in Thousands, Except Per Share Data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest income:
Loans	$15,080	$14,074	$43,452	$42,544
Investment securities	1,179	1,466	3,817	4,132
Federal Funds sold	2	1	5	5
Deposits with banks	51	78	181	245

Total interest income	16,312	15,619	47,455	46,926

Interest expense:
Time deposits	68	68	195	200
Savings deposits	1,054	1,239	3,377	3,606
Other borrowed funds	0	100	81	298

Total interest expense	1,122	1,407	3,653	4,104

Net interest income	15,190	14,212	43,802	42,822
Provision for loan losses	900	975	1,195	2,925

Net interest income, after provision for loan losses	14,290	13,237	42,607	39,897
Non-interest income:
Service charges and fees	1,109	985	3,354	3,033
Investment securities gains, net	56	243	506	423
Income from merchant services	457	413	1,424	1,506
Income from cardholders	147	191	832	977
Wire transfer fees	167	167	503	499
Trustee fees	165	196	429	533
Other income	473	515	1,540	1,591

Total non-interest income	2,574	2,710	8,588	8,562

Non-interest expenses:
Salaries and employee benefits	6,672	6,233	19,069	18,336
Occupancy	1,785	1,567	5,158	4,654
Furniture and equipment	1,489	1,751	4,510	4,552
Insurance	420	442	1,258	1,313
Telecommunications	362	403	1,099	1,153
Federal Deposit Insurance Corporation assessment	283	266	834	751
Contract services	288	216	998	1,063
Stationery & supplies	202	202	584	682
Professional services	379	492	1,047	1,084
Education	139	151	554	377
General, administrative and other	1,503	1,543	5,747	5,181

Total non-interest expenses	13,522	13,266	40,858	39,146

Income before income taxes	3,342	2,681	10,337	9,313
Income tax expense	1,007	710	3,063	2,553

Net income	$2,335	$1,971	$7,274	$6,760

Earnings per share:
Basic	$0.27	$0.22	$0.83	$0.77

Diluted	$0.27	$0.22	$0.83	$0.77

Dividends declared per share	$0.125	$0.125	$0.375	$0.375

Basic weighted average shares	8,793	8,779	8,788	8,779

Diluted weighted average shares	8,798	8,780	8,793	8,780

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

(in Thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$2,335	$1,971	$7,274	$6,760

Other comprehensive income (loss) components, net of tax effects:
Unrealized holding gain (loss) on available-for-sale securities arising during the period	(1,592)	867	(5,103)	2,011
Reclassification for gains (losses) realized on available-for-sale securities	(56)	243	(506)	423
Net change in unrealized holding loss on held-to-maturity securities during the period	50	36	116	125

	(1,598)	1,146	(5,493)	2,559

Comprehensive income (loss)	$737	$3,117	$1,781	$9,319

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Cash Flows

(in Thousands)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net income:	$7,274	$6,760
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,195	2,925
Depreciation and amortization	2,301	2,265
Amortization of fees, discounts and premiums	1,715	1,839
Write-down and (gain)/loss on sales of other real estate owned, net	88	(74)
Proceeds from sales of loans held for sale	25,599	22,537
Origination of loans held for sale	(25,599)	(22,537)
(Increase) decrease in mortgage servicing rights	(65)	(226)
Realized gain on sale of available-for-sale securities	(506)	(423)
Loss on disposal of premises and equipment	69	17
Net change in:
Accrued interest receivable	(719)	89
Other assets	(1,389)	4,278
Accrued interest payable	4	15
Other liabilities	3,695	1,822

Net cash provided by operating activities	13,662	19,287

Cash flows from investing activities:
Change in restricted cash	(250)	0
Purchases of available-for-sale securities	(102,777)	(175,786)
Purchases of held-to-maturity securities	0	(25,709)
Proceeds from sales of available-for-sale securities	121,527	64,674
Maturities, prepayments and calls of available-for-sale securities	29,732	29,573
Maturities, prepayments and calls of held-to-maturity securities	12,170	10,036
Loan originations and principal collections, net	(96,483)	(5,116)
Proceeds from sales of other real estate owned	620	670
Purchases of premises and equipment	(2,041)	(2,119)

Net cash used in investing activities	(37,502)	(103,777)

Cash flows from financing activities:
Net increase in deposits	211,783	113,482
Payment of Federal Home Loan Bank advances	(10,000)	0
Proceeds from Federal Home Loan Bank stock redemption	58	20
Proceeds from related party borrowings	(145)	160
Repayment of other borrowings	0	(215)
Proceeds from issuance of common stock	88	1
Dividends paid	(3,296)	(3,292)

Net cash provided by financing activities	198,488	110,156

Net change in cash and cash equivalents:	174,648	25,666
Cash and cash equivalents at beginning of year	74,189	130,959

Cash and cash equivalents at end of year	$248,837	$156,625

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,653	$4,104
Income taxes	$204	$280
Supplemental schedule of noncash investing and financing activities:
Net change in unrealized loss on held-to-maturity securities, net of tax	$(3,091)	$125
Net change in unrealized loss on available-for-sale securities, net of tax	$(2,402)	$2,434
Other real estate owned transferred from loans, net	$1,761	$519
Other real estate owned transferred to loans, net	$(268)	$(174)
Transfer of securities from available-for-sale	$49,021	$0
Transfer of securities to held-to-maturity	$(49,021)	$0

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

BankGuam Holding Company

Notes to Condensed Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

Note 1 – Nature of Business

Organization

The accompanying condensed consolidated financial statements include the accounts of BankGuam Holding Company (“Company”) and its wholly-owned subsidiary, Bank of Guam (“Bank”). The Company is a Guam corporation organized on October 29, 2010, to act as a holding company of the Bank, a Guam banking corporation, a 23-branch bank serving the communities in Guam, the Commonwealth of the Northern Mariana Islands (CNMI), the Federated States of Micronesia (FSM), the Republic of the Marshall Islands (RMI), the Republic of Palau (ROP), and San Francisco, California. On August 15, 2011, the Company acquired all of the outstanding common stock of the Bank in a holding company formation transaction.

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

Our consolidated financial position at September 30, 2013, and the consolidated results of operations for the three and nine month periods ended September 30, 2013, are not necessarily indicative of what our financial position will be as of December 31, 2013, or of the results of our operations that may be expected for the full year ending December 31, 2013.

The Company has evaluated events subsequent to September 30, 2013, through the date at which these unaudited consolidated financial statements are being filed with the Securities and Exchange Commission, for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of income and expenses during the periods presented. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, valuation of other real estate owned, the determination of other than temporary impairment of securities and the fair value of financial instruments.

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

Earnings per common share have been computed based on reported net income and the following share data:

	For the Three Months Ended September 30,		For the Nine months Ended September 30,
	2013	2012	2013	2012
Net income available for common stockholders	$2,335	$1,971	$7,274	$6,760
Weighted average number of common shares outstanding	8,793	8,779	8,788	8,779
Effect of dilutive options	5	1	5	1

Weighted average number of common shares outstanding used to calculate diluted earnings per common share	8,798	8,780	8,793	8,780

Income per common share:
Basic	$0.27	$0.22	$0.83	$0.77

Diluted	$0.27	$0.22	$0.83	$0.77

Under the 2011 Employee Stock Purchase Plan, eligible employees can purchase, through payroll deductions, shares of common stock at a discount. The right to purchase stocks is granted to eligible employees during a period of time that is established from time to time by the Board of Directors of the Company. Eligible employees cannot accrue the right to purchase more than $25 thousand worth of stock at the fair market value at the beginning of each offer period. Eligible employees also may not purchase more than one thousand five hundred (1,500) shares of stock in any one offer period. The shares are purchased at 85% of the fair market price of the stock on the enrollment date.

An amended Plan was approved by the Board of Directors and went into effect on September 1, 2012.

Note 4 – Investment Securities

The amortized cost and fair value of investment securities, with gross unrealized gains and losses, follows:

	September 30, 2013
	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Securities Available for Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$8,420	$0	$52	$8,472
U.S. government agency pool securities	56,270	(480)	130	55,920
U.S. government agency or GSE mortgage-backed securities	109,128	(1,126)	440	108,442

	$173,818	$(1,606)	$622	$172,834

Securities Held to Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$32,687	$0	$437	$33,124
U.S. government agency pool securities	1,800	(9)	37	1,828
U.S. government agency or GSE mortgage-backed securities	56,973	(350)	1,153	57,776

	$91,460	$(359)	$1,627	$92,728

	December 31, 2012
	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Securities Available for Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$59,923	$(138)	$360	$60,145
U.S. government agency pool securities	73,663	(140)	275	73,798
U.S. government agency or GSE mortgage-backed securities	137,282	(152)	2,449	139,579

	$270,868	$(430)	$3,084	$273,522

Securities Held to Maturity
U.S. government agency pool securities	$1,966	$(3)	$45	$2,008
U.S. government agency or GSE mortgage-backed securities	56,159	0	2,054	58,213

	$58,125	$(3)	$2,099	$60,221

At September 30, 2013, and December 31, 2012, investment securities with a carrying value of $199.6 million and $142.3 million, respectively, were pledged to secure various government deposits and other public requirements.

The amortized cost and fair value of investment securities by contractual maturity at September 30, 2013, and December 31, 2012, are shown below. Securities not due at a single maturity date, such as agency pool securities and mortgage-backed securities, are shown separately.

	September 30, 2013
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due after one but within five years	$0	$0	$0	$0
Due after five years	8,420	8,472	32,687	33,124
U.S. Government agency pool securities	56,270	55,920	1,800	1,828
Mortgage-backed securities	109,128	108,442	56,973	57,776

Total	$173,818	$172,834	$91,460	$92,728

	December 31, 2012
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due after one but within five years	$4,997	$5,035	$0	$0
Due after five years	54,926	55,110	0	0
U.S. Government agency pool securities	73,663	73,798	1,966	2,008
Mortgage-backed securities	137,282	139,579	56,159	58,213

Total	$270,868	$273,522	$58,125	$60,221

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2013, and December 31, 2012.

	September 30, 2013
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
Securities Available for Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$0	$0	$0	$0	$0	$0
U.S. government agency pool securities	(480)	48,128	0	0	(480)	48,128
U.S. government agency or GSE mortgage-backed securities	(1,126)	70,369	0	0	(1,126)	70,369

Total	$(1,606)	$118,497	$0	$0	$(1,606)	$118,497

Securities Held to Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$0	$0	$0	$0	$0	$0
U.S. government agency pool securities	$(4)	$143	$(5)	$288	$(9)	$431
U.S. government agency or GSE mortgage-backed securities	(350)	19,544	0	0	(350)	19,544

Total	$(354)	$19,687	$(5)	$288	$(359)	$19,975

	December 31, 2012
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
Securities Available for Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$(138)	$29,836	$0	$0	$(138)	$29,836
U.S. government agency pool securities	(139)	29,921	(1)	76	(140)	29,997
U.S. government agency or GSE mortgage-backed securities	(136)	25,420	(16)	3,216	(152)	28,636

	$(413)	$85,177	$(17)	$3,292	$(430)	$88,469

Securities Held to Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$0	$0	$0	$0	$0	$0
U.S. government agency pool securities	$0	$29	$(3)	$302	$(3)	$331
U.S. government agency or GSE mortgage-backed securities	0	0	0	0	0	0

	$0	$29	$(3)	$302	$(3)	$331

The Bank does not believe that any of the investment securities that were in an unrealized loss position as of September 30, 2013, which comprised a total of 38 securities, were other-than-temporarily impaired. Specifically, the 38 securities are comprised of the following: 15 Small Business Administration (SBA) Pool securities, 3 mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation (FHLMC), 15 mortgage-backed securities issued by the Government National Mortgage Association (GNMA), and 5 mortgage-backed securities issued by the Federal National Mortgage Association (FNMA).

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

During the nine months ended September 30, 2013, the Bank has originated approximately $25.6 million and sold approximately $25.6 million.

Loans

Outstanding loan balances are presented net of unearned income, deferred loan fees, and unamortized discount and premium. Loans subject to ASC 310-30 are presented net of the related accretable yield and nonaccretable difference.

The loan portfolio consisted of the following at:

	September 30, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial
Commercial & industrial	$180,554	21.00%	$138,951	18.21%
Commercial mortgage	376,606	43.80%	314,462	41.22%
Commercial construction	758	0.09%	3,908	0.51%

Total commercial	557,918	64.89%	457,321	59.94%
Consumer
Residential mortgage	157,187	18.28%	164,774	21.60%
Home equity	1,113	0.13%	1,211	0.16%
Automobile	7,556	0.88%	8,227	1.08%
Other consumer loans [1]	136,072	15.82%	131,412	17.22%

Total consumer	301,928	35.11%	305,624	40.06%

Gross loans	859,846	100.0%	762,945	100.0%

Deferred fee (income) costs, net	(2,239)		(1,885)
Allowance for loan losses	(11,995)		(12,228)

Loans, net	$845,612		$748,832

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

At September 30, 2013, total gross loans increased by $96.9 million to $859.8 million from $762.9 million at December 31, 2012. The increase in loans is largely attributed to a $100.6 million increase in commercial loans to $557.9 million at September 30, 2013, from $457.3 million at December 31, 2012. This was due to several large loans originated in California and in Guam. The increase in commercial loans was due to a $62.1 million growth in the commercial mortgage portfolio, supplemented by the $41.6 million increase in commercial & industrial loans, and partially offset by a $3.1 million decrease in commercial construction loans. There was a $3.7 million decrease in consumer loans to $301.9 million at September 30, 2013, down from $305.6 million at December 31, 2012. The decrease in consumer loans was principally due to a $7.6 million reduction in residential mortgage loans as the result of principal paydowns, payoffs, and refinancings with the Federal Home Loan Mortgage Corporation in reaction to favorable interest rates, which was supplemented by a reduction of $671 thousand in automobile loans and partially offset by a $4.7 million increase in other consumer loans.

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

Set forth below is a summary of the Bank’s activity in the allowance for loan losses during the three and nine months ended September 30, 2013, and the year ended December 31, 2012:

	Three Months Ended September 30, 2013	Nine months Ended September 30, 2013	Year Ended December 31, 2012
	(Dollars in thousands)
Balance, beginning of period	$11,675	$12,228	$11,101
Provision for loan losses	900	1,195	3,900
Recoveries on loans previously charged off	493	1,374	3,294
Charged off loans	(1,073)	(2,802)	(6,067)

Balance, end of period	$11,995	$11,995	$12,228

Set forth below is information regarding loan balances and the related allowance for loan losses, by portfolio type, for the three- and nine-month periods ended September 30, 2013, and the year ended December 31, 2012, respectively.

		Consumer
	Commercial	Residential Mortgages	Other	Total
	(Dollars in thousands)
Nine months Ended September 30, 2013
Allowance for loan losses:
Balance at beginning of period	$6,251	$1,453	$4,524	$12,228
Charge-offs	(95)	(164)	(2,543)	(2,802)
Recoveries	61	138	1,175	1,374
Provision	(849)	(302)	2,346	1,195

Balance at end of period	$5,368	$1,125	$5,502	$11,995

Three Months Ended September 30, 2013
Allowance for loan losses:
Balance at beginning of quarter	$5,449	$1,066	$5,160	$11,675
Charge-offs	(25)	(134)	(914)	(1,073)
Recoveries	8	135	350	493
Provision	(64)	58	906	900

Balance at end of quarter	$5,368	$1,125	$5,502	$11,995

Allowance balance at end of quarter related to:
Loans individually evaluated for impairment	$0	$0	$0	$0

Loans collectively evaluated for impairment	$5,368	$1,125	$5,502	$11,995

Loan balances at end of quarter:
Loans individually evaluated for impairment	10,323	6,293	226	16,842
Loans collectively evaluated for impairment	547,595	152,007	143,402	843,004

Ending Balance	$557,918	$158,300	$143,628	$859,846

Year Ended December 31, 2012
Allowance for loan losses:
Balance at beginning of year	$6,654	$318	$4,129	$11,101
Charge-offs	(1,320)	(68)	(4,679)	(6,067)
Recoveries	159	3	3,132	3,294
Provision	758	1,200	1,942	3,900

Balance at end of year	$6,251	$1,453	$4,524	$12,228

Allowance balance at end of year related to:
Loans individually evaluated for impairment	$0	$0	$0	$0

Loans collectively evaluated for impairment	$6,251	$1,453	$4,524	$12,228

Loan balances at end of year:
Loans individually evaluated for impairment	9,367	7,242	234	16,843
Loans collectively evaluated for impairment	447,954	158,743	139,405	746,102

Ending Balance	$457,321	$165,985	$139,639	$762,945

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

Credit Quality

The following table provides a summary of the delinquency status of the Bank’s loans by portfolio type:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans Outstanding
	(Dollars in thousands)
September 30, 2013
Commercial
Commercial & industrial	$605	$37	$465	$1,107	$179,447	$180,554
Commercial mortgage	1,293	1,314	4,769	7,376	369,230	376,606
Commercial construction	0	0	0	0	758	758

Total commercial	1,898	1,351	5,234	8,483	549,435	557,918
Consumer
Residential mortgage	9,194	5,142	3,618	17,954	139,233	157,187
Home equity	17	0	0	17	1,096	1,113
Automobile	246	16	0	262	7,294	7,556
Other consumer [1]	2,328	1,025	981	4,334	131,738	136,072

Total consumer	11,785	6,183	4,599	22,567	279,361	301,928

Total	$13,683	$7,534	$9,833	$31,050	$828,796	$859,846

December 31, 2012
Commercial
Commercial & industrial	$65	$222	$521	$808	$138,143	$138,951
Commercial mortgage	2,050	1,403	5,963	9,416	305,046	314,462
Commercial construction	0	0	0	0	3,908	3,908

Total commercial	2,115	1,625	6,484	10,224	447,097	457,321
Consumer
Residential mortgage	8,705	4,513	5,190	18,408	146,366	164,774
Home equity	0	135	0	135	1,076	1,211
Automobile	314	76	0	390	7,837	8,227
Other consumer [1]	2,389	948	1,187	4,524	126,888	131,412

Total consumer	11,408	5,672	6,377	23,457	282,167	305,624

Total	$13,523	$7,297	$12,861	$33,681	$729,264	$762,945

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

Generally, the accrual of interest on a loan is discontinued when principal or interest payments become more than 90 days past due, unless management believes the loan is adequately collateralized and is in the process of collection. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received, except when the ultimate collectability of principal is probable, in which case interest payments are credited to income. Non-accrual loans may be restored to accrual status when principal and interest become current and full repayment is expected. The following table provides information as of September 30, 2013, and December 31, 2012, with respect to loans on non-accrual status, by portfolio type:

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Non-accrual loans:
Commercial
Commercial & industrial	$319	$685
Commercial mortgage	6,379	7,977
Commercial construction	0	0

Total commercial	6,698	8,662
Consumer
Residential mortgage	6,229	7,166
Home equity	64	76
Automobile	0	0
Other consumer [1]	226	234

Total consumer	6,519	7,476

Total non-accrual loans	$13,217	$16,138

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

The Bank classifies its loan portfolios using internal credit quality ratings, as discussed above under Allowance for Loan Losses. The following table provides a summary of loans by portfolio type and the Bank’s internal credit quality ratings as of September 30, 2013, and December 31, 2012.

	September 30, 2013	December 31, 2012	Increase (Decrease)
	(Dollars in thousands)
Pass:
Commercial & industrial	$176,602	$123,046	$53,556
Commercial mortgage	352,971	290,307	62,664
Commercial construction	758	3,908	(3,150)
Residential mortgage	152,910	158,408	(5,498)
Home equity	1,113	1,211	(98)
Automobile	7,556	8,227	(671)
Other consumer	135,199	130,345	4,854

Total pass loans	$827,109	$715,452	$111,657
Special Mention:
Commercial & industrial	$416	$3,752	$(3,336)
Commercial mortgage	13,747	6,839	6,908
Commercial construction	0	0	0
Residential mortgage	0	0	0
Home equity	0	0	0
Automobile	0	0	0
Other consumer	0	0	0

Total special mention loans	$14,163	$10,591	$3,572
Substandard:
Commercial & industrial	$3,390	$12,153	$(8,763)
Commercial mortgage	9,768	17,316	(7,548)
Commercial construction	0	0	0
Residential mortgage	78	370	(292)
Home equity	0	0	0
Automobile	0	0	0
Other consumer	0	26	(26)

Total substandard loans	$13,236	$29,865	$(16,629)
Formula Classified:
Commercial & industrial	$146	$0	$146
Commercial mortgage	120	0	120
Commercial construction	0	0	0
Residential mortgage	4,199	5,996	(1,797)
Home equity	0	0	0
Automobile	0	0	0
Other consumer	873	1,041	(168)

Total formula classified loans	$5,338	$7,037	$(1,699)
Doubtful:
Commercial & industrial	$0	$0	$0
Commercial mortgage	0	0	0
Commercial construction	0	0	0
Residential mortgage	0	0	0
Home equity	0	0	0
Automobile	0	0	0
Other consumer	0	0	0

Total doubtful loans	$0	$0	$0
Total outstanding loans, gross	$859,846	$762,945	$96,901

As the above table indicates, the Bank’s total loans approximated $859.8 million at September 30, 2013, up from $762.9 million at December 31, 2012. The disaggregation of the portfolio by risk rating in the table reflects the following changes between December 31, 2012, and September 30, 2013:

•	Loans rated “pass” increased by $111.7 million to $827.1 million at September 30, 2013, up from $715.5 million at December 31, 2012. The increase is primarily in commercial mortgages, which grew by $62.7 million, commercial & industrial loans, which increased by $53.6 million, and other consumer loans (consisting of other revolving credit, installment loans, and overdrafts), which increased by $4.9 million. This is due to various large loans originated in the California region and in Guam, as well as reclassifications from the substandard and special mention categories, along with an expansion in other consumer loans primarily due to a Summer consumer loan promotion. These were offset by a decrease in commercial construction loans by $3.2 million, due to the reclassification of loans that completed construction to commercial mortgage. Residential mortgages decreased by $5.5 million, automobile loans by $671 thousand and home equity loans by $98 thousand due to loan payoffs and pay downs.

•	The “special mention” category increased by $3.6 million at September 30, 2013, compared to December 31, 2012. This is attributed to an increase in special mention commercial mortgage loans of $6.9 million, primarily as a result of the downgrade of a $7.8 million loan relationship from “pass.” This is offset by a drop in special mention commercial & industrial loans by $3.3 million, resulting primarily from the upgrade of a $3.0 million loan relationship to “pass.”

•	Loans classified as “substandard” decreased by $16.6 million to $13.2 million at September 30, 2013, from $29.9 million at December 31, 2012. The decrease was mainly in commercial & industrial loans due to the upgrade of a $2.9 million loan relationship to “pass” and payoffs of $6.0 million. Further, commercial mortgage loans classified as substandard dropped by $7.5 million due primarily to the upgrade of a $6.8 million loan relationship to “pass.”

•	The “formula classified” category decreased by $1.7 million during the period, resulting primarily from payoff and pay downs of residential mortgage loans.

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

The following table sets forth information regarding non-accrual loans and restructured loans, at September 30, 2013, and December 31, 2012:

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Impaired loans:
Restructured loans:
Non-accruing restructured loans	$5,676	$5,970
Accruing restructured loans	3,625	705

Total restructured loans	9,301	6,675
Other non-accruing impaired loans	7,541	10,168
Other accruing impaired loans	0	0

Total impaired loans	$16,842	$16,843

Impaired loans less than 90 days delinquent and included in total impaired loans	$7,889	$6,058

The table below contains additional information with respect to impaired loans, by portfolio type, for the nine months ended September 30, 2013, and the year ended December 31, 2012:

	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
September 30, 2013, With no related allowance recorded:
Commercial & industrial	$3,469	$3,622	$3,141	$16
Commercial mortgage	6,854	8,569	7,611	2
Commercial construction	0	0	0	0
Residential mortgage	6,229	6,327	6,801	0
Home equity	64	64	70	0
Automobile	0	0	0	0
Other consumer	226	235	225	0

Total impaired loans with no related allowance	$16,842	$18,817	$17,848	$18

September 30, 2013, With an allowance recorded:
Commercial & industrial	$0	$0	$0	$0
Commercial mortgage	0	0	0	0
Commercial construction	0	0	0	0
Residential mortgage	0	0	0	0
Home equity	0	0	0	0
Automobile	0	0	0	0
Other consumer	0	0	0	0

Total impaired loans with an allowance recorded	$0	$0	$0	$0

December 31, 2012, With no related allowance recorded:
Commercial & industrial	$822	$975	$778	$29
Commercial mortgage	8,545	10,229	10,204	450
Commercial construction	0	0	925	0
Residential mortgage	7,166	7,264	3,313	249
Home equity	76	76	33	2
Automobile	0	0	0	0
Other consumer	234	243	191	8

Total impaired loans with no related allowance	$16,843	$18,787	$15,444	$738

December 31, 2012, With an allowance recorded:
Commercial & industrial	$0	$0	$0	$0
Commercial mortgage	0	0	0	0
Commercial construction	0	0	0	0
Residential mortgage	0	0	0	0
Home equity	0	0	0	0
Automobile	0	0	0	0
Other consumer	0	0	0	0

Total impaired loans with an allowance recorded	$0	$0	$0	$0

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

Troubled Debt Restructurings

In accordance with FASB’s Accounting Standard Update No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring” (ASU No. 2011-02), the Bank had $9.3 million of troubled debt restructurings (TDRs) as of September 30, 2013. The restructured loans recorded with the Bank have been modified for the purpose of alleviating temporary impairments to the borrower’s financial condition. The modifications that the Bank has extended to borrowers have come in the form of a change in the amortization terms, reduction in the interest rate, and interest-only payments. The workout plan between the borrower and the Bank is designed to provide a bridge for cash flow shortfalls in the near term. As the borrower works through the near term issues, in most cases, the original contractual terms will be reinstated.

Additional information regarding performing and non-performing TDRs at September 30, 2013, and December 31, 2012, is set forth in the following table:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Performing
Residential mortgage	0	$0	$0	$0	$0
Commercial mortgage	6	3,982	3,982	3,625	706
Automobile	0	0	0	0	0
Consumer	0	0	0	0	0

	6	3,982	3,982	3,625	706

Nonperforming
Residential mortgage	0	$0	$0	$0	$0
Commercial mortgage	7	10,120	8,805	5,676	5,970
Automobile	0	0	0	0	0
Consumer	0	0	0	0	0

	7	10,120	8,805	5,676	5,970

Total Troubled Debt Restructurings (TDRs)	13	$14,102	$12,787	$9,301	$6,676

Note 6 – Commitments and Contingencies

The Bank utilizes facilities, equipment and land under various operating leases with terms ranging from 1 to 99 years. Some of these leases include scheduled rent increases. The total amount of the rent is being charged to expense on the straight-line method over the lease terms in accordance with ASC Topic 840 “Leases”. The Bank has recorded a deferred obligation of $745 thousand and $698 thousand as of September 30, 2013, and December 31, 2012, respectively, which is included within other liabilities, to reflect the excess of rent expense over cash paid on the leases.

At September 30, 2013, future lease commitments under the above noncancelable operating leases were as follows:

Periods ending December 31,
2013	$1,985
2014	1,379
2015	1,072
2016	886
Thereafter	19,709

Total	$25,289

The Bank leases certain facilities from two separate entities in which two of its directors have separate ownership interests. Lease payments made to these entities during the periods ended September 30, 2013, and December 31, 2012, approximated $278 thousand and $358 thousand, respectively.

Additionally, the Bank leases office space to third parties, with original lease terms ranging from 3 to 5 years and option periods ranging up to 15 years. At September 30, 2013, minimum future rents to be received under non-cancelable operating sublease agreements were $267, $54, $40, and $27 thousand for the periods ending December 2013, 2014, 2015 and 2016, respectively.

A summary of rental activities for the 9-month periods ended September 30, 2013, and September 30, 2012, is as follows:

	September 30, 2013	September 30, 2012
Rent expense	$1,748	$1,708
Less: sublease rentals	200	190

Net rent expense	$1,548	$1,518

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of September 30, 2013, and December 31, 2012, the Bank met all capital adequacy requirements to which it is subject.

As of September 30, 2013, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.

There are no conditions or events since the notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of September 30, 2013, and December 31, 2012, are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2013:
Total capital (to Risk Weighted Assets)	$106,514	12.53%	$67,995	8.00%	$84,994	10.00%
Tier 1 capital (to Risk Weighted Assets)	$96,011	11.44%	$33,577	4.00%	$50,366	6.00%
Tier 1 capital (to Average Assets)	$96,011	7.31%	$52,569	4.00%	$65,711	5.00%
At December 31, 2012:
Total capital (to Risk Weighted Assets)	$101,489	13.51%	$60,094	8.00%	$75,118	10.00%
Tier 1 capital (to Risk Weighted Assets)	$92,206	12.43%	$29,676	4.00%	$44,514	6.00%
Tier 1 capital (to Average Assets)	$92,206	7.40%	$49,854	4.00%	$62,317	5.00%

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

A summary of financial instruments with off-balance-sheet risk at September 30, 2013, and December 31, 2012, is as follows:

	September 30, 2013	December 31, 2012
Commitments to extend credit	$108,988	$100,007

Letters of credit:
Standby letters of credit	$47,554	$26,178
Other letters of credit	2,342	3,030

Total	$49,896	$29,208

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

The Bank considers its standby letters of credit to be payment guarantees. At September 30, 2013, the maximum undiscounted future payments that the Bank could be required to make for all outstanding letters of credit were $49.9 million. All of these arrangements mature within one year. The Bank has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized; however, several are unsecured. The Bank had not recorded any liabilities associated with these guarantees at September 30, 2013.

Mortgage loans serviced for others are not included in the accompanying consolidated statements of condition. The unpaid principal balances of mortgage loans serviced for others were $204.6 million and $197.4 million at September 30, 2013, and December 31, 2012, respectively. On September 30, 2013, and December 31, 2012, the Bank recorded mortgage servicing rights at their estimated fair value of $1.35 million and $1.29 million, respectively.

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

A valuation allowance of $2.4 million has been provided at September 30, 2013, to reduce the deferred tax asset because, in management’s opinion, it is more likely than not that these tax benefits will not be realized. The portion of the deferred tax asset with valuation allowance is attributable to a net operating loss carry forward from the Bank’s California operations. The benefit of the net operating loss has already been realized as a result of the Guam income tax code.

The difference between the effective income tax expense and the income tax expense computed at the Guam statutory rate was due to nontaxable interest income earned on loans to the Government of Guam for each of the years ended December 31, 2012 and 2011.

The Bank files income tax returns in Guam, the CNMI and the State of California. The Bank is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2007.

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

Financial assets measured at fair value on a recurring basis as of September 30, 2013, and December 31, 2012, are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At September 30, 2013
U.S. government agency and sponsored enterprise (GSE) debt securities	$0	$8,472	$0	$8,472
U.S. government agency pool securities	0	55,920	0	55,920
U.S. government agency or GSE	0	108,442	0	108,442
Other assets:
Mortgage Servicing Rights	0	0	1,350	1,350

Total assets	$0	$172,834	$1,350	$174,184

At December 31, 2012
U.S. government agency and sponsored enterprise (GSE) debt securities	$0	$60,145	$0	$60,145
U.S. government agency pool securities	0	73,798	0	73,798
U.S. government agency or GSE	0	139,579	0	139,579
Other assets:
Mortgage Servicing Rights	0	0	1,285	1,285

Total assets	$0	$273,522	$1,285	$274,807

There were no liabilities measured at fair value on a recurring basis as of September 30, 2013, and December 31, 2012.

During the periods ended September 30, 2013, and December 31, 2012, the changes in Level 3 assets measured at fair value on a recurring basis are as follows:

	September 30, 2013	December 31, 2012
Beginning balance	$1,285	$1,028
Realized and unrealized net gains:
Included in net income	65	257
Included in other comprehensive income	0	0
Purchases, sales and issuances
Purchases	0	0
Sales	0	0
Issuances	0	0

Ending balance	$1,350	$1,285

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

There were no transfers into or out of the Bank’s Level 3 financial assets for the periods ended September 30, 2013, and December 31, 2012.

Fair Value on a Nonrecurring Basis

Under certain circumstances, the Bank makes adjustments to fair value for assets and liabilities even though they are not measured at fair value on an ongoing basis. The following table presents the financial instruments carried on the consolidated statements of condition by caption and by level in the fair value hierarchy at September 30, 2013, and December 31, 2012, for which a nonrecurring change in fair value has been recorded:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2013
Financial assets:
Loans, net
Impaired loans	$0	$0	$0	$0

Other assets
Other real estate owned	$0	$4,538	$0	$4,538

December 31, 2012
Financial assets:
Loans, net
Impaired loans	$0	$250	$0	$250

Other assets
Other real estate owned	$0	$4,384	$0	$4,384

In accordance with the provisions of loan impairment guidance of ASC Subtopic 310-10-35, no loans were written down during the quarter ended September 30, 2013. The fair value of loans subject to write downs are estimated using the appraised value of the underlying collateral, discounted as necessary due to management’s estimates of changes in economic conditions, less the estimated costs of selling the assets.

In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of ASC Subtopic 360–10, the Bank did not have any impairment or disposal of Long-Lived Assets during the quarter ended September 30, 2013. There were three properties foreclosed totaling $549 thousand that were booked into Other Real Estate Owned (OREO) during the quarter ended September 30, 2013. Four other OREO properties were sold during the quarter ended September 30, 2013, totaling $242 thousand. OREO losses during the quarter resulting from appraisals/sales deficiencies totaled $43 thousand. After allowing for the Reserve for OREO Losses of $37 thousand at the end of the quarter, the Other Real Estate Owned ending balance at September 30 was $4.5 million. Foreclosed assets subject to write downs is estimated using the appraised value of the underlying collateral, discounted as necessary due to management’s estimates of changes in economic conditions, less the estimated costs to sell the assets.

The Bank also makes adjustments to nonfinancial assets and liabilities even though they are not measured at fair value on an ongoing basis. The Bank did not have nonfinancial assets or liabilities for which a nonrecurring change in fair value has been recorded during the periods ended September 30, 2013, and December 31, 2012.

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

If quoted market prices are not available, the Bank estimates fair values using pricing models and discounted cash flows that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, and credit spreads. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include U.S. GSE obligations, corporate bonds, and other securities. Mortgage-backed securities are included in Level 2 if observable inputs are available. In certain cases where there is limited activity or less transparency around inputs to the valuation, the Bank would classify those securities in Level 3. At September 30, 2013, and December 31, 2012, the Bank did not have any Level 3 securities.

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

Short-Term Borrowings

The carrying amounts of federal funds purchased and Federal Home Loan Bank (FHLB) advances maturing within ninety days approximate their fair values. The Bank had no short-term borrowings as of September 30, 2013.

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

Fair Value of Other Financial Instruments

The estimated fair values of the Bank’s other financial instruments, excluding those assets recorded at fair value on a recurring basis on the Bank’s consolidated statements of condition, are as follows:

		Estimated fair value
($ in thousands)	Carrying amount	Level 1	Level 2	Level 3	Total
September 30, 2013
Financial assets:
Cash and cash equivalents	$248,837	$248,837	$0	$0	$248,837
Interest bearing deposits with banks	400	400	0	0	400
Investment securities held to maturity	91,460	0	92,728	0	92,728
Loans	845,612	0	0	836,439	836,439

Total	$1,186,309	$249,237	$92,728	$836,439	$1,178,404

Financial liabilities:
Deposits	$1,314,323	$0	$1,314,204	$0	$1,314,204

Total	$1,314,323	$0	$1,314,204	$0	$1,314,204

December 31, 2012
Financial assets:
Cash and cash equivalents	$74,189	$74,189	$0	$0	$74,189
Interest bearing deposits with banks	150	150	0	0	150
Investment securities held to maturity	58,125	0	60,221	0	60,221
Loans	748,832	0	0	746,848	746,848

Total	$881,296	$74,339	$60,221	$746,848	$881,408

Financial liabilities:
Deposits	$1,102,540	$0	$1,107,142	$0	$1,107,142
Federal Home Loan Bank advances	10,000	0	10,000	0	10,000

Total	$1,112,540	$0	$1,117,142	$0	$1,117,142

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

Overview

BankGuam Holding Company (the “Company”) is a Guam corporation organized on October 29, 2010, to act as a holding company of Bank of Guam (the “Bank”), a 23-branch bank serving the communities in Guam, the Commonwealth of the Northern Mariana Islands (CNMI), the Federated States of Micronesia (FSM), the Republic of the Marshall Islands (RMI), the Republic of Palau (ROP), and San Francisco, California. On August 15, 2011, the Company acquired all of the outstanding common stock of the Bank in a holding company formation transaction.

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

Summary of Operating Results

The following table provides unaudited comparative information with respect to our results of operations for the three-month and nine-month periods ended September 30, 2013 and 2012, respectively:

(unaudited)	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2013 Amount	2012 Amount	% Change	2013 Amount	2012 Amount	% Change
Interest income	$16,312	$15,619	4.4%	$47,455	$46,926	1.1%
Interest expense	1,122	1,407	(20.3)%	3,653	4,104	(11.0)%

Net interest income	15,190	14,212	6.9%	43,802	42,822	2.3%
Provision for loan losses	900	975	(7.7)%	1,195	2,925	(59.1)%

Net interest income after provision for loan losses	14,290	13,237	8.0%	42,607	39,897	6.8%
Total non-interest income	2,574	2,710	(5.0)%	8,588	8,562	0.3%
Total non-interest expense	13,522	13,266	1.9%	40,858	39,146	4.4%

Net income before income taxes	3,342	2,681	24.7%	10,337	9,313	11.0%
Provision for income taxes	1,007	710	41.8%	3,063	2,553	20.0%

Net income	$2,335	$1,971	18.5%	$7,274	$6,760	7.6%

Net income per common share
Basic	$0.27	$0.22	22.7%	$0.83	$0.77	7.8%
Diluted	$0.27	$0.22	22.7%	$0.83	$0.77	7.8%

As the above table indicates, our net income increased in the three months ended September 30, 2013, as compared to the corresponding period in 2012. In the three months ended September 30, 2013, we recorded net income after taxes of $2.3 million, up $364 thousand (or 18.5%) as compared to the same period in 2012. These results were most significantly impacted by: (i) an increase in interest income of $693 thousand resulting from the expansion of our loan portfolio; (ii) an increase in our provision for income taxes of $297 thousand due to higher pre-tax net income; and, (iii) a reduction in our interest expense by $285 thousand due to a reduction of the interest rate paid on savings deposits.

During the first nine months of 2013 our net income after income taxes increased to $7.3 million from $6.8 million during the corresponding period of 2012. This increase of $514 thousand (or 7.6%) was primarily due to a reversal in our allowance for loan losses by $1.7 million, resulting in a reduction of our provision for loan losses to $1.2 million from $2.9 million in the first nine months of 2012. This reduction was due to an improvement in the performance of our loan portfolio, specifically related to a substantial decrease in loans classified as substandard, a decrease in delinquency rates and a reduction in net charge-offs. The decrease in the provision for loan losses was supplemented by an increase of $980 thousand in net interest income before the provision, but was largely offset by a decrease of $1.7 million in net non-interest income, and partially offset by an increase of $510 thousand in income tax expense. A large part of the decrease in net non-interest income was due to an increase of $733 thousand in the non-interest expense of the salaries that we pay and the benefits that we provide to our employees. An increase of $504 thousand in occupancy expense, due to an accounting adjustment for depreciation that was previously disclosed, and an increase of $566 thousand in other general operating expense associated with higher OREO expenses, offset by lower legal expenses and lower sundry losses, also reduced our potential net income.

The following table shows the decrease in our annualized net interest margin during the nine months ended September 30, 2013, and the modest increase in that measure during the three months ended on that same date. However, the growth in total assets and the conversion of non-interest earning assets to interest earning assets held the annualized return on average assets constant at 0.75% in the nine months ended September 30, 2012 and 2013, and to increase from 0.63% in the three months ended September 30, 2012, to 0.71% in that same three months in 2013. For the same reasons, the annualized return on average equity increased from 9.78% to 10.26% in the nine months ended September 30, 2012 and 2013, respectively, while that same measure increased from 8.33% in the three months ended September 30, 2012, to 9.99% in the three months ended September 30, 2013.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net interest margin	4.87%	4.85%	4.77%	5.11%
Return on average assets	0.71%	0.63%	0.75%	0.75%
Return on average equity	9.99%	8.33%	10.26%	9.78%

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

Results of Operations

Net Interest Income

Net interest income, the primary component of the Bank’s income, refers to the difference between the interest earned on loans, investment securities and other interest-earning assets, and the interest paid on deposits and other borrowed funds. Our interest income and interest expense are affected by a number of factors, some of which are outside of our control, including national and local economic conditions, the monetary policies of the Federal Reserve Board which affect interest rates, competition in the marketplace for loans and deposits, the demand for loans and the ability of borrowers to meet their payment obligations. Net interest income, when expressed as a percentage of average earning assets, is a banking organization’s “net interest margin.”

The following table sets forth our interest income, interest expense and net interest income, and our annualized net interest margin for the three-month and nine-month periods ended September 30, 2013 and 2012, respectively:

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2013 Amount	2012 Amount	% Change	2013 Amount	2012 Amount	% Change
Interest income	$16,312	$15,619	4.4%	$47,455	$46,926	1.1%
Interest expense	1,122	1,407	(20.3)%	3,653	4,104	(11.0)%

Net interest income	$15,190	$14,212	6.9%	$43,802	$42,822	2.3%

Net interest margin	4.87%	4.85%	0.02%	4.77%	5.11%	(0.34)%

Net interest income increased by 6.9% for the three months and increased by 2.3% for the nine months ended September 30, 2013, as compared to the respective corresponding periods in 2012.

For the three months ended September 30, 2013, net interest income rose by $978 thousand as compared to the same period in 2012. Total interest income increased by $693 thousand, principally because of a $1.0 million increase in interest earned on loans, which was partially offset by a $287 thousand decrease in interest from investment securities. The increase in net interest income was augmented by the decrease in total interest expense of $285 thousand, which was due to the decrease in interest rates paid on savings accounts, but also to the elimination of interest payments on other borrowed funds.

For the nine months ended September 30, 2013, net interest income rose by $980 thousand as compared to the same period in 2012, with a $529 thousand increase in total interest income supplemented by a $451 thousand decrease in total interest expense. The increase in total interest income during the nine months ended September 30 , 2013, was principally because of the $908 thousand increase in interest income from loans, partially offset by a decrease of $315 thousand in interest income from investment securities, while the decrease in total interest expense was primarily due to the reduction of $229 thousand in interest paid on savings deposits and the $217 thousand decrease in interest paid on other borrowings when compared to the same period in 2012.

As indicated in the above table, our net interest margin for the three months ended September 30, 2013, was 4.87%, an increase of 0.02% from the 4.85% margin during the third quarter of 2012. For the nine months ended September 30, 2013, the net interest margin decreased by 0.34% to 4.77% as compared to the 5.11% margin in the corresponding nine months in 2012.

Average Balances

Distribution, Rate and Yield

The following table sets forth information regarding our average balance sheet, annualized yields on interest earning assets and interest rates on interest-bearing liabilities, the interest rate spread and the interest rate margin for the nine month period ended September 30, 2013 and 2012:

	Three months ended September 30,
(dollars in thousands)	2013 Average balance	2013 Interest earned/paid	2013 Average yield/rate	2012 Average balance	2012 Interest earned/paid	2012 Average yield/rate
Interest earning assets:
Short term investments [1]	$115,793	$53	0.18%	$125,557	$79	0.25%
Investment securities [2]	277,592	1,179	1.70%	304,654	1,466	1.92%
Loans [3]	853,725	15,080	7.07%	741,998	14,074	7.59%

Total interest earning assets	1,247,110	16,312	5.23%	1,172,209	15,619	5.33%
Non-interest earning assets	67,888			74,615

Total Assets	$1,314,998			$1,246,824
Interest-bearing liabilities:
Interest-bearing checking accounts	$119,789	34	0.11%	$111,210	68	0.24%
Money market and savings accounts	730,514	1,030	0.56%	679,661	1,187	0.70%
Certificates of deposit	54,533	58	0.43%	56,313	52	0.38%
Other borrowings	0	0	0.00%	10,000	100	3.96%

Total interest-bearing liabilities	904,836	1,122	0.50%	857,184	1,407	0.66%
Non-interest-bearing liabilities	316,710			295,021

Total Liabilities	1,221,546			1,152,205
Stockholders’ equity	93,452			94,619

Total Liabilities and Stockholders’ equity	$1,314,998			$1,246,824

Net interest income		$15,190			$14,212

Interest rate spread			4.73%			4.67%

Net interest margin			4.87%			4.85%

	Nine months ended September 30,
(dollars in thousands)	2013 Average balance	2013 Interest earned/paid	2013 Average yield/rate	2012 Average balance	2012 Interest earned/paid	2012 Average yield/rate
Interest earning assets:
Short term investments [1]	$105,384	$186	0.24%	$90,627	$250	0.37%
Investment securities [2]	297,805	3,817	1.71%	285,161	4,132	1.93%
Loans [3]	820,005	43,452	7.07%	741,637	42,544	7.57%

Total interest earning assets	1,223,194	47,455	5.17%	1,117,425	46,926	5.55%
Non-interest earning assets	68,400			81,422

Total Assets	$1,291,594			$1,198,847
Interest-bearing liabilities:
Interest-bearing checking accounts	$119,532	137	0.15%	$101,976	181	0.24%
Money market and savings accounts	710,681	3,265	0.61%	657,248	3,464	0.70%
Certificates of deposit	55,236	171	0.41%	58,477	161	0.37%
Other borrowings	2,222	80	4.79%	10,000	298	3.92%

Total interest-bearing liabilities	887,671	3,653	0.55%	827,701	4,104	0.66%
Non-interest-bearing liabilities	309,348			278,955

Total Liabilities	1,197,019			1,106,656
Stockholders’ equity	94,575			92,191

Total Liabilities and Stockholders’ equity	$1,291,594			$1,198,847

Net interest income		$43,802			$42,822

Interest rate spread			4.62%			4.89%

Net interest margin			4.77%			5.11%

(¹)	Short term investments consist of federal funds sold and interest-bearing deposits that we maintain with other financial institutions.
(2)	Includes all investment securities in the Available-for-Sale and the Held-to-Maturity classifications.
(3)	Loans include the average balance of non-accrual loans.

For the three months ended September 30, 2013, our total average assets increased by $68.2 million, or 5.5%, in comparison to the same three-month period in 2012. This increase was the result of a $74.9 million increase in our average total interest earning assets, offset by a decrease of $6.7 million in our average non-interest earning assets. The increase in average total interest earning assets was driven by a $111.7 million increase in our average loan portfolio, offset by a $27.1 million decrease in average investment securities and a $9.8 million decrease in average short term investments. The growth in our average total assets was funded by increases in both average total interest-bearing liabilities and average non-interest-bearing liabilities. The increase of $47.7 million in average total interest-bearing liabilities was the result of a $50.9 million increase in average money market and savings accounts and an $8.6 million increase in average interest-bearing checking accounts, offset by a decrease of $10.0 million in average other borrowings and a decrease of $1.8 million in average certificate of deposit balances. This increase in average total interest-bearing liabilities was partially the result of $140.1 million in the temporary deposit of $112.8 million in bond funds awaiting investment and $27.3 million in retirement fund investments pending distribution. The $21.7 million increase in average non-interest-bearing liabilities was partially due to an increase of $18.2 million in average non-interest-bearing demand deposits and an increase of $1.0 million in average income tax reserves, with the remainder of the variance in average other non-interest-bearing liabilities, including overdraft liabilities, holdover liabilities and other categories. The overall increase in average total liabilities of $69.3 million was partially offset by a decrease of $1.2 million in average stockholders’ equity, principally due to a decrease in average other comprehensive income, resulting in an increase of $68.2 million in average total liabilities and stockholders’ equity.

Our net interest spread and net interest margin during the three months ended September 30, 2013, increased by 0.06% and 0.02%, respectively, from the year-earlier period. The increase in our net interest spread was due to a decrease of 0.10% in our yield on average interest earning assets, accompanied by a decrease of 0.16% in our average cost of average interest-bearing liabilities. The increase in our net interest margin was due to an increase of $978 thousand in our net interest income, attenuated by a $74.9 million increase in average total interest earning assets.

For the nine months ended September 30, 2013, our total average interest earning assets increased by $105.8 million as compared to the same period in 2012, comprised of the $78.4 million increase in our average loan portfolio, the $14.8 million increase in average short term investments, and the $12.6 million increase in average investment securities portfolio. The overall growth in average interest earning assets was the result of growth in our deposit base, part of which is sustained, but part of which was the result of large depository balances of bond proceeds held in trust awaiting investment and part due to the liquidation of public retirement fund investments held in depository accounts awaiting disbursement. In the same nine month period ended September 30, 2013, average total interest-bearing liabilities increased by $60.0 million, largely attributed to the $53.4 million increase in average money market and savings deposits, coupled with the $17.6 million increase in average interest-bearing checking account balances. These were, however, partially offset by the $3.2 million decrease in average certificates of deposit and the $7.8 million decrease in average other borrowings as compared to the same period in 2012. Average non-interest-bearing liabilities, primarily in checking accounts, increased by $30.4 million during the first nine months of 2013 as compared to the same period in 2012.

Our net interest spread and net interest margin in the nine months ended September 30, 2013, decreased by 0.27% and 0.34%, respectively, as compared to the same period in 2012. These decreases are primarily attributed to the 0.38% drop in our yield on total interest earning assets, led by the 0.50% decline in our loan yields, and only partially offset by the overall 0.11% decline in our cost of funds.

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

If management determines that it is necessary to increase the allowance for loan losses, a provision for loan losses is taken from current income and assigned to the allowance. For the nine-month period ended September 30, 2013, the Bank’s provision for loan losses was $1.2 million, a decrease of $1.7 million, or 59%, from the corresponding period of 2012. Management believes that the provision for loan losses was sufficient to provide for the risk of loss inherent with the increase in the average loan portfolio by $111.7 million, from $742.0 million for the nine months ended September 30, 2012, to $853.7 million for the nine months ended September 30, 2013, based upon the improvement in the quality of our loan portfolio specifically related to a substantial decrease in loans classified as substandard, an improvement in delinquency rates and a reduction in net charge-offs. By comparison, we recorded net loan charge-offs of $1.4 million for the nine month period ended September 30, 2013, and the allowance for loan losses at September 30, 2013, stood at $12.0 million, which was 1.40% of total gross loans outstanding as of the balance sheet date. See “Analysis of Allowance for Loan Losses” in the Financial Condition Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Non-Interest Income

The table below represents the major components of non-interest income and the changes therein for the three- and nine-month periods ended September 30, 2013, as compared to the same periods in 2012.

	Three months ended September 30,				Nine months ended September 30,
(dollars in thousands)	2013 amount	2012 amount	Amount change	Percent change	2013 amount	2012 amount	Amount change	Percent change
Service charges and fees	$1,109	$985	$124	12.59%	$3,354	$3,033	$321	10.58%
Investment securities gains, net	56	243	(187)	(76.95)%	506	423	83	19.62%
Gain on sale of assets	0	0	0	0.00%	0	0	0	0.00%
Income from merchant services	457	413	44	10.65%	1,424	1,506	(82)	(5.44)%
Income from cardholders	147	191	(44)	(23.04)%	832	977	(145)	(14.84)%
Wire transfer fees	167	167	0	0.00%	503	499	4	0.80%
Trustee fees	165	196	(31)	(15.82)%	429	533	(104)	(19.51)%
Other income	473	515	(42)	(8.16)%	1,540	1,591	(51)	(3.21)%

Total non-interest income	$2,574	$2,710	$(136)	(5.02)%	$8,588	$8,562	$26	0.30%

For the three months ended September 30, 2013, non-interest income totaled $2.6 million, which represented a decrease of $136 thousand as compared to the same period in 2012. The decrease is attributed to the $187 thousand decrease in our net investment securities gains, primarily due to fewer opportunities to extract gains in the conversion of investment securities into loans, and reductions in trustee fees and other income. These decreases were partially offset by a $124 thousand increase in service charges and fees.

For the nine months ended September 30, 2013, there was a $26 thousand increase in total non-interest income from the same period in 2012 that was primarily due to a $321 thousand increase in service charges and fees, and the $83 thousand increase in our net investment securities gains. The increase in our net investment securities gains was the result of gains on the sale of securities to replenish the Bank’s overnight liquidity and to take advantage of opportunities to restructure certain investment securities in order to reduce the weighted average life and duration so as to mitigate potential extension risk as interest rates rise. The increase in service charges and fees was caused by a rise in service fees on loans sold to FHLMC and commissions on the sale of insurance. These increases were partially offset by a $145 thousand decrease in income from cardholders and a $104 thousand decrease in trustee fees.

Non-interest Expense

The table below represents the major components of non-interest expense and the changes for the three- and nine-month periods ended September 30, 2013 and 2012.

	Three months ended September 30,				Nine months ended September 30,
(dollars in thousands)	2013 amount	2012 amount	Amount change	Percent change	2013 amount	2012 amount	Amount change	Percent change
Salaries and employee benefits	$6,672	$6,233	$439	7.04%	$19,069	$18,336	$733	4.00%
Occupancy	1,785	1,567	218	13.91%	5,158	4,654	504	10.83%
Furniture and equipment	1,489	1,751	(262)	(14.96)%	4,510	4,552	(42)	(0.92)%
Insurance	420	442	(22)	(4.98)%	1,258	1,313	(55)	(4.19)%
Telecommunications	362	403	(41)	(10.17)%	1,099	1,153	(54)	(4.68)%
FDIC insurance expense	283	266	17	6.39%	834	751	83	11.05%
Contract services	288	216	72	33.33%	998	1,063	(65)	(6.11)%
Stationery & supplies	202	202	0	0.00%	584	682	(98)	(14.37)%
Professional services	379	492	(113)	(22.97)%	1,047	1,084	(37)	(3.41)%
Education	139	151	(12)	(7.95)%	554	377	177	46.95%
Other general operating expense	1,503	1,543	(40)	(2.59)%	5,747	5,181	566	10.92%

Total non-interest expense	$13,522	$13,266	$256	1.93%	$40,858	$39,146	$1,712	4.37%

For the three months ended September 30, 2013, non-interest expense totaled $13.5 million, which represented a $256 thousand increase as compared to the same period in 2012. The $256 thousand increase is largely attributed to the $439 thousand increase in salaries and employee benefits expense, and the $218 thousand increase in occupancy expense. The $439 thousand increase in salaries and employee benefits expense was the result of an annual merit increase in salaries for employees implemented during the second quarter of 2013, which is expected to be recurring. The increase in occupancy expense was primarily due to an increase in depreciation on our headquarters building and higher utilities expenses. These increases were partially offset by lower furniture and equipment expenses associated with a reduction in computer maintenance costs, and by a reduction in special professional services expenses due primarily to lower internal and external audit fees.

During the nine months ended September 30, 2013, total non-interest expense increased by $1.7 million from the year-earlier period. Forty-three percent of this increase was due to the $733 thousand increase in salaries and employee benefits expenses, which resulted from annual merit pay increases and a modest increase in staffing. The second largest increase, $566 thousand in other general operating expenses, constituted 33.1% of the overall increase in total non-interest expenses, and was the result of higher costs associated with other real estate owned. This increase was followed by $504 thousand in additional occupancy expenses, at 29.4%, caused by higher utilities costs and depreciation on the Bank’s headquarters building. Education expenses increased by $177 thousand, or 10.3% of the total increase in non-interest expenses during the first nine months of 2013 as compared to the year-earlier period, as the result of enhancements to on-line training resources and tuition reimbursements. The remaining increase and the partially offsetting decreases in other expense categories are not considered to be material in understanding our financial statements.

Income Tax Expense

For the three months ended September 30, 2013, the Bank recorded income tax expenses of $1.0 million. This compares to the $710 thousand in income tax expenses recorded for the corresponding period in 2012, and is the result of the increase of $661 thousand in net income before taxes as compared to the same period in 2012. For the nine months ended September 30, 2013, income tax expenses of $3.1 million were $510 thousand higher than the $2.6 million paid in the first three quarters of 2012 because of a corresponding increase in taxable income.

Financial Condition

Assets

As of September 30, 2013, total assets were $1.42 billion, an increase of $203.9 million, or 16.8%, from $1.21 billion at December 31, 2012. This increase is largely attributed to the $218.8 million increase in our interest earning assets portfolio, led by the increase of $189.5 million in interest-earning deposits with other financial institutions, and was largely offset by a decrease of $14.6 million in cash and payments due from other banks. Much of this increase in deposits is related to the proceeds of a bond issues held in trust as deposits with the Bank and awaiting investment instructions, along with funds liquidated from a public retirement fund and deposited in the Bank while awaiting disbursement; the remaining portion of the increase is related to liquidity needs in the normal course of business. Our net loan portfolio increased by $96.8 million, primarily due to several commercial loans being funded in Guam and in San Francisco. We also had an increase of $33.3 million in investment securities held to maturity, partially as the result of the transfer of several securities from the available for sale classification in order to limit the impact of unrealized losses on other comprehensive income, an element of total equity. These increases were partially offset by a reduction of $100.7 million in investment securities available for sale, part of which was used to fund the increase in loans and part which was in the aforementioned transfer to securities held to maturity.

Interest-Earning Assets

The following table sets forth the composition of our interest-earning assets at September 30, 2013, as compared to December 31, 2012:

(dollars in thousands)	September 30, 2013	December 31, 2012	Variance
Interest-earning deposits with financial institutions	$222,277	$32,764	$189,513
Federal Funds sold	5,000	5,000	0
Federal Home Loan Bank stock, at cost	2,101	2,159	(58)
Investment securities available for sale	172,834	273,522	(100,688)
Investment securities held to maturity	91,460	58,125	33,335
Loans (net of allowances of $11,995 and $12,228 and deferred fees of $2,239 and $1,885)	845,612	748,832	96,780

Total interest-earning assets	$1,339,284	$1,120,402	$218,882

Loans

Commercial & industrial loans are loans to businesses to finance capital purchases and improvements, or to provide cash flow for operations. Commercial mortgage loans include loans secured by real property for purposes such as the purchase or improvement of that property, wherein repayment is derived from the income generated by the real property or from business operations. Residential mortgage loans are loans to finance the purchase, improvement, or refinancing of real property secured by 1-4 unit family residential housing. Consumer loans are loans to individuals for financing personal needs, and are either closed- or open-ended loans. Automobile loans and credit cards fall under the consumer loans category. The bulk of the other consumer loans are typically unsecured extensions of credit.

A summary of the balances of loans at September 30, 2013, and December 31, 2012, follows:

	September 30, 2013		December 31, 2012
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial
Commercial & industrial	$180,554	21.00%	$138,951	18.2%
Commercial mortgage	376,606	43.80%	314,462	41.2%
Commercial construction	758	0.09%	3,908	0.5%

Total commercial	557,918	64.89%	457,321	59.9%
Consumer
Residential mortgage	157,187	18.28%	164,774	21.6%
Home equity	1,113	0.13%	1,211	0.2%
Automobile	7,556	0.88%	8,227	1.1%
Other consumer loans [1]	136,072	15.82%	131,412	17.2%

Total consumer	301,928	35.11%	305,624	40.1%

Gross loans	859,846	100.00%	762,945	100.0%

Deferred fee (income) costs, net	(2,239)		(1,885)
Allowance for loan losses	(11,995)		(12,228)

Loans, net	$845,612		$748,832

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

At September 30, 2013, total gross loans increased by $96.9 million, or 12.7%, to $859.8 million from $762.9 million at December 31, 2012. The increase in loans was largely attributed to a $100.6 million increase in commercial loans to $557.9 million at September 30, 2013, from $457.3 million at December 31, 2012. This was due to several large loans originated in California and in Guam. By category, the increase in commercial loans was due to a $62.1 million growth in the commercial mortgage portfolio, supplemented by a $41.6 million increase in commercial & industrial loans, which were partially offset by a $3.2 million decrease in commercial construction loans. The increase in commercial loans was partially offset by a $3.7 million decrease in consumer loans to $301.9 million at September 30, 2013, down from $305.6 million at December 31, 2012. The decrease in consumer loans was principally due to a $7.6 million reduction in residential mortgage loans as the result of principal paydowns, payoffs, and refinancing with the Federal Home Loan Mortgage Corporation in reaction to favorable interest rates, along with a $671 thousand reduction in automobile loans outstanding. These decreases were partially offset by an increase in other consumer loans, which include revolving credit, installment loans and overdrafts, by $4.7 million.

At September 30, 2013, loans outstanding were comprised of approximately 67.41% variable rate loans and 32.59% fixed rate loans.

Since it first opened in 1972, the Bank has expanded its operations and its branch network, first in Guam, then in the other islands of our region and in San Francisco, California. In the interests of enhancing performance and stability through market and industry diversification, the Bank has increased its focus on growth in the San Francisco area in recent years, adding personnel with experience and expertise in the Bay Area. The following table provides figures for loans in the Bank’s administrative regions for the years ending December 31, 2010, 2011 and 2012, and the nine months ended September 30, 2013:

	At December 31,			At September 30, 2013
	2010	2011	2012
Guam	$459,641	$530,959	$498,728	$536,135
Commonwealth of the Northern Mariana Islands	$47,571	$71,190	$65,703	$61,036
The Freely Associated States of Micronesia *	$35,536	$38,742	$40,618	$40,764
California	$68,391	$87,307	$143,783	$207,677
Total	$611,139	$728,198	$748,832	$845,612

*	The Freely Associated States are comprised of the Federated States of Micronesia (Chuuk, Kosrae, Pohnpei and Yap), the Republic of Palau and the Republic of the Marshall Islands.

As the table indicates, the Bank’s total loans increased by 12.9% during the first nine months of 2013, and by a cumulative 22.5% in 2011 and 2012. By way of comparison, loans in the California region increased by 44.4% during the first nine months of 2013, and by a cumulative 110.2% in 2011 and 2012. While the Bank’s overall loan portfolio continues to grow, more than half of that growth has been in the California region for the nine months ended September 30, 2013, and for the two years ended December 31, 2012, providing support for the expansion of the Bank.

Interest Earning Deposits and Investment Securities

In the current lending environment and in order to maintain sufficient liquidity in the ordinary course of business, the Bank maintained $221.9 million in interest earning deposits with financial institutions at September 30, 2013, an increase of $189.1 million or 576.52% from the $32.8 million in such deposits at December 31, 2012. This increase was primarily in our Federal Reserve account, and was principally comprised of deposits of $112.8 million from the proceeds of a municipal bond held in trust, awaiting investment instructions, and $27.3 million in deposits from a public retirement fund, awaiting disbursement, both of which are viewed as being temporary deposit balances. From December 31, 2012, to September 30, 2013, the Bank’s investment portfolio decreased by $67.4 million, or 20.3%, from $331.6 million to $264.3 million. The investment portfolio reduction was comprised of a $100.7 million decrease in available for sale securities, which declined by 36.8%, from $273.5 million to $172.8 million, partially offset by a $33.3 million increase in held to maturity securities, which increased by 57.4%, from $58.1 million to $91.5 million. Due to the increase in interest rates in the 2nd quarter of 2013, the Bank transferred ten securities from the available for sale classification to the held to maturity classification in August 2013 in order to freeze the unrealized loss on the securities. These reclassified securities had a collective face value of $48.7 million.

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

The following table contains information regarding our non-performing assets as well as restructured loans as of September 30, 2013, and December 31, 2012.

(dollars in thousands)	September 30, 2013	December 31, 2012
Non-accrual loans:
Commercial & industrial	$319	$685
Commercial mortgage	6,379	7,977
Commercial construction	0	0
Residential mortgage	6,229	7,166
Home equity	64	76
Automobile	0	0
Other consumer	226	234

Total nonaccrual loans:	$13,217	$16,138
Loans past due 90 days and still accruing:
Commercial & industrial	$146	$0
Commercial mortgage	0	0
Commercial construction	0	0
Residential mortgage	13	1,462
Home equity	0	0
Automobile	0	0
Other consumer	782	1,016

Total loans past due 90 days and still accruing	$941	$2,478

Total non-performing loans	14,158	18,616
Other real estate owned (OREO):
Commercial real estate	$2,923	$3,881
Residential real estate	1,652	646

Total other real estate owned	$4,575	$4,527
Other non-performing assets:
Other assets owned	$0	$0
Asset backed security	0	0

Total other nonperforming assets	0	0

Total nonperforming assets	$18,733	$23,143

Restructured loans:
Accruing loans	$3,625	$705
Non-accruing loans (included in nonaccrual loans above)	5,676	5,970

Total restructured loans	$9,301	$6,675

The above table indicates that non-performing loans decreased by $4.5 million during the nine months ended September 30, 2013, which resulted primarily from the decrease in nonaccrual loans by $2.9 million to $13.2 million, down from $16.1 million at December 31, 2012. This decrease is largely attributed to the $1.6 million decrease in nonaccruing commercial mortgages and the reduction of $937 thousand in nonaccruing residential mortgages. In addition, loans 90 days past due and still accruing decreased by $1.5 million to $941 thousand at September 30, 2013, down from $2.5 million at December 31, 2012.

At September 30, 2013, the Bank’s largest non-performing loans consist of two commercial loan relationships in the amount of $5.1 million, located in Guam. The two loan relationships are secured by real estate. The Guam loans were placed on non-accrual due to deficiencies in their cash flow to service the monthly loan payments and meet operating expenses. At this time, management believes that the allowance for loan losses is adequate to cover these loans; however, should property values deteriorate further, additional write-down or additional provisions may be necessary.

Analysis of Allowance for Loan Losses

The allowance for loans losses was $12.0 million, 1.40% of outstanding gross loans, as of September 30, 2013, as compared to $12.2 million or 1.60% of outstanding gross loans at December 31, 2012. This reduction in the amount and the ratio of the allowance was justified by an improvement of the quality of our loan portfolio.

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

The following table summarizes the changes in our allowance for loan losses.

		Consumer
(dollars in thousands)	Commercial	Residential Mortgages	Other	Total
Nine months Ended September 30, 2013
Allowance for loan losses:
Balance at beginning of period	$6,251	$1,453	$4,524	$12,228
Charge offs	(95)	(164)	(2,543)	(2,802)
Recoveries	61	138	1,175	1,374
Provision	(849)	(302)	2,346	1,195

Balance at end of period	$5,368	$1,125	$5,502	$11,995

Three Months Ended September 30, 2013
Allowance for loan losses:
Balance at beginning of quarter	$5,449	$1,066	$5,160	$11,675
Charge offs	(25)	(134)	(914)	(1,073)
Recoveries	8	135	350	493
Provision	(64)	58	906	900

Balance at end of quarter	$5,368	$1,125	$5,502	$11,995

Allowance balance at September 30, 2013, related to:
Loans individually evaluated for impairment	$0	$0	$0	$0

Loans collectively evaluated for impairment	$5,368	$1,125	$5,502	$11,995

Loan balances at September 30, 2013:
Loans individually evaluated for impairment	10,323	6,293	226	16,842
Loans collectively evaluated for impairment	547,595	152,007	143,402	843,004

Total	$557,918	$158,300	$143,628	$859,846

At December 31, 2012
Allowance for loan losses:
Loans individually evaluated for impairment	$0	$0	$0	$0

Loans collectively evaluated for impairment	$6,251	$1,453	$4,524	$12,228

Loan balances at December 31, 2012:
Loans individually evaluated for impairment	$9,367	$7,242	$234	$16,843
Loans collectively evaluated for impairment	447,954	158,743	139,405	746,102

Total	$457,321	$165,985	$139,639	$762,945

Total Cash and Cash Equivalents

Total cash and cash equivalents were $248.8 million and $74.2 million at September 30, 2013, and December 31, 2012, respectively, an increase of $174.6 million, or 235.4%. This balance, which is comprised of cash and due from bank balances, federal funds sold and unrestricted interest-bearing deposits that we maintain at other financial institutions (including the Federal Reserve Bank of San Francisco) will vary depending on daily cash settlement activities, the amount of highly liquid assets needed based on known events such as anticipated or scheduled withdrawals from customer depository accounts, the repayment of borrowings and funding of loans, and actual cash on hand in the Bank’s branches. The increase in the balance during the period was primarily due to an increase of $211.8 million in total deposits, which was partially offset by the payoff of $10.0 million in Federal Home Loan Bank borrowings and the payoff of promissory notes of $145 thousand. The increase in deposits and the payoff of borrowings were supplemented by a decrease of $67.4 million in investment securities. The increase in total deposits was primarily due to the deposit of bond funds held in trust and awaiting investment instructions, along with funds liquidated from a public retirement fund’s investments and awaiting disbursement.

The following table sets forth the composition of our cash and cash equivalent balances at September 30, 2013, and December 31, 2012:

(dollars in thousands)	September 30, 2013	December 31, 2012	Variance to December 31
Cash and due from banks	$21,960	$36,575	$(14,615)
Federal funds sold	5,000	5,000	0
Interest-bearing deposits with financial institutions	221,877	32,614	189,263

Total cash and cash equivalents	$248,837	$74,189	$174,648

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

At September 30, 2013, the carrying value of the investment securities portfolio totaled $264.3 million, which represents a $67.4 million decrease from the portfolio balance of $331.6 million at December 31, 2012. The table below sets forth the composition of our investment securities portfolio at September 30, 2013, and December 31, 2012:

The amortized cost and fair value of investment securities, with gross unrealized gains and losses, follows:

	September 30, 2013
	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Securities Available for Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$8,420	$0	$52	$8,472
U.S. government agency pool securities	56,270	(480)	130	55,920
U.S. government agency or GSE mortgage-backed securities	109,128	(1,126)	440	108,442

	$173,818	$(1,606)	$622	$172,834

Securities Held to Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$32,687	$0	$437	$33,124
U.S. government agency pool securities	1,800	(9)	37	1,828
U.S. government agency or GSE mortgage-backed securities	56,973	(350)	1,153	57,776

	$91,460	$(359)	$1,627	$92,728

	December 31, 2012
	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Securities Available for Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$59,923	$(138)	$360	$60,145
U.S. government agency pool securities	73,663	(140)	275	73,798
U.S. government agency or GSE mortgage-backed securities	137,282	(152)	2,449	139,579

	$270,868	$(430)	$3,084	$273,522

Securities Held to Maturity
U.S. government agency pool securities	$1,966	$(3)	$45	$2,008
U.S. government agency or GSE mortgage-backed securities	56,159	0	2,054	58,213

	$58,125	$(3)	$2,099	$60,221

At September 30, 2013, and December 31, 2012, investment securities with a carrying value of $199.6 million and $142.3 million, respectively, were pledged to secure various government deposits and other public requirements.

The amortized cost and fair value of investment securities by contractual maturity at September 30, 2013, and December 31, 2012, follows:

	September 30, 2013
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due after one but within five years	$0	$0	$0	$0
Due after five years	8,420	8,472	32,687	33,124
U.S. Government agency pool securities	56,270	55,920	1,800	1,828
Mortgage-backed securities	109,128	108,442	56,973	57,776

Total	$173,818	$172,834	$91,460	$92,728

	December 31, 2012
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due after one but within five years	$4,997	$5,035	$0	$0
Due after five years	54,926	55,110	0	0
U.S. Government agency pool securities	73,663	73,798	1,966	2,008
Mortgage-backed securities	137,282	139,579	56,159	58,213

Total	$270,868	$273,522	$58,125	$60,221

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at September 30, 2013, and December 31, 2012.

	September 30, 2013
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
Securities Available for Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$0	$0	$0	$0	$0	$0
U.S. government agency pool securities	(480)	48,128	0	0	(480)	48,128
U.S. government agency or GSE mortgage-backed securities	(1,126)	70,369	0	0	(1,126)	70,369

Total	$(1,606)	$118,497	$0	$0	$(1,606)	$118,497

Securities Held to Maturity
U.S. government agency pool securities	$(4)	$143	$(5)	$288	$(9)	$431
U.S. government agency or GSE mortgage-backed securities	(350)	19,544	0	0	(350)	19,544

Total	$(354)	$19,687	$(5)	$288	$(359)	$19,975

	December 31, 2012
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
Securities Available for Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$(138)	$29,836	$0	$0	$(138)	$29,836
U.S. government agency pool securities	(139)	29,921	(1)	76	(140)	29,997
U.S. government agency or GSE mortgage-backed securities	(136)	25,420	(16)	3,216	(152)	28,636

	$(413)	$85,177	$(17)	$3,292	$(430)	$88,469

Securities Held to Maturity
U.S. government agency pool securities	$0	$29	$(3)	$302	$(3)	$331
U.S. government agency or GSE mortgage-backed securities	0	0	0	0	0	0

	$0	$29	$(3)	$302	$(3)	$331

The Company does not believe that any of the investment securities that were in an unrealized loss position as of September 30, 2013, which comprised a total of 38 securities, were other-than-temporarily impaired. Specifically, the 38 securities are comprised of the following: 15 Small Business Administration (SBA) Pool securities, 3 mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation (FHLMC), 15 mortgage-backed securities issued by the Government National Mortgage Association (GNMA), and 5 mortgage-backed securities issued by the Federal National Mortgage Association (FNMA). It is anticipated that these securities will be repaid at their full par value upon maturity.

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

Deposits

At September 30, 2013, total deposits increased by $211.8 million to $1.31 billion as compared to $1.10 billion in total deposits at December 31, 2012. Interest-bearing deposits increased by $182.7 million to $1.01 billion at September 30, 2013, up from $823.2 million at December 31, 2012, while non-interest bearing deposits increased by $29.0 million to $308.4 million at September 30, 2013, up from $279.3 million at December 31, 2012. The 19.2% increase in total deposits was primarily due to the temporary deposit of $112.8 million in bond proceeds held in trust and awaiting investment instructions and the temporary deposit of $27.3 million in public retirement funds from liquidated investments awaiting disbursement, along with a gradual recovery of the economies of Guam and the Northern Mariana Islands, the latter of which was reflected primarily in Commonwealth government deposits. There was also an increase of $15.4 million in government and private deposits in the Freely Associated States (FAS) of the Federated States of Micronesia, the Republic of the Marshall Islands and the Republic of Palau, and growth in our San Francisco market by $8.5 million. The deposit increases in the FAS were concentrated in the RMI and the FSM, and were primarily associated with the increase of business and government deposits, supplemented by smaller increases in consumer deposits, and partially offset by a reduction in business deposits in the ROP.

The following table sets forth the composition of our interest-bearing deposit portfolio with the average balances and average interest rates for the nine months ending September 30, 2013, and September 30, 2012, respectively:

	Nine months ending
	September 30, 2013		September 30, 2012
(dollars in thousands)	Average balance	Average rate	Average balance	Average rate
Interest-bearing deposits:
Interest-bearing checking accounts	$119,532	0.15%	$101,976	0.24%
Money market and savings accounts	710,681	0.61%	657,248	0.70%
Certificates of deposit	55,236	0.41%	58,477	0.37%

Total interest-bearing deposits	$885,449	0.54%	817,701	0.47%

As mentioned earlier, the Bank has expanded its operations and its branch network since it first opened in 1972, first in Guam, then in the other islands of our region and in San Francisco, California. As time has passed and the Bank has gathered market share in each of the islands. In recent years, in order to diversify its geographic market, the Bank has increased its focus on growth in the San Francisco area. The following table provides figures for deposits in the Bank’s administrative regions for the years ending December 31, 2010, 2011 and 2012, and at September 30, 2013:

	At December 31,			At September 30, 2013
	2010	2011	2012
Guam	$520,060	$629,206	$640,893	$780,863
Commonwealth of the Northern Mariana Islands	$153,882	$161,918	$180,220	$228,111
The Freely Associated States of Micronesia *	$182,281	$193,485	$212,722	$228,097
California	$33,052	$53,730	$68,705	$77,252
Total	$889,275	$1,038,339	$1,102,540	$1,314,323

*	The Freely Associated States are comprised of the Federated States of Micronesia (Chuuk, Kosrae, Pohnpei and Yap), the Republic of Palau and the Republic of the Marshall Islands.

During the first nine months of 2013, deposits increased by a total of $211.8 million, of which $140.0 million, or 66.1%, was in the Bank’s Guam branches. Deposits increased in our CNMI branches by $47.9 million and increased in our Freely Associated States branches by $15.4 million. Overall, the Bank’s deposit base increased by 19.2% during the first nine months of 2013, and by 24.0% from December 31, 2010 to December 31, 2012. In comparison, deposits grew in the California region by 12.4% in the nine months ended September 30, 2013, and by a cumulative 107.9% during 2011 and 2012. The California region accounted for 4.0% of total Bank deposit growth during the first nine months of this year, and 16.7% of total deposit growth from December 31, 2010 to December 31, 2012. Again, the continuing growth of the California region’s deposit base has substantially supplemented the growth of the other administrative regions and of the whole Bank.

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

At September 30, 2013, the Bank had no short-term borrowings, a decrease of 100% from $10.145 million at December 31, 2012. This was due to the payoff of a $10.0 million borrowing from the Federal Home Loan Bank-Seattle and a short-term borrowings payoff of $145 thousand.

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

At September 30, 2013, our liquid assets, which include cash and due from banks, federal funds sold, unrestricted interest-earning deposits with financial institutions, and investment securities available for sale, totaled $421.7 million, up $74.0 million from $347.7 million at December 31, 2012. This increase is comprised of the rise of $174.6 million in total cash and cash equivalents, offset by the $100.7 million decrease in investment securities available for sale. The increase in cash and cash equivalents was the result of an increase of $189.3 million in interest bearing deposits in banks, offset by the $14.6 million decrease in cash and funds due from other banks. The level of liquidity at September 30, 2013, was deemed to be adequate to meet the Bank’s needs even under the most severe conditions, as analyzed quarterly by stress testing as a part of the Asset and Liability Committee’s duties.

Contractual Obligations

The Bank utilizes facilities, equipment and land under various operating leases with terms, including renewal options, ranging from 1 to 99 years. Some of these leases include scheduled rent increases. The total amount of the rent is being debited to expense on the straight-line method over the lease terms in accordance with ASC Topic 840 “Leases”. The Bank has recorded a deferred obligation of $745 thousand and $698 thousand as of September 30, 2013, and December 31, 2012, respectively, which has been included within other liabilities to reflect the excess of rent expense over cash paid on the leases.

At September 30, 2013, future lease commitments under the above non-cancelable operating leases were as follows:

Periods ending December 31,	(dollars in thousands)
2013	$1,985
2014	1,379
2015	1,072
2016	886
Thereafter	19,709

Total	$25,289

The Bank leases certain facilities from two separate entities in which two of its directors have separate ownership interests. Lease payments made to these entities during the nine months ended September 30, 2013, and the twelve months ended December 31, 2012, approximated $278 thousand and $358 thousand, respectively.

Additionally, the Bank leases office space to third parties, with original lease terms ranging from 3 to 5 years with option periods ranging up to 15 years. At September 30, 2013, minimum future rents to be received under non-cancelable operating sublease agreements were $267, $54, $40, and $27 thousand for the periods ending December 2013, 2014, 2015, and 2016, respectively.

A summary of rental activities for the nine-month periods ended September 30, 2013 and 2012, is as follows:

(dollars in thousands)	September 30, 2013	September 30, 2012
Rental expense	$1,748	$1,708
Less: sublease rentals	200	190

Net rental expense	$1,548	$1,518

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

A summary of financial instruments with off-balance-sheet risk at September 30, 2013, and December 31, 2012, is as follows:

(dollars in thousands)	September 30, 2013	December 31, 2012
Commitments to extend credit	$108,988	$100,007

Letters of credit:
Standby letters of credit	$47,554	$26,178
Other letters of credit	2,342	3,030

Total letters of credit	$49,896	$29,208

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

The Bank considers its standby letters of credit to be guarantees. At September 30, 2013, the maximum undiscounted future payments that the Bank could be required to make was $49.9 million. All of these arrangements mature within one year. The Bank generally has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized; however, several that are extended to the Bank’s most creditworthy customers are unsecured. The Bank had not recorded any liabilities associated with these guarantees at September 30, 2013.

Mortgage loans serviced for others are not included in the accompanying consolidated statements of condition. The unpaid principal balances of mortgage loans serviced for others were $204.6 million and $197.4 million at September 30, 2013, and December 31, 2012, respectively. On September 30, 2013, and December 31, 2012, the Bank recorded mortgage servicing rights at their fair value of $1.35 million and $1.29 million, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of September 30, 2013, and December 31, 2012, the Bank met all capital adequacy requirements to which it is subject.

As of September 30, 2013, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the FDIC notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of September 30, 2013, and December 31, 2012, are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2013:
Total capital (to Risk Weighted Assets)	$106,514	12.53%	$67,995	8.00%	$84,994	10.00%
Tier 1 capital (to Risk Weighted Assets)	$96,011	11.44%	$33,577	4.00%	$50,366	6.00%
Tier 1 capital (to Average Assets)	$96,011	7.31%	$52,569	4.00%	$65,711	5.00%
At December 31, 2012:
Total capital (to Risk Weighted Assets)	$101,489	13.51%	$60,094	8.00%	$75,118	10.00%
Tier 1 capital (to Risk Weighted Assets)	$92,206	12.43%	$29,676	4.00%	$44,514	6.00%
Tier 1 capital (to Average Assets)	$92,206	7.40%	$49,854	4.00%	$62,317	5.00%

At September 30, 2013, our total stockholders’ equity was $93.0 million, a decrease of $1.4 million from the $94.4 million at December 31, 2012. In accordance with FASB 115, issued in 1993 by the Financial Accounting Standards Board, our portfolio of available for sale securities must be revalued at the end of each quarter to most accurately present our financial condition to stockholders and other interested parties. Any adjustment to the valuation is reflected as a component of equity, other comprehensive income. Due to changes in market interest rates, the revaluation of our portfolio caused a reduction of $5.5 million in the fair value of our available for sale securities, but this was partially offset by an increase of $4.0 million in our retained earnings after the payment of dividends in the amount of $3.3 million.

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

The rapid advances in computing and telecommunications technology over the past several decades have brought with them increasingly sophisticated methods of delivering financial services through electronic channels. Along with these advances, though, have come risks regarding the integrity and privacy of data, and these risks apply to banking, perhaps more than any other industry, falling into the general classification of cybersecurity. The Bank has made substantial investments in multiple systems to ensure both the integrity of its data and the protection of the privacy of its customers’ personal financial and identity information. While it is not possible for anyone to give an absolute guarantee that data will not be compromised, the Bank is confident that its systems provide a reasonable assurance that the financial and personal data that it holds are secure.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of September 30, 2013, and that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s Rules and forms and is accumulated and communicated to management, including our Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Exhibit

31.01	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley At of 2002

31.02	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Statements of Condition as of September 30, 2013 and December 31, 2012, (ii) Unaudited Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, (iv) Unaudited Condensed Consolidated Statements of Stockholders’ Equity as of September 30, 2013 and 2012, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 and (vi) Notes to Unaudited Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, BankGuam Holding Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANKGUAM HOLDING COMPANY

Date: November 8, 2013	By:	/s/ LOURDES A. LEON GUERRERO
Lourdes A. Leon Guerrero,
President and Chief Executive Officer

Date: November 8, 2013	By:	/s/ FRANCISCO M. ATALIG
Francisco M. Atalig,
Senior Vice President and Chief Financial Officer