Form 10-K
period 2013-12-31
BankGuam Holding Co
filed 2014-03-17
CIK 1527383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to              .

Commission file number: 000-54483

BankGuam Holding Company

(Exact name of registrant as specified in its charter)

Guam	66-0770448
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

111 W Chalan Santo Papa

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $41,169,160 based on the number of shares held by non-affiliates of the registrant as of March 17, 2014, and based on the closing sale price of common stock on June 30, 2013, which is the last business day of the registrant’s most recently completed second fiscal quarter. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Number of shares of common stock outstanding as of March 17, 2014: 8,802,115.

Documents Incorporated By Reference

Portions of the registrant’s proxy statement related to its 2014 annual stockholders’ meeting are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may be preceded by, followed by or include the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “is designed to” and similar expressions. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about our business that could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” included elsewhere in this Annual Report and as may be updated in filings we make from time to time with the U.S. Securities and Exchange Commission (SEC), including our other Quarterly Reports on Form 10-Q to be filed by us in our fiscal year 2014. We have no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or risks, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. New information, future events or risks could cause the forward-looking events we discuss in this Annual Report not to occur. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Annual Report.

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

Bank of Guam

The Bank is a Guam-chartered bank headquartered at 111 West Chalan Santo Papa in Hagåtña, Guam 96910. It was incorporated in March 1972 and opened for business in December of that year. After closing one branch in 2013, we operate through 23 full service branch offices, including 12 in Guam; two in Saipan and one each in Tinian and Rota, all in the Commonwealth of the Northern Mariana Islands; one in the Republic of Palau; one each in the states of Yap, Chuuk, Pohnpei and Kosrae in the Federated States of Micronesia; one in the Republic of the Marshall Islands; and one in San Francisco, California.

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

Our lending products include commercial, real estate, construction, consumer and Small Business Administration-guaranteed loans. We also provide home mortgage and home equity loans. Commercial loans and industrial loans comprise the largest portion of the Bank’s loan portfolio. Residential mortgage loans comprise the second largest portion of the Bank’s loan portfolio.

We offer a wide range of deposit products for retail and business banking markets including checking accounts, interest-bearing transaction accounts, savings accounts, time deposits and retirement accounts. Our branch network enables us to attract deposits from throughout our market area with a customer-oriented product mix, competitive pricing and convenient locations.

In addition, correspondent bank deposit accounts are maintained to enable the Bank to transact types of activity that it would otherwise be unable to perform or would not be cost effective due to the size of the Bank or the volume of activity. The Bank has utilized several correspondent banks to process a variety of transactions. The Bank also provides a multitude of other products and services to complement our lending and depository services. These include wire and Automated Clearing House transfers, cashier’s checks, traveler’s checks, corporate and consumer credit cards, bank-by-mail, ATMs, night depositories, safe deposit boxes, direct deposit, electronic funds transfers, online banking and bill payments, merchant services, check imaging, and other customary banking services. We currently operate ATMs at eighty-six locations.

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

Employees

At December 31, 2013, the Bank had 508.5 full-time equivalent employees. The Bank’s employees are not represented by any union or collective bargaining agreement, and the Bank believes its employee relations are good.

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

The Dodd-Frank Act also broadened the base for the Federal Deposit Insurance Corporation’s (“FDIC”) deposit insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution, rather than deposits. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks to $250,000 per account, and non-interest bearing transaction accounts had unlimited deposit insurance through December 31, 2012, when the unlimited coverage expired. The legislation also increased the required minimum reserve ratio for the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits, and directs the FDIC to offset the effects of increased assessments on depository institutions with less than $10 billion in assets.

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

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Seattle. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its members. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. As an FHLB member, the Bank is required to own a certain amount of capital stock in the FHLB. At December 31, 2013, the Bank was in compliance with the FHLB’s stock ownership requirement.

Regulatory Capital Guidelines. The federal banking agencies have established minimum capital standards known as risk-based capital guidelines. These guidelines are intended to provide measures of capitalization that reflect the degree of risk associated with a bank’s operations. The risk-based capital guidelines include both a definition of capital and a framework for calculating the amount of capital that must be maintained against a bank’s assets and off-balance sheet items. The amount of capital required to be maintained is based upon the credit risks associated with the various types and quality of a bank’s assets and off-balance sheet items. A bank’s assets and off-balance sheet items are classified under several risk categories, with each category assigned a particular risk weighting from 0% to 100%. The Bank’s Tier I capital consists of its capital stock, capital surplus, treasury stock, undivided earnings and the cumulative effect of the FDIC’s adjustment of our intangible assets. Our Tier II capital adds to Tier I the allowed portion of our reserves for possible loan losses. The inclusion of Tier II capital as qualifying capital for regulatory purposes is subject to certain other requirements and limitations of the federal banking agencies. The federal regulators require a minimum ratio of total qualifying capital to risk-adjusted assets of 8%, a minimum ratio of Tier I capital to risk-adjusted assets of 4% and a minimum amount of Tier 1 capital to total assets (referred to as the “leverage ratio”) of 4%. As of December 31, 2013, the Company’s capital levels met all minimum regulatory requirements and the Bank was considered “well capitalized” under the regulatory framework for prompt corrective action described below. There is no condition or event since December 31, 2013, that management believes has changed the Company’s or the Bank’s capitalization category.

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

The United States economy is finally recovering, moderately, from a downturn that started in 2007, but business activity and growth across industries and regions have not yet been fully restored. Although there are indications that the recovery is accelerating, the sustainability of recent growth is still not certain. Consumer spending, liquidity and availability of credit are tentatively improving, and the unemployment rate, while slowly decreasing, is still relatively high nationally, as well as in the principal markets we serve.

The financial services industry was materially and adversely affected by the weakened economy and by the monetary policy responses intended to correct that weakness. The negative effect of historically low market interest rates has reduced our interest rate margin despite us having established minimum rate levels on our variable rate loans. In order to retain core deposits and as a reputational matter, our consumer savings account rates have been higher than our competitors’ offerings for the past five years. The slow recovery of the economy and continued high unemployment may negatively impact our operating results; however, the Bank has not experienced any adverse liquidity issues in recent years. Additionally, the remaining adverse changes in the economy may also continue to have a negative effect on the ability of our borrowers to make timely repayments of their loans. These factors could expose us to an increased risk of loan defaults and losses, and have an adverse impact on our earnings.

Recent legislative and required regulatory initiatives will impose restrictions and requirements on financial institutions that could have an adverse effect on our business.

The United States Congress, the Treasury Department and the FDIC have taken several steps to support the financial services industry, which have included certain well-publicized programs, such as the Troubled Asset Relief Program, as well as programs enhancing the liquidity available to financial institutions and increasing the insurance coverage available on bank deposits. These programs have provided an important source of support to many financial institutions. Partly in response to these programs and the current economic climate, the Dodd-Frank Act was enacted. Few provisions of the Dodd-Frank Act were effective immediately, with various provisions becoming effective in stages. Many of the provisions required governmental agencies to implement rules by the end of 2011. These rules have increased regulation of the financial services industry and impose restrictions on the ability of some firms within the industry to conduct business consistent with historical practices. As examples, these rules impact the ability of financial institutions to charge certain banking and other fees, impose new restrictions on lending practices and require depository institution holding companies to maintain capital at levels not less than the levels required for insured depository institutions. The Dodd-Frank Act created a new financial consumer protection agency, known as the Consumer Financial Protection Bureau (the “Bureau”), that is empowered to promulgate new consumer protection regulations and revise existing regulations in many areas of consumer compliance, which may increase our regulatory compliance burden and costs, and may restrict the financial products and services we offer to our customers. Moreover, the Dodd-Frank Act permits states to adopt stricter consumer protection laws and state attorneys general may enforce consumer protection rules issued by the Bureau.

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

In April 2009, the FDIC revised its risk-based assessment system. The changes to the system involve adjustments to the risk-based calculation of an institution’s unsecured debt, secured liabilities and brokered deposits. Depending on any future losses that the FDIC Deposit Insurance Fund may suffer due to failed institutions, there can be no assurance that there will not be additional premium increases in order to replenish the Fund, but the rate of bank failures has diminished over the past three years. Our FDIC deposit insurance expense for the year ended December 31, 2013, was $1.4 million; in 2012, it was $1.0 million.

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

A downturn in our real estate markets could adversely affect our business because many of our loans are secured by real estate. Real estate lending (including commercial and construction) is a large portion of our loan portfolio. At December 31, 2013, approximately $534.9 million, or 61.1% of our loan portfolio, was secured by various forms of real estate, including residential and commercial real estate. The real estate securing our loan portfolio is concentrated in Guam and San Francisco. From time to time, there have been adverse developments affecting real estate values in one or more of our markets, and the market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies, and acts of nature, such as earthquakes and typhoons. Additionally, commercial real estate lending typically involves larger loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. If real estate values decline, the value of the collateral securing some of our loans could be significantly reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans.

Our performance depends on attracting and retaining key employees and skilled personnel to operate our business effectively, and the loss of one or more of those key personnel may materially and adversely affect our prospects.

Our success is dependent on our ability to recruit and retain qualified, skilled management, loan origination, finance, administrative, marketing and technical personnel to operate our business effectively. Competition for qualified employees and personnel in the banking industry is intense and there is a limited number of persons with knowledge of, and experience in, the community banking industry in the markets we serve. In particular, our success has been and continues to be highly dependent upon the abilities of key executives, including our Chief Executive Officer, our Chief Operating Officer, our Chief Financial Officer, and certain other key employees. Failure to maintain adequate staffing in key positions could adversely impact our operations and our ability to compete.

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

At December 31, 2013, nonperforming loans were 1.29% of the total loan portfolio, and 0.87% of total assets. Nonperforming assets adversely affect our earnings in various ways. Until economic and market conditions improve, we may incur losses relating to an increase in nonperforming assets. We do not record interest income on non-accrual loans or other real estate owned, thereby adversely affecting our income, and increasing our loan administration costs. Upon foreclosure or similar proceedings, we record the foreclosed asset at the fair value of the asset, reduced by estimated selling costs, which may result in a loss. An increase in the level of nonperforming assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the increased risk profile. While we reduce problem assets through collection efforts, asset sales, workouts, restructurings and otherwise, decreases in the value of the underlying collateral or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, our results of operations and our financial condition.

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

For the year ended December 31, 2013, we recorded a $2.1 million provision for loan losses, charged off $4.1 million of loans, and recovered $1.8 million of loans previously charged off. At December 31, 2013, we had $534.9 million in commercial and residential real estate loans and $697 thousand in construction loans, of which $12.8 million was on non-accrual. Construction loans and commercial real estate loans comprise a substantial portion of our nonperforming assets. Deterioration in the real estate market in Guam, San Francisco and/or the Commonwealth of the Northern Mariana Islands could affect the ability of our loan customers to service their debt, which could result in additional loan charge-offs and provisions for loan losses in the future, and could have a material adverse effect on our financial condition, results of operations and capital.

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

Our profitability depends in part on our success in attracting and retaining a stable base of low-cost deposits. At December 31, 2013, 27% of our deposit base was comprised of non-interest bearing deposits. While we generally do not believe these core deposits are very sensitive to interest rate fluctuations, the competition for these deposits in our markets is strong. If we were to lose a significant portion of our low-cost deposits, it could negatively impact our liquidity and profitability.

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

Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and tax basis of assets and liabilities computed using enacted tax rates. If we determine that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we are required under generally accepted accounting principles to establish a full or partial valuation allowance. If we determine that a valuation allowance is necessary, we are required to incur a charge to operations. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our net deferred tax asset will be realized. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. At December 31, 2013, we had a net deferred tax asset of $6.6 million. For the year ended December 31, 2013, we established a partial valuation allowance of $2.0 million to reduce the gross deferred tax asset of $8.6 million because, in management’s opinion, it is more likely than not that only the remaining $6.6 million will be realized. If we were to determine at some point in the future that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we would be required, under generally accepted accounting principles, to establish a full or increase any partial valuation allowance, which would require us to incur a charge to operations for the period in which the determination was made.

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

Neither the Company nor the Bank is involved in any legal proceedings other than those occurring on a routine basis in the ordinary course of business. The majority of such proceedings have been initiated by the Bank in the process of collecting delinquent loans. Such routine legal proceedings, in the aggregate, are believed by Management to be immaterial to the financial condition, results of operations and cash flows of the Company as of December 31, 2013.

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

	Stock Price
	High	Low	Dividend Per Share
Quarter
Year ended December 31, 2013
Fourth Quarter	$10.00	$6.55	$0.125
Third Quarter	$10.00	$7.15	$0.125
Second Quarter	$10.04	$9.00	$0.125
First Quarter	$10.05	$8.00	$0.125
Year ended December 31, 2012
Fourth Quarter	$10.00	$7.67	$0.125
Third Quarter	$10.00	$8.62	$0.125
Second Quarter	$12.00	$8.00	$0.125
First Quarter	$10.50	$8.00	$0.125

As of March 17, 2014, there were approximately 4,312 holders of record of common stock. There are no other classes of common equity or other types of stock outstanding.

Dividend Policy

At its discretion, the Board of Directors of the Company declares dividends to its stockholders on a quarterly basis. The Company declared and paid dividends of $0.125 per share to stockholders as of a declaration date for each share of common stock outstanding in each of the quarters during the years ended December 31, 2013, 2012 and 2011.

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

	At December 31, 2013
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	- 0 -	$7.53	1,461,751
Equity compensation plans not approved by security holders	- 0 -	- 0 -	- 0 -
Total	- 0 -	$7.53	1,461,751

ITEM 6.	Selected Financial Data

	For the years ended December 31,
	2013	2012	2011	2010	2009
	(Dollar and Share Amounts in Thousands, Except Per Share Data)
INCOME STATEMENT DATA:
Interest income	$63,598	$62,278	$51,280	$49,417	$49,624
Interest expense	4,800	5,547	5,615	6,028	9,025
Net interest income before provision for loan losses	58,798	56,731	45,665	43,389	40,599
Provision for loan losses	2,095	3,900	4,617	3,125	2,550
Net interest income after provision for loan losses	56,703	52,831	41,048	40,264	38,049
Non-interest income	11,692	12,567	12,597	12,245	12,154
Non-interest expense	54,447	53,354	47,153	43,073	42,774
Income before income taxes	13,948	12,044	6,492	9,436	7,429
Income tax expense	4,080	3,424	758	2,344	1,928
Net income	$9,868	$8,620	$5,734	$7,092	$5,501
PER COMMON SHARE DATA:
Basic net income	$1.12	$0.98	$0.65	$0.81	$0.63
Diluted net income	$1.12	$0.98	$0.54	$0.79	$0.62
Book value per common share	$10.66	$10.77	$10.14	$9.68	$9.33
Weighted average number of shares outstanding — basic	8,790	8,779	8,752	8,721	8,681
Weighted average number of shares outstanding — diluted	8,790	8,780	10,572	8,952	8,915
Shares outstanding at period end	8,802	8,782	8,779	8,715	8,670
BALANCE SHEET DATA:
Securities	$273,919	$333,806	$221,551	$221,876	$278,891
Net loans	$860,883	$748,832	$728,198	$611,139	$550,297
Allowance for loan losses	$12,077	$12,228	$11,101	$9,408	$8,895
Goodwill and other intangible assets	$783	$783	$783	$783	$783
Total assets	$1,283,008	$1,211,381	$1,139,964	$990,601	$940,572
Total deposits	$1,183,445	$1,102,540	$1,038,339	$889,275	$811,894
Federal home loan bank advance & note payable	$0	$10,145	$10,200	$15,000	$35,000
Total stockholders’ equity	$93,855	$94,424	$89,036	$84,352	$80,895
SELECTED PERFORMANCE RATIOS:
Return on average assets	0.77%	0.71%	0.54%	0.72%	0.57%
Return on average equity	10.45%	9.26%	6.58%	8.48%	6.71%
Net interest margin	4.81%	5.01%	4.65%	5.03%	4.60%
CAPITAL RATIOS:
Total risk-based	12.53%	13.51%	15.31%	13.76%	14.95%
Tier 1 risk-based	11.43%	12.43%	14.25%	12.21%	13.70%
Tier 1 leverage	7.60%	7.40%	7.87%	8.52%	8.07%

ITEM 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

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

During 2013, there were two significant factors that impacted the Company’s financial condition and operations:

•	There was a substantial inflow of deposits throughout the year as the Bank succeeded in acquiring government accounts throughout the Freely Associated States, along with land use payments and a large insurance settlement in the Republic of the Marshall Islands, as well as significant deposit growth in private and government deposits in the Commonwealth of the Northern Mariana Islands. In total, the Bank’s deposit base grew $80.9 million, or 7.3%.

•	Over the course of the year, tourist arrivals continued to increase in Guam and other islands in the region. In Guam, the number of visitors reached its highest level since 1997, at 1.3 million, and the third highest level ever. This is due, in part, to the fact that Japanese arrivals have been supplemented by tourists from Taiwan and South Korea, and arrivals from Russia and China, although a relatively small segment of the market, continue to grow. This rebound in Guam’s tourism industry led to modest improvements in payroll employment and other aspects of the economy, enhancing the Bank’s business.

For the year ended December 31, 2013, net income was $9.9 million, or $1.12 per diluted common share. For the year ended December 31, 2012, net income was $8.6 million, or $0.98 per diluted common share. For the year ended December 31, 2011, net income was $5.7 million, or $0.54 per diluted common share.

The annualized return on average assets and average equity for the year ended December 31, 2013 were 0.76% and 10.39%, respectively, compared to 0.71% and 9.26%, respectively, for 2012, and 0.54% and 6.58%, respectively, for 2011.

The following are major factors that impacted the Company’s results of operations:

•	Net interest income increased 3.6% to $58.8 million for the year ended December 31, 2013, from $56.7 million for the year ended December 31, 2012, due to a $1.3 million increase in interest income and a reduction of $747 thousand in interest expenses. Net interest income increased 24.2% to $56.7 million for the year ended December 31, 2012, from $45.7 million for the year ended December 31, 2011, due to a significant increase of $11.0 million in interest income and a nominal decrease of $68 thousand in interest expense.

•	The net interest margin decreased 20 basis points to 4.81% for the year ended December 31, 2013, compared with 5.01% for the year ended December 31, 2012. The decrease in the net interest margin for 2013 compared to 2012 was primarily due to a 50 basis point decrease in the yields on loans, a 20 basis point reduction of yields on interest-bearing deposits in banks and an 11 basis point decline in the yield on our securities portfolio, partially offset by a 12 basis point decrease in rates paid on deposits and other borrowings. The net interest margin increased by 36 basis points to 5.01% for the year ended December 31, 2012, compared with 4.65% for the year ended December 31, 2011. The increase in the net interest margin for 2012 compared to 2011 was primarily due to a 28 basis point increase in the yields on loans, interest-bearing deposits in banks and securities, augmented by a 13 basis point decrease in rates paid on deposits and other borrowings.

•	The provision for loan losses was $2.1 million for the year ended December 31, 2013, compared to $3.9 million for the year ended December 31, 2012, and $4.6 million for the year ended December 31, 2011. The decrease in the provision for loan losses in 2013 compared to 2012 reflects a reversal in our allowance for loan losses by $1.7 million during the second quarter, booking that amount back into income, resulting in a reduction of our provision for loan losses to $2.1 million from $3.9 million in 2012. This reduction was due to an improvement in the performance of our loan portfolio, specifically related to a substantial decrease in loans classified as substandard, a decrease in delinquency ratio and a reduction in net charge-offs, as well as improved stability in financial markets and the gradual improvement in the overall economy. The decrease in the 2012 provision for loan losses compared to 2011 reflects lower net charge-offs during the year, tempered by an increase in nonperforming loans associated with moderate growth in on our loan portfolio, as well as management’s assessment of economic conditions.

•	Non-interest income decreased by 7.0%, to $11.7 million, for the year ended December 31, 2013, $875 thousand less than the $12.57 million for the year ended December 31, 2012. The decrease in non-interest income in 2013 compared to 2012 was primarily due to there being a smaller gain on the sale of investment securities in 2013, a reduction of $724 thousand from the previous year, a reduction of $289 thousand in cardholder income and a reduction of $195 thousand in trustee fees, partially offset by the additional $298 thousand in service charges and fees and $132 thousand in income from merchant services. Non-interest income decreased by 0.2% in 2012 to $12.57 million, compared to $12.60 million in 2011, primarily due to there being no gain on the sale of assets in 2012, a reduction from $1.1 million from the previous year, and a reduction of $357 thousand in cardholder income, partially offset by the additional $1.0 million in income from merchant services, the $261 thousand increase in other income and the $113 thousand increase in trustee fees.

•	Non-interest expense was $54.4 million for the year ended December 31, 2013, compared to $53.4 million for the year ended December 31, 2012, an increase of 2.0%, primarily due to an increase of $996 thousand in the expenses associated with other real estate owned, an additional $607 thousand in occupancy expense and $358 thousand in the Federal Deposit Insurance Corporation’s insurance assessment, partially offset by reductions of $268 thousand in professional services expense, $143 thousand in furniture and equipment depreciation and $140 thousand in stationery and supplies expenses. Non-interest expense increased to $53.4 million in the year ended December 31, 2012, from $47.2 million for the year ended December 31, 2011, primarily due to an increases of $2.5 million in personnel costs, $1.3 million in furniture and equipment expense, $748 thousand in professional services expense and $1.2 million in general, administrative and other expenses.

•	The 13.9% increase of net after tax income to $9.8 million in 2013 compared to $8.6 million 2012 was due to the $3.9 million increase in net interest income (after the provision for loan losses), offset by the $875 thousand decrease in non-interest income, the $1.1 million increase in non-interest expense and the increase of $709 thousand in income taxes. The 50.3% increase in net income from 2011 to 2012 was primarily due to the $11.1 million increase in net interest income, supplemented by a $717 thousand decrease in the provision for loan losses, partially offset by the $6.2 million increase in non-interest expense and the increase of $2.7 million in income taxes.

The following are important factors in understanding our current financial condition and liquidity position:

•	Cash, Federal Funds sold, interest-bearing deposits in other financial institutions, and investment securities available-for-sale and held-to-maturity collectively decreased by 9.2%, to $368.8 million, at December 31, 2013, from $406.0 million at December 31, 2012. The decrease in liquid assets is primarily due to a conversion of a net $59.8 million of investment securities into loans, partially offset by an increase of $22.4 million in cash and cash equivalents.

•	Total loans, net of deferred fees and the allowance for loan losses, increased $112.1 million, or 15.0%, to $860.9 million at December 31, 2013, compared to $748.8 million at December 31, 2012. Commercial loans increased $107.2 million to $564.5 million at December 31, 2013 from $457.3 million at December 31, 2012. In addition, consumer loans, including residential mortgage loans, increased $5.0 million, to $310.6 million, at December 31, 2013, from $305.6 million at December 31, 2012.

•	Classified assets decreased to $22.7 million at December 31, 2013, compared to $40.7 million at December 31, 2012.

•	The allowance for loan losses at December 31, 2013, was $12.1 million, or 1.38% of total loans. The allowance for loan losses at December 31, 2012, was $12.2 million, or 1.60% of total loans.

•	Nonperforming loans decreased $4.4 million to $11.3 million, or 1.29% of total loans, at December 31, 2013, from $15.7 million, or 2.06% of total loans, at December 31, 2012.

•	Net loan charge-offs were $2.24 million for the year ended December 31, 2013, as compared to the $2.77million in net charge-offs for the year ended December 31, 2012.

•	The ratio of noncore funding of $43.3 million (which consists of $100,000 and over time deposits plus short-term borrowings) to total assets was 3.36% at December 31, 2013, compared to $48.6 million, or 4.01% of total assets, at December 31, 2012.

•	The loan-to-deposit ratio increased to 73.8% at December 31, 2013, as compared to 69.2% at December 31, 2012.

•	Capital ratios significantly exceed regulatory requirements for a well-capitalized financial institution, both at the Company level and in the Bank. The leverage ratio at the Company was 7.59%, with a Tier 1 risk-based capital ratio of 11.40%, and a total risk-based capital ratio of 12.50% at December 31, 2013. The leverage ratio at the Company was 7.40%, with a Tier 1 risk-based capital ratio of 12.43%, and a total risk-based capital ratio of 13.51% at December 31, 2012. The regulatory well-capitalized guidelines are a minimum of a 5% leverage ratio, a 6% Tier 1 risk-based capital ratio, and a 10% total risk-based capital ratio. The decrease in the risk-based ratios from December 31, 2012, to December 31, 2013, was due to the conversion of lower-risk securities to loans that carry a higher risk, along with substantial growth in loans supported by an increase in deposits.

Deposits

The composition and cost of the Bank’s deposit base are important in analyzing the Bank’s net interest margin and balance sheet liquidity characteristics. The Bank’s depositors are generally located in its primary market area. Depending on loan demand and other funding requirements, the Bank also attracts deposits through its interest rate pricing. The Bank monitors all deposits that may be sensitive to interest rate changes to help ensure that liquidity risk does not become excessive due to deposit migration. Deposits at December 31, 2013, were $1.18 billion, compared to $1.10 billion at December 31, 2012. The 7.3% increase is primarily due to an injection of funding into the CNMI market by the liquidation and distribution of the government employees’ retirement fund assets, the acquisition of additional government accounts in the Freely Associated States, U.S. government payments for land use and other purposes, and a significant private insurance settlement for a commercial customer, also in the Freely Associated States.

The Bank does not currently accept brokered deposits because it already maintains ample liquidity, but may do so in the future.

Liquidity

Our liquidity position refers to our ability to maintain cash flows sufficient to fund operations and to meet obligations and other commitments in a timely fashion. We believe that the Bank’s liquidity position is more than sufficient to meet our operating expenses, borrowing needs and other obligations for 2014, and management has tested and determined that, even under severely stressed scenarios, the Bank’s liquidity will be more than adequate to meet our requirements. Our liquidity has increased significantly as we shifted from longer-duration, Held-To-Maturity securities in our investment portfolio to shorter-duration, Available-For-Sale investments as a defensive measure due to historically low interest rates and yields. At December 31, 2013, we had $96.6 million in cash and cash equivalents and approximately $88.5 million in available borrowing capacity from various sources, including the Federal Home Loan Bank (“FHLB”), the Federal Reserve Bank of San Francisco (“FRB”), and Federal Funds facilities with several financial institutions. The Bank also had $106.4 million in unpledged securities available at December 31, 2013. Our loan-to-deposit ratio increased to 74.0% at December 31, 2013, compared to 69.2% at December 31, 2012, as our net loans increased by 15.0% and our deposits grew by 7.3%.

Lending

Our loans originate almost entirely through the branch offices located in our primary market. As the Bank has approached a saturation point in our primary service area, we have expanded our activities in California through our branch in San Francisco. The total loan portfolio remains well diversified with commercial and industrial loans accounting for 20.9% of the portfolio at December 31, 2013. Commercial real estate loans accounted for 43.4% of the total loan portfolio at December 31, 2013. Construction loans decreased from 0.5% of the portfolio at December 31, 2012, to 0.08% at December 31, 2013. Residential mortgages and other consumer-related loans accounted for the remaining 35.5% of total loans at December 31, 2013. The increase in gross loans in 2013 compared to 2012 was primarily due to an increase in our consumer loan portfolio and expansion in our lending in California, partially offset by decreases in commercial construction loans, residential mortgages and automobile loans. The Bank also had an increase of $11.2 million in loans sold to the Federal Home Loan Mortgage Corporation (“Freddie Mac”) from $197.4 million at December 31, 2012, to $208.6 million at December 31, 2013, but these loans are off-book, except for the amortized value of the associated mortgage servicing rights. The Bank exercises careful selectivity with respect to the types of loans it chooses to originate.

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

From January 22, 2008, through December 16, 2008, the Federal Reserve’s Open Market Committee reduced short-term interest rates by 325 basis points in response to the credit crisis and economic downturn that resulted from the collapse in the U.S. housing market and the subsequent global recession. The target Federal Funds Rate in the range of 0.00% to 0.25% remains in effect, and has been reinforced by massive purchases of financial assets by the Federal Reserve in its programs of quantitative easing. The decrease in short-term rates immediately affected the rates applicable to many of the Bank’s loans. While the decrease in interest rates also lowered the cost of interest bearing deposits, which represent the Bank’s primary funding source, these deposits tend to re-price more slowly than floating rate loans. The historically low level of short-term interest rates, including the prime rate, has significantly compressed the Bank’s net interest margin.

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

Non-Interest Income

While net interest income remains the largest single component of total revenues, non-interest income is an important component, as well. In total, the Bank received $11.69 million in non-interest income during 2013, a decrease of $875 thousand from the $12.57 million recorded for 2012, and less than the $12.60 million received in 2011. The decrease from 2012 to 2013 is due in part to a reduction in gains from the Bank’s sale of securities that resulted in a $637 thousand gain for 2013, in contrast to the Bank’s $1.4 million gain on the sale of securities in 2012. The Bank realized a $1.3 million gain on securities in 2011. The Bank also had a decrease in cardholder income of $289 thousand in 2013, to $971 thousand from $1.26 million in 2012, and a reduction of $195 thousand in trustee fees in 2013, to $616 thousand from $811 thousand the previous year. The decreases in non-interest income in 2013 were partially offset by a $298 thousand increase in service charges and fees, to $4.42 million from $4.12 million in 2012, and by an increase of $132 thousand in income from merchant services, to $2.37 million from $2.23 million.

Non-Interest Expense

Management considers the control of operating expenses to be a critical element of the performance of the Company and the Bank. Over the last several quarters, the Bank has undertaken initiatives to contain its non-interest expense and improve its efficiency. Nevertheless, total non-interest expense was $54.4 million for year ended December 31, 2013, compared to $53.4 million for year ended December 31, 2012. This increase was largely the result of increasing costs associated with other real estate owned, higher occupancy expenses and a rise in the FDIC’s insurance assessment. Operating expense increased by $1.1 million for the year ended December 31, 2013, compared to the year ended December 31, 2012, primarily due to a $996 thousand increase in the costs associated with other real estate owned, a $607 thousand increase in occupancy expense and an increase of $358 thousand in FDIC assessment expense, partially offset by reductions of $268 thousand in professional services expense, $143 thousand in furniture and equipment depreciation, and $140 thousand in stationery and supplies expenses. Operating expenses in 2012 were $6.2 million higher than 2011, primarily due to a $2.5 million increase in salaries and employee benefits expense, a $1.3 million increase in furniture and equipment expense, an increase in general, administrative and other expenses of $1.1 million, and an increase of $748 thousand in professional services expense.

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

Distribution, Rate and Yield

	Years Ended December 31,
	2013			2012			2011
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
Interest earning assets:
Interest earning deposits in banks¹	$96,831	$274	0.28%	$83,579	$326	0.39%	$75,320	$422	0.56%
Federal Funds sold	4,583	6	0.13%	5,000	6	0.12%	6,667	9	0.13%
Investment Securities²	290,447	4,934	1.70%	298,993	5,671	1.90%	264,634	5,834	2.20%
Loans³	830,310	58,384	7.03%	743,759	56,275	7.57%	635,176	45,015	7.09%

Total earning assets	1,222,171	63,598	5.20%	1,131,331	62,278	5.50%	981,797	51,280	5.22%
Noninterest earning assets	67,473			79,809			82,536

Total Assets	$1,289,644			$1,211,140			$1,064,333

Interest-bearing liabilities:
Interest-bearing checking accounts	$119,815	$171	0.14%	$106,616	$252	0.24%	$86,177	$206	0.24%
Money market and savings accounts	706,527	4,323	0.61%	660,080	4,681	0.71%	536,905	4,689	0.87%
Certificates of deposit	54,078	226	0.42%	57,967	215	0.37%	72,455	289	0.40%
Other borrowings	1,666	80	4.80%	10,223	399	3.90%	10,833	431	3.98%

Total interest-bearing liabilities	882,086	4,800	0.54%	834,886	5,547	0.66%	706,370	5,615	0.79%

Non-interest bearing liabilities	313,127			283,174			270,816

Total Liabilities	1,195,213			1,118,060			977,186
Stockholders’ equity	94,431			93,080			87,147

Total Liabilities and Stockholders’ Equity	$1,289,644			$1,211,140			$1,064,333

Net interest income		$58,798			$56,731			$45,665

Interest rate spread			4.66%			4.84%			4.43%

Net interest margin			4.81%			5.01%			4.65%

[1]	Includes interest bearing deposit balances we maintain with other financial institutions and the Federal Reserve Bank of San Francisco.
[2]	Includes all investment securities in the Available-for-Sale and the Held-to-Maturity classifications.
[3]	Includes average balances of non-accrual loans.

The Distribution, Rate and Yield table above sets forth the dollar amounts in interest earned and paid for each major category of interest earning assets and interest-bearing liabilities for the noted periods, as well as their respective yields and costs, and the resulting interest rate spreads and net interest margins.

The Bank’s net interest margin, expressed as a percentage of average earning assets, was 4.81% for 2013, down 20 basis points from 5.01% for 2012, even though average earning assets increased by 8.0% during the year, from $1.1 billion in 2012 to $1.2 billion in 2013. The primary reason for the decrease in the net interest margin was that, although average loan balances increased by $86.6 million, or 11.6%, the average yield on the entire loan portfolio decreased by 54 basis points so that interest earnings on loans increased by only $2.1 million, or 3.7%. Re-pricing of existing loans to lower interest rates during 2013, as well as new loans made in a more competitive environment, caused the decrease in the average yield on the loan portfolio. Yields on interest earning deposits in other banks and investment securities decreased by 11 basis points and 20 basis points, respectively, also contributing to the overall 30 basis point decline in the yield on average earning assets from 2012 to 2013. Average total interest-bearing liabilities increased by

5.7% during 2013, to $882.1 million from $834.9 million the previous year, yet the cost of deposits and other borrowings decreased by 12 basis points, to 0.54% in 2013 from 0.66% in 2012, principally as a result of a reduction in the interest rate paid on consumer savings deposits.

Net interest income for the year ended December 31, 2013, increased $2.1 million, to $58.8 million, compared to $56.7 million a year earlier, primarily due to an increase in interest income derived from the growth in average loan balances, supplemented by a reduction in interest paid on money market and savings deposits and other borrowings, partially offset by a reduction in income from investment securities. Net interest income for 2012 increased by $11.0 million from 2011, primarily due to an increase in interest income derived from the increase in average loan balances, coupled with an increase in income from investment securities and the reduction in interest paid on interest-bearing deposits. The Bank’s net interest margin was 5.01% in 2012, compared to 4.65% in 2011, an increase of 36 basis points.

A substantial portion of the Bank’s earning assets are variable-rate loans that re-price when the Bank’s reference rate, usually the New York prime lending rate, is changed. This is in contrast to a large base of core deposits that are generally slower to re-price. This causes the Bank’s balance sheet to be asset-sensitive, which means that, all else being equal, net interest margin will be higher during periods when short-term interest rates are rising and lower when rates are falling. However, because the interest rate on our personal savings accounts is higher than our competitors’, we will not necessarily have to raise rates on that portion of our core deposits as general market interest rates increase, mitigating the sensitivity of our net interest margin to rising interest rates.

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

For 2013, the Bank had a provision for loan losses of $2.1 million, compared to a provision for loan losses of $3.9 million for 2012 and $4.6 million for 2011. The 2013 provision is deemed by management to provide a sufficient allowance for loan losses due to net losses during the year, as well as to maintain the allowance at a level that is adequate to absorb all reasonably expected future losses and to reflect management’s perception of risk in the existing loan portfolio, as well as improvements in the quality of that portfolio and more successful collection efforts. The decrease in the 2012 provision for loan losses compared to 2011 reflects a better than expected risk profile and overall performance of the loan portfolio, as well as management’s reassessment of economic conditions.

The allowance for loan losses represented 1.38%, 1.60% and 1.50% of total loans at December 31, 2013, 2012 and 2011, respectively. Provisions for loan losses are charged to operating income to bring the allowance for loan losses to a level deemed appropriate by the Bank based on the factors discussed under “Allowance for Loan Losses”.

Non-interest income

The following table sets forth the various components of the Company’s non-interest income:

	Year Ended December 31,			Increase (decrease) 2013 versus 2012		Increase (decrease) 2012 versus 2011
	2013	2012	2011	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Service charges and fees	$4,416	$4,118	$4,097	$298	7%	$21	1%
Investment securities gains, net	627	1,351	1,342	(724)	(54)%	9	1%
Gain on sale of assets	0	0	1,058	0	0%	(1,058)	(100)%
Income from merchants	2,365	2,233	1,252	132	6%	981	78%
Income from cardholders	971	1,260	1,617	(289)	(23)%	(357)	(22)%
Trustee fees	616	811	698	(195)	(24)%	113	16%
Other income	2,697	2,794	2,533	(97)	(3)%	261	10%

Total non-interest income	$11,692	$12,567	$12,597	$(875)	(7)%	$(30)	(0)%

Total non-interest income in 2013 was $875 thousand, or 7%, lower than in 2012, primarily because of a sharp decrease of $724 thousand, or 54%, in net investment securities gains due to the effect of rising market interest rates on securities’ market prices, a $289 thousand decrease in income from cardholders and a $195 thousand decline in trustee fees, all partially offset by a $298 thousand increase in service charges and fees, and a $132 thousand increase in income from merchants. The proportional composition of non-interest income remained relatively constant, except that service charges and fees increased from 33% to 38% of the total while net investment securities gains decreased from 11% to 5% of the total. Other sources of non-interest income include loan servicing fees and income from the Bank-owned life insurance policies. Total non-interest income in 2012 was almost exactly the same as in 2011, but its composition changed due to there being a reduction of $1.1 million in the gain on the sale of assets, to zero, and a $357 thousand decrease in income from cardholders. These decreases were principally offset by a $981 thousand increase in income from merchants and a $261 thousand increase in other income.

Non-interest expense

The following table sets forth the various components of the Company’s non-interest expense:

			2013 vs. 2012			2012 vs. 2011
	2013	2012	$ Variance	% Variance	2011	$ Variance	% Variance
Non-Interest Expense:
Salaries & employee benefits	$25,476	$25,554	$(78)	(0.3)%	$23,095	$2,459	10.6%
Occupancy	6,857	6,250	607	9.7%	6,008	242	4.0%
Furniture & equipment	6,086	6,229	(143)	(2.3)%	4,953	1,276	25.8%
Insurance	1,678	1,750	(72)	(4.1)%	1,710	40	2.3%
Telecommunications	1,441	1,528	(87)	(5.7)%	1,242	286	23.0%
FDIC insurance assessment	1,381	1,023	358	35.0%	1,189	(166)	(14.0)%
Professional services	1,328	1,596	(268)	(16.8)%	848	748	88.2%
Contract services	1,296	1,356	(60)	(4.4)%	1,076	280	26.0%
Other real estate owned	1,143	147	996	677.6%	217	(70)	(32.3)%
Stationery & supplies	724	864	(140)	(16.2)%	812	52	6.4%
Training & education	687	639	48	7.5%	750	(111)	(14.8)%
General, administrative & other	6,350	6,418	(68)	(1.1)%	5,253	1,165	22.2%

Total Non-Interest Expenses	$54,447	$53,354	$1,093	2.0%	$47,153	$6,201	13.2%

Non-interest expense by Category. The following table indicates the percentage of non-interest expense in each category:

	2013		2012		2011
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Non-Interest Expense:
Salaries & employee benefits	$25,476	47%	$25,554	48%	$23,095	49%
Occupancy	6,857	13%	6,250	12%	6,008	13%
Furniture & equipment	6,086	11%	6,229	12%	4,953	10%
Insurance	1,678	3%	1,750	3%	1,710	4%
Telecommunications	1,441	3%	1,528	3%	1,242	3%
FDIC insurance assessment	1,381	3%	1,023	2%	1,189	3%
Professional services	1,328	2%	1,596	3%	848	2%
Contract services	1,296	2%	1,356	2%	1,076	2%
Other real estate owned	1,143	2%	147	0%	217	0%
Stationery & supplies	724	1%	864	2%	812	2%
Training & education	687	1%	639	1%	750	1%
General, administrative & other	6,350	12%	6,418	12%	5,253	11%

Total Non-Interest Expenses	$54,447	100%	$53,354	100%	$47,153	100%

Non-interest expense totaled $54.4 million for the year ended December 31, 2013, an increase of nearly $1.1 million from $53.4 million in 2012. This increase is primarily attributed to the $996 thousand increase in expenses related to other real estate owned, due in part to a property in California. In addition, occupancy expense increased by $607 thousand, along with a $358 thousand increase in our FDIC insurance assessment. These increases were partially offset by the $268 thousand decrease in professional services expense, a $143 thousand decline in furniture and equipment expense and a $140 thousand reduction in stationery and supplies expense.

In 2012 total, non-interest expense increased by $6.2 million to $53.4 million, as compared to $47.2 million in 2011. This increase is primarily attributed to the $2.5 million increase in salaries and employee benefits expense, due to a moderate increase in staffing and merit raises granted to personnel. In addition, furniture and equipment expense increased by $1.3 million, along with a $1.2 million increase in general, administrative and other expenses, and a $748 thousand increase in professional services expense. These increases were partially offset by the $166 thousand decrease in the Federal Deposit Insurance Corporation assessment and a $111 thousand reduction in training and education cost.

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

The Bank pays income taxes in Guam and the Commonwealth of the Northern Mariana Islands under a territorial “mirror” of the U.S. Internal Revenue Code, with payments made to the respective territorial governments instead of the U.S. Treasury; there is no equivalent of a state income tax in either of these jurisdictions. The Bank also pays taxes to the governments of the Republic of Palau, the Federated States of Micronesia, the Republic of the Marshall Islands and the State of California. The Bank’s territorial and state income tax expense in 2013 was $4.1 million, as compared to an income tax expense of $3.4 million in 2012 and $758 thousand in 2011.

The difference in the effective tax rate compared to the combined territorial, foreign and state statutory tax rates of 34% is primarily the result of the Bank’s portfolio of tax-exempt loans to the government of Guam totaling $28.7 million and $32.4 million at December 31, 2013 and 2012, respectively.

Some items of income and expense are recognized in different years for tax purposes than when applying generally accepted accounting principles, leading to timing differences between the Bank’s actual tax liability and the amount accrued for this liability based on book income. These temporary differences comprise the “deferred” portion of the Bank’s tax expense or benefit, which is accumulated on the Bank’s books as a deferred tax asset or deferred tax liability until such time as they reverse. At the end of 2013 and 2012, the Bank had a net deferred tax asset of $6.6 million.

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

In assessing the realization of deferred tax assets at December 31, 2013, based on these factors, the Bank believed that it was more likely than not that the Bank will realize only $6.6 million of the benefits of these deductible differences. Therefore, a valuation allowance of $2.0 million for deferred tax asset was recorded at December 31, 2013.

In assessing the realization of deferred tax assets at December 31, 2012, the Bank believed that it was more likely than not that the Bank will realize only $3.7 million of the benefits of these deductible differences. Therefore, a valuation allowance of $2.4 million for deferred tax asset was recorded at December 31, 2012.

Financial Condition

As of December 31, 2013, total assets were $1.29 billion, an increase of 6.2% from $1.21 billion at December 31, 2012. Total securities available-for-sale (at fair value) were $182.8 million, a decrease of 33.2% from $273.5 million at December 31, 2012. The total loan portfolio, net of allowance for loan losses and deferred fees, was $860.9 million, an increase of 15.0% from $748.8 million at year-end 2012. Total deposits were $1.18 billion, an increase of 7.3% from $1.10 billion at year-end 2012. In addition, the Bank had no short-term borrowings at December 31, 2013, as all $10.1 million in short-term borrowings at December 31, 2012, were paid off during the year.

Securities Portfolio

The following table reflects the estimated fair value of Available-for-Sale securities and the amortized cost of Held-to-Maturity securities, for each category for the past two years:

Investment Portfolio

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$0	$0	$0	$0
U.S. government agency pool securities	54,733	122	(563)	54,292
U.S. government agency or GSE mortgage-backed securities	130,411	112	(1,983)	128,540

Total	$185,144	$234	$(2,546)	$182,832

Securities Held-to-Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$32,824	$0	$(515)	$32,309
U.S. government agency pool securities	$1,641	$24	$(12)	$1,653
U.S. government agency or GSE mortgage-backed securities	54,524	920	(586)	54,858

Total	$88,989	$944	$(1,113)	$88,820

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$59,923	$360	$(138)	$60,145
U.S. government agency pool securities	73,663	275	(140)	73,798
U.S. government agency or GSE mortgage-backed securities	137,282	2,449	(152)	139,579

Total	$270,868	$3,084	$(430)	$273,522

Securities Held-to-Maturity
U.S. government agency pool securities	$1,966	$45	$(3)	$2,008
U.S. government agency or GSE mortgage-backed securities	56,159	2,054	0	58,213

Total	$58,125	$2,099	$(3)	$60,221

The amortized cost and fair value of investment securities by contractual maturity at December 31, 2013, are shown below.

	December 31, 2013
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$0	$0	$37	$38
Due after one but within five years	5,084	5,196	565	600
Due after five years	180,060	177,636	88,387	88,182

Total	$185,144	$182,832	$88,989	$88,820

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

Sixty-seven percent of the Bank’s securities at December 31, 2013, were classified under existing accounting rules as “Available-for-Sale” to allow flexibility in the management of the portfolio. Accounting guidance requires Available-for-Sale securities to be marked to fair market value, with an offset to other comprehensive income (loss), a component of stockholders’ equity, recorded on a quarterly basis. The remaining 33% of the investment portfolio was in Held-to-Maturity securities, which the Bank is willing and believes it will be able to retain until they mature, and is recorded on an amortized cost basis.

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

Compared to December 31, 2012, the Bank’s securities portfolio decreased by $59.8 million to 21% of total assets at December 31, 2013, from 27% at December 31, 2012. The Bank decreased its holding of mortgage-back securities by $12.7 million to $183.1 million at December 31, 2013, from $195.7 million at December 31, 2012. During the same period, the Bank’s holdings of U.S. government agency pool securities decreased by $19.8 million, to $55.9 million, and its holdings of U.S. government agency and sponsored enterprise debt securities decreased by $27.3 million. The Bank has not used interest rate swaps or other derivative instruments to hedge fixed rate loans or securities to otherwise mitigate interest rate risk.

Loans

The Bank’s loans represent the largest portion of earning assets, substantially greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when assessing the financial condition of the Bank and the Company.

Gross loans represented 67.5% of total assets at December 31, 2013, as compared to 63.0% at December 31, 2012. The ratio of gross loans to deposits increased to 74.0% at the end of 2013 from 69.2% at the end of 2012. Demand for loans has strengthened within the Bank’s Guam and California markets due to the improving economic environment, but the Bank has remained selective with respect to the types of loans it chooses to originate. However, the purchase of $100.3 million in mortgage and consumer loans from Wells Fargo Financial in December 2011 helped the Bank to grow its loan portfolio substantially during that year, and $77.6 million of those loans remained on the Bank’s books at December 31, 2013. Increased lending activity in the San Francisco area has also helped to expand the Bank’s loan portfolio.

The Loan Distribution table that follows sets forth the Bank’s gross loans outstanding, deferred fee income amortized over the life of some loans, the allowance for loan losses and the percentage distribution in each loan category at the dates indicated.

Loan Distribution

	December 31, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial:
Commercial & Industrial	$183,364	21.0%	$138,951	18.2%
Commercial Mortgage	380,454	43.4%	314,462	41.2%
Commercial Construction	697	0.1%	3,908	0.5%

Total Commercial	564,515	64.5%	457,321	59.9%
Consumer:
Residential mortgage	152,757	17.5%	164,774	21.6%
Home Equity	1,039	0.1%	1,211	0.2%
Automobile	7,269	0.8%	8,227	1.1%
Other Consumer Loans [1]	149,593	17.1%	131,412	17.2%

Total Consumer	310,658	35.5%	305,624	40.1%

Gross loans	875,173	100.0%	762,945	100.0%

Deferred loan fees, net	(2,213)		(1,885)
Allowance for loan losses	(12,077)		(12,228)

Loans, net	$860,883		$748,832

[1]	Comprised of other revolving and installment credit and overdrafts.

The Bank’s loan portfolio is concentrated in commercial loans (which include loans to governments), primarily in commercial real estate, hotels and gas stations, with the balance in working capital and equipment financing. These are followed by residential mortgages and other consumer loans. The increase in the Bank’s loan portfolio in 2013 was due to customary loan activity throughout our markets, the addition of several significant commercial loans in both the San Francisco and Guam regions, and consumer loan promotions. The Bank’s gross loans were concentrated in Guam, San Francisco and the Commonwealth of the Northern Mariana Islands, at 95.2% as of December 31, 2013, compared to 94.5% as of December 31, 2012. The only industry concentration that was considered significant at December 31, 2013, was within our commercial real estate loan portfolio.

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

The Bank is an active participant in the SBA, SSBCI and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred and Patriot Express Lender Programs. The Bank regularly makes such guaranteed loans and is often recognized as the largest originator of SBA loans in Guam.

As of December 31, 2013, commercial and residential real estate loans of $534.9 million consist primarily of adjustable and fixed rate loans secured by deeds of trust or mortgages on commercial and residential property, and comprised 61.1% of the total loan portfolio. The Bank’s commercial mortgages at December 31, 2013, consist of $380.5 million, or 43.4% of gross loans. Commercial construction loans comprise $697 thousand, or 0.1%, of gross loans. Residential mortgages were $153.8 million, or 17.6%, of gross loans. Properties securing the commercial and residential real estate loans are located in the Bank’s primary markets, which include the San Francisco Bay area.

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

The Bank’s construction loans primarily finance the development and construction of commercial and residential properties. The Bank uses underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or availability of permanent mortgage financing prior to making the construction loan. Construction loans decreased $3.2 million to $697 thousand at December 31, 2013, from $3.9 million at December 31, 2012.

Additionally, the Bank makes consumer loans for the purpose of financing automobiles, various types of consumer goods, and other personal purposes. Consumer loans generally provide for the monthly payment of principal and interest. Most of the Bank’s consumer loans are either unsecured, secured by the personal property being purchased or, in the instances of home equity loans, real property.

At December 31, 2013, total gross loans increased by $112.2 million, or 14.7%, to $875.2 million from $762.9 million at December 31, 2012. The increase in loans was largely attributed to a $107.2 million increase in commercial loans to $564.5 million at December 31, 2013, from $457.3 million at December 31, 2012. This was due to several large loans originated in California and in Guam. By category, the increase in commercial loans was due to a $66.0 million growth in the commercial mortgage portfolio, supplemented by a $44.4 million increase in commercial & industrial loans, which were partially offset by a $3.2 million decrease in commercial construction loans. The increase in commercial loans was supplemented by a $5.0 million increase in consumer loans to $310.7 million at December 31, 2013, up from $305.6 million at December 31, 2012. The increase in consumer loans was principally due to growth of $18.2 million in other consumer loans as a result of pre-approved loans and a holiday loan promotion. The growth of other consumer loans was offset by a $12 million decrease in residential mortgages, due to principal paydowns, payoffs and refinancing with the federal Home Loan Mortgage Corporation in response to favorable interest rates, as well as a $958 thousand reduction in automobile loans and $172 thousand less in home equity loan balances.

At December 31, 2013, loans outstanding were comprised of approximately 65.42% variable rate loans and 34.58% fixed rate loans.

Since it first opened in 1972, the Bank has expanded its operations and its branch network, first in Guam, then in the other islands of our region and in San Francisco, California. In the interests of enhancing performance and stability through market and industry diversification, the Bank has increased its focus on growth in the San Francisco area in recent years, adding personnel with experience and expertise in the Bay Area. The following table provides figures for loans in the Bank’s administrative regions for the years ending December 31, 2011, 2012 and 2013:

	At December 31,
	2011	2012	2013
Guam	$530,959	$498,728	$550,380
Commonwealth of the Northern Mariana Islands	$71,190	$65,703	$66,252
The Freely Associated States of Micronesia *	$38,742	$40,618	$41,030
California	$87,307	$143,783	$203,221
Total	$728,198	$748,832	$860,883

*	The Freely Associated States are comprised of the Federated States of Micronesia (Chuuk, Kosrae, Pohnpei and Yap), the Republic of Palau and the Republic of the Marshall Islands.

As the table indicates, the Bank’s total loans increased by 15.0% during 2013 and by 2.8% during 2012. By way of comparison, loans in the California region increased by 41.3% during 2013 and by 64.7% in 2012. While the Bank’s overall loan portfolio continues to grow, the California region accounted for over half of that growth during 2013, and nearly 90% of loan growth for the two years ended December 31, 2013, providing support for the expansion of the Bank.

Loan Maturities

The following table presents the maturity distribution of the Bank’s loans as of December 31, 2013. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the New York prime rate, as reflected in The Wall Street Journal, and the Bank of Guam prime rate.

Loan Maturities

	At December 31, 2013
	Due in Less Than 1 Year	Due in More Than 1 Year But Less Than 5 Years	Due in More Than 5 Years	Non-Accrual	Total
	(Dollars in thousands)
Commercial loans	$9,413	$268,888	$279,526	$6,688	$564,515
Residential Mortgages	1,459	10,531	135,394	6,412	153,796
Consumer Loans	18,116	136,194	2,357	195	156,862

Total	$28,988	$415,613	$417,277	$13,295	$875,173

Variable rate loans	$9,782	$232,694	$320,810	$9,289	$572,575
Fixed rate loans	19,206	182,919	96,467	4,006	302,598

Total	$28,988	$415,613	$417,277	$13,295	$875,173

Loan Servicing

As of December 31, 2013 and 2012, there were $208.6 million and $197.2 million, respectively, in Freddie Mac loans that were serviced by the Bank.

Loan servicing rights are included in Accrued Interest Receivable and Other Assets on the consolidated balance sheets and reported net of amortization. There was no valuation allowance as of December 31, 2013 and 2012, as the fair market value of the assets was greater than the carrying value.

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

Nonperforming assets are comprised of the following: loans for which the Bank is no longer accruing interest; restructured loans; loans 90 days or more past due and still accruing interest (although they are generally placed on non-accrual when they become 90 days past due, unless they are both well-secured and in the process of revision or collection); and other real estate owned (“OREO”) from foreclosures. Management’s classification of a loan as “non-accrual” is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan. At that point, the Bank stops accruing interest income, and reverses any uncollected interest that had previously been accrued. The Bank begins recognizing interest income again only as cash interest payments are received and it has been determined the collection of all outstanding principal is no longer in doubt. These loans may or may not be collateralized, and collection efforts are pursued. Loans may be restructured by management when a borrower has experienced some change in financial status causing an inability to meet the original repayment terms and where the Bank believes the borrower will eventually overcome those circumstances and make full repayment. OREO consists of properties acquired by foreclosure or similar means that management is offering or will offer for sale. Total OREO, net of OREO reserves, was $4.61 million at December 31, 2013, compared to $4.38 million at December 31, 2012.

Nonperforming Assets

The following table provides nonperforming assets by asset type as of December 31, 2013 and 2012:

	December 31,
	2013	2012
	(Dollars in Thousands)
Nonperforming Assets:
Non-accrual Loans past due 30 days or more	$10,343	$13,242
Loans past due 90 days or more still accruing	907	2,478
Restructured Loans past due 30 days – not included above	0	0
Other Real Estate Owned, gross	4,610	4,527

Total Nonperforming Assets	$15,860	$20,247

The following table provides nonperforming loans by loan type:

	December 31,
	2013	2012
	(Dollars in Thousands)
Nonperforming Loans:
Commercial:
Commercial & Industrial	$355	$685
Commercial Mortgage	4,727	6,009
Commercial Construction	0	0

Total Commercial	5,082	6,694
Consumer:
Residential Mortgage	5,153	7,729
Home Equity	0	76
Automobile	12	0
Other Consumer	1,003	1,221

Total Consumer	6,168	9,026

Total Nonperforming Loans	$11,250	$15,720

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

The Bank’s allowance for loan losses decreased by $151 thousand to $12.08 million in 2013 from $12.23 million in 2012. The decrease in the provision for loan losses in 2013 was primarily due to an improvement in the quality of the loan portfolio based on management’s periodic reevaluations of its inherent risk. Due to this improvement, the Bank decreased its monthly provision from $325 thousand to $300 thousand. The Bank had $4.1 million in charge-offs in 2013, which were offset by loan recoveries of $1.8 million.

Net loans charged-off includes the realization of losses in the portfolio that were partially recognized previously through provisions for loan losses and write-downs of loan principal valuations. Net charge-offs were $2.2 million in 2013, significantly less than the net charge-offs of $2.8 million in 2012, and the net charge-offs of $2.9 million in 2011. Historical net loan charge-offs are not necessarily indicative of the amount of net charge-offs that the Bank will realize in the future.

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

Goodwill

On September 15, 2011, the FASB issued ASU No. 2011-08 “Testing Goodwill for Impairment”, which gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in Step 1 of the goodwill impairment test. Under this amendment, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, on the basis of qualitative factors, that it is more likely than not that its fair value is less than the carrying amount. The ASU is effective for all entities for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU No. 2011-08 is not expected to have a material impact on the Bank’s statements of income and condition.

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

The following table summarizes the distribution of deposits for the periods indicated:

	December 31,
	2013	2012
	(Dollars in Thousands)
Non-interest bearing deposits	$321,408	$279,322
Interest bearing deposits
Demand deposits	127,642	114,650
Regular Savings	534,530	481,062
Time deposits:
$100,000 or more	43,299	48,503
Less than $100,000	12,553	11,971
Other interest bearing deposits	144,013	167,032

Total Interest bearing deposits	862,037	823,218

Total Deposits	$1,183,445	$1,102,540

The Bank gathers deposits from among the communities it serves. The Bank’s business is not generally seasonal in nature, and the Bank is not primarily dependent upon funds from sources outside the United States of America, but approximately 21.5% of its deposit base is acquired in the Micronesian islands that are politically organized in free association with the United States and use the U.S. dollar as their currency. At December 31, 2013 and 2012, 29.42% of deposits were from government sources, both domestic and foreign.

Non-interest and low interest-bearing demand deposits increased $55.1 million, or 14.0%, to $449.1 million at December 31, 2013, compared to $394.0 million at December 31, 2012.

As mentioned earlier, the Bank has expanded its operations and its branch network since it first opened in 1972, first in Guam, then in the other islands of our region and in San Francisco, California. As time has passed, the Bank has gathered market share in each of the islands. In recent years, in order to diversify its geographic market, the Bank has increased its focus on growth in the San Francisco area. The following table provides figures for deposits in the Bank’s administrative regions for the years ending December 31, 2011, 2012 and 2013:

	At December 31,
	2011	2012	2013
Guam	$629,206	$640,893	$645,056
Commonwealth of the Northern Mariana Islands	$161,918	$180,220	$207,402
The Freely Associated States of Micronesia *	$193,485	$212,722	$254,900
California	$53,730	$68,705	$76,087
Total	$1,038,339	$1,102,540	$1,183,445

*	The Freely Associated States are comprised of the Federated States of Micronesia (Chuuk, Kosrae, Pohnpei and Yap), the Republic of Palau and the Republic of the Marshall Islands.

During 2013, deposits increased by a total of $80.9 million, of which $4.2 million, or 5.1%, was in the Bank’s Guam branches. Deposits increased in our Freely Associated States branches by $42.2 million and increased in our CNMI branches by $27.2 million. Overall, the Bank’s deposit base increased by 7.3% during 2013, and by 6.2% during 2012. In comparison, deposits grew in the California region by 10.7% in the year ended December 31, 2013, and by 41.6% during 2012. The California region accounted for 9.1% of total Bank deposit growth during 2013, and 23.3% of total deposit growth during 2012. The continuing growth of the California region’s deposit base has substantially supplemented the growth of the other administrative regions and of the whole Bank.

Deposit Maturity Distribution

At December 31, 2013, the scheduled maturities of time deposits were as follows:

Year ending December 31,
2014	$53,718
2015	947
2016	534
2017	272
2018 and Thereafter	381

Total	$55,852

The Bank provides and services government and business deposit accounts that are frequently more than $100,000 in average balance per account. The account activity for some account types and client types necessitates appropriate liquidity management practices by the Bank to ensure its ability to fund withdrawals.

Off-Balance Sheet Arrangements

In the normal course of business, the Bank makes commitments to extend credit to its customers as long as there are no violations of any conditions established in the associated contractual arrangements. These commitments are obligations that represent a potential credit risk to the Bank, yet are not reflected in any form within the Company’s consolidated balance sheets. Total unused commitments to extend credit were $121.6 million at December 31, 2013, as compared to $100.0 million at December 31, 2012. Unused commitments represented 12% and 13% of outstanding gross loans at December 31, 2013 and 2012, respectively.

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

The following table presents the Bank’s commitments to extend credit for the periods indicated:

	December 31,
	2013	2012
Commitments to extend credit	$121,618	$100,007

Letters of credit
Standby letters of credit	$47,543	$26,178
Other letters of credit	2,582	3,030

Total Letters of credit	$50,125	$29,208

Contractual Obligations

The Bank utilizes facilities, equipment and land under various operating leases with terms ranging from 1 to 99 years. Some of these leases include scheduled rent increases. The total amount of the rent is being debited to expense on the straight-line method over the lease terms in accordance with ASC Topic 840, “Leases”. The Bank has recorded a deferred obligation of $760 thousand and $698 thousand as of December 31, 2013 and 2012, respectively, which has been included within other liabilities, to reflect the excess of rent expense over cash paid on the leases.

At December 31, 2012, annual lease commitments under the above noncancelable operating leases were as follows:

Year ending December 31,
2014	$1,457
2015	1,072
2016	886
2017	697
2018 and Thereafter	19,046

Total	$23,158

The Bank leases certain facilities from two separate entities in which two of its directors have separate ownership interests. Lease payments made to these entities during the years ended December 31, 2013, 2012 and 2011 approximated $370, $358 and $351, respectively.

Additionally, the Bank leases office space to third parties, with original lease terms ranging from 3 to 5 years with option periods ranging up to 15 years. At December 31, 2013, minimum future rents to be received under non-cancelable operating sublease agreements were $84, $40, $27 and $0 for the years ending December 31, 2014, 2015, 2016 and 2017, respectively.

A summary of rental activities for years ended December 31, 2013, 2012 and 2011, is as follows:

	2013	2012	2011
Rent expense	$2,343	$2,293	$2,309
Less sublease rentals	268	257	254

Net rent expense	$2,075	$2,036	$2,055

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

At December 31, 2013, the Bank had an increase in loans of $112.2 million from December 31, 2012, but was able to improve its liquidity position due to the $80.1 million increase in its deposit base. One of the measures of liquidity is our loan-to-deposit ratio, which increased to 73.95% at December 31, 2013, compared to 69.20% at December 31, 2012.

FHLB, FRB and Other Borrowings and Available Lines of Credit

The Bank has off-balance sheet liquidity in the form of Federal Funds purchase arrangements with correspondent banks, as well as collateralized borrowing arrangements with the FHLB and the FRB. The Bank can borrow from the FHLB on a short-term (typically overnight) or long-term (more than one year) basis. At December 31, 2013, the Bank had no long-term borrowings, compared to $10.0 million in long-term borrowings from the FHLB of Seattle at December 31, 2012. The Bank had an available line of credit of $77.8 million with the FHLB of Seattle at December 31, 2013.

The Bank can also borrow from the FRB’s discount window. It had $25.7 million of investment securities pledged to the FRB San Francisco as collateral on an available line of credit of $24.9 million at December 31, 2013, none of which credit was outstanding.

At December 31, 2013, the Bank had arrangements for Federal Funds purchases of up to $17.0 million from three of its U.S. correspondent financial institutions. The Bank had no Federal Funds purchases outstanding at December 31, 2013 or 2012.

At December 31, 2013, the Company had no other borrowed funds, as compared to $145 thousand with its Board of Directors as of December 31, 2012.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2013 and 2012, that the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2013, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of December 31, 2013 and 2012 are also presented in the table.

	Actual Capital		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013:
Total capital
(to Risk Weighted Assets)	$108,238	12.53%	$69,114	8.00%	$86,392	10.00%
Tier 1 capital
(to Risk Weighted Assets)	$97,563	11.43%	$34,130	4.00%	$51,195	6.00%
Tier 1 capital
(to Average Assets)	$97,563	7.60%	$51,320	4.00%	$64,151	5.00%
As of December 31, 2012:
Total capital
(to Risk Weighted Assets)	$101,489	13.51%	$60,094	8.00%	$75,118	10.00%
Tier 1 capital
(to Risk Weighted Assets)	$92,206	12.43%	$29,676	4.00%	$44,514	6.00%
Tier 1 capital
(to Average Assets)	$92,206	7.40%	$49,854	4.00%	$62,317	5.00%

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

The following table sets forth the estimated changes in the Bank’s net interest income that would result from the designated instantaneous parallel shifts in interest rates noted, as of December 31, 2013. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. (Please note that, in the current interest rate environment, the reductions in rates presented in the analysis are unlikely to occur.)

	Increase/(Decrease) in Estimated Net Interest Income
	Amount	Percent
	(Dollars in thousands)
Change in Interest Rates (basis points)
+400	$76,241	25.56%
+300	$72,238	18.97%
+200	$68,409	12.67%
+100	$64,620	6.42%
0	$60,719	0.00%
-100	$61,325	1.00%
-200	$60,141	(0.95)%
-300	$59,028	(2.79)%
-400	$58,524	(3.12)%

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

Fair Value of Securities

In accordance with GAAP, the Bank revalues the Available-for-Sale component of its investment portfolio on a quarterly basis, and records any unrealized gain or loss as an adjustment to other comprehensive income in its equity accounts. Held-to-Maturity securities are recorded at their amortized book value. The Bank also evaluates whether any of its security holdings are Other Than Temporarily Impaired (“OTTI”), but has determined that, as of December 31, 2013, none of its securities are deemed to be OTTI.

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

As a financial institution, the Bank’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of the Bank’s assets and liabilities and the market value of all interest-earning assets, other than those which have a short term to maturity. Based upon the nature of the Bank’s operations, the Bank is not subject to significant direct foreign exchange or commodity price risks. The Bank has no market risk sensitive instruments, or any other financial instruments, that are held for trading purposes. As of December 31, 2013, the Bank did not use interest rate derivatives to hedge its interest rate risk.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of December 31, 2013, of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, we concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s Rules and forms, and is accumulated and communicated to management, including our Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Assessment of Internal Control Over Financial Reporting

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design and the testing of the operational effectiveness of the Company’s internal control over financial reporting. Based upon this assessment, management believes that, as of December 31, 2013, there was no control deficiency or aggregation of deficiencies that constituted a material weakness, and that BankGuam Holding Company maintained effective internal control over financial reporting.

Management previously disclosed a material weakness in internal control over financial reporting in its annual report on Form 10-K for the year ended December 31, 2011, and on Form 10-Q for the quarter ended March 31, 2012, relating to our internal controls over the accounting and review of our 2001 Non-Statutory Stock Option Plan, and the depreciation of the Bank’s headquarters building. To remediate these material weaknesses, management has modified its procedures and placed additional controls over the accounting practices and review of its stock-based compensation, and has engaged a third party to assist with the review of the timing difference of tax depreciation and depreciation recorded in accordance with GAAP. As a result of these actions, management of the Company believes these material weaknesses were satisfactorily remediated as of December 31, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to General Instruction G(3) of Form 10-K, the information required by this Item 10 is incorporated by reference from the information contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2014 Annual Meeting of Stockholders (the “2014 Proxy Statement”) under the sections entitled “Board of Directors – Nominees for Directors,” “Executive Compensation – Executive Officers,” “Board of Directors – Committees, Membership and Meetings,” “Corporate Governance – Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference from the information contained in our 2014 Proxy Statement under the sections entitled “Board of Directors – Committees, Membership and Meetings,” “Board of Directors – Director Compensation” and “Executive Compensation.”

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference from the information contained in our 2014 Proxy Statement under the sections entitled “Beneficial Ownership of Common Stock” and “Executive Compensation – Equity Compensation Plan Information.”

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item 13 is incorporated by reference from the information contained in our 2014 Proxy Statement under the sections entitled “Corporate Governance – Director Independence” and “Transactions with Related Persons.”

ITEM 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference from the information contained in our 2014 Proxy Statement under the section entitled “Ratification of Selection of Independent Registered Public Accounting Firm.”

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

BANKGUAM HOLDING COMPANY

	BY:	/s/ LOURDES A. LEON GUERRERO
Lourdes A. Leon Guerrero
DATE: March 17, 2014		President and Chief Executive Officer

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Name	Title	Date

/s/ LOURDES A. LEON GUERRERO Lourdes A. Leon Guerrero	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2014

/s/ FRANCISCO M. ATALIG Francisco M. Atalig	Chief Financial Officer (Principal Financial Officer)	March 17, 2014

/s/ LORI C. SABLAN Lori C. Sablan	Controller (Controller)	March 17, 2014

/s/ WILLIAM D. LEON GUERRERO William D. Leon Guerrero	Vice Chair of the Board, Executive Vice President, Chief Operating Officer and Director	March 17, 2014

/S/ ROGER P. CROUTHAMEL Roger P. Crouthamel	Corporate Secretary and Director	March 17, 2014

/s/ MARTIN D. LEON GUERRERO Martin D. Leon Guerrero	Treasurer, Assistant Corporate Secretary and Director	March 17, 2014

/s/ PATRICIA P. ADA Patricia P. Ada	Director	March 17, 2014

/s/ FRANCES L.G. BORJA Frances L.G. Borja	Director	March 17, 2014

/s/ LUIS G. CAMACHO Luis G. Camacho, D.D.S., M.S.	Director	March 17, 2014

/s/ JOAQUIN P.L.G. COOK Joaquin P.L.G. Cook	Director	March 17, 2014

/s/ JOSEPH CRISOSTOMO Joseph Crisostomo	Director	March 17, 2014

/s/ RALPH G. SABLAN Ralph G. Sablan, M.D.	Director	March 17, 2014

/s/ JOE T. SAN AGUSTIN Joe T. San Agustin	Director	March 17, 2014

BANKGUAM HOLDING COMPANY

INDEX OF EXHIBITS

Exhibit No.	Exhibit Description	Incorporated By Reference
		Form	Exhibit	Filing Date	Filed Herewith

9.01	Notice of Termination of Voting Trust Agreement dated February 13, 2014, effective November 28, 2013				X

9.02	[New] Voting Trust Agreement dated November 29, 2013				X

10.01	Employment Agreement dated May 1, 2013 between the Bank and Lourdes A. Leon Guerrero				X

10.02	Employment Agreement dated June 27, 2013 between the Bank and William D. Leon Guerrero				X

23.01	Consent of Independent Registered Public Accounting Firm				X

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Lourdes A. Leon Guerrero				X

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Francisco M. Atalig				X

32.01	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act				X

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of December 31, 2012 and 2011, (ii) Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010; (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010; and (vi) Notes to Consolidated Financial Statements				X

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

BankGuam Holding Company

We have audited the accompanying consolidated statements of financial condition of BankGuam Holding Company and subsidiary (collectively, the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BankGuam Holding Company and subsidiary as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP

Newport Beach, California March 17, 2014

BankGuam Holding Company

Consolidated Statements of Financial Condition

(Dollar and Share Amounts in Thousands, Except Par Value)

	December 31,
	2013	2012
ASSETS
Cash and due from banks	$27,142	$36,575
Federal Funds sold	5,000	5,000
Interest bearing deposits in banks	64,441	32,614

Total cash and cash equivalents	96,583	74,189
Restricted cash	400	150
Investment securities available-for-sale, at fair value	182,832	273,522
Investment securities held-to-maturity, at amortized cost	88,989	58,125
Federal Home Loan Bank stock, at cost	2,098	2,159
Loans, net allowance for loan losses of $12,077 and $12,228, respectively	860,883	748,832
Accrued interest receivable	4,013	3,599
Premises and equipment, net	18,249	17,712
Goodwill	783	783
Other assets	28,178	32,310

Total assets	$1,283,008	$1,211,381

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$321,408	$279,322
Interest bearing	862,037	823,218

Total deposits	1,183,445	1,102,540
Accrued interest payable	164	161
Borrowings	0	10,145
Other liabilities	5,544	4,111

Total liabilities	1,189,153	1,116,957
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock $0.2083 par value; 48,000 shares authorized; 8,834 and 8,814 shares issued and 8,802 and 8,782 shares outstanding at December 31, 2013 and 2012, respectively	1,840	1,844
Additional paid-in capital	15,435	15,304
Retained earnings	81,570	76,092
Accumulated other comprehensive (loss) income	(4,700)	1,474

	94,145	94,714
Common stock in treasury, at cost (32 shares)	(290)	(290)

Total stockholders’ equity	93,855	94,424

Total liabilities and stockholders’ equity	$1,283,008	$1,211,381

The accompanying notes are an integral part of the consolidated financial statements.

BankGuam Holding Company

Consolidated Statements of Income

(Dollar and Share Amounts in Thousands, Except Per Share Data)

	Years Ended December 31,
	2013	2012	2011
Interest income:
Loans	$58,384	$56,275	$45,015
Investment securities	4,934	5,671	5,834
Deposits with banks	274	326	422
Federal Funds sold	6	6	9

Total interest income	63,598	62,278	51,280
Interest expense:
Savings deposits	4,464	4,886	4,747
Time deposits	255	262	437
Other borrowed funds	81	399	431

Total interest expense	4,800	5,547	5,615

Net interest income	58,798	56,731	45,665
Provision for loan losses	2,095	3,900	4,617

Net interest income, after provision for loan losses	56,703	52,831	41,048
Non-interest income:
Service charges and fees	4,416	4,118	4,097
Investment securities gains, net	627	1,351	1,342
Gain on sale of assets	—	—	1,058
Merchant services	2,365	2,233	1,252
Cardholders income	971	1,260	1,617
Trustee fees	616	811	698
Other income	2,697	2,794	2,533

Total non-interest income	11,692	12,567	12,597
Non-interest expenses:
Salaries and employee benefits	25,476	25,554	23,095
Occupancy	6,857	6,250	6,008
Furniture and equipment depreciation	6,086	6,229	4,953
Insurance	1,678	1,750	1,710
Telecommunications	1,441	1,528	1,242
Federal Depository Insurance Corporation assessment	1,381	1,023	1,189
Professional services	1,328	1,596	848
Contract services	1,296	1,356	1,076
Other real estate owned	1,143	147	217
Stationery and supplies	724	864	812
Training and education	687	639	750
General, administrative and other	6,350	6,418	5,253

Total non-interest expenses	54,447	53,354	47,153

Income before taxes	13,948	12,044	6,492
Income tax expense	4,080	3,424	758

Net income	$9,868	$8,620	$5,734

Earnings per share:
Basic	$1.12	$0.98	$0.66

Diluted	$1.12	$0.98	$0.54

Dividends declared per share	$0.50	$0.50	$0.50

Basic weighted average common shares	8,790	8,779	8,752

Diluted weighted average common shares	8,790	8,780	10,572

The accompanying notes are an integral part of the consolidated financial statements.

BankGuam Holding Company

Consolidated Statements of Comprehensive Income

(Dollar Amounts in Thousands)

	Years Ended December 31,
	2013	2012	2011
Net income	$9,868	$8,620	$5,734
Other comprehensive income, net of tax effects:
Unrealized holding (loss) gain on available-for-sale securities arising during the period	(5,660)	2,252	2,948
Reclassification for gains realized on available-for-sale securities	(627)	(1,284)	(1,342)
Amortization of unrealized holding loss on held-to-maturity securities during the period	113	160	143

Total other comprehensive (loss) income	(6,174)	1,128	1,749

Comprehensive income	$3,694	$9,748	$7,483

The accompanying notes are an integral part of the consolidated financial statements.

BankGuam Holding Company

Consolidated Statements of Stockholders’ Equity

(Dollar Amounts in Thousands, except Number of Shares)

	Number of Shares	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income/(loss)	Retained Earnings	Treasury Stock	Total
Balances, January 1, 2011	8,714,116	$1,830	$13,683	$(1,403)	$70,532	$(290)	$84,352
Comprehensive income:
Net income		—	—	—	5,734	—	5,734
Change in accumulated other comprehensive income:
Unrealized gain on available-for-sale securities		—	—	1,749	—	—	1,749
Stock compensation expense			1,164	—	—		1,164
Common stock issued under Employee Stock Option Plan	64,581	13	429	—	—	—	442
Cash dividends on common stock		—	—	—	(4,405)	—	(4,405)

Balances, December 31, 2011	8,778,697	$1,843	$15,276	$346	$71,861	$(290)	$89,036
Comprehensive income:
Net income		—	—	—	8,620	—	8,620
Change in accumulated other comprehensive income:
Unrealized gain on available-for-sale securities		—	—	1,128	—	—	1,128
Stock compensation expense			—	—	—		—
Common stock issued under Employee Stock Option Plan	3,636	1	28	—	—	—	29
Cash dividends on common stock		—	—	—	(4,389)	—	(4,389)

Balances, December 31, 2012	8,782,333	$1,844	$15,304	$1,474	$76,092	$(290)	$94,424
Comprehensive income:
Net income		—	—	—	9,868	—	9,868
Change in accumulated other comprehensive income:
Unrealized gain on available-for-sale securities		—	—	(6,174)	—	—	(6,174)
Stock compensation expense			—	—	—		—
Common stock issued under Employee Stock Purchase Plan	19,782	3	124	—	—	—	127
Cash dividends on common stock		—	—	—	(4,390)	—	(4,390)

Balances, December 31, 2013	8,802,115	$1,847	$15,428	$(4,700)	$81,570	$(290)	$93,855

The accompanying notes are an integral part of the consolidated financial statements.

BankGuam Holding Company

Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$9,868	$8,620	$5,734
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,095	3,900	4,617
Depreciation and amortization	3,101	3,037	2,864
Amortization of fees, discounts and premiums	2,206	2,461	2,293
Write-down and loss (gain) on sales of other real estate owned, net	127	(74)	170
Proceeds from sales of loans held for sale	31,546	31,391	28,098
Origination of loans held for sale	(31,546)	(31,391)	(28,098)
Increase in mortgage servicing rights	(69)	(257)	(86)
Realized gain on sale of available-for-sale securities	(627)	(1,284)	(1,342)
Realized gain on sale of assets	—	—	(1,058)
Loss (gain) on disposal of premises and equipment	1	18	(97)
Net change in:
Accrued interest receivable	(414)	(181)	3,305
Other assets	1,270	3,514	(5,770)
Accrued interest payable	3	(3)	(69)
Other liabilities	1,432	1,886	427

Net cash provided by operating activities	18,993	21,637	10,988

Cash flows from investing activities:
Net change in restricted cash	(250)	—	1,000
Purchases of available-for-sale securities	(130,101)	(280,696)	(247,912)
Purchases of held-to-maturity securities	—	(25,709)	(32,178)
Proceeds from sales of available-for-sale securities	131,983	141,379	219,457
Maturities, prepayments and calls of available-for-sale securities	35,381	38,083	48,499
Maturities, prepayments and calls of held-to-maturity securities	14,810	14,601	12,933
Loan originations and principal collections, net	(112,222)	(23,901)	(121,535)
Proceeds from sales of other real estate owned	902	687	85
Proceeds from sales of premises and equipment	1	20	465
Purchases of premises and equipment	(3,641)	(2,684)	(2,622)

Net cash used in investing activities	(63,137)	(138,220)	(121,808)

Cash flows from financing activities:
Net increase in deposits	80,905	64,201	149,064
Payment of Federal Home Loan Bank advances	(10,000)	—	(6,000)
Proceeds from Federal Home Loan Bank stock redemption	62	39	1,000
Proceeds from related party borrowings	—	160	200
Repayment of other borrowings	(145)	(215)	—
Proceeds from issuance of common stock	106	17	442
Dividends paid	(4,390)	(4,389)	(4,405)

Net cash provided by financing activities	66,538	59,813	140,301

Net change in cash and cash equivalents:	22,394	(56,770)	29,481
Cash and cash equivalents at beginning of year	74,189	130,959	101,478

Cash and cash equivalents at end of year	$96,583	$74,189	$130,959

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4,800	$5,546	$5,684
Income taxes	303	356	297
Supplemental schedule of noncash investing and financing activities:
Net change in unrealized gain on held-to-maturity securities, net of tax	(2,896)	160	217
Net change in unrealized gain on available-for-sale securities, net of tax	(3,278)	969	2,434
Other real estate owned transferred from loans, net	2,193	807	603
Other real estate owned transferred to loans, net	(268)	(174)	(540)

The accompanying notes are an integral part of the consolidated financial statements.

BankGuam Holding Company

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Note 1 – Nature of Business

Organization

The accompanying consolidated financial statements include the accounts of BankGuam Holding Company (“the Company”) and its wholly-owned subsidiary, Bank of Guam (“the Bank”). The Company is a Guam corporation organized on October 29, 2010 to act as a holding company of the Bank, a 23-branch bank serving the communities in Guam, the Commonwealth of the Northern Mariana Islands (CNMI), the Federated States of Micronesia (FSM), the Republic of the Marshall Islands (RMI), the Republic of Palau (ROP), and San Francisco, California. On August 15, 2011, the Company acquired all of the outstanding common stock of the Bank in a holding company formation transaction (the “Reorganization”).

Other than holding of the shares of the Bank, the Company conducts no significant activities, although it is authorized, with the prior approval of its principal regulator, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) to engage in a variety of activities related to the business of banking. Currently, substantially all of the Company’s operations are conducted and substantially all of the assets are owned by the Bank, which accounts for substantially all of our consolidated revenues, expenses and operating income. The Bank provides a variety of financial services to individuals, businesses and governments through its branches. The Bank’s headquarters is located in Hagåtña, Guam, and it operates branches located on Guam, the CNMI, the FSM, the RMI, the ROP and the United States of America. Its primary deposit products are demand deposits, savings and time certificate accounts, and its primary lending products are consumer, commercial and real estate loans.

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

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand and balances due from banks, Federal Funds sold, and interest bearing deposits with other banks, all of which mature within ninety days. The Bank is required by the Federal Reserve System to maintain cash reserves against certain of its deposit accounts. At December 31, 2013 and 2012, the required combined reserves totaled approximately $18,613 and $18,066, respectively.

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

To comply with the requirements of FASB ASC Topic 320, formerly Financial Accounting Standards 115 (FAS-115) and applicable regulatory requirements, at the time of purchase, investment securities will be classified and accounted for as either “Available-for-Sale” or “Held-to-Maturity”. Any transfer of investment securities between the “Available-for-Sale” and “Held-to-Maturity” classifications must have the prior written approval of the Board of Directors. The memorandum requesting the Board for approval for such transfer must provide the specific business reason for such transfer, the potential financial implications, and the potential effects of “tainting” the portfolio as a whole as outlined in FASB ASC Topic 320.

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

Mortgage Servicing Rights (MSR)

Mortgage servicing assets, included in other assets in the consolidated statements of financial condition, are recognized separately when rights are acquired through the sale of mortgage loans. Under the servicing assets and liabilities accounting guidance in ASC Topic 860, “Transfers and Servicing”, servicing rights resulting from the sale of loans originated by the Bank are measured at fair value at the date of transfer. The Bank subsequently measures each class of servicing assets using fair value. Under the fair value method, the servicing rights are carried in the statements of financial condition at fair value and the changes in fair value are reported in earnings in the period in which the changes occur. Servicing fee income is recorded as fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal, and are recorded as income when earned.

Loans Held for Investment

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances, adjusted for charge-offs, an allowance for loan losses, and any deferred fees or costs on originated loans, as well as unamortized premiums or discounts on purchased loans, except for certain purchased loans that fall under the scope of ASC Topic 310-30, “Accounting for Loans and Debt Securities Acquired with Deteriorated Credit Quality” (ASC 310-30).

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

The Bank evaluated the portfolio of loans acquired from Wells Fargo Financial in December 2011 (the “Wells Portfolio”), and has elected to account for a portion of those loans under ASC 310-30, “Accounting for Loans and Debt Securities Acquired with Deteriorated Credit Quality”. We account for acquired loans under ASC 310-30 when there is evidence of credit deterioration since their origination and it is probable at the date of acquisition that we would be unable to collect all contractually required payments. The Wells Portfolio loans were recorded at their estimated fair value at the time of acquisition. Fair value of acquired loans was determined using a discounted cash flow model based on assumptions about the amount and timing of principal and interest payments, estimated prepayments, estimated default rates, estimated loss severity in the event of defaults, and current market rates. Estimated credit losses were included in the determination of fair value; therefore, an allowance for loan losses was not recorded on the acquisition date.

The carrying value of the Wells Portfolio is reduced by payments received and increased by the portion of the accretable yield recognized as interest income. These loans were acquired with a loss-sharing arrangement. If the Bank has credit losses, net of recoveries, of greater than 0.50% of the remaining portfolio in any given year, Wells Fargo Financial will cover those net losses in an amount up to $320 thousand per year for five years.

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

Loans Held for Sale

In its normal course of business, the Bank originates mortgage loans held for sale to the Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”). The Bank has elected to measure its residential mortgage loans held for sale at the lower of cost or market. Origination fees and costs are recognized in earnings at the time of origination for newly originated loans held for sale, and the loans are sold to Freddie Mac at par, so there is never a gain or loss reported in earnings.

During the years ended December 31, 2013, 2012 and 2011, the Bank originated and sold approximately $31.5 million, $31.4 million and $28.1 million, respectively, of the above mentioned loans.

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

The Company has evaluated events subsequent to December 31, 2013, through the date that these consolidated financial statements are being filed with the Securities and Exchange Commission.

Note 3 – Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income”, which requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective lines in the entity’s net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a material impact on our consolidated financial condition or results of operations.

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”, which amended its guidance on income taxes to eliminate diversity in the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments clarify whether unrecognized tax benefits should be presented as a liability on the balance sheet or as a reduction of a deferred tax asset. This guidance is effective for interim and annual periods beginning after December 15, 2013. Early adoption is permitted. We plan to adopt this guidance on January 1, 2014, and do not expect that it will have a material impact on our financial statement presentation.

Note 4 – Interest-Bearing Deposits and Restricted Cash

At December 31, 2013, the Company had $64.8 million in interest bearing deposits at other financial institutions, as compared to $32.8 million at December 31, 2012. The weighted average percentage yields on these deposits were 0.25% and 0.41% at December 31, 2013 and 2012, respectively. Interest bearing deposits with financial institutions can be withdrawn by the Bank on demand, and are considered cash equivalents for purposes of the consolidated statements of cash flows.

At December 31, 2013 and 2012, we had $400 thousand and $150 thousand of restricted cash, respectively, held in time deposits that were scheduled to mature within one year, respectively. These deposits are held jointly under the names of Bank of Guam and the Guam Insurance Commissioner, and serve as a bond for the Bank of Guam Trust Department. These amounts are included in the interest-bearing deposits in the preceding paragraph. The weighted average percentage yields on these restricted cash deposits were 0.37% and 0.32% at December 31, 2013 and 2012, respectively.

Note 5 – Investment Securities

The amortized cost and fair value of investment securities, with gross unrealized gains and losses, was as follows:

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
U.S. government agency pool securities	$54,733	$122	$(563)	$54,292
U.S. government agency or GSE mortgage-backed securities	130,411	112	(1,983)	128,540

Total	$185,144	$234	$(2,546)	$182,832

Securities Held-to-Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$32,824	$0	$(515)	$32,309
U.S. government agency pool securities	1,641	24	(12)	1,653
U.S. government agency or GSE mortgage-backed securities	54,524	920	(586)	54,858

Total	$88,989	$944	$(1,113)	$88,820

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$59,923	$360	$(138)	$60,145
U.S. government agency pool securities	73,663	275	(140)	73,798
U.S. government agency or GSE mortgage-backed securities	137,282	2,449	(152)	139,579

Total	$270,868	$3,084	$(430)	$273,522

Securities Held-to-Maturity
U.S. government agency pool securities	$1,966	$45	$(3)	$2,008
U.S. government agency or GSE mortgage-backed securities	56,159	2,054	0	58,213

Total	$58,125	$2,099	$(3)	$60,221

At December 31, 2013 and 2012, investment securities with a carrying value of $170,468 and $142,300, respectively, were pledged to secure various government deposits and other government requirements.

The amortized cost and fair value of investment securities by contractual maturity at December 31, 2013 and 2012, are shown below. Securities not due at a single maturity date, such as agency pool securities and mortgage-backed securities, are shown separately.

	December 31, 2013
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due after one but within five years	$0	$0	$0	$0
Due after five years	0	0	32,824	32,309
U.S. Government agency pool securities	54,733	54,292	1,641	1,653
Mortgage-backed securities	130,411	128,540	54,524	54,858

Total	$185,144	$182,832	$88,989	$88,820

	December 31, 2012
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due after one but within five years	$4,997	$5,035	$0	$0
Due after five years	54,926	55,110	0	0
U.S. Government agency pool securities	73,663	73,798	1,966	2,008
Mortgage-backed securities	137,282	139,579	56,159	58,213

Total	$270,868	$273,522	$58,125	$60,221

For the years ended December 31, 2013, 2012 and 2011, proceeds from sales of available-for-sale securities amounted to $131,983, $141,379 and $219,457, respectively; gross realized gains were $916, $1,332 and $1,574, and gross realized losses were $288, $47 and $232 respectively; gross unrealized gains were $234, $3,084 and $1,387, and gross unrealized losses were $2,546, $430and $200, respectively.

On August 26, 2013, and in accordance with Bank policy and FASB ASC Topic 320, the Board of Directors approved the transfer of ten securities with a total book value of $49 million from our Available-for-Sale (AFS) portfolio to our Held-to-Maturity (HTM) portfolio. These transactions were completed in August 31, 2013. The ten securities transferred from AFS to HTM were comprised of the following: seven Federal National Mortgage Association (FNMA) one-time callable bonds, and three FNMA Delegated Underwriting and Servicing (DUS) bonds.

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of the Bank’s investments, with unrealized losses that are not deemed to be OTTI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2013 and 2012.

	December 31, 2013
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
Securities Available for Sale
U.S. government agency pool securities	(505)	42,298	(58)	4,843	(563)	47,141
U.S. government agency or GSE mortgage-backed securities	(1,957)	108,637	(26)	5,606	(1,983)	114,243

Total	$(2,462)	$150,935	$(84)	$10,449	$(2,546)	$161,384

Securities Held to Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$(515)	$32,309	$0	$0	$(515)	$32,309
U.S. government agency pool securities	$(8)	$304	$(4)	$284	$(12)	$588
U.S. government agency or GSE mortgage-backed securities	(586)	18,770	0	0	(586)	18,770

Total	$(1,109)	$51,383	$(4)	$284	$(1,113)	$51,667

	December 31, 2012
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
Securities Available for Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$(138)	$29,836	$0	$0	$(138)	$29,836
U.S. government agency pool securities	(139)	29,921	(1)	76	(140)	29,997
U.S. government agency or GSE mortgage-backed securities	(136)	25,420	(16)	3,216	(152)	28,636

Total	$(413)	$85,177	$(17)	$3,292	$(430)	$88,469

Securities Held to Maturity
U.S. government agency pool securities	$0	$29	$(3)	$302	$(3)	$331
U.S. government agency or GSE mortgage-backed securities	0	0	0	0	0	0

Total	$0	$29	$(3)	$302	$(3)	$331

The Bank does not believe that the investment securities that were in an unrealized loss position as of December 31, 2013, which comprised a total of 61 securities, were other than temporarily impaired. Specifically, the 61 securities are comprised of the following: 17 Small Business Administration (SBA) Pool securities, 12 mortgage-backed securities issued by Federal National Mortgage Association (FNMA), 6 mortgage-backed security issued by Federal Home Loan Mortgage Corporation (FHLMC), 19 mortgage-backed securities issued by Government National Mortgage Association (GNMA), and 7 U.S. Government Agency securities issued by FNMA.

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

Outstanding loan balances are presented net of unearned income, net deferred loan fees, and unamortized discount and premium totaling $2,213 at December 31, 2013. Loans subject to ASC 310-30 are presented net of the related accretable yield and nonaccretable difference.

The loan portfolio consisted of the following at:

	December 31, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial
Commercial & industrial	$183,364	21.0%	$138,951	18.2%
Commercial mortgage	380,454	43.4%	314,462	41.2%
Commercial construction	697	0.1%	3,908	0.5%

Total commercial	564,515	64.5%	457,321	59.9%
Consumer
Residential mortgage	152,757	17.5%	164,774	21.6%
Home equity	1,039	0.1%	1,211	0.2%
Automobile	7,269	0.8%	8,227	1.1%
Other consumer loans[1]	149,593	17.1%	131,412	17.2%

Total consumer	310,658	35.5%	305,624	40.1%

Gross loans	875,173	100.0%	762,945	100.0%

Deferred fee (income) costs, net	(2,213)		(1,885)
Allowance for loan losses	(12,077)		(12,228)

Loans, net	$860,883		$748,832

[1]	Comprised of other revolving credit, installment, and overdrafts.

At December 31, 2013, total gross loans increased by $112.2 million, to $875.2 million, up from $762.9 million at December 31, 2012. The growth in loans was largely attributed to (i) a $66.0 million increase in commercial mortgage loans, to $380.5 million from $314.5 million, due primarily to an increase in commercial real estate (CRE) loans, predominantly from the California region, (ii) a $44.4 million increase in the commercial and industrial loan category, to $183.4 million from $139.0 million, and (iii) an increase of $18.2 million in the other consumer loan category, to $149.6 million from $131.4 million, primarily due to consumer loan promotions. These were partially offset by (i) a $3.2 million decrease in commercial construction loans, to $697 thousand from $3.9 million, (ii) a $12.0 million decrease in residential mortgage loans, to $152.8 million from $164.8 million, due primarily to paydowns of these loans in the normal course of business, (iii) a reduction of $958 thousand in automobile loans, to $7.3 million from $8.2 million, and (iv) a $172 thousand decline in home equity loans, to $1.0 million from $1.2 million.

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

	December 31, 2013
	ASC 310-30 loans	All other	Total loans
Consumer:
Residential mortgage	$0	$77,168	$77,168
Home equity	0	0	0
Automobile	0	0	0
Other consumer loans	478	0	478

Total consumer	478	77,168	77,646

Gross loans	478	77,168	77,646

Deferred fee (income) costs, net	(0)	(1)	(1)
Allowance for loan losses	(0)	(497)	(497)

Total loans	$478	$76,670	$77,148

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

Our loss migration analysis tracks a certain number of quarters of loan loss history and industry loss factors to determine historical losses by classification category for each loan type, except certain consumer loans. These calculated loss factors are then applied to outstanding loan balances for all loans on accrual designated as “Pass,” “Special Mention,” “Substandard” or “Doubtful” (“classification categories”). Additionally, a qualitative factor that is determined utilizing external economic factors and internal assessments is applied to each homogeneous loan pool. We also conduct individual loan review analyses, as part of the allowance for loan loss allowance allocation process, applying specific monitoring policies and procedures in analyzing the existing loan portfolios.

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

Set forth below is a summary of the Company’s activity in the allowance for loan losses during the years ended:

	December 31,
	2013	2012	2011
	(Dollars in thousands)
Balance, beginning of period	$12,228	$11,101	$9,408
Provision for loan losses	2,095	3,900	4,617
Recoveries on loans previously charged off	1,814	3,294	1,596
Charged off loans	(4,060)	(6,067)	(4,520)

Balance, end of period	$12,077	$12,228	$11,101

The allowance for loan losses for the year ended December 31, 2013, was reduced by $151 thousand from the allowance for loan losses at the end of 2012, based on the Bank’s allowance for loan loss methodology. The decrease in the allowance is primarily due to the improvements in the quality of the overall loan portfolio. As a result of these improvements, including a reduction in classified loans and a decline in delinquency rates, along with management’s reassessment of economic conditions and prospects, the Bank reversed $1.7 million from the allowance in the second quarter of 2013. The allowance for loan losses will change in the future in response to changes in the size, composition and quality of the loan portfolio, as well as periodic reassessments of prospective economic conditions.

Set forth below is information regarding gross loan balances and the related allowance for loan losses, by portfolio type, for the years ended December 31, 2013 and 2012.

	Commercial	Residential Mortgages	Consumer	Total
	(Dollars in thousands)
2013
Allowance for loan losses:
Balance at beginning of year	$6,251	$1,453	$4,524	$12,228
Charge-offs	(470)	(168)	(3,422)	(4,060)
Recoveries	116	143	1,555	1,814
Provision	90	(506)	2,511	2,095

Balance at end of year	$5,987	$922	$5,168	$12,077

Allowance balance at end of year related to:
Loans individually evaluated for impairment	$0	$0	$0	$0

Loans collectively evaluated for impairment	$5,987	$922	$5,168	$12,077

Loan balances at end of year:
Loans individually evaluated for impairment	$10,239	$6,412	$195	$16,846
Loans collectively evaluated for impairment	554,276	147,384	156,667	858,327

Ending Balance	$564,515	$153,796	$156,862	$875,173

2012
Allowance for loan losses:
Balance at beginning of year	$6,654	$318	$4,129	$11,101
Charge-offs	(1,320)	(68)	(4,679)	(6,067)
Recoveries	159	3	3,132	3,294
Provision	758	1,200	1,942	3,900

Balance at end of year	$6,251	$1,453	$4,524	$12,228

Allowance balance at end of year related to:
Loans individually evaluated for impairment	$0	$0	$0	$0

Loans collectively evaluated for impairment	$6,251	$1,453	$4,524	$12,228

Loan balances at end of year:
Loans individually evaluated for impairment	$9,367	$7,242	$234	$16,843
Loans collectively evaluated for impairment	447,954	158,743	139,405	746,102

Ending Balance	$457,321	$165,985	$139,639	$762,945

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

The following table provides a summary of the delinquency status of the Bank’s gross loans by portfolio type:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans Outstanding
	(Dollars in thousands)
2013
Commercial
Commercial & industrial	$159	$191	$217	$567	$182,797	$183,364
Commercial mortgage	201	771	4,659	5,631	374,823	380,454
Commercial construction	0	0	0	0	697	697

Total commercial	360	962	4,876	6,198	558,317	564,515
Consumer
Residential mortgage	10,663	4,742	3,887	19,292	133,465	152,757
Home equity	0	0	0	0	1,039	1,039
Automobile	178	13	13	204	7,065	7,269
Other consumer[1]	2,143	1,215	993	4,351	145,242	149,593

Total consumer	12,984	5,970	4,893	23,847	286,811	310,658

Total	$13,344	$6,932	$9,769	$30,045	$845,128	$875,173

2012
Commercial
Commercial & industrial	$65	$222	$521	$808	$138,143	$138,951
Commercial mortgage	2,050	1,403	5,963	9,416	305,046	314,462
Commercial construction	0	0	0	0	3,908	3,908

Total commercial	2,115	1,625	6,484	10,224	447,097	457,321
Consumer
Residential mortgage	8,705	4,513	5,190	18,408	146,366	164,774
Home equity	0	135	0	135	1,076	1,211
Automobile	314	76	0	390	7,837	8,227
Other consumer [1]	2,389	948	1,187	4,524	126,888	131,412

Total consumer	11,408	5,672	6,377	23,457	282,167	305,624

Total	$13,523	$7,297	$12,861	$33,681	$729,264	$762,945

[1]	Comprised of other revolving credit, installment, and overdrafts.

The Bank’s outstanding loan balances have increased by $112.2 million over the past year and the delinquency rate of 3.4% at December 31, 2013, was 1.0% lower than the rate at December 31, 2012. The primary reason for the decrease was a $3.8 million decline in commercial mortgage delinquencies, and was partially offset by an $749 thousand increase in residential mortgage delinquencies.

Generally, the accrual of interest on a loan is discontinued when principal or interest payments become more than 90 days past due, unless management believes the loan is adequately collateralized and it is in the process of collection. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received, except when the ultimate collectability of principal is probable, in which case interest payments are credited to income. Non-accrual loans may be restored to accrual status when principal and interest become current and full repayment is expected. The following table provides information as of December 31, 2013 and 2012, with respect to loans on non-accrual status, by portfolio type:

	December 31,
	2013	2012
	(Dollars in thousands)
Non-accrual loans:
Commercial
Commercial & industrial	$343	$685
Commercial mortgage	6,344	7,977
Commercial construction	0	0

Total commercial	6,687	8,662
Consumer
Residential mortgage	6,351	7,166
Home equity	62	76
Automobile	0	0
Other consumer[1]	195	234

Total consumer	6,608	7,476

Total non-accrual loans	$13,295	$16,138

[1]	Comprised of other revolving credit, installment, and overdrafts.

The Company classifies its loan portfolios using internal credit quality ratings, as discussed above under Allowance for Loan Losses. The following table provides a summary of loans by portfolio type and the Company’s internal credit quality ratings as of December 31, 2013 and 2012.

	December 31,
	2013	2012	Increase (Decrease)
	(Dollars in thousands)
Pass:
Commercial & industrial	$170,388	$123,046	$47,342
Commercial mortgage	349,906	290,307	59,599
Commercial construction	697	3,908	(3,211)
Residential mortgage	148,825	158,408	(9,583)
Home equity	1,039	1,211	(172)
Automobile	7,256	8,227	(971)
Other consumer	148,757	130,345	18,412

Total pass loans	$826,868	$715,452	$111,416
Special Mention:
Commercial & industrial	$9,571	$3,752	$5,819
Commercial mortgage	20,850	6,839	14,011
Commercial construction	0	0	0
Residential mortgage	0	0	0
Home equity	0	0	0
Automobile	0	0	0
Other consumer	0	0	0

Total special mention loans	$30,421	$10,591	$19,830
Substandard:
Commercial & industrial	$3,360	$12,153	$(8,793)
Commercial mortgage	9,384	17,316	(7,932)
Commercial construction	0	0	0
Residential mortgage	76	370	(294)
Home equity	0	0	0
Automobile	0	0	0
Other consumer	0	26	(26)

Total substandard loans	$12,820	$29,865	$(17,045)
Formula Classified:
Commercial & industrial	$45	$0	$45
Commercial mortgage	314	0	314
Commercial construction	0	0	0
Residential mortgage	3,856	5,996	(2,140)
Home equity	0	0	0
Automobile	13	0	13
Other consumer	836	1,041	(205)

Total formula classified loans	$5,064	$7,037	$(1,973)
Doubtful:
Commercial & industrial	$0	$0	$0
Commercial mortgage	0	0	0
Commercial construction	0	0	0
Residential mortgage	0	0	0
Home equity	0	0	0
Automobile	0	0	0
Other consumer	0	0	0

Total doubtful loans	$0	$0	$0

Total outstanding loans, gross	$875,173	$762,945	$112,228

As the above table indicates, the Company’s total loans approximated $875.2 million at December 31, 2013, up from $762.9 million at December 31, 2012. The disaggregation of the portfolio by risk rating in the table reflects the following changes between December 31, 2012 and December 31, 2013:

•	Loans rated “pass” totaled $826.9 million at December 31, 2013, up from $715.5 million at December 31, 2012, due primarily to the increase of $59.6 million in commercial mortgages and an increase of $47.3 million in commercial & industrial loans. This increase is due to various large loans originated in the California region and in Guam. There was also an increase of $18.4 million in other consumer loans, primarily due to new bookings and promotional programs. These increases were partially offset by a $9.6 million reduction in residential mortgages, which included the downgrade of $2.5 million of loans purchased in 2011 from Wells Fargo Financial to the “formula classified” category. There was also a $3.2 million decrease in commercial construction loans rated as “pass” due to the reclassification of loans that completed construction to commercial mortgage, along with a decrease of $971 thousand in automobile loans due to payoffs and paydowns.

•	The “special mention” category was $19.8 million higher at December 31, 2013, than at December 30, 2012. Special mention commercial mortgages increased by $14.0 million, due primarily to a downgrade of a $10.5 million loan relationship from “pass” and upgrade of a $5.0 million relationship from “substandard.” Commercial & industrial loans increased by $5.8 million, due to the upgrade of a $1.8 million relationship from “substandard” and downgrades of existing accounts from the “pass” category.

•	Loans classified “substandard” decreased by $17.0 million, to $12.8 million, at December 31, 2013, from $29.9 million at December 31, 2012. The decrease was mainly comprised of the commercial & industrial loan category falling by $8.8, million, due to the upgrade of a $3.0 million loan relationship to the “special mention” category and $6.0 million in payoffs and paydowns. Substandard commercial mortgage loans decreased by $7.9 million, due to the upgrade of a $5.6 million relationship to “special mention” and the upgrade of a $1.2 million relationship to “pass.”

•	The “formula classified” category decreased by $2.0 million during the period, resulting primarily from the upgrade of $2.1 million of residential mortgage loans to “pass” and $1.2 million of charge-offs and payoffs, offset by additional loans being transferred into this category during the year.

The allowance for loan losses of $12.1 million was appropriate at December 31, 2013, to cover the increase in the size of portfolio, the decrease in delinquencies and moderately improved economic conditions.

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

The following table sets forth information regarding non-accrual loans and restructured loans, at December 31, 2013 and 2012:

	December 31,
	2013	2012
	(Dollars in thousands)
Impaired loans:
Restructured Loans:
Non-accruing restructured loans	$5,554	$5,970
Accruing restructured loans	3,551	705

Total restructured loans	9,105	6,675
Other non-accruing impaired loans	7,741	10,168
Other accruing impaired loans	0	0

Total impaired loans	$16,846	$16,843

Impaired loans less than 90 days delinquent and included in total impaired loans	$7,967	$6,058

The table below contains additional information with respect to impaired loans, by portfolio type, for the years ended December 31, 2013 and 2012:

	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
December 31, 2013, With no related allowance recorded:
Commercial & industrial	$3,459	$3,646	$3,231	$14
Commercial mortgage	6,780	8,495	7,400	0
Commercial construction	0	0	0	0
Residential mortgage	6,351	6,449	6,594	0
Home equity	61	61	68	0
Automobile	0	0	0	0
Other consumer	195	204	215	0

Total impaired loans with no related allowance	$16,846	$18,855	$17,508	$14

December 31, 2013, With an allowance recorded:
Commercial & industrial	$0	$0	$0	$0
Commercial mortgage	0	0	0	0
Commercial construction	0	0	0	0
Residential mortgage	0	0	0	0
Home equity	0	0	0	0
Automobile	0	0	0	0
Other consumer	0	0	0	0

Total impaired loans with an allowance recorded	$0	$0	$0	$0

December 31, 2012, With no related allowance recorded:
Commercial & industrial	$822	$975	$778	$29
Commercial mortgage	8,545	10,229	10,204	450
Commercial construction	0	0	925	0
Residential mortgage	7,166	7,264	3,313	249
Home equity	76	76	33	2
Automobile	0	0	0	0
Other consumer	234	243	191	8

Total impaired loans with no related allowance	$16,843	$18,787	$15,444	$738

December 31, 2012, With an allowance recorded:
Commercial & industrial	$0	$0	$0	$0
Commercial mortgage	0	0	0	0
Commercial construction	0	0	0	0
Residential mortgage	0	0	0	0
Home equity	0	0	0	0
Automobile	0	0	0	0
Other consumer	0	0	0	0

Total impaired loans with an allowance recorded	$0	$0	$0	$0

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

Troubled Debt Restructurings

In accordance with FASB’s Accounting Standard Update No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring” (ASU No. 2011-02), the Bank had $9.1 million of troubled debt restructurings (TDRs) as of December 31, 2013. The restructured loans recorded with the Bank represent financing receivables, modified for the purpose of alleviating temporary impairments to the borrower’s financial condition. The modifications that the Bank has extended to borrowers have come in the form of a change in the amortization terms, reduction in the interest rate, interest only payments and, in limited cases, a concession to the outstanding loan balance. The workout plan between the borrower and Bank is designed to provide a bridge for the cash flow shortfalls in the near term. As the borrower works through the near term issues, in most cases, the original contractual terms will be reinstated.

At December 31, 2012, the Bank carried $6.7 million of troubled debt restructurings. This increased by $2.4 million, to $9.1 million, by December 31, 2013, due primarily to two additional loans being restructured.

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Year Ended December 31, 2013	Year Ended December 31, 2012
	(Dollars in thousands)
Performing
Residential mortgage	0	$0	$0	$0	$0
Commercial mortgage	6	3,982	3,982	3,552	706
Automobile	0	0	0	0	0
Consumer	0	0	0	0	0

	6	3,982	3,982	3,552	706

Nonperforming
Residential mortgage	0	$0	$0	$0	$0
Commercial mortgage	7	10,120	8,805	5,554	5,970
Automobile	0	0	0	0	0
Consumer	0	0	0	0	0

	7	10,120	8,805	5,554	5,970

Total Troubled Debt Restructurings (TDRs)	13	$14,102	$12,787	$9,106	$6,676

Note 7 – Premises and Equipment

A summary of premises and equipment at December 31, 2013 and 2012 follows:

	December 31, 2013
	Cost	Accumulated Depreciation	Net Book Value
Buildings	$26,954	$(16,725)	$10,229
Furniture and equipment	24,807	(19,404)	5,403
Automobiles and mobile facilities	1,063	(724)	339
Leasehold improvements	4,317	(3,076)	1,241

	57,141	(39,929)	17,212
Construction in progress	1,037	0	1,037

	$58,178	$(39,929)	$18,249

	December 31, 2012
	Cost	Accumulated Depreciation	Net Book Value
Buildings	$27,742	$(16,448)	$11,294
Furniture and equipment	24,489	(20,454)	4,035
Automobiles and mobile facilities	1,056	(906)	150
Leasehold improvements	4,402	(2,936)	1,466

	57,689	(40,744)	16,945
Construction in progress	767	0	767

	$58,456	$(40,744)	$17,712

For the years ended December 31, 2013, 2012 and 2011, depreciation and amortization expense was $3,101, $3,037 and $2,864, respectively.

Note 8 – Other Assets

A summary of other assets at December 31, 2013 and 2012 follows:

	2013	2012
Bank Owned Life Insurance	$10,974	$10,635
Prepaid income tax	409	4,175
Prepaid expenses	4,536	4,311
Prepaid FDIC assessments	0	2,455
Other real estate owned, net (Note 9)	4,610	4,384
Deferred tax asset, net (Note 13)	5,603	3,741
Mortgage servicing rights	1,354	1,285
Other	692	1,324

	$28,178	$32,310

Note 9 – Other Real Estate Owned

Other real estate owned is presented net of an allowance for losses. A summary of the changes in other real estate owned is as follows:

	2013	2012
Balance at beginning of year	$4,384	$4,294
Additions	2,193	807
Sales	(896)	(585)

	5,681	4,516
Write-downs and loss on sale, net	(1,086)	(11)
Change in valuation allowances	15	(121)

Balance at end of year	$4,610	$4,384

A summary of other real estate owned operations, which are included in non-interest expenses, for the years ended December 31, 2013, 2012 and 2011, is as follows:

	2013	2012	2011
Other real estate owned operations, net	$143	$96	$142
Loss (gain) on the sale of the other real estate owned	127	74	103
Write-downs	1,213	(63)	22
Change in valuation allowances	(15)	121	45

Net losses from other real estate owned operations	$1,468	$228	$312

Note 10 – Deposits

A summary of deposits at December 31, 2013 and 2012, follows:

	2013	2012
Non-interest bearing deposits	$321,408	$279,322

Interest bearing deposits:
Demand deposits	127,642	114,650
Regular savings	534,530	481,062
Time deposits:
$100,000 or more	43,299	48,503
Less than $100,000	12,553	11,971
Other interest bearing deposits	144,013	167,032

	862,037	823,218

Total	$1,183,445	$1,102,540

At December 31, 2013, the scheduled maturities of time deposits were as follows:

Year ending December 31,
2014	$53,718
2015	947
2016	534
2017	272
2018 and thereafter	381

$55,852

Note 11 – Borrowings

Federal Home Loan Bank (FHLB) Advances

The Bank has a credit line with the FHLB of Seattle equal to 20% of total assets. At December 31, 2013 and 2012, the Bank had outstanding advances against this credit line under Blanket Agreements for Advances and Security Agreements (“the Agreements”) of $0 and $10,000, respectively. The Agreements enable the Bank to borrow funds from the FHLB to fund mortgage loan programs and to satisfy certain other funding needs. The weighted average rate of interest applicable to the advance was 0% and 3.93% at December 31, 2013 and 2012, respectively.

The value of first lien one-to-four unit mortgage loans and first lien multifamily loans pledged under the Agreements must be maintained at not less than 120% and 125%, respectively, of the advances outstanding.

Other Borrowings

At December 31, 2013 and 2012, the Company had $0 and $145 thousand, respectively, in other borrowed funds with its Board of Directors. The other borrowings outstanding at December 31, 2012, matured in 2013.

Overnight Fed Funds Lines

At December 31, 2013 and 2012, the Bank had $17.0 million in Federal Funds lines of credit available with its correspondent banks. No borrowings were outstanding as of December 31, 2013.

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

The following is a summary of loan transactions with the Board of Directors of the Company and certain of their associated businesses:

	Years Ended December 31,
	2013(1)	2012(1)
	(Dollars in thousands)
Beginning balance	$5,234	$13,551
Undisbursed commitments	154	(0)
New loans granted	376	172
Principal repayments	(724)	(8,489)

Ending balance of term loans	$5,040	$5,234
Year-end balance of revolving accounts	5,751	2,099

Total term loans and revolving accounts	$10,791	$7,333

(1)	There were four new loans of $376 thousand made and outstanding to executive officers who are also directors at December 31, 2013, as compared to December 31, 2012 which reported a new loans of $172 thousand.

Deposits by Board of Directors members and executive officers held by the Bank were $6.9 million and $5.4 million at December 31, 2013 and 2012, respectively.

Note 13 – Income Taxes

The Bank files income tax returns in Guam, the CNMI and the State of California. The Bank is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2008.

The income tax provision includes the following components:

	For the Years
	2013	2012	2011
Government of Guam tax expense (benefit):
Current	$3,995	$3,728	$2,174
Deferred	(232)	(644)	(1,710)
Foreign income taxes (including U.S. income taxes)	317	340	294

Total income tax expense	$4,080	$3,424	$758

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	2013	2012	2011
Statutory Guam income tax rate	34.0%	34.0%	34.0%
Permanent differences	(5.5)%	(6.8)%	(16.6)%
Other	0.8%	1.1%	(5.7)%

Total income tax expense	29.3%	28.3%	11.7%

The difference between effective income tax expense and income tax expense computed at the Guam statutory rate was due to nontaxable interest income earned on loans to the Government of Guam for each of the years ended December 31, 2013, 2012 and 2011.

The components of deferred income taxes are as follows:

	2013	2012	2011
Deferred loan origination fees	$(115)	$(148)	$(24)
Mortgage servicing rights	24	89	34
Loan loss provision	53	(388)	(629)
Deferred rent obligation	(22)	(24)	(28)
Other real estate owned valuation	50	(24)	37
Fixed assets	22	23	(590)
FAS 123R	(7)	(4)	(401)
SERP	(237)	(168)	(109)
Net operating loss	(1,974)	(2,405)	(2,812)
Change in valuation allowance	1,974	2,405	2,812

Deferred tax (benefit) provision	$(232)	$(644)	$(1,710)

The components of the net deferred tax asset are as follows:

	2013	2012
Deferred tax asset:
Allowance for loan losses	$4,164	$4,216
Net operating loss	1,974	2,405
Loan origination fees	765	650
FAS 123R	412	405
Net unrealized loss on securities held-to-maturity	1,108	143
Net unrealized gain on securities available-for-sale	786	0
Deferred rent obligation	262	241
Accruals not currently deductible	512	326

Total deferred tax asset	9,983	8,386
Deferred tax liability:
Fixed assets	(917)	(895)
Net unrealized loss on securities available-for-sale	0	(902)
Mortgage servicing rights	(467)	(443)

Total deferred tax liability	(1,384)	(2,240)
Valuation allowance	(1,974)	(2,405)

Net deferred tax asset	$6,625	$3,741

A valuation allowance of $2.0 million has been provided at December 31, 2013, to reduce the deferred tax asset because, in management’s opinion, it is more likely than not that less than the entire amount will be realized.

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

Under the 2011 Plan, as amended and restated as of July 1, 2012, eligible employees can purchase, through payroll deductions, shares of common stock at a discount. The right to purchase stocks is granted to eligible employees during a period of time that is established from time to time by the Board of Directors of the Company. Eligible employees cannot accrue the right to purchase more than $25 thousand worth of stock at the fair market value at the beginning of each offer period. Eligible employees also may not purchase more than one thousand five hundred (1,500) shares of stock in any one offer period. The shares are purchased at 85% of the fair market price of the stock on the enrollment date. The Bank recognized $21 thousand in compensation expense at December 31, 2013 and $11 thousand at December 31, 2012.

Executive Employment Agreements

The President and the Executive Vice President are employed under separate agreements terminating December 31, 2017, and May 31, 2018, respectively. Under the agreements, the President and the Executive Vice President receive specified base salaries, which are adjusted annually for changes in the U.S. Consumer Price Index, plus an incentive bonus. The President’s and the Executive Vice President’s bonuses are based on profitability, also within a defined limit, subject to adjustments based on the Bank meeting certain performance criteria.

Under a Phantom Stock unit and stock option plan, the President and Executive Vice President may elect to receive up to $100 each in Phantom Stock units in lieu of an equal amount of incentive bonus, as computed in their employment agreements. These non-voting Phantom Stock units may be held for receipt of dividends equal to the dividend rate of the Bank’s common stock, or may be redeemed at a price equal to the market value of the Bank’s common stock. In addition, for each Phantom Stock unit received, the executive employee receives options to purchase three shares of the Bank’s common stock at a price equal to the market value of the stock at the date the options are granted. The redemption of the Phantom Stock or the exercise of the options will result in the forfeiture by the executive employee of any rights under the other. At December 31, 2013 and 2012, there were no Phantom Stock units outstanding under the plan, nor have such units ever been issued as of December 31, 2013.

Senior Vice Presidents’ Employment Agreements

Two Senior Vice Presidents entered into separate five-year employment agreements on April 25, 2016. Under the agreements, they receive specified base salaries and they may receive bonuses, within a defined limit, based on the Bank’s profitability, adjusted by certain Bank performance criteria.

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

One Senior Vice President entered into an employment agreement commencing on August 9, 2013, and terminating on December 31, 2016. Under this agreement, there is a specified base salary and there may be bonuses, within a defined limit, based on the Bank’s profitability, as adjusted by certain Bank performance criteria.

Employee Retirement Savings Plan

The Bank has a 401(k) Plan whereby substantially all employees, with at least one year of continuous service, are eligible to participate in the Plan. The Bank made matching contributions equal to 50 percent of the first six percent of an employee’s compensation contributed to the Plan through February 28, 2008. Effective March 1, 2008, the Bank makes matching contributions equal to 100% of an employee’s deferrals, up to 1% of the employee’s compensation, plus 50% of the employee’s deferrals that exceed 1% but are less than 6% of the employee’s compensation. Previously, matching contributions vested to the employee over a five-year period of service. Effective March 1, 2008, matching contributions become 100% vested to the employee after 2 years of service. For the years ended December 31, 2013, 2012 and 2011, the expense attributable to the Plan was $464, $440 and $368, respectively.

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

The changes in the projected benefit obligation of other benefits under the Plan during 2012 and 2013, its funded status at December 31, 2012 and 2013, and the amounts recognized in the balance sheet at December 31, 2012 and 2013, were as follows:

	At December 31,
	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of period	$772	$318
Service cost	642	454
Interest cost	0	0
Participant contributions	0	0
Plan amendments	0	0
Combination/divestiture/curtailment/settlement/termination	0	0
Actuarial loss/(gain)	0	0
(Benefits paid)	0	0

Benefit obligation at end of period	$1,414	$772

Funded status:
Amounts recognized in the Statement of Financial Condition
Unfunded accrued SERP liability—current	$1,414	$772
Unfunded accrued SERP liability—noncurrent	0	0

Total unfunded accrued SERP liability	$1,414	$772

Net amount recognized in accumulated other comprehensive income
Prior service cost/(benefit)	$0	$0
Net actuarial loss/(gain)	0	0

Total net amount recognized in accumulated other comprehensive income	$0	$0

Accumulated benefit obligation	$1,414	$772

Components of net periodic SERP cost YTD:
Service cost	$642	$454
Interest cost	0	0
Expected return on plan assets	0	0
Amortization of prior service cost/(benefit)	0	0
Amortization of net actuarial loss/(gain)	0	0

Net periodic SERP cost	$642	$454

Recognized in other comprehensive income YTD:
Prior service cost/(benefit)	$0	$0
Net actuarial loss/(gain)	0	0
Amortization of prior service cost/(benefit)	0	0
Amortization of net actuarial loss/(gain)	0	0

Total recognized year to date in other comprehensive income	$0	$0

Assumptions as of December 31,:
Assumed discount rate	4.33%	6.17%
Rate of compensation increase	0%	0%

As of December 31, 2013, $0 benefits are expected to be paid in the next seven years and a total of $554 thousand of benefits are expected to be paid in year 2021. $0 is expected to be recognized in net periodic benefit cost in 2014.

Note 15 – Earnings Per Common Share

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Bank relate solely to outstanding stock options for 2011, and solely to shares for which employees’ funds have been collected but not issued under the Employee Stock Purchase Plan for 2012 and 2013, and are determined using the treasury stock method.

Earnings per common share have been computed based on reported net income and the following share data:

	Years Ended December 31,
	2013	2012	2011
Net income available for common stockholders	$9,868	$8,620	$5,734
Weighted average number of common shares outstanding	8,790	8,779	8,752
Effect of dilutive options	0	1	1,820

Weighted average number of common shares outstanding used to calculate diluted earnings per common share	8,790	8,780	10,572

Income per common share:
Basic	$1.12	$0.98	$0.66

Diluted	$1.12	$0.98	$0.54

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

A summary of financial instruments with off-balance-sheet risk at December 31, 2013 and 2012 is as follows:

	December 31,
	2013	2012
Commitments to extend credit	$121,618	$100,007

Letters of credit:
Standby letters of credit	$47,543	$26,178
Other letters of credit	2,582	3,030

	$50,125	$29,208

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

The Bank considers its standby letters of credit to be guarantees. At December 31, 2013, the maximum undiscounted future payments that the Bank could be required to make was $47,543. All of these arrangements mature within one year. The Bank generally has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized; however, some are unsecured. The Bank had not recorded any liabilities associated with these guarantees at December 31, 2013.

Mortgage loans serviced for others are not included in the accompanying consolidated statements of condition. The unpaid principal balances of mortgage loans serviced for others were $208,599 and $197,391 at December 31, 2013 and 2012, respectively. On December 31, 2013 and 2012, the Bank recorded mortgage servicing rights at their fair value of $1,354 and $1,285, respectively.

The Bank utilizes facilities, equipment and land under various operating leases with terms ranging from 1 to 99 years. Some of these leases include scheduled rent increases. The total amount of the rent is being debited to expense under the straight-line method over the lease terms, in accordance with ASC Topic 840, “Leases”. The Bank has recorded a deferred obligation of $760 and $698 as of December 31, 2013 and 2012, respectively, which has been included within other liabilities, to reflect the excess of rent expense over cash paid on the leases.

At December 31, 2013, annual lease commitments under the above noncancelable operating leases were as follows:

Years ending December 31,
2014	$1,457
2015	1,072
2016	886
2017	697
2018 and thereafter	19,046

$23,158

The Bank leases certain facilities from two separate entities in which two of its directors have separate ownership interests. Lease payments made to these entities during the years ended December 31, 2013, 2012 and 2011 approximated $370, $358 and $351, respectively.

Additionally, the Bank leases office space to third parties, with original lease terms ranging from 3 to 5 years with option periods ranging up to 15 years. At December 31, 2013, minimum future rents to be received under noncancelable operating sublease agreements were $84, $40, $27 and $0 for the years ending December 31, 2014, 2015, 2016 and 2017, respectively.

A summary of rental activities for years ended December 31, 2013, 2012 and 2011, is as follows:

	For the Years Ended December 31,
	2013	2012	2011
Rent expense	$2,343	$2,293	$2,309
Less: sublease rentals	268	257	254

Net rent expense	$2,075	$2,036	$2,055

Contingencies

The Bank is involved in certain legal actions and claims that arise in the ordinary course of business. Management believes that, as a result of its legal defenses and insurance arrangements, none of these matters are expected to pose a material adverse threat to the Bank’s financial position, results of operations or cash flows.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2013 and 2012, the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2013, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables.

There are no conditions or events since the notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of December 31, 2013 and 2012 are also presented in the table.

	Actual Capital		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013:
Total capital (to Risk Weighted Assets)	$108,238	12.53%	$69,114	8.00%	$86,392	10.00%
Tier 1 capital (to Risk Weighted Assets)	$97,563	11.43%	$34,130	4.00%	$51,195	6.00%
Tier 1 capital (to Average Assets)	$97,563	7.60%	$51,320	4.00%	$64,151	5.00%
As of December 31, 2012:
Total capital (to Risk Weighted Assets)	$101,489	13.51%	$60,094	8.00%	$75,118	10.00%
Tier 1 capital (to Risk Weighted Assets)	$92,206	12.43%	$29,676	4.00%	$44,514	6.00%
Tier 1 capital (to Average Assets)	$92,206	7.40%	$49,854	4.00%	$62,317	5.00%

Note 18 – Parent Company Only Information

Condensed Statements of Financial Condition

(Dollars in thousands)

	December 31,
	2013	2012
Assets
Due from subsidiary depository institution	$222	$92
Investment in subsidiary	93,587	94,452
Other assets	3	39

Total assets	$93,812	$94,583

Liabilities and stockholders’ equity
Liabilities	$2	$148
Stockholders’ equity	93,810	94,435

Total liabilities and stockholders’ equity	$93,812	$94,583

Condensed Statements of Income

(Dollars in thousands)

	December 31,
	2013	2012
Dividend income	$4,658	$4,741
Interest expense	0	5
Other expenses	185	230
Equity in undistributed income of subsidiary	5,395	4,114

Net income	$9,868	$8,620

Condensed Statements of Cash Flows

(Dollars in thousands)

	December 31,
	2013	2012
Cash flows from operating activities:
Net income	$9,868	$8,620
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Undistributed (earnings) losses of subsidiary	(5,395)	(4,114)
Net increase (decrease) in other liabilities	0	(13)

Net cash provided by operating activities	4,473	4,493
Cash Flows from Financing Activities:
Cash dividends paid	(4,395)	(4,390)
Net change in other short-term borrowings	(145)	(55)
Proceeds from issuance of common stock	197	0

Net cash used in financing activities	(4,343)	(4,445)

Net change in cash and cash equivalents	130	48
Cash and Cash Equivalents, beginning of period	92	44

Cash and Cash Equivalents, end of period	$222	$92

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

Financial assets measured at fair value on a recurring basis as of December 31, 2013 and 2012, are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2013
U.S. government agency and sponsored enterprise (GSE) debt securities	$0	$0	$0	$0
U.S. government agency pool securities	0	54,292	0	54,292
U.S. government agency of GSE	0	128,540	0	128,540
Other assets:
MSRs	0	0	1,354	1,354

Total assets	$0	$182,832	$1,354	$184,186

December 31, 2012
U.S. government agency and sponsored enterprise (GSE) debt securities	$0	$60,145	$0	$60,145
U.S. government agency pool securities	0	73,798	0	73,798
U.S. government agency of GSE	0	139,579	0	139,579
Other assets:
MSRs	0	0	1,285	1,285

Total assets	$0	$273,522	$1,285	$274,807

There were no liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012.

During the periods ended December 31, 2013, 2012 and 2011, the changes in Level 3 assets measured at fair value on a recurring basis are as follows:

	December 31,
	2013	2012	2011
Beginning balance	$1,285	$1,028	$942
Realized and unrealized net gains:
Included in net income	69	257	86
Included in other comprehensive income	0	0	0
Purchases, sales and issuances
Purchases	(31,546)	(31,391)	(28,098)
Sales	31,546	31,391	28,098
Issuances	0	0	0

Ending balance	$1,354	$1,285	$1,028

There were no transfers in or out of the Bank’s Level 3 financial assets for the periods ended December 31, 2013, 2012 and 2011.

The valuation techniques for assets measured at fair value on a recurring basis are as follows:

Investment Securities

When quoted prices are available in an active market, the Bank classifies the securities within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid U.S. Government debt and equity securities.

If quoted market prices are not available, the Bank estimates fair values using pricing models and discounted cash flows that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, and credit spreads. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include GSE obligations, corporate bonds, and other securities. Mortgage-backed securities are included in Level 2 if observable inputs are available. In certain cases where there is limited activity or less transparency around inputs to the valuation, the Bank would classify those securities in Level 3. At December 31, 2013 and 2012, the Bank did not have any Level 3 securities.

Mortgage Servicing Rights

The fair value measurement of mortgage servicing rights is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques that incorporate assumptions that market participants would use in estimating the fair value of servicing rights. The most important of these assumptions is the interest rate used in discounting the future cash flows into their present value. Other assumptions might include estimates of prepayment speeds, costs to service, escrow account earnings, contractual servicing fee income, prepayment and late fees, among other considerations. Mortgage servicing rights are considered a Level 3 measurement at December 31, 2013 and 2012.

Assets Measured at Fair Value on a Nonrecurring Basis

Under certain circumstances the Bank makes adjustments to fair value for assets and liabilities even though they are not measured at fair value on an ongoing basis. The following table presents the financial instruments carried on the consolidated statements of condition by caption and by level in the fair value hierarchy at December 31, 2013 and 2012, for which a nonrecurring change in fair value has been recorded:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2013
Financial assets:
Loans, net
Impaired loans	$0	$364	$0	$364

Other assets
Other real estate owned	$0	$4,610	$0	$4,610

December 31, 2012
Financial assets:
Loans, net
Impaired loans	$0	$250	$0	$250

Other assets
Other real estate owned	$0	$4,384	$0	$4,384

In accordance with the provisions of loan impairment guidance of ASC Subtopic 310-10-35, individual loans with total carrying values of $394 and $662 at December 31, 2013 and 2012, respectively, were written down to their fair value of $364 and $250, respectively, resulting in impairment charges of $30 and $412, respectively, which were recorded as charge-offs to the allowance for loan losses. Loans subject to write downs are estimated using the appraised value of the underlying collateral, discounted as necessary due to management’s estimates of changes in economic conditions, less estimated costs to sell.

In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of ASC Subtopic 360–10, foreclosed assets with a carrying amount of $4.9 million at December 31, 2013, were written down to their fair value of $3.7 million, resulting in a loss of $1.2 million, which was deducted from earnings for the period. The Bank had foreclosed assets with a carrying amount of $100 at December 31, 2012, which were written down to their fair value of $79, resulting in a loss of $21, which was deducted from earnings for the period. Foreclosed assets subject to write downs is estimated using the appraised value of the underlying collateral, discounted as necessary due to management’s estimates of changes in economic conditions, less estimated costs to sell.

Additionally, the Bank also makes adjustments to nonfinancial assets and liabilities though they are not measured at fair value on an ongoing basis. The Bank does not have nonfinancial assets or liabilities for which a nonrecurring change in fair value has been recorded during the periods ended December 31, 2013 and 2012.

Fair Value of Other Financial Instruments

The estimated fair values of the Bank’s other financial instruments, excluding those assets recorded at fair value on a recurring basis on the Bank’s consolidated statements of condition, are as follows:

	December 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$96,583	$96,583	$74,189	$74,189
Interest bearing deposits with banks	$400	$400	$150	$150
Investment securities held-to-maturity	$88,989	$88,820	$58,125	$60,221
Loans	$875,173	$859,808	$762,945	$746,848
Accrued interest receivable	$4,013	$4,013	$3,599	$3,599
Financial liabilities:
Deposits	$1,183,445	$1,185,531	$1,102,540	$1,107,142
Accrued interest payable	$164	$164	$161	$161
Federal Home Loan Bank advances	$0	$0	$10,000	$10,000

The following methods were used by the Company in estimating fair value for its financial instruments not previously disclosed:

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