Form 10-Q
period 2014-03-31
BankGuam Holding Co
filed 2014-05-12
CIK 1527383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

As of March 31, 2014, the registrant had outstanding 8,807,525 shares of common stock.

BANKGUAM HOLDING COMPANY

FORM 10-Q

QUARTERLY REPORT

PART 1. FINANCIAL INFORMATION	4

Item 1. Condensed Consolidated Financial Statements (Unaudited)	4

Condensed Consolidated Statements of Condition at March 31, 2014, and December 31, 2013	5

Condensed Consolidated Statements of Income for the three months ended March 31, 2014 and 2013	6

Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013	7

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013	9

Notes to Condensed Consolidated Financial Statements	10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 4. Controls and Procedures	46

PART II. OTHER INFORMATION	47

Item 6. Exhibits	47
Signatures	48
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

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may be preceded by, followed by or include the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “is designed to” and similar expressions. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about our business and the environment in which it operates that could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” included elsewhere in this Quarterly Report and as may be updated in filings we make from time to time with the U.S. Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for our fiscal year ended December 31, 2013, and our other Quarterly Reports on Form 10-Q filed by us in fiscal 2013. We have no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or risks, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. New information, future events or risks could cause the forward-looking events we discuss in this Quarterly Report not to occur. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report.

PART I.  FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

The financial statements and the notes thereto begin on the next page.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Condition

(in Thousands, Except Par Value)

	March 31, 2014	December 31, 2013
ASSETS
Cash and due from banks	$21,579	$27,142
Federal Funds sold	5,000	5,000
Interest bearing deposits in banks	114,382	64,441

Total cash and cash equivalents	140,961	96,583
Restricted cash	400	400
Investment securities available for sale, at fair value	245,010	182,832
Investment securities held to maturity, at amortized cost	81,965	88,989
Federal Home Loan Bank stock, at cost	2,098	2,098
Loans, net of allowance for loan losses (3/31/14: $12,458 and 12/31/13: $12,077)	882,529	860,883
Accrued interest receivable	4,479	4,013
Premises and equipment, net	18,230	18,249
Goodwill	783	783
Other assets	28,665	28,178

Total assets	$1,405,120	$1,283,008

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$338,356	$321,408
Interest bearing	964,024	862,037

Total deposits	1,302,380	1,183,445
Accrued interest payable	160	164
Borrowings	0	0
Other liabilities	7,148	5,544

Total liabilities	1,309,688	1,189,153

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock $0.2083 par value; 48,000 shares authorized; 8,840 and 8,834 shares issued and 8,808 and 8,802 shares outstanding at 3/31/14 and 12/31/13, respectively	1,841	1,840
Additional paid-in capital	15,471	15,435
Retained earnings	82,602	81,570
Accumulated other comprehensive income	(4,192)	(4,700)

	95,722	94,145
Common stock in treasury, at cost (32 shares)	(290)	(290)

Total stockholders’ equity	95,432	93,855

Total liabilities and stockholders’ equity	$1,405,120	$1,283,008

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Income

(Dollar and Share Amounts in Thousands, Except Per Share Data)

	Three months ended March 31,
	2014	2013
Interest income:
Loans	$14,938	$13,849
Investment securities	1,248	1,368
Federal Funds sold	2	2
Deposits with banks	43	57

Total interest income	16,231	15,276

Interest expense:
Time deposits	54	58
Savings deposits	1,121	1,287
Other borrowed funds	0	80

Total interest expense	1,175	1,425

Net interest income	15,056	13,851
Provision for loan losses	900	975

Net interest income, after provision for loan losses	14,156	12,876
Non-interest income:
Service charges and fees	1,109	1,009
Investment securities gains	0	207
Income from merchant services	529	533
Income from cardholders	107	515
Wire transfer fees	168	162
Trustee fees	53	120
Other income	502	473

Total non-interest income	2,468	3,019

Non-interest expenses:
Salaries and employee benefits	6,517	5,514
Occupancy	1,673	1,573
Furniture and equipment	1,530	1,638
Professional Services	473	331
Insurance	418	415
Contract Services	368	330
Telecommunications	366	382
Federal Deposit Insurance Corporation assessment	256	276
Stationery & supplies	198	182
Education	126	235
Other real estate owned	5	904
General, administrative and other	1,692	1,428

Total non-interest expenses	13,622	13,208

Income before income taxes	3,002	2,687
Income tax expense	875	762

Net income	$2,127	$1,925

Earnings per share:
Basic	$0.24	$0.22

Diluted	$0.24	$0.22

Dividends declared per share	$0.125	$0.125

Basic weighted average shares	8,802	8,783

Diluted weighted average shares	8,802	8,787

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in Thousands)

	Three months ended March 31,
	2014	2013
Net income	$2,127	$1,925

Other comprehensive income components, net of tax effects:
Unrealized holding gain (loss) on available-for-sale securities arising during the period	488	(241)
Reclassification for gains (loss) realized on available-for-sale securities	0	(207)
Net change in unrealized holding loss on held-to-maturity securities during the period	20	34

Total other comprehensive gain (loss) income	508	(414)

Comprehensive income	$2,635	$1,511

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

(Dollar Amounts in Thousands)

	Number of Shares	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income/(loss)	Retained Earnings	Treasury Stock	Total
Balances, December 31, 2013	8,802,115	$1,840	$15,435	$(4,700)	$81,570	$(290)	$93,855
Comprehensive income:
Net income		0	0	0	2,127	0	2,127
Change in accumulated other comprehensive income:
Unrealized loss on available-for-sale securities		0	0	508	0	0	508
Common stock issued under Employee Stock Option Plan	5,410	1	36	0	5	0	42
Cash dividends on common stock		0	0	0	(1,100)	0	(1,100)

Balances, March 31, 2014	8,807,525	$1,841	$15,471	$(4,192)	$82,602	$(290)	$95,432

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Cash Flows

(in Thousands)

	Three months ended March 31,
	2014	2013
Cash flows from operating activities:
Net income:	$2,127	$1,925
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	900	975
Depreciation and amortization	858	714
Amortization of fees, discounts and premiums	545	616
Write-down and gain on sales of other real estate owned, net	(13)	(13)
Proceeds from sales of loans held for sale	6,044	10,462
Origination of loans held for sale	(6,044)	(10,462)
(Increase) decrease in mortgage servicing rights	(63)	(20)
Realized gain on sale of available-for-sale securities	0	(207)
Net change in:
Accrued interest receivable	(466)	(238)
Other assets	(979)	1,333
Accrued interest payable	(3)	9
Other liabilities	1,603	137

Net cash provided by operating activities	4,509	5,231

Cash flows from investing activities:
Purchases of available-for-sale securities	(69,681)	(44,755)
Proceeds from sales of available-for-sale securities	0	52,162
Maturities, prepayments and calls of available-for-sale securities	7,549	10,956
Maturities, prepayments and calls of held-to-maturity securities	6,942	4,516
Loan originations and principal collections, net	(22,287)	(40,157)
Proceeds from sales of other real estate owned	308	205
Purchases of premises and equipment	(840)	(401)

Net cash used in investing activities	(78,009)	(17,474)

Cash flows from financing activities:
Net increase in deposits	118,935	71,123
Payment of Federal Home Loan Bank advances	0	(10,000)
Proceeds from Federal Home Loan Bank stock redemption	0	20
Proceeds from other borrowings	0	0
Repayment of other borrowings	0	(105)
Proceeds from issuance of common stock	43	4
Dividends paid	(1,100)	(1,098)

Net cash provided by financing activities	117,878	59,944

Net change in cash and cash equivalents:	44,378	47,701
Cash and cash equivalents at beginning of period	96,583	74,189

Cash and cash equivalents at end of period	$140,961	$121,890

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,175	$1,425
Income taxes	$51	$77
Supplemental schedule of noncash investing and financing activities:
Net change in unrealized loss on held-to-maturity securities, net of tax	$20	$34
Net change in unrealized (gain) loss on available-for-sale securities, net of tax	$488	$(448)
Other real estate owned transferred from loans, net	$259	$439
Other real estate owned transferred to loans, net	$0	$0

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

Note 2 – Summary of Significant Accounting Policies and Recent Accounting Pronouncements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all footnotes that would be required for a full presentation of financial position, results of operations, changes in cash flows and comprehensive income in accordance with generally accepted accounting principles in the United States (“GAAP”). However, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of our management, are necessary for a fair presentation of our financial position and our results of operations for the interim periods presented. The condensed consolidated statement of condition as of March 31, 2014, was derived from the Company’s audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

These unaudited condensed consolidated financial statements have been prepared on a basis consistent with prior periods, and should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2013, and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 on March 17, 2014.

Our consolidated financial position at March 31, 2014, and the consolidated results of operations for the three month period ended March 31, 2014, are not necessarily indicative of what our financial position will be as of December 31, 2014, or of the results of our operations that may be expected for the full year ending December 31, 2014.

The Company has evaluated events through the date at which these unaudited condensed consolidated financial statements are being filed with the Securities and Exchange Commission, for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

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

In January 2014 the FASB issued ASU 2014-04, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure” which clarifies the timing of when a creditor is considered to have taken physical possession of residential real estate collateral for a consumer mortgage loan, resulting in the reclassification of the loan receivable to real estate owned. A creditor has taken physical possession of the property when either (1) the creditor obtains legal title through foreclosure, or (2) the borrower transfers all interests in the property to the creditor via a deed in lieu of foreclosure or a similar legal agreement. The Update also requires disclosure of the amount of foreclosed residential real estate property held by the creditor and the recorded investment in residential real estate mortgage loans that are in process of foreclosure. This guidance is effective for interim and annual periods beginning after December 15, 2014. We plan to adopt this guidance on January 1, 2015, and do not expect that it will have a material impact on our financial statement presentation.

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”, which amended its guidance on income taxes to eliminate diversity in the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments clarify whether unrecognized tax benefits should be presented as a liability on the balance sheet or as a reduction of a deferred tax asset. This guidance is effective for interim and annual periods beginning after December 15, 2013. Early adoption is permitted. We adopted this guidance on January 1, 2014, and it did not have a material impact on our financial statement presentation.

Note 3 – Earnings Per Common Share

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to shares subscribed but not yet issued in 2014 under the Employee Stock Purchase Plan, and are reported as dilutive options.

Earnings per common share have been computed based on reported net income and the following share data:

	For the Three Months Ended March 31,
	2014	2013
Net income available for common stockholders	$2,127	$1,925
Weighted average number of common shares outstanding	8,802	8,783
Effect of dilutive options	0	4

Weighted average number of common shares outstanding used to calculate diluted earnings per common share	8,802	8,787

Income per common share:
Basic	$0.24	$0.22

Diluted	$0.24	$0.22

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

Note 4 – Investment Securities

The amortized cost and fair value of investment securities, with gross unrealized gains and losses, follows:

	March 31, 2014
	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Securities Available for Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$25,310	$(14)	$0	$25,296
U.S. government agency pool securities	51,674	(698)	118	51,094
U.S. government agency or GSE mortgage-backed securities	169,856	(1,484)	248	168,620

Total	$246,840	$(2,196)	$366	$245,010

Securities Held to Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$27,959	$(35)	$176	$28,100
U.S. government agency pool securities	1,607	(12)	25	1,620
U.S. government agency or GSE mortgage-backed securities	52,399	(409)	1,012	53,002

Total	$81,965	$(456)	$1,213	$82,722

	December 31, 2013
	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Securities Available for Sale
U.S. government agency pool securities	$54,733	$(563)	$122	$54,292
U.S. government agency or GSE mortgage-backed securities	130,411	(1,983)	112	128,540

Total	$185,144	$(2,546)	$234	$182,832

Securities Held to Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$32,824	$(515)	$0	$32,309
U.S. government agency pool securities	1,641	(12)	24	1,653
U.S. government agency or GSE mortgage-backed securities	54,524	(586)	920	54,858

Total	$88,989	$(1,113)	$944	$88,820

At March 31, 2014, and December 31, 2013, investment securities with a carrying value of $190.2 million and $170.5 million, respectively, were pledged to secure various government deposits and other public requirements.

The amortized cost and fair value of investment securities by contractual maturity at March 31, 2014, and December 31, 2013, are shown below. Securities not due at a single maturity date, such as agency pool securities and mortgage-backed securities, are shown separately.

	March 31, 2014
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due after one but within five years	$25,310	$25,296	$0	$0
Due after five years	0	0	27,959	28,100
U.S. Government agency pool securities	51,674	51,094	1,607	1,620
Mortgage-backed securities	169,856	168,620	52,399	53,002

Total	$246,840	$245,010	$81,965	$82,722

	December 31, 2013
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due after one but within five years	$0	$0	$0	$0
Due after five years	0	0	32,824	32,309
U.S. Government agency pool securities	54,733	54,292	1,641	1,653
Mortgage-backed securities	130,411	128,540	54,524	54,858

Total	$185,144	$182,832	$88,989	$88,820

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2014, and December 31, 2013.

	March 31, 2014
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
Securities Available for Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$(14)	$5,986	$0	$0	$(14)	$5,986
U.S. government agency pool securities	(233)	11,479	(465)	30,051	(698)	41,530
U.S. government agency or GSE mortgage-backed securities	(1,432)	112,188	(52)	9,891	(1,484)	122,079

Total	$(1,679)	$129,653	$(517)	$39,942	$(2,196)	$169,595

Securities Held to Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$(35)	$4,643	$0	$0	$(35)	$4,643
U.S. government agency pool securities	(4)	169	(8)	415	(12)	584
U.S. government agency or GSE mortgage-backed securities	(239)	10,925	(170)	7,433	(409)	18,358

Total	$(278)	$15,737	$(178)	$7,848	$(456)	$23,585

	December 31, 2013
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
Securities Available for Sale
U.S. government agency pool securities	$(505)	$42,298	$(58)	$4,843	$(563)	$47,141
U.S. government agency or GSE mortgage-backed securities	(1,957)	108,637	(26)	5,606	(1,983)	114,243

	$(2,462)	$150,935	$(84)	$10,449	$(2,546)	$161,384

Securities Held to Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$(515)	$32,309	$0	$0	$(515)	$32,309
U.S. government agency pool securities	(8)	304	(4)	284	(12)	588
U.S. government agency or GSE mortgage-backed securities	(586)	18,770	0	0	(586)	18,770

Total	$(1,109)	$51,383	$(4)	$284	$(1,113)	$51,667

The investment securities that were in an unrealized loss position as of March 31, 2014, which comprised a total of 58 securities, were not other-than-temporarily impaired. Specifically, the 58 securities are comprised of the following: 18 Small Business Administration (SBA) Pool securities, 21 mortgage-backed securities issued by the Government National Mortgage Association (GNMA), 14 mortgage-backed securities and 1 U.S. Government Agency Bond issued by the Federal National Mortgage Association (FNMA) , 3 mortgage-backed securities issued by the Federal Home Loan Corporation (FHLMC), and 1 U.S. Government Agency Bond issued by the Federal Home Loan Bank (FHLB).

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

During the three months ended March 31, 2014, the Bank has originated approximately $6.0 million and sold approximately $6.0 million.

Mortgage Servicing Rights

Mortgage loans serviced for others are not included in the accompanying condensed consolidated statements of condition. The unpaid principal balances of mortgage loans serviced for others were $211.5 million and $208.6 million at March 31, 2014, and December 31, 2013, respectively.

We sometimes retain mortgage servicing rights on mortgage loans that we sell. Such rights represent the net positive cash flows generated from the servicing of such mortgage loans and we recognize such rights as assets on our statements of financial condition based on their estimated fair values. We receive servicing fees, less any subservicing costs, on the unpaid principal balances of such mortgage loans. Those fees are collected from the monthly payments made by the mortgagors or from the proceeds of the sale or foreclosure and liquidation of the underlying real property collateralizing the loans. At March 31, 2014 and December 31, 2013, mortgage servicing rights totaled $1.42 million and $1.35 million, respectively, and are included in other assets in the accompanying consolidated statements of condition.

The Bank accounts for mortgage servicing rights at fair value with changes in fair value recorded in the consolidated statements of income.

Loans

Outstanding loan balances are presented net of unearned income, deferred loan fees, and unamortized discount and premium. Loans subject to ASC 310-30 are presented net of the related accretable yield and nonaccretable difference.

The loan portfolio consisted of the following at:

	March 31, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial
Commercial & industrial	$194,936	21.7%	$183,364	21.0%
Commercial mortgage	386,586	43.1%	380,454	43.4%
Commercial construction	1,340	0.1%	697	0.1%

Total commercial	582,862	64.9%	564,515	64.5%
Consumer
Residential mortgage	149,803	16.7%	152,757	17.5%
Home equity	1,008	0.1%	1,039	0.1%
Automobile	9,568	1.1%	7,269	0.8%
Other consumer loans [1]	153,869	17.2%	149,593	17.1%

Total consumer	314,248	35.1%	310,658	35.5%

Gross loans	897,110	100.0%	875,173	100.0%

Deferred fee income, net	(2,123)		(2,213)
Allowance for loan losses	(12,458)		(12,077)

Loans, net	$882,529		$860,883

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

At March 31, 2014, total gross loans increased by $21.9 million to $897.1 million from $875.2 million at December 31, 2013. The increase in loans was largely attributed to a $18.4 million increase in commercial loans to $582.9 million at March 31, 2014, from $564.5 million at December 31, 2013. The increase in commercial loans was due to the $11.6 million growth in the commercial & industrial loan portfolio, supplemented by the $6.1 million increase in commercial mortgage loans and the $643 thousand increase in commercial construction loans. There was a $3.6 million increase in consumer loans to $314.2 million at March 31, 2014, up from $310.7 million at December 31, 2013. The increases in consumer loans were due to the $4.3 million rise in other consumer loans and the $2.3 million increase in automobile loans, with this latter increase due to new dealer loan bookings and promotional programs.

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

Set forth below is a summary of the Bank’s activity in the allowance for loan losses during the three months ended March 31, 2014, and the year ended December 31, 2013:

	Three Months Ended March 31, 2014	Year Ended December 31, 2013
	(Dollars in thousands)
Balance, beginning of period	$12,077	$12,228
Provision for loan losses	900	2,095
Recoveries on loans previously charged off	449	1,814
Charged off loans	(968)	(4,060)

Balance, end of period	$12,458	$12,077

Set forth below is information regarding loan balances and the related allowance for loan losses, by portfolio type, for the three-month period ended March 31, 2014, and the year ended December 31, 2013, respectively.

	Commercial	Residential Mortgages	Consumer	Total
	(Dollars in thousands)
Three Months Ended March 31, 2014
Allowance for loan losses:
Balance at beginning of quarter	$5,987	$922	$5,168	$12,077
Charge-offs	(158)	(18)	(792)	(968)
Recoveries	155	2	292	449
Provision	265	(211)	846	900

Balance at end of quarter	$6,249	$695	$5,514	$12,458

Allowance balance at end of quarter related to:
Loans individually evaluated for impairment	$0	$0	$0	$0

Loans collectively evaluated for impairment	$6,249	$695	$5,514	$12,458

Loan balances at end of quarter:
Loans individually evaluated for impairment	9,970	7,666	157	17,793
Loans collectively evaluated for impairment	572,892	143,145	163,280	879,317

Ending Balance	$582,862	$150,811	$163,437	$897,110

Year Ended December 31, 2013
Allowance for loan losses:
Balance at beginning of year	$6,251	$1,453	$4,524	$12,228
Charge-offs	(470)	(168)	(3,422)	(4,060)
Recoveries	116	143	1,555	1,814
Provision	90	(506)	2,511	2,095

Balance at end of year	$5,987	$922	$5,168	$12,077

Allowance balance at end of year related to:
Loans individually evaluated for impairment	$0	$0	$0	$0

Loans collectively evaluated for impairment	$5,987	$922	$5,168	$12,077

Loan balances at end of year:
Loans individually evaluated for impairment	$10,239	$6,412	$195	$16,846
Loans collectively evaluated for impairment	554,276	147,384	156,667	858,327

Ending Balance	$564,515	$153,796	$156,862	$875,173

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

Credit Quality

The following table provides a summary of the delinquency status of the Bank’s loans by portfolio type:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans Outstanding
	(Dollars in thousands)
March 31, 2014
Commercial
Commercial & industrial	$1,758	$64	$284	$2,106	$192,830	$194,936
Commercial mortgage	1,058	301	993	2,352	384,234	386,586
Commercial construction	0	0	0	0	1,340	1,340

Total commercial	2,816	365	1,277	4,458	578,404	582,862
Consumer
Residential mortgage	14,540	5,105	3,804	23,449	126,354	149,803
Home equity	56	0	0	56	952	1,008
Automobile	98	10	0	108	9,460	9,568
Other consumer [1]	2,654	992	1,096	4,742	149,127	153,869

Total consumer	17,348	6,107	4,900	28,355	285,893	314,248

Total	$20,164	$6,472	$6,177	$32,813	$864,297	$897,110

December 31, 2013
Commercial
Commercial & industrial	$159	$191	$217	$567	$182,797	$183,364
Commercial mortgage	201	771	4,659	5,631	374,823	380,454
Commercial construction	0	0	0	0	697	697

Total commercial	360	962	4,876	6,198	558,317	564,515
Consumer
Residential mortgage	10,663	4,742	3,887	19,292	133,465	152,757
Home equity	0	0	0	0	1,039	1,039
Automobile	178	13	13	204	7,065	7,269
Other consumer [1]	2,143	1,215	993	4,351	145,242	149,593

Total consumer	12,984	5,970	4,893	23,847	286,811	310,658

Total	$13,344	$6,932	$9,769	$30,045	$845,128	$875,173

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

Generally, the accrual of interest on a loan is discontinued when principal or interest payments become more than 90 days past due, unless management believes the loan is adequately collateralized and is in the process of collection. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received, except when the ultimate collectability of principal is probable, in which case interest payments are credited to income. Non-accrual loans may be restored to accrual status when principal and interest become current and full repayment is expected. The following table provides information as of March 31, 2014, and December 31, 2013, with respect to loans on non-accrual status, by portfolio type:

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Non-accrual loans:
Commercial
Commercial & industrial	$338	$343
Commercial mortgage	6,121	6,344
Commercial construction	0	0

Total commercial	6,459	6,687
Consumer
Residential mortgage	6,913	6,351
Home equity	57	62
Automobile	0	0
Other consumer [1]	157	195

Total consumer	7,127	6,608

Total non-accrual loans	$13,586	$13,295

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

The Bank classifies its loan portfolios using internal credit quality ratings, as discussed above under Allowance for Loan Losses. The following table provides a summary of loans by portfolio type and the Bank’s internal credit quality ratings as of March 31, 2014, and December 31, 2013.

	March 31, 2014	December 31, 2013	Increase (Decrease)
	(Dollars in thousands)
Pass:
Commercial & industrial	$183,612	$170,388	$13,224
Commercial mortgage	358,312	349,906	8,406
Commercial construction	1,340	697	643
Residential mortgage	145,144	148,825	(3,681)
Home equity	1,008	1,039	(31)
Automobile	9,568	7,256	2,312
Other consumer	152,951	148,757	4,194

Total pass loans	$851,935	$826,868	$25,067
Special Mention:
Commercial & industrial	$7,632	$9,571	$(1,939)
Commercial mortgage	18,197	20,850	(2,653)
Commercial construction	0	0	0
Residential mortgage	0	0	0
Home equity	0	0	0
Automobile	0	0	0
Other consumer	0	0	0

Total special mention loans	$25,829	$30,421	$(4,592)
Substandard:
Commercial & industrial	$3,580	$3,360	$220
Commercial mortgage	9,988	9,384	604
Commercial construction	0	0	0
Residential mortgage	334	76	258
Home equity	0	0	0
Automobile	0	0	0
Other consumer	0	0	0

Total substandard loans	$13,902	$12,820	$1,082
Formula Classified:
Commercial & industrial	$111	$45	$66
Commercial mortgage	89	314	(225)
Commercial construction	0	0	0
Residential mortgage	4,325	3,856	469
Home equity	0	0	0
Automobile	0	13	(13)
Other consumer	919	836	83

Total formula classified loans	$5,444	$5,064	$380
Doubtful:
Commercial & industrial	$0	$0	$0
Commercial mortgage	0	0	0
Commercial construction	0	0	0
Residential mortgage	0	0	0
Home equity	0	0	0
Automobile	0	0	0
Other consumer	0	0	0

Total doubtful loans	$0	$0	$0

Total outstanding loans, gross	$897,110	$875,173	$21,937

As the above table indicates, the Bank’s total loans approximated $897.1 million at March 31, 2014, up from $875.2 million at December 31, 2013. The disaggregation of the portfolio by risk rating in the table reflects the following changes between March 31, 2014, and December 31, 2013:

•	Loans rated “pass” increased by $25.1 million to $851.9 million at March 31, 2014, up from $826.9 million at December 31, 2013. The increase is primarily in commercial & industrial loans, which grew by $13.2 million, and commercial mortgage loans, which increased by $8.4 million. This is due to various large loans originated in the California region and in Guam. There was also an increase of $4.2 million in other consumer loans and $2.3 million more in automobile loans. The increases were primarily due to new dealer loan bookings and promotional programs. These were offset by a decrease in residential mortgages, which fell by $3.7 million due to loan payoffs and paydowns.

•	The “special mention” category was $4.6 million lower at March 31, 2014 than at December 31, 2013. This is attributed to a drop in special mention commercial mortgage loans of $2.7 million, which was due to the upgrade of two loan relationship totaling $6.2 million from “special mention”: to “pass”. In addition, “special mention” commercial & industrial loans decreased by $1.9 million as a result of $2.1 million in loan payoffs and the downgrade of a $234 thousand loan relationship from “special mention” to “substandard”.

•	Loans classified “substandard” increased by $1.1 million to $13.9 million at March 31, 2014, from $12.8 million at December 31, 2013. The increase was mainly in commercial mortgage loans due to the downgrade of a $400 thousand loan relationship from “pass” to “substandard” and two loan relationships totaling $436 thousand from “special mention” to “substandard”. Additionally, “substandard” residential mortgage loans increased by $258 thousand due to the reclassification of a $261 thousand loan relationship from “pass” to “substandard”. Lastly, “substandard” commercial & industrial loans increased by $220 thousand due to the downgrade of a $234 thousand loan relationship from “special mention” to “substandard”.

•	The “formula classified” category increased by $380 thousand, primarily due to additional residential mortgage loans falling into this category.

•	There were no loans classified as “doubtful” at either March 31, 2014, or December 31, 2013.

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

The following table sets forth information regarding non-accrual loans and restructured loans, at March 31, 2014, and December 31, 2013:

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Impaired loans:
Restructured loans:
Non-accruing restructured loans	$5,394	$5,554
Accruing restructured loans	4,207	3,551

Total restructured loans	9,601	9,105
Other non-accruing impaired loans	8,192	7,741
Other accruing impaired loans	0	0

Total impaired loans	$17,793	$16,846

Impaired loans less than 90 days delinquent and included in total impaired loans	$12,888	$7,967

The table below contains additional information with respect to impaired loans, by portfolio type, for the years ended March 31, 2014, and December 31, 2013:

	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
March 31, 2014, With no related allowance recorded:
Commercial & industrial	$3,442	$3,629	$3,448	$20
Commercial mortgage	6,528	8,274	6,642	0
Commercial construction	0	0	0	0
Residential mortgage	7,609	7,725	7,458	(264)
Home equity	57	57	58	0
Automobile	0	0	0	0
Other consumer	157	166	180	0

Total impaired loans with no related allowance	$17,793	$19,851	$17,786	$(244)

March 31, 2014, With an allowance recorded:
Commercial & industrial	$0	$0	$0	$0
Commercial mortgage	0	0	0	0
Commercial construction	0	0	0	0
Residential mortgage	0	0	0	0
Home equity	0	0	0	0
Automobile	0	0	0	0
Other consumer	0	0	0	0

Total impaired loans with an allowance recorded	$0	$0	$0	$0

December 31, 2013, With no related allowance recorded:
Commercial & industrial	$3,459	$3,646	$3,231	$14
Commercial mortgage	6,780	8,495	7,400	0
Commercial construction	0	0	0	0
Residential mortgage	6,351	6,449	6,594	0
Home equity	61	61	68	0
Automobile	0	0	0	0
Other consumer	195	204	215	0

Total impaired loans with no related allowance	$16,846	$18,855	$17,508	$14

December 31, 2013, With an allowance recorded:
Commercial & industrial	$0	$0	$0	$0
Commercial mortgage	0	0	0	0
Commercial construction	0	0	0	0
Residential mortgage	0	0	0	0
Home equity	0	0	0	0
Automobile	0	0	0	0
Other consumer	0	0	0	0

Total impaired loans with an allowance recorded	$0	$0	$0	$0

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

Troubled Debt Restructurings

In accordance with FASB’s Accounting Standard Update No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring” (ASU No. 2011-02), the Bank had $9.6 million of troubled debt restructurings (TDRs) as of March 31, 2014. The restructured loans recorded with the Bank have been modified for the purpose of alleviating temporary impairments to the borrower’s financial condition. The modifications that the Bank has extended to borrowers have come in the form of a change in the amortization terms, reduction in the interest rate, and interest-only payments. The workout plan between the borrower and the Bank is designed to provide a bridge for cash flow shortfalls in the near term. As the borrower works through the near term issues, in most cases, the original contractual terms will be reinstated.

Additional information regarding performing and nonperforming TDRs at March 31, 2014 and December 31, 2013 is set forth in the following table:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Performing
Residential mortgage	4	$705	$705	$696	$0
Commercial mortgage	6	3,982	3,982	3,511	3,551
Automobile	0	0	0	0	0
Consumer	0	0	0	0	0

Total performing TDRs	10	4,687	4,687	4,207	3,551

Nonperforming
Residential mortgage	0	$0	$0	$0	$0
Commercial mortgage	7	10,120	8,805	5,394	5,554
Automobile	0	0	0	0	0
Consumer	0	0	0	0	0

Total nonperforming TDRs	7	10,120	8,805	5,394	5,554

Total Troubled Debt Restructurings (TDRs)	17	$14,807	$13,492	$9,601	$9,105

Note 6 – Commitments and Contingencies

Leases

The Bank utilizes facilities, equipment and land under various operating leases with terms ranging from 1 to 99 years. Some of these leases include scheduled rent increases. The total amount of the rent is being charged to expense on the straight-line method over the lease terms in accordance with ASC Topic 840 “Leases”. The Bank has recorded a deferred obligation of $775 thousand and $760 thousand as of March 31, 2014, and December 31, 2013, respectively, which is included within other liabilities, to reflect the excess of rent expense over cash paid on the leases.

At March 31, 2014, annual lease commitments under the above non-cancelable operating leases were as follows:

Period ending December 31,
2014	$1,714
2015	1,503
2016	1,167
2017	879
2018	674
Thereafter	17,785

Total	$23,722

The Bank leases certain facilities from two separate entities in which two of its directors have separate ownership interests. Lease payments made to these entities during the three months ended March 31, 2014, and the twelve months ended December 31, 2013, approximated $93 thousand and $370 thousand, respectively.

Additionally, the Bank leases office space to third parties, with original lease terms ranging from 3 to 5 years and option periods ranging up to 15 years. At March 31, 2014, minimum future rents to be received under non-cancelable operating sublease agreements were $196, $70 and $52 thousand for the periods ending December 31, 2014, 2015 and 2016, respectively.

A summary of rental activities for the three-month periods ended March 31, 2014, and March 31, 2013, is as follows:

	March 31, 2014	March 31, 2013
Rent expense	$604	$583
Less: sublease rentals	68	67

Net rent expense	$536	$516

Litigation, Claims and Assessments

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of March 31, 2014, and December 31, 2013, the Bank met all capital adequacy requirements to which it is subject.

As of March 31, 2014, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.

There are no conditions or events since the notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of March 31, 2014, and December 31, 2013, are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2014:
Total capital (to Risk Weighted Assets)	$109,668	12.28%	$71,439	8.00%	$89,299	10.00%
Tier 1 capital (to Risk Weighted Assets)	$98,633	11.18%	$35,278	4.00%	$52,917	6.00%
Tier 1 capital (to Average Assets)	$98,633	7.18%	$54,952	4.00%	$68,690	5.00%
At December 31, 2013:
Total capital (to Risk Weighted Assets)	$108,238	12.53%	$69,114	8.00%	$86,392	10.00%
Tier 1 capital (to Risk Weighted Assets)	$97,563	11.43%	$34,130	4.00%	$51,195	6.00%
Tier 1 capital (to Average Assets)	$97,563	7.60%	$51,320	4.00%	$64,151	5.00%

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

A summary of financial instruments with off-balance-sheet risk at March 31, 2014, and December 31, 2013, is as follows:

	March 31, 2014	December 31, 2013
Commitments to extend credit	$162,426	$121,618

Letters of credit:
Standby letters of credit	$47,930	$47,543
Other letters of credit	4,692	2,582

Total	$52,622	$50,125

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

The Bank considers its standby and other letters of credit to be payment guarantees. At March 31, 2014, the maximum undiscounted future payments that the Bank could be required to make for all outstanding letters of credit were $52.6 million. All of these arrangements mature within one year. The Bank has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized; however, several are unsecured. The Bank had not recorded any liabilities associated with these guarantees at March 31, 2014.

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

A valuation allowance of $2.0 million has been provided at March 31, 2014, to reduce the deferred tax asset because, in management’s opinion, it is more likely than not that less than the entire amount will be realized. The portion of the deferred tax asset with valuation allowance is attributable to a net operating loss carry forward from the Bank’s California operations. The benefit of the net operating loss has already been realized as a result of the Guam income tax code.

The difference between the effective income tax expense and the income tax expense computed at the Guam statutory rate was due to nontaxable interest income earned on loans to the Government of Guam for each of the years ended December 31, 2013 and 2012.

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

Financial assets measured at fair value on a recurring basis as of March 31, 2014, and December 31, 2013, are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At March 31, 2014
U.S. government agency and sponsored enterprise (GSE) debt securities	$0	$25,296	$0	$25,296
U.S. government agency pool securities	0	51,094	0	51,094
U.S. government agency or GSE	0	168,620	0	168,620
Other assets:
MSRs	0	0	1,417	1,417

Total assets	$0	$245,010	$1,417	$246,427

At December 31, 2013
U.S. government agency and sponsored enterprise (GSE) debt securities	$0	$0	$0	$0
U.S. government agency pool securities	0	54,292	0	54,292
U.S. government agency or GSE	0	128,540	0	128,540
Other assets:
MSRs	0	0	1,354	1,354

Total assets	$0	$182,832	$1,354	$184,186

There were no liabilities measured at fair value on a recurring basis as of March 31, 2014, and December 31, 2013.

During the periods ended March 31, 2014, and December 31, 2013, the changes in Level 3 assets measured at fair value on a recurring basis are as follows:

	MSRs
	March 31, 2014	December 31, 2013
Beginning balance	$1,354	$1,285
Realized and unrealized net gains:
Included in net income	63	69
Included in other comprehensive income	0	0
Purchases, sales and issuances
Purchases	(6,044)	(31,546)
Sales	6,044	31,546
Issuances	0	0

Ending balance	$1,417	$1,354

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

The MSRs are priced with a discount rate composed of two components: a risk-free rate plus a risk premium. Future servicing income is assumed to be received on active loans in line with the outstanding balance each month, multiplied by the difference between the parent and investor interest rates (the “spread”). For most of the mortgage loans serviced, the spread is 0.375%. We have discounted income net of expenses and tax for each month of the projection. We used a yield curve built up using the Capital Asset Pricing Model (“CAPM”) approach. We have used a risk-free rate based on U.S. Federal Government zero coupon bond yields at the valuation date (with a term appropriate to the future income from the loan portfolio), an assumed risk premium of 6.0% per annum and a beta of 1.0.

There were no transfers into or out of the Bank’s Level 3 financial assets for the periods ended March 31, 2014, and December 31, 2013.

Fair Value on a Nonrecurring Basis

Under certain circumstances, the Bank makes adjustments to fair value for assets and liabilities even though they are not measured at fair value on an ongoing basis. The following table presents the financial instruments carried on the consolidated statements of condition by caption and by level in the fair value hierarchy at March 31, 2014, and December 31, 2013, for which a nonrecurring change in fair value has been recorded:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2014
Loans, net
Impaired loans	$0	$482	$0	$482

Other assets
Other real estate owned	$0	$4,574	$0	$4,574

December 31, 2013
Loans, net
Impaired loans	$0	$364	$0	$364

Other assets
Other real estate owned	$0	$4,610	$0	$4,610

In accordance with the provisions of loan impairment guidance of ASC Subtopic 310-10-35, individual loans with total carrying values of $394 thousand at December 31, 2013, were written down to their fair value of $364 thousand, resulting in an impairment charge of $30 thousand which was recorded as a charge-off to the allowance for loan losses. During the quarter ending March 31, 2014, two loans with a combined carrying value of $514 thousand were written down by $32 thousand to a fair value of $482 thousand. The fair value of loans subject to write downs is estimated using the appraised value of the underlying collateral, discounted as necessary due to management’s estimates of changes in economic conditions, less the estimated costs of selling the assets.

In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of ASC Subtopic 360–10, foreclosed assets with a carrying amount of $4.9 million at December 31, 2013, were written down to their fair value of $3.7 million, resulting in a loss of $1.2 million for the period. During the quarter ending March 31, 2014, the Bank added three foreclosed properties to other real estate owned (OREO) totaling $259 thousand, which was offset by the sale of four properties totaling $295 thousand. OREO losses for the period, resulting from two small sale deficiencies write downs, amounted to slightly under $1 thousand, resulting in a quarter ending OREO balance of $4.6 million. Other real estate owned balances subject to write-downs are estimated using the appraised value of the underlying collateral, discounted as necessary due to management’s estimates of changes in economic conditions, less the estimated costs to sell the assets.

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

If quoted market prices are not available, the Bank estimates fair values using pricing models and discounted cash flows that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, and credit spreads. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include U.S. GSE obligations, corporate bonds, and other securities. Mortgage-backed securities are included in Level 2 if observable inputs are available. In certain cases where there is limited activity or less transparency around inputs to the valuation, the Bank would classify those securities in Level 3. At March 31, 2014, and December 31, 2013, the Bank did not have any Level 3 securities.

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

Fair Value of Other Financial Instruments

The estimated fair values of the Bank’s other financial instruments, excluding those assets recorded at fair value on a recurring basis on the Bank’s consolidated statements of condition, are as follows:

	March 31, 2014
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$140,961	$140,961
Interest bearing deposits with banks	400	400
Investment securities held to maturity	81,965		82,722
Loans	882,529	—	—	873,591

Total	$1,105,855	$141,361	$82,722	$873,591

Financial liabilities:
Deposits	$1,302,380	$—	$1,299,178	$—

Total	$1,302,380	$—	$1,299,178	$—

	December 31, 2013
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$96,583	$96,583
Interest bearing deposits with banks	400	400
Investment securities held to maturity	88,989		88,820
Loans	860,883	—	—	859,808

Total	$1,046,855	$96,983	$88,820	$859,808

Financial liabilities:
Deposits	$1,183,445	$—	$1,185,531	$—

Total	$1,183,445	$—	$1,185,531	$—

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

Summary of Operating Results

The following table provides unaudited comparative information with respect to our results of operations for the three-month periods ended March 31, 2014 and 2013, respectively:

(unaudited)	Three months ended March 31,
(dollars in thousands)	2014 Amount	2013 Amount	% Change
Interest income	$16,231	$15,276	6.3%
Interest expense	1,175	1,425	(17.5)%

Net interest income	15,056	13,851	8.7%
Provision for loan losses	900	975	(7.7)%

Net interest income after provision for loan losses	14,156	12,876	9.9%
Total non-interest income	2,468	3,019	(18.3)%
Total non-interest expense	13,622	13,208	3.1%

Net income before income taxes	3,002	2,687	11.7%
Provision for income taxes	875	762	14.8%

Net income	$2,127	$1,925	9.1%

Net income per common share
Basic	$0.24	$0.22
Diluted	$0.24	$0.22

As the above table indicates, our net income increased in the three months ended March 31, 2014, as compared to the corresponding period in 2013. In the three months ended March 31, 2014, we recorded net income after taxes of $2.1 million, an increase of $176 thousand (or 9.1%) as compared to the same period in 2013. These results were most significantly impacted by: (i) much higher net interest income, which increased by $1.2 million, partially offset by a decrease of $551 thousand in non-interest income; (ii) an increase of $414 thousand in non-interest expense; and, (iii) higher total income tax expenses, which increased by $139 thousand. This increase in non-interest expenses in the three months ended March 31, 2014, as compared to the same period in 2013, was largely attributed to: (i) an increase in salaries and employee benefits expenses, which went up by $1.0 million; (ii) an increase of $264 thousand in general, administrative and other expenses; (iii) an increase of $142 thousand in professional services expenses; and, (iv) a $100 thousand increase in occupancy expenses. These increases were partially offset by: (i) a reduction of $635 thousand in general, administrative and other expenses; (ii) a $109 thousand drop in education expenses; and, (iii) a $108 thousand decrease in furniture and equipment expenses.

The following table shows the increase in our net interest margin and indicates the impact that the increase in our operating results in the three months ended March 31, 2014, had on our annualized returns on average assets and average equity during that period, as compared to the first three months of 2013:

	Three months ended March 31,
	2014	2013
Net interest margin	4.60%	4.61%
Return on average assets	0.61%	0.66%
Return on average equity	8.88%	8.84%

Critical Accounting Policies

The Company’s significant accounting policies are set forth in Note 2 in the Notes to the Company’s Annual Report on Form 10-K for 2013 filed with the SEC on March 17, 2014, and Note 2 of Item 1 in this report. Our unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and general practices in the banking industry. Certain of those accounting policies are considered critical accounting policies because they require us to make assumptions and judgments regarding circumstances or trends that could affect the carrying values of our material assets, such as assumptions regarding economic conditions or trends that could impact our ability to fully collect our outstanding loans or ultimately realize the carrying values of certain of our other assets, such as securities that are available for sale. If adverse changes were to occur in the events, trends or other circumstances on which our assumptions or judgments have been based, or other unanticipated events were to happen that might affect our operating results, it could become necessary under GAAP for us to reduce the carrying values of the affected assets on our Statement of Condition. In addition, because reductions in the carrying values of assets are sometimes effectuated by or require charges to income, such reductions also may have the effect of reducing our income. The following is a brief description of the Company’s current accounting policies involving significant valuation judgments:

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

The following table sets forth our interest income, interest expense and net interest income, and our annualized net interest margin for the three-month periods ended March 31, 2014 and 2013, respectively:

	Three months ended March 31,
(dollars in thousands)	2014 Amount	2013 Amount	% Change
Interest income	$16,231	$15,276	6.3%
Interest expense	1,175	1,425	(17.5)%

Net interest income	$15,056	$13,851	8.7%

Net interest margin	4.60%	4.61%	(0.01)%

Net interest income increased by 8.7% for the three months ended March 31, 2014, as compared to the corresponding period in 2013.

For the three months ended March 31, 2014, net interest income rose by $1.2 million as compared to the same period in 2013. Total interest income increased by $955 thousand, principally because of a $1.1 million increase in interest earned on loans, partially offset by a $120 thousand decrease in interest income from securities investments. The increase in interest income was reinforced by a $250 thousand decrease in total interest expense that was predominantly due to a decrease of $166 thousand in the interest paid on savings deposits, supplemented by an $80 thousand decrease in interest paid on other borrowed funds.

As indicated in the above table, our net interest margin for the three months ended March 31, 2014, was 4.60%, a decrease of 0.01% from the 4.61% margin during the first quarter of 2013.

Average Balances

Distribution, Rate and Yield

The following table sets forth information regarding our average balance sheet, annualized yields on interest earning assets and interest rates on interest-bearing liabilities, the interest rate spread and the interest rate margin for the three month period ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2014	2014	2013	2013	2013
(dollars in thousands)	Average balance	Interest earned/paid	Average yield/rate	Average balance	Interest earned/paid	Average yield/rate
Interest earning assets:
Short term investments[1]	$111,488	$45	0.16%	$107,204	$59	0.22%
Investment securities[2]	308,962	1,248	1.62%	313,492	1,368	1.75%
Loans[3]	887,985	14,938	6.73%	780,795	13,849	7.09%

Total interest earning assets	1,308,435	16,231	4.96%	1,201,491	15,276	5.09%
Non-interest earning assets	66,138			67,266

Total Assets	$1,374,573			$1,268,757
Interest-bearing liabilities:
Interest-bearing checking accounts	$129,872	36	0.11%	$116,455	67	0.23%
Money market and savings accounts	754,158	1,090	0.58%	692,503	1,224	0.71%
Certificates of deposit	50,361	49	0.39%	55,865	54	0.39%
Other borrowings	0	0	0.0%	6,680	80	4.79%

Total interest-bearing liabilities	934,391	1,175	0.50%	871,503	1,425	0.65%
Non-interest-bearing liabilities	345,513			301,930

Total Liabilities	1,279,904			1,173,433
Stockholders’ equity	94,669			95,324

Total Liabilities and Stockholders’ equity	$1,374,573			$1,268,757

Net interest income		$15,056			$13,851

Interest rate spread			4.46%			4.43%

Net interest margin			4.60%			4.61%

(¹)	Short term investments consist of federal funds sold and interest-bearing deposits that we maintain with other financial institutions.
(2)	Includes all investment securities in the Available-for-Sale and the Held-to-Maturity classifications.
(3)	Loans include the average balance of non-accrual loans.

For the three months ended March 31, 2014, our total average earning assets increased by $106.9 million as compared to the same period in 2013, attributed almost entirely to the $107.2 million increase in our average loan portfolio, supplemented by the $4.3 million increase in average short term investments, but partially offset by the $4.5 million decrease in our investment securities portfolio. The overall year-over-year growth in our average earning assets was the result of sustained growth in our deposit base. In the same three month period ended March 31, 2014, average interest-bearing liabilities increased by $62.9 million, primarily based upon a net increase of $69.6 million average total deposits, which was comprised of an increase in average interest-bearing checking accounts by $13.4 million and an increase in average interest-bearing money market and savings accounts by $61.7 million, partially offset by a $5.5 million decrease in interest-bearing certificates of deposit. The net increase of interest-bearing deposits was partially offset by a decrease of $6.7 million in other borrowings. The increase of $43.6 million in non-interest bearing liabilities resulted in an overall increase of $106.5 million in average total liabilities. During the first quarter of 2014, average stockholders’ equity decreased by $655 thousand.

Our net interest rate spread increased by 0.02% and our net interest margin decreased by 0.01% in the three months ended March 31, 2014, as compared to the same period in 2013. The increase in our interest rate spread is primarily attributed to the 0.36% decrease in the yield on our loan portfolio, and the 0.13% decrease in our investment securities yields, leading to a 0.13% decrease in our yield on total interest earning assets, coupled with a decrease of 0.15% in our cost of total interest-bearing liabilities, which was primarily due to a 0.13% decrease in our interest rates associated with money market and savings accounts and the payoff of other borrowings, augmented by a 0.12% decrease in the interest rate that we paid on interest-bearing checking accounts. The 0.01% decrease in our net interest margin resulted from the 8.70% increase in our net interest income not keeping pace with the 8.90% increase in our total interest earning assets.

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

If management determines that it is necessary to increase the allowance for loan losses, a provision for loan losses is taken from current income and assigned to the allowance. For the three-month period ended March 31, 2014, the Bank’s provision for loan losses was $900 thousand, which was $75 thousand less than during the corresponding period of 2013. Management believes that the provision for loan losses was sufficient to provide for the incremental adjustment to the risk of loss inherent with the increase in the average loan portfolio by $107.2 million, from $780.8 million for the three months ended March 31, 2013, to $888.0 million for the three months ended March 31, 2014, primarily due to an improvement in the quality of the portfolio as reflected by reduced charge-offs. By comparison, we recorded net loan charge-offs of $449 thousand for the three month period ended March 31, 2014, and the allowance for loan losses at March 31, 2014, stood at $12.5 million or 1.39% of total gross loans outstanding as of the balance sheet date. See “Analysis of Allowance for Loan Losses” in the Financial Condition Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Non-Interest Income

The table below represents the major components of non-interest income and the changes therein for the three-month periods ended March 31, 2014 and 2013.

	Three months ended March 31,
(dollars in thousands)	2014 amount	2013 amount	Amount change	Percent change
Service charges and fees	$1,109	$1,009	$100	9.9%
Investment securities gains, net	0	207	(207)	(100.0)%
Income from merchant services	529	533	(4)	(0.8)%
Income from cardholders	107	515	(408)	(79.2)%
Wire transfer fees	168	162	6	3.7%
Trustee fees	53	120	(67)	(55.8)%
Other income	502	473	29	6.1%

Total non-interest income	$2,468	$3,019	$(551)	(18.3)%

For the three months ended March 31, 2014, non-interest income totaled $2.5 million, which represented a decrease of $551 thousand as compared to the same period in 2013. The decline is primarily attributed to the $408 thousand decrease in income from cardholders as a result of a reduction in the incentive payments that we receive for card issuance and activity, combined with increases in the costs of authorization fees and our card rewards program. Investment securities gains decreased from $207 thousand to zero due to adverse changes in market interest rates, partially offset by a $100 thousand increase in service charges and fees.

Non-interest Expense

The table below represents the major components of non-interest expense and the changes for the three-month periods ended March 31, 2014 and 2013.

	Three months ended March 31,
(dollars in thousands)	2014 amount	2013 amount	Amount change	Percent change
Salaries and employee benefits	$6,517	$5,514	$1,003	18.2%
Occupancy	1,673	1,573	100	6.4%
Furniture and equipment	1,530	1,638	(108)	(6.6)%
Professional services	473	331	142	42.9%
Insurance	418	415	3	0.7%
Contract services	368	330	38	11.5%
Telecommunications	366	382	(16)	(4.2)%
FDIC insurance expense	256	276	(20)	(7.2)%
Stationery & supplies	198	182	16	8.8%
Education	126	235	(109)	(46.4)%
Other real estate owned	5	904	(899)	(99.4)%
General, administrative and other expense	1,692	1,428	264	18.5%

Total non-interest expense	$13,622	$13,208	$414	3.1%

For the three months ended March 31, 2014, non-interest expense totaled $13.6 million, which represented a $414 thousand increase as compared to the same period in 2013. The increase is largely attributed to the $1.0 million increase in salaries and employee benefits, the $264 thousand increase in general, administrative and other expenses, the $142 thousand increase in professional services expense and the $100 thousand increase in occupancy expense, primarily offset by the $899 thousand decrease in other real estate owned expenses, the $109 thousand drop in education expense and the $108 thousand reduction in furniture and equipment expense. The $1.0 million increase in salaries and employee benefits was due to normal, recurring merit increases in salaries, an increase in the number of full-time equivalent employees needed to accommodate the rise in the size of the Bank and increases associated with the benefit packages provided to employees. The increase in general, administrative and other expenses primarily resulted from increases in special professional services expenses, provision for OREO losses expenses and donation expenses. The increase in professional services expense was largely due to the engagement of a specialized auditing firm to perform the internal audit of our credit portfolio. The increase in occupancy expense was due to higher depreciation and rental costs. The decrease in other real estate owned expenses was due to large OREO expense associated with a nonrecurring write-down in the first quarter of 2013. The 46.4% plunge in education expense occurred because of costs during the first quarter of 2013 for relationship banking training and a one-time expenditure in implementing a new on-line training system did not recur this year. The reduction in furniture and equipment expense was primarily due to a $100 thousand reduction in computer maintenance expense.

Income Tax Expense

For the three months ended March 31, 2014, the Bank recorded income tax expenses of $875 thousand. This compares to the $762 thousand in income tax expenses recorded for the corresponding period in 2013, and the increase is the result of the Bank’s $315 thousand rise in overall pre-tax profits as compared to the same period in 2013.

Financial Condition

Assets

As of March 31, 2014, total assets were $1.41 billion, an increase of 9.5% from the $1.28 billion at December 31, 2013. This increase is largely attributed to the $62.2 million rise in our available-for-sale securities, the $44.4 million jump in our total cash and cash equivalents, and our $21.6 million increase in net loans, attenuated by a decrease of $7.0 million in held-to-maturity securities. Other assets grew by $487 thousand and accrued interest receivable climbed by $466 thousand. The jump in total cash and cash equivalents was the result of a $49.9 million increase in interest-bearing deposits in banks, offset by a $5.6 million decrease in cash and due from banks. The $122.1 million increase in total assets was funded by an increase of $118.9 million in total deposits and a $1.6 million increase in other liabilities, and resulted in a $1.6 million increase in stockholders’ equity.

Interest-Earning Assets

The following table sets forth the composition of our interest-earning assets at March 31, 2014, as compared to December 31, 2013:

(dollars in thousands)	March 31, 2014	December 31, 2013	Variance
Interest-earning deposits with financial institutions	$114,782	$64,841	$49,941
Federal Funds sold	5,000	5,000	0
Federal Home Loan Bank stock, at cost	2,098	2,098	0
Investment securities available for sale	245,010	182,832	62,178
Investment securities held to maturity	81,965	88,989	(7,024)
Loans (net of allowances of $12,458 and $12,077 and deferred fees of $2,123 and $2,213)	882,529	860,883	21,646

Total interest-earning assets	$1,331,384	$1,204,643	$126,741

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

A summary of the balances of loans at March 31, 2014, and December 31, 2013, follows:

	March 31, 2014		December 31, 2013
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial
Commercial & industrial	$194,936	21.7%	$183,364	21.0%
Commercial mortgage	386,586	43.1%	380,454	43.4%
Commercial construction	1,340	0.1%	697	0.1%

Total commercial	582,862	64.9%	564,515	64.5%
Consumer
Residential mortgage	149,803	16.7%	152,757	17.5%
Home equity	1,008	0.1%	1,039	0.1%
Automobile	9,568	1.1%	7,269	0.8%
Other consumer loans [1]	153,869	17.2%	149,593	17.1%

Total consumer	314,248	35.1%	310,658	35.5%

Gross loans	897,110	100.0%	875,173	100.00%

Deferred fee (income) costs, net	(2,123)		(2,213)
Allowance for loan losses	(12,458)		(12,077)

Loans, net	$882,529		$860,883

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

At March 31, 2014, total gross loans increased by $21.9 million to $897.1 million, up from $875.2 million at December 31, 2013. The increase in loans is largely attributed to an $18.4 million increase in commercial loans to $582.9 million at March 31, 2014, from $564.5 million at December 31, 2013. The increase in total commercial loans was due to the $11.6 million growth in the commercial & industrial loan portfolio, supplemented by the $6.1 million increase in commercial mortgage loans and the $643 thousand rise in commercial construction loans. There was a $3.6 million increase in consumer loans, to $314.2 million at March 31, 2014, up from $310.7 million at December 31, 2013. The increase in consumer loans was due to a $4.3 million increase in other consumer loans and a $2.3 million increase in automobile loans.

At March 31, 2014, loans outstanding were comprised of approximately 64.75% variable rate loans and 35.25% fixed rate loans.

Since it first opened in 1972, the Bank has expanded its operations and its branch network, first in Guam, then in the other islands of our region and in San Francisco, California. In the interests of enhancing performance and stability through market and industry diversification, the Bank has increased its focus on growth in the San Francisco area in recent years, adding personnel with experience and expertise in the Bay Area. The following table provides figures for loans in the Bank’s administrative regions for the years ending December 31, 2012 and 2013, and the quarter ending March 31, 2014:

	At December 31,		At March 31,
	2012	2013	2014
Guam	$498,728	$550,380	$566,208
Commonwealth of the Northern Mariana Islands	$65,703	$66,252	$65,200
The Freely Associated States of Micronesia *	$40,618	$41,030	$40,273
California	$143,783	$203,221	$210,848

Total	$748,832	$860,883	$882,529

*	The Freely Associated States are comprised of the Federated States of Micronesia (Chuuk, Kosrae, Pohnpei and Yap), the Republic of Palau and the Republic of the Marshall Islands.

As the table indicates, the Bank’s total loans increased by 2.5% during the first quarter of 2014 and by 15.0% during 2013. By way of comparison, loans in the California region increased by 3.8% during the first quarter of 2014 and by 41.3% during 2013. While the Bank’s overall loan portfolio continues to grow, the California region accounted for over half of that growth during 2013, and more than a third of loan growth for the three months ended March 31, 2014, providing continued support for the expansion of the Bank.

Interest Earning Deposits and Investment Securities

In the current lending environment and in order to maintain sufficient liquidity in the ordinary course of business, the Bank maintained $114.8 million in interest earning deposits with financial institutions at March 31, 2014, an increase of $49.9 million, or 77.0%, from the $64.8 million in such deposits at December 31, 2013. From December 31, 2013, to March 31, 2014, the Bank’s combined investment portfolio increased by $55.2 million, or 20.1%, from $273.9 million to $329.1 million. The investment portfolio growth was comprised of a $62.2 million rise in available for sale securities, which increased by 34.0%, from $182.8 million to $245.0 million, offset by a $7.0 million decrease in held to maturity securities, which declined by 7.9%, from $89.0 million to $82.0 million. The combined increase in interest earning deposits with financial institutions and loans of $71.6 million, or 7.7%, was supported by to an increase of $118.9 million in deposits.

Nonperforming Loans and Other Nonperforming Assets

Nonperforming loans consist of (i) loans on non-accrual status because we have ceased accruing interest on these loans; (ii) loans 90 days or more past due and still accruing interest; and, (iii) restructured loans. Other nonperforming assets consist of real estate properties (OREO) that have been acquired through foreclosure or similar means and which management intends to offer for sale. Loans are placed on non-accrual status when, in the opinion of management, the full and timely collection of principal or interest is in doubt. Generally, the accrual of interest is discontinued when principal or interest payment becomes 90 days past due, unless the loan is adequately collateralized and the loan is in the process of collection. When a loan is placed in non-accrual status, accrued but unpaid interest is reversed against current income. Subsequently, when payments are received on such loans, the amounts are applied to reduce principal, except when the ultimate collectability of principal is probable, in which case accrued loans may be restored to accrual status when principal and interest becomes current and full repayment is expected. Interest income is recognized on an accrual basis for impaired loans not meeting the non-accrual criteria.

The following table contains information regarding our nonperforming assets as well as restructured loans as of March 31, 2014, and December 31, 2013.

(dollars in thousands)	March 31, 2014	December 31, 2013
Non-accrual loans:
Commercial & industrial	$338	$343
Commercial mortgage	6,121	6,344
Commercial construction	0	0
Residential mortgage	6,913	6,351
Home equity	57	62
Automobile	0	0
Other consumer	157	195

Total nonaccrual loans:	$13,586	$13,295
Loans past due 90 days and still accruing:
Commercial & industrial	$90	$23
Commercial mortgage	232	0
Commercial construction	0	0
Residential mortgage	542	45
Home equity	0	0
Automobile	0	13
Other consumer	962	826

Total loans past due 90 days and still accruing	$1,826	$907

Total nonperforming loans	$15,412	$14,202
Other real estate owned (OREO):
Commercial real estate	$2,999	$2,923
Residential real estate	1,575	1,687

Total other real estate owned	$4,574	$4,610
Other nonperforming assets:
Other assets owned	$0	$0
Asset backed security	0	0

Total other nonperforming assets	0	0

Total nonperforming assets	$19,986	$18,812

Restructured loans:
Accruing loans	$4,207	$3,551
Non-accruing loans (included in nonaccrual loans above)	5,394	5,554

Total restructured loans	$9,601	$9,105

The above table indicates that nonperforming loans increased by $1.2 million during the three months ended March 31, 2014, which resulted primarily from the increase in loans past due 90 days and still accruing by $919 thousand to $1.8 million, up from $907 thousand at December 31, 2013. This increase is largely attributed to the $497 thousand increase in the residential mortgage category. In addition, non-accrual loans rose by $291 thousand, to $13.6 million, up from $13.3 million at December 31, 2013.

At March 31, 2014, the Bank’s largest nonperforming loans consist of two commercial loan relationships in the amount of $4.9 million, both of which are located in Guam and secured by real estate. These loans were placed on non-accrual due to deficiencies in their cash flow to service the monthly loan payments and meet operating expenses. At this time, management believes that the allowance for loan losses is adequate to cover these loans; however, should property values deteriorate, additional write-downs or additional provisions may be necessary.

Analysis of Allowance for Loan Losses

The Allowance for Loans Losses was $12.5 million, or 1.39% of outstanding gross loans as of March 31, 2014, as compared to $12.1 million or 1.38% of outstanding gross loans at December 31, 2013.

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

The following table summarizes the changes in our allowance for loan losses.

(dollars in thousands)	Commercial	Residential Mortgages	Consumer	Total
Three Months Ended March 31, 2014
Allowance for loan losses:
Balance at beginning of quarter	$5,987	$922	$5,168	$12,077
Charge offs	(158)	(18)	(792)	(968)
Recoveries	155	2	292	449
Provision	265	(211)	846	900

Balance at end of quarter	$6,249	$695	$5,514	$12,458

Allowance balance at March 31, 2014, related to:
Loans individually evaluated for impairment	$0	$0	$0	$0

Loans collectively evaluated for impairment	$6,249	$695	$5,514	$12,458

Loan balances at March 31, 2014:
Loans individually evaluated for impairment	9,970	7,666	157	17,793
Loans collectively evaluated for impairment	572,892	143,145	163,280	879,317

Total	$582,862	$150,811	$163,437	$897,110

At December 31, 2013
Allowance for loan losses:
Loans individually evaluated for impairment	$0	$0	$0	$0

Loans collectively evaluated for impairment	$5,987	$922	$5,168	$12,077

Loan balances at December 31, 2013:
Loans individually evaluated for impairment	$10,239	$6,412	$195	$16,846
Loans collectively evaluated for impairment	554,276	147,384	156,667	858,327

Total	$564,515	$153,796	$156,862	$875,173

Total Cash and Cash Equivalents

Total cash and cash equivalents were $141.0 million and $96.6 million at March 31, 2014, and December 31, 2013, respectively. This balance, which is comprised of cash and due from bank balances, federal funds sold and interest-bearing deposits that we maintain at other financial institutions (including the Federal Reserve Bank of San Francisco) will vary depending on daily cash settlement activities, the amount of highly liquid assets needed based on known events such as the repayment of borrowings, and actual cash on hand in the Bank’s branches. The increase in the balance during the period was primarily due to an increase of $118.9 million in total deposits, supplemented by a $1.6 million increase in shareholders’ equity, partially offset by a $55.2 million increase in investment securities and a $21.6 million increase in net loans.

The following table sets forth the composition of our cash and cash equivalent balances at March 31, 2014, and December 31, 2013:

(dollars in thousands)	March 31, 2014	December 31, 2013	Variance to December 31
Cash and due from banks	$21,579	$27,142	$(5,563)
Federal funds sold	5,000	5,000	0
Interest-bearing deposits with financial institutions	114,382	64,441	49,941

Total cash and cash equivalents	$140,961	$96,583	$44,378

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

At March 31, 2014, the carrying value of the investment securities portfolio totaled $327.0 million, which represents a $55.2 million increase from the portfolio balance of $271.8 million at December 31, 2013. The table below sets forth the composition of our investment securities portfolio at March 31, 2014, and December 31, 2013:

The amortized cost and fair value of investment securities, with gross unrealized gains and losses, follows:

	March 31, 2014
	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Securities Available for Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$25,310	$(14)	$0	$25,296
U.S. government agency pool securities	51,674	(698)	118	51,094
U.S. government agency or GSE mortgage-backed securities	169,856	(1,484)	248	168,620

Total	$246,840	$(2,196)	$366	$245,010

Securities Held to Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$27,959	$(35)	$176	$28,100
U.S. government agency pool securities	1,607	(12)	25	1,620
U.S. government agency or GSE mortgage-backed securities	52,399	(409)	1,012	53,002

Total	$81,965	$(456)	$1,213	$82,722

	December 31, 2013
	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Securities Available for Sale
U.S. government agency pool securities	$54,733	$122	$(563)	$54,292
U.S. government agency or GSE mortgage-backed securities	130,411	112	(1,983)	128,540

Total	$185,144	$234	$(2,546)	$182,832

Securities Held to Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$32,824	$0	$(515)	$32,309
U.S. government agency pool securities	1,641	24	(12)	1,653
U.S. government agency or GSE mortgage-backed securities	54,524	920	(586)	54,858

Total	$88,989	$944	$(1,113)	$88,820

At March 31, 2014, and December 31, 2013, investment securities with a carrying value of $190.2 million and $170.5 million, respectively, were pledged to secure various government deposits and other public requirements.

The amortized cost and fair value of investment securities by contractual maturity at March 31, 2014, and December 31, 2013, follows:

	March 31, 2014
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due after one but within five years	$0	$0	$0	$0
Due after five years	25,310	25,296	27,959	28,100
U.S. Government agency pool securities	51,674	51,094	1,607	1,620
Mortgage-backed securities	169,856	168,620	52,399	53,002

Total	$246,840	$245,010	$81,965	$82,722

	December 31, 2013
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due after one but within five years	$0	$0	$0	$0
Due after five years	0	0	32,824	32,309
U.S. Government agency pool securities	54,733	54,292	1,641	1,653
Mortgage-backed securities	130,411	128,540	54,524	54,858

Total	$185,144	$182,832	$88,989	$88,820

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at March 31, 2014, and December 31, 2013.

	March 31, 2014
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
Securities Available for Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$(14)	$5,986	$0	$0	$(14)	$5,986
U.S. government agency pool securities	(233)	11,479	(465)	30,051	(698)	41,530
U.S. government agency or GSE mortgage-backed securities	(1,432)	112,188	(52)	9,891	(1,484)	122,079

Total	$(1,679)	$129,653	$(517)	$39,942	$(2,196)	$169,595

Securities Held to Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$(35)	$4,643	$0	$0	$(35)	$4,643
U.S. government agency pool securities	(4)	169	(8)	415	(12)	584
U.S. government agency or GSE mortgage-backed securities	(239)	10,925	(170)	7,433	(409)	18,358

Total	$(278)	$15,737	$(178)	$7,848	$(456)	$23,585

	December 31, 2013
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
Securities Available for Sale
U.S. government agency pool securities	$(505)	$42,298	$(58)	$4,843	$(563)	$47,141
U.S. government agency or GSE mortgage-backed securities	(1,957)	108,637	(26)	5,606	(1,983)	114,243

	$(2,462)	$150,935	$(84)	$10,449	$(2,546)	$161,384

Securities Held to Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$(515)	$32,309	$0	$0	$(515)	$32,309
U.S. government agency pool securities	(8)	304	(4)	284	(12)	588
U.S. government agency or GSE mortgage-backed securities	(586)	18,770	0	0	(586)	18,770

Total	$(1,109)	$51,383	$(4)	$284	$(1,113)	$51,667

The Company does not believe that any of the investment securities that were in an unrealized loss position as of March 31, 2014, which comprised a total of 58 securities, were other-than-temporarily impaired. Specifically, the 58 securities are comprised of the following: 18 Small Business Administration (SBA) Pool securities, 21 mortgage-backed securities issued by the Government National Mortgage Association (GNMA), 14 mortgage-backed securities and 1 U.S. Government Agency Bond issued by the Federal National Mortgage Association (FNMA) , 3 mortgage-backed securities issued by the Federal Home Loan Corporation (FHLMC), and 1 U.S. Government Agency Bond issued by the Federal Home Loan Bank (FHLB).

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

Deposits

At March 31, 2014, total deposits increased by $118.9 million to $1.30 billion as compared to $1.18 billion in total deposits at December 31, 2013. Interest-bearing deposits increased by $102.0 million to $964.0 million at March 31, 2014, up from $862.0 million at December 31, 2013, while non-interest bearing deposits increased by $16.9 million to $338.4 million at March 31, 2014, up from $321.4 million at December 31, 2013. The 10.0% increase in total deposits was primarily due to improvements in general economic conditions and competitive factors, as well as the withdrawal of one financial institution from the depository services industry in Guam.

The following table sets forth the composition of our interest-bearing deposit portfolio with the average balances and average interest rates for the three months ending March 31, 2014, and March 31, 2013, respectively:

	Three months ending
	March 31, 2014		March 31, 2013
(dollars in thousands)	Average balance	Average rate	Average balance	Average rate
Interest-bearing deposits:
Interest-bearing checking accounts	$129,872	0.11%	$116,455	0.23%
Money market and savings accounts	754,158	0.58%	692,503	0.71%
Certificates of deposit	50,361	0.39%	55,865	0.39%

Total interest-bearing deposits	934,391	0.50%	864,823	0.62%

As mentioned earlier, the Bank has expanded its operations and its branch network since it first opened in 1972, first in Guam, then in the other islands of our region and in San Francisco, California. As time has passed, the Bank has gathered market share in each of the islands. In recent years, in order to diversify its geographic market, the Bank has increased its focus on growth in the San Francisco area. The following table provides figures for deposits in the Bank’s administrative regions for the years ending December 31, 2012 and 2013, and the quarter ending March 31, 2014:

	At December 31,		At March 31,
	2012	2013	2014
Guam	$640,893	$645,056	$750,798
Commonwealth of the Northern Mariana Islands	$180,220	$207,402	$221,434
The Freely Associated States of Micronesia *	$212,722	$254,900	$251,786
California	$68,705	$76,087	$78,362

Total	$1,102,540	$1,183,445	$1,302,380

*	The Freely Associated States are comprised of the Federated States of Micronesia (Chuuk, Kosrae, Pohnpei and Yap), the Republic of Palau and the Republic of the Marshall Islands.

During the first quarter of 2014, the Bank’s deposits increased by $118.9 million, or 10.0%, while in the full year of 2013, deposits increased by a total of $80.9 million. Our branches in Guam accounted for $105.7 million, or 88.9% of the total increase in deposits, while our CNMI branches provided an additional $14.0 million. Our California region deposits continued to grow, contributing an additional $2.3 million, but our deposits in the Freely Associated States decreased modestly, by $3.1 million, or 1.2%. The substantial growth in Guam deposits is partially due to generally improving economic conditions, but also because of the withdrawal of what was previously the fourth-largest depository from the market.

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

At March 31, 2014, and December 31, 2013, the Company had no short-term borrowings.

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

At March 31, 2014, our liquid assets, which include cash and due from banks, federal funds sold, interest-earning deposits with financial institutions, and investment securities available for sale totaled $386.0 million, up $106.6 million from $279.4 million at December 31, 2013. This increase is comprised entirely of $49.9 million in additional interest-bearing deposits in banks and the increase of $62.2 million in available for sale securities, offset by a $5.6 million decrease in cash and due from banks.

Contractual Obligations

The Bank utilizes facilities, equipment and land under various operating leases with terms, including renewal options, ranging from 1 to 99 years. Some of these leases include scheduled rent increases. The total amount of the rent is being debited to expense on the straight-line method over the lease terms in accordance with ASC Topic 840 “Leases”. The Bank has recorded a deferred obligation of $775 thousand and $760 thousand as of March 31, 2014, and December 31, 2013, respectively, which has been included within other liabilities to reflect the excess of rent expense over cash paid on the leases.

At March 31, 2014, annual lease commitments under the above non-cancelable operating leases were as follows:

Period ending March 31,	(dollars in thousands)
2014	$1,714
2015	1,503
2016	1,167
2017	879
2018	674
Thereafter	17,785

Total	$23,722

The Bank leases certain facilities from two separate entities in which two of its directors have separate ownership interests. Lease payments made to these entities during the three months ended March 31, 2014, and the twelve months ended December 31, 2013, approximated $93 thousand and $370 thousand, respectively.

Additionally, the Bank leases office space to third parties, with original lease terms ranging from 3 to 5 years with option periods ranging up to 15 years. At March 31, 2014, minimum future rents to be received under non-cancelable operating sublease agreements were $196, $70, and $52 thousand for the periods ending December 31, 2014, 2015 and, 2016, respectively.

A summary of rental activities for the three-month periods ended March 31, 2014 and 2013, is as follows:

(dollars in thousands)	March 31, 2014	March 31, 2013
Rental expense	$604	$583
Less: sublease rentals	68	67

Net rental expense	$536	$516

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

A summary of financial instruments with off-balance-sheet risk at March 31, 2014, and December 31, 2013, is as follows:

(dollars in thousands)	March 31, 2014	December 31, 2013
Commitments to extend credit	$162,426	$121,618

Letters of credit:
Standby letters of credit	$47,930	$47,543
Other letters of credit	4,692	2,582

Total letters of credit	$52,622	$50,125

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

The Bank considers its standby and other letters of credit to be guarantees. At March 31, 2014, the maximum undiscounted future payments that the Bank could be required to make was $52.6 million. All of these arrangements mature within one year. The Bank generally has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized; however, several that are extended to the Bank’s most creditworthy customers are unsecured. The Bank had not recorded any liabilities associated with these guarantees at March 31, 2014.

Mortgage loans serviced for others are not included in the accompanying condensed consolidated statements of condition. The unpaid principal balances of mortgage loans serviced for others were $211.5 million and $208.6 million at March 31, 2014, and December 31, 2013, respectively. On March 31, 2014, and December 31, 2013, the Bank recorded mortgage servicing rights at their fair value of $1.4 million and $1.4 million, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of March 31, 2014, and December 31, 2013, the Bank met all capital adequacy requirements to which it is subject.

As of March 31, 2014, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There have been no conditions or events since the FDIC notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of March 31, 2014, and December 31, 2013, are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2014:
Total capital (to Risk Weighted Assets)	$109,668	12.28%	$71,439	8.00%	$89,299	10.00%
Tier 1 capital (to Risk Weighted Assets)	$98,633	11.18%	$35,278	4.00%	$52,917	6.00%
Tier 1 capital (to Average Assets)	$98,633	7.18%	$54,952	4.00%	$68,690	5.00%
At December 31, 2013:
Total capital (to Risk Weighted Assets)	$108,238	12.53%	$69,114	8.00%	$86,392	10.00%
Tier 1 capital (to Risk Weighted Assets)	$97,563	11.43%	$34,130	4.00%	$51,195	6.00%
Tier 1 capital (to Average Assets)	$97,563	7.60%	$51,320	4.00%	$64,151	5.00%

Contingency Planning and Cybersecurity

The services provided by banks are crucial to the continuing performance of the economy, so it is very important that banks are able to conduct business as usual on an ongoing basis. In light of this, the Bank has developed a comprehensive business continuity plan to address whatever disruptions may directly affect customers or change internal processes, whether caused by man-made or natural events. Training in the plan components is conducted annually, and risk-based testing of the major processes and procedures within the Bank occur on a regular basis. In modern banking, technology has taken on an increasingly important role, and the Bank also has a technology recovery component incorporated into the business continuity plan that provides specific, detailed procedures for recovering quickly from any technology failure. The technology recovery procedures are actively tested, and are also implemented from time to time. The recovery time objectives for all major technological processes range from two hours to 16 hours, enabling the Bank to maintain or resume operations with a minimum impact on its customers. As the results of testing are analyzed and as technology continues to advance, improvements are made in the Bank’s processes and procedures as the plan evolves.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2014, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s Rules and forms and is accumulated and communicated to management, including our Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 6.  Exhibits

Exhibit No.	Exhibit

31.01	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley At of 2002

31.02	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Statements of Condition as of March 31, 2014 and December 31, 2013, (ii) Unaudited Condensed Consolidated Statements of Income for the three months ended March 31, 2014 and 2013, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, (iv) Unaudited Condensed Consolidated Statements of Stockholders’ Equity as of March 31, 2014 and 2013, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 and (vi) Notes to Unaudited Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, BankGuam Holding Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANKGUAM HOLDING COMPANY

Date: May 12, 2014	By:	/s/ LOURDES A. LEON GUERRERO
Lourdes A. Leon Guerrero, President and Chief Executive Officer

Date: May 12, 2014	By:	/s/ FRANCISCO M. ATALIG
Francisco M. Atalig, Senior Vice President and Chief Financial Officer