Form 10-Q
period 2014-06-30
BankGuam Holding Co
filed 2014-08-12
CIK 1527383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of June 30, 2014, the registrant had outstanding 8,812,842 shares of common stock.

BANKGUAM HOLDING COMPANY

FORM 10-Q

QUARTERLY REPORT

TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION		4

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	4

	Condensed Consolidated Statements of Condition at June 30, 2014, and December 31, 2013	5

	Condensed Consolidated Statements of Income for the three months and the six months ended June 30, 2014 and 2013	6

	Condensed Consolidated Statements of Comprehensive Income for the three months and the six months ended June 30, 2014 and 2013	7

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013	8

	Notes to Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 4.	Controls and Procedures	48

PART II. OTHER INFORMATION		50

Item 6.	Exhibits	50
Signatures		51
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

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may be preceded by, followed by or include the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “is designed to” and similar expressions. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about our business and the environment in which it operates that could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” included elsewhere in this Quarterly Report and as may be updated in filings we make from time to time with the U.S. Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for our fiscal year ended December 31, 2013, and our other Quarterly Reports on Form 10-Q filed by us in fiscal 2014. We have no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or risks, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. New information, future events or risks could cause the forward-looking events we discuss in this Quarterly Report not to occur. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

The financial statements and the notes thereto begin on the next page.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Condition

(in Thousands, Except Par Value)

	June 30, 2014	December 31, 2013
ASSETS
Cash and due from banks	$23,195	$27,142
Federal Funds sold	5,000	5,000
Interest bearing deposits in banks	108,127	64,441
Total cash and cash equivalents	136,321	96,583
Restricted cash	400	400
Investment securities available-for-sale, at fair value	305,125	182,832
Investment securities held-to-maturity, at amortized cost	79,544	88,989
Federal Home Loan Bank stock, at cost	2,097	2,098
Loans, net of allowance for loan losses ($12,645 and $12,077, respectively)	901,997	860,883
Accrued interest receivable	3,994	4,013
Premises and equipment, net	18,417	18,249
Goodwill	783	783
Other assets	30,514	28,178
Total assets	$1,479,191	$1,283,008

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$361,811	$321,408
Interest bearing	1,009,532	862,037
Total deposits	1,371,343	1,183,445
Accrued interest payable	135	164
Other liabilities	9,735	5,544
Total liabilities	1,381,213	1,189,153
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock $0.2083 par value; 48,000 shares authorized; 8,845 and 8,834 shares issued and 8,813 and 8,802 shares outstanding at 6/30/14 and 12/31/13, respectively	1,844	1,840
Additional paid-in capital	15,539	15,435
Retained earnings	83,571	81,570
Accumulated other comprehensive loss	(2,686)	(4,700)
	98,268	94,145
Common stock in treasury, at cost (32 shares)	(290)	(290)
Total stockholders’ equity	97,978	93,855
Total liabilities and stockholders’ equity	$1,479,191	$1,283,008

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Income

(Dollar and Share Amounts in Thousands, Except Per Share Data)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Interest income:
Loans	$14,976	$14,523	$29,914	$28,372
Investment securities	1,450	1,270	2,698	2,638
Federal Funds sold	2	2	3	3
Deposits with banks	72	72	115	130
Total interest income	16,500	15,867	32,730	31,143
Interest expense:
Time deposits	49	68	103	126
Savings deposits	1,161	1,037	2,282	2,324
Other borrowed funds	-	-	-	80
Total interest expense	1,210	1,105	2,384	2,530
Net interest income	15,290	14,762	30,346	28,613
Provision for (Recapture of) loan losses	900	(680)	1,800	295
Net interest income, after provision for (recapture of) loan losses	14,390	15,442	28,546	28,318
Non-interest income:
Service charges and fees	1,247	1,236	2,356	2,245
Investment securities gains, net (reclassified from other comprehensive income)	-	243	-	450
Income from merchant services	487	434	1,016	967
Income from cardholders	2	170	109	685
Wire transfer fees	184	173	352	336
Trustee fees	99	144	152	264
Other income	476	594	978	1,067
Total non-interest income	2,496	2,994	4,964	6,014
Non-interest expenses:
Salaries and employee benefits	6,654	6,884	13,171	12,397
Occupancy	1,691	1,800	3,363	3,373
Furniture and equipment	1,587	1,383	3,118	3,022
Contract services	508	380	876	710
Insurance	421	423	840	838
Professional services	294	337	767	668
Telecommunications	358	355	723	737
Federal Deposit Insurance Corporation assessment	299	274	555	550
Stationery & supplies	239	199	437	382
Education	175	181	300	415
Other Real Estate Owned	30	172	35	1,076
General, administrative and other	1,745	1,740	3,437	3,168
Total non-interest expenses	14,001	14,128	27,622	27,336
Income before income taxes	2,885	4,308	5,887	6,996
Income tax expense	838	1,294	1,713	2,056
Net income	$2,047	$3,014	$4,174	$4,940
Earnings per share:
Basic	$0.23	$0.34	$0.47	$0.56
Diluted	$0.23	$0.34	$0.47	$0.56
Dividends declared per share	$0.125	$0.125	$0.125	$0.125
Basic weighted average shares	8,808	8,788	8,805	8,785
Diluted weighted average shares	8,808	8,793	8,805	8,790

 The accompanying notes are an integral part of the condensed consolidated interim financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

(in Thousands)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income	$2,047	$3,014	$4,174	$4,940
Other comprehensive income (loss) components, net of tax effects:
Unrealized holding gain (loss) on available-for- sale securities arising during the period	1,367	(3,270)	1,685	(3,511)
Reclassification to net income for gains (losses) realized on available-for-sale securities	-	(243)	-	(450)
Net change in unrealized holding loss on held- to maturity securities during the period	139	33	329	67
	1,506	(3,480)	2,014	(3,894)
Comprehensive income (loss)	$3,553	$(466)	$6,188	$1,046

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Cash Flows

(in Thousands)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities:
Net income:	$4,174	$4,940
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,800	295
Depreciation and amortization	1,680	1,493
Amortization of fees, discounts and premiums	1,148	1,221
Write-down and (gain)/loss on sales of other real estate owned, net	(18)	66
Proceeds from sales of loans held for sale	11,215	19,692
Origination of loans held for sale	(11,215)	(19,692)
Increase in mortgage servicing rights	(63)	(51)
Realized gain on sale of available-for-sale securities	-	(450)
Realized gain on sale of premises and equipment	10	-
Net change in:
Accrued interest receivable	19	(130)
Other assets	(2,894)	(1,524)
Accrued interest payable	(29)	(8)
Other liabilities	4,192	2,598
Net cash provided by operating activities	10,019	8,450

Cash flows from investing activities:
Purchases of available-for-sale securities	(147,396)	(97,746)
Proceeds from sales of available-for-sale securities	-	110,036
Maturities, prepayments and calls of available-for-sale securities	25,864	23,902
Maturities, prepayments and calls of held-to-maturity securities	9,552	8,815
Loan originations and principal collections, net	(42,723)	(72,899)
Proceeds from sales of other real estate owned	448	373
Purchases of premises and equipment	(1,859)	(1,383)
Net cash used in investing activities	(156,114)	(28,902)

Cash flows from financing activities:
Net increase in deposits	187,898	61,302
Payment of Federal Home Loan Bank advances	-	(10,000)
Proceeds from Federal Home Loan Bank stock redemption	-	39
Repayment of other borrowings	-	(145)
Proceeds from issuance of common stock	137	47
Dividends paid	(2,202)	(2,197)
Net cash provided by financing activities	185,833	49,046

Net change in cash and cash equivalents:	39,738	28,594
Cash and cash equivalents at beginning of year	96,583	74,189
Cash and cash equivalents at end of period	$136,321	$102,783

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,384	$2,530
Income taxes	$100	$130

Supplemental schedule of noncash investing and financing activities:
Net change in unrealized loss on held-to-maturity securities, net of tax	$329	$67
Net change in unrealized loss on available-for-sale securities, net of tax	$1,685	$(3,961)
Other real estate owned transferred from loans, net	$317	$1,212
Other real estate owned transferred to loans, net	$(126)	$-

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

Other than holding the shares of the Bank, the Company conducts no significant activities, although it is authorized, with the prior approval of its principal regulator, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), to engage in a variety of activities related to the business of banking. Currently, substantially all of the Company’s operations are conducted and substantially all of the assets are owned by the Bank, which accounts for substantially all of our consolidated revenues, expenses and operating income. The Bank provides a variety of financial services to individuals, businesses and governments through its branches. The Bank’s headquarters is located in Hagåtña, Guam. The Bank currently has twelve branches in Guam, four in the CNMI, four in the FSM, one in the RMI, one in the ROP, and one in San Francisco, California. Its primary deposit products, which are insured by the Federal Deposit Insurance Corporation up to the maximum amounts allowed by law, are demand deposits, savings and time certificate accounts, and its primary lending products are consumer, commercial and real estate loans.

For ease of reference we will sometimes refer to the Company as “we”, “us” or “our”.

Note 2 – Summary of Significant Accounting Policies and Recent Accounting Pronouncements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all footnotes that would be required for a full presentation of financial position, results of operations, changes in cash flows and comprehensive income in accordance with generally accepted accounting principles in the United States (“GAAP”). However, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of our management, are necessary for a fair presentation of our financial position and our results of operations for the interim periods presented. The condensed consolidated statement of condition as of June 30, 2014, was derived from the Company’s audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Our consolidated financial position at June 30, 2014, and the consolidated results of operations for the three and six month periods ended June 30, 2014, are not necessarily indicative of what our financial position will be as of December 31, 2014, or of the results of our operations that may be expected for the full year ending December 31, 2014.

The Company has evaluated events through the date at which these unaudited consolidated financial statements are being filed with the Securities and Exchange Commission, for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-02, “Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income”, which requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective lines in the entity’s net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a material impact on our consolidated financial condition or results of operations.

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”, which amended its guidance on income taxes to eliminate diversity in the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments clarify whether unrecognized tax benefits should be presented as a liability on the balance sheet or as a reduction of a deferred tax asset. This guidance is effective for interim and annual periods beginning after December 15, 2013. Early adoption is permitted. We adopted this guidance on January 1, 2014, and it did not have a material impact on our consolidated financial condition or results of operations.

In January 2014 the FASB issued ASU 2014-04, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure” which clarifies the timing of when a creditor is considered to have taken physical possession of residential real estate collateral for a consumer mortgage loan, resulting in the reclassification of the loan receivable to real estate owned. A creditor has taken physical possession of the property when either (1) the creditor obtains legal title through foreclosure, or (2) the borrower transfers all interests in the property to the creditor via a deed in lieu of foreclosure or a similar legal agreement. The Update also requires disclosure of the amount of foreclosed residential real estate property held by the creditor and the recorded investment in residential real estate mortgage loans that are in process of foreclosure. This guidance is effective for interim and annual periods beginning after December 15, 2014. We plan to adopt this guidance on January 1, 2015, and do not expect that it will have a material impact on our consolidated financial condition or results of operations.

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

Earnings per common share have been computed based on reported net income and the following share data:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net income available for common stockholders	$2,047	$3,014	$4,174	$4,940
Weighted average number of common shares outstanding	8,808	8,788	8,805	8,785
Effect of dilutive options	-	5	-	5
Weighted average number of common shares outstanding used to calculate diluted earnings per common share	8,808	8,793	8,805	8,790
Income per common share:
Basic	$0.23	$0.34	$0.47	$0.56
Diluted	$0.23	$0.34	$0.47	$0.56

Note 4 – Investment Securities

The amortized cost and fair value of investment securities, with gross unrealized gains and losses, follows:

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$79,295	$111	$(12)	$79,394
U.S. government agency pool securities	50,989	103	(722)	50,369
U.S. government agency or GSE mortgage-backed securities	174,600	1,355	(593)	175,362
Total	$304,884	$1,569	$(1,327)	$305,125

Securities Held-to-Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$28,035	$534	$-	$28,569
U.S. government agency pool securities	1,294	25	(7)	1,312
U.S. government agency or GSE mortgage-backed securities	50,215	1,238	(87)	51,366
Total	$79,544	$1,797	$(94)	$81,247

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
U.S. government agency pool securities	$54,733	$122	$(563)	$54,292
U.S. government agency or GSE mortgage-backed securities	130,411	112	(1,983)	128,540
Total	$185,144	$234	$(2,546)	$182,832

Securities Held-to-Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$32,824	$-	$(515)	$32,309
U.S. government agency pool securities	1,641	24	(12)	1,653
U.S. government agency or GSE mortgage-backed securities	54,524	920	(586)	54,858
Total	$88,989	$944	$(1,113)	$88,820

At June 30, 2014, and December 31, 2013, investment securities with a carrying value of $185.7 million and $142.3 million, respectively, were pledged to secure various government deposits and other public requirements.

The amortized cost and fair value of investment securities by contractual maturity at June 30, 2014, and December 31, 2013, are shown below. Securities not due at a single maturity date, such as agency pool securities and mortgage-backed securities, are shown separately.

	June 30, 2014
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$ -	$ -	$ 2	$ 2
Due after one but within five years	83,946	84,141	1,130	1,194
Due after five but within ten years	71,249	71,626	50,261	51,568
Due after ten years	149,689	149,358	28,151	28,483
Total	$ 304,884	$ 305,125	$ 79,544	$ 81,247

	December 31, 2013
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$ -	$ -	$ 37	$ 38
Due after one but within five years	5,084	5,196	565	600
Due after five but within ten years	39,155	38,923	57,154	57,153
Due after ten years	140,905	138,713	31,233	31,029
Total	$ 185,144	$ 182,832	$ 88,989	$ 88,820

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2014, and December 31, 2013.

	June 30, 2014
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
Securities Available for Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$(12)	$9,983	$-	$-	$(12)	$9,983
U.S. government agency pool securities	(39)	6,877	(683)	38,496	(722)	45,373
U.S. government agency or GSE mortgage- backed securities	-	-	(593)	51,636	(593)	51,636
Total	$(51)	$16,860	$(1,276)	$90,132	$(1,327)	$106,992

Securities Held to Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$-	$-	$-	$-	$-	$-
U.S. government agency pool securities	(4)	162	(3)	132	(7)	294
U.S. government agency or GSE mortgage-backed securities	-	-	(87)	18,014	(87)	18,014
Total	$(4)	$162	$(90)	$18,146	$(94)	$18,308

	December 31, 2013
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
Securities Available for Sale
U.S. government agency pool securities	$(505)	$42,298	$(58)	$4,843	$(563)	$47,141
U.S. government agency or GSE mortgage-backed securities	(1,957)	108,637	(26)	5,606	(1,983)	114,243
Total	$(2,462)	$150,935	$(84)	$10,449	$(2,546)	$161,384

Securities Held to Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$(515)	$32,309	$-	$-	$(515)	$32,309
U.S. government agency pool securities	(8)	304	(4)	284	(12)	588
U.S. government agency or GSE mortgage-backed securities	(586)	18,770	-	-	(586)	18,770
Total	$(1,109)	$51,383	$(4)	$284	$(1,113)	$51,667

The Bank does not believe that any of the investment securities that were in an unrealized loss position as of June 30, 2014, which comprised a total of 39 securities, were other-than-temporarily impaired. Specifically, the 39 securities are comprised of the following: 18 Small Business Administration (SBA) Pool securities, 14 mortgage-backed securities issued by the Government National Mortgage Association (GNMA), 3 mortgage-backed securities issued by the Federal National Mortgage Association (FNMA), 2 mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation (FHLMC), and 2 U.S. Government agency bonds issued by the Federal Home Loan Bank (FHLB).

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

During the six months ended June 30, 2014, the Bank has originated approximately $11.2 million and sold approximately $11.2 million.

Loans

Outstanding loan balances are presented net of unearned income, deferred loan fees, and unamortized discount and premium. Loans subject to FASB ASC 310-30 are presented net of the related accretable yield and nonaccretable difference.

The loan portfolio consisted of the following at:

	June 30, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial
Commercial & industrial	$197,824	21.6%	$183,364	21.0%
Commercial mortgage	391,877	42.7%	380,454	43.4%
Commercial construction	11,696	1.3%	697	0.1%
Total commercial	601,397	65.6%	564,515	64.5%
Consumer
Residential mortgage	147,360	16.1%	152,757	17.5%
Home equity	1,037	0.1%	1,039	0.1%
Automobile	13,412	1.5%	7,269	0.8%
Other consumer loans[1]	153,908	16.8%	149,593	17.1%
Total consumer	315,717	34.4%	310,658	35.5%
Gross loans	917,114	100.0%	875,173	100.0%
Deferred fee (income) costs, net	(2,472)		(2,213)
Allowance for loan losses	(12,645)		(12,077)
Loans, net	$901,997		$860,883

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

At June 30, 2014, total gross loans increased by $41.9 million to $917.1 million from $875.2 million at December 31, 2013. The increase in loans was largely attributed to a $36.9 million increase in commercial loans to $601.4 million at June 30, 2014, from $564.5 million at December 31, 2013. The increases in commercial loans were primarily due to new loan bookings in Guam and in the California region. The increase in commercial loans was due to a $14.5 million growth in the commercial and industrial loan portfolio, supplemented by the $11.4 million increase in commercial mortgage loans, and by the $11.0 million increase in commercial construction loans. There was a $5.1 million increase in consumer loans to $315.7 million at June 30, 2014, up from $310.7 million at December 31, 2013. The increase in consumer loans was principally due to the $6.1 million growth in automobile loans as the result of greater dealer loan activity and the $4.3 million increase in other consumer loans, partially offset by a net decrease of $5.4 million in residential mortgage loans that were paid off or paid down.

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

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. FASB ASC 310-10 defines an impaired loan as one for which there is uncertainty concerning collection of all principal and interest per the contractual terms of the loan. For those loans that are classified as impaired, an allowance is established when the discounted cash flow (or the collateral value or the observable market price) of the impaired loan is lower than the carrying value of the loan. The general component of the allowance covers unimpaired loans, and is estimated using a loss migration analysis based on historical charge-off experience and expected loss, given the default probability derived from the Bank’s internal risk rating process. The loss migration analysis tracks a certain number of quarters of loan loss history and industry loss factors to determine historical losses by classification category for each loan type, except certain consumer loans. These calculated loss factors are then applied to outstanding loan balances for all loans on accrual designated as “Pass,” “Special Mention,” “Substandard” or “Doubtful” (“classified loans” or “classification categories”). Additionally, a qualitative factor that is determined utilizing external economic factors and internal assessments is applied to each homogeneous loan pool. We also conduct individual loan review analyses, as part of the allowance for loan loss allocation process, applying specific monitoring policies and procedures in analyzing the existing loan portfolio.

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

Set forth below is a summary of the Bank’s activity in the allowance for loan losses during the three and six months ended June 30, 2014, and the year ended December 31, 2013:

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014	Year Ended December 31, 2013
	(Dollars in thousands)
Balance, beginning of period	$12,458	$12,077	$12,228
Provision for loan losses	900	1,800	2,095
Recoveries on loans previously charged off	434	885	1,814
Charged off loans	(1,147)	(2,117)	(4,060)
Balance, end of period	$12,645	$12,645	$12,077

Set forth below is information regarding loan balances and the related allowance for loan losses, by portfolio type, for the three- and six-month periods ended June 30, 2014, and the year ended December 31, 2013, respectively.

	Commercial	Residential Mortgages	Consumer	Total
	(Dollars in thousands)
Six Months Ended June 30, 2014
Allowance for loan losses:
Balance at beginning of period	$5,987	$922	$5,168	$12,077
Charge-offs	(266)	(58)	(1,793)	(2,117)
Recoveries	167	15	703	885
Provision	302	130	1,368	1,800
Balance at end of period	$6,190	$1,009	$5,446	$12,645

Three Months Ended June 30, 2014
Allowance for loan losses:
Balance at beginning of quarter	$6,249	$695	$5,514	$12,458
Charge-offs	(107)	(39)	(1,001)	(1,147)
Recoveries	12	12	410	434
Provision	36	341	523	900
Balance at end of quarter	$6,190	$1,009	$5,446	$12,645

Allowance balance at end of quarter related to:
Loans individually evaluated for impairment	$-	$-	$-	$-
Loans collectively evaluated for impairment	$6,190	$1,009	$5,446	$12,645

Loan balances at end of quarter:
Loans individually evaluated for impairment	$12,998	$8,800	$133	$21,931
Loans collectively evaluated for impairment	588,399	139,597	167,187	895,183
Ending Balance	$601,397	$148,397	$167,320	$917,114

Year Ended December 31, 2013
Allowance for loan losses:
Balance at beginning of year	$6,251	$1,453	$4,524	$12,228
Charge-offs	(470)	(168)	(3,422)	(4,060)
Recoveries	116	143	1,555	1,814
Provision	90	(506)	2,511	2,095
Balance at end of year	$5,987	$922	$5,168	$12,077

Allowance balance at end of year related to:
Loans individually evaluated for impairment	$-	$-	$-	$-
Loans collectively evaluated for impairment	$5,987	$922	$5,168	$12,077

Loan balances at end of year:
Loans individually evaluated for impairment	$10,239	$6,412	$195	$16,846
Loans collectively evaluated for impairment	554,276	147,384	156,667	858,327
Ending Balance	$564,515	$153,796	$156,862	$875,173

Impairment is measured on a loan-by-loan basis for commercial and real estate loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral (if the loan is collateral-dependent). Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment. The Bank performs direct write-downs of impaired loans with a charge to the allocated component of the allowance, therefore reducing the allocated component of the allowance to zero at the end of each reporting period. 0

Credit Quality

The following table provides a summary of the delinquency status of the Bank’s loans by portfolio type:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans Outstanding
	(Dollars in thousands)
June 30, 2014
Commercial
Commercial & industrial	$3,981	$832	$483	$5,296	$192,528	$197,824
Commercial mortgage	347	2,137	1,781	4,265	387,612	391,877
Commercial construction	-	-	-	-	11,696	11,696
Total commercial	4,328	2,969	2,264	9,561	591,836	601,397

Consumer
Residential mortgage	4,862	9,060	4,414	18,336	129,024	147,360
Home equity	-	16	-	16	1,021	1,037
Automobile	176	8	-	184	13,228	13,412
Other consumer [1]	2,494	1,197	1,130	4,821	149,087	153,908
Total consumer	7,532	10,281	5,544	23,357	292,360	315,717
Total	$11,860	$13,250	$7,808	$32,918	$884,196	$917,114

December 31, 2013
Commercial
Commercial & industrial	$159	$191	$217	$567	$182,797	$183,364
Commercial mortgage	201	771	4,659	5,631	374,823	380,454
Commercial construction	-	-	-	-	697	697
Total commercial	360	962	4,876	6,198	558,317	564,515

Consumer
Residential mortgage	10,663	4,742	3,887	19,292	133,465	152,757
Home equity	-	-	-	-	1,039	1,039
Automobile	178	13	13	204	7,065	7,269
Other consumer [1]	2,143	1,215	993	4,351	145,242	149,593
Total consumer	12,984	5,970	4,893	23,847	286,811	310,658
Total	$13,344	$6,932	$9,769	$30,045	$845,128	$875,173

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

Generally, the accrual of interest on a loan is discontinued when principal or interest payments become more than 90 days past due, unless management believes the loan is adequately collateralized and is in the process of collection. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received, except when the ultimate collectability of principal is probable, in which case interest payments are credited to income. Non-accrual loans may be restored to accrual status when principal and interest become current and full repayment is expected. The following table provides information as of June 30, 2014, and December 31, 2013, with respect to loans on non-accrual status, by portfolio type:

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Non-accrual loans:
Commercial
Commercial & industrial	$504	$343
Commercial mortgage	6,464	6,344
Total commercial	6,968	6,687

Consumer
Residential mortgage	7,865	6,351
Home equity	71	62
Other consumer [1]	133	195
Total consumer	8,069	6,608
Total non-accrual loans	$15,037	$13,295
[1]	Comprised of other revolving credit, installment loans, and overdrafts.

The Bank classifies its loan portfolios using internal credit quality ratings, as discussed above under Allowance for Loan Losses. The following table provides a summary of loans by portfolio type and the Bank’s internal credit quality ratings as of June 30, 2014, and December 31, 2013.

	June 30, 2014	December 31, 2013	Increase (Decrease)
	(Dollars in thousands)
Pass:
Commercial & industrial	$187,598	$170,388	$17,210
Commercial mortgage	362,655	349,906	12,749
Commercial construction	11,696	697	10,999
Residential mortgage	142,649	148,825	(6,176)
Home equity	1,037	1,039	(2)
Automobile	13,412	7,256	6,156
Other consumer	152,962	148,757	4,205
Total pass loans	$872,009	$826,868	$45,141

Special Mention:
Commercial & industrial	$6,354	$9,571	$(3,217)
Commercial mortgage	17,910	20,850	(2,940)
Commercial construction	-	-	-
Residential mortgage	-	-	-
Home equity	-	-	-
Automobile	-	-	-
Other consumer	-	-	-
Total special mention loans	$24,264	$30,421	$(6,157)

Substandard:
Commercial & industrial	$3,562	$3,360	$202
Commercial mortgage	11,258	9,384	1,874
Commercial construction	-	-	-
Residential mortgage	271	76	195
Home equity	-	-	-
Automobile	-	-	-
Other consumer	-	-	-
Total substandard loans	$15,091	$12,820	$2,271

Formula Classified:
Commercial & industrial	$310	$45	$265
Commercial mortgage	54	314	(260)
Commercial construction	-	-	-
Residential mortgage	4,440	3,856	584
Home equity	-	-	-
Automobile	946	13	933
Other consumer	-	836	(836)
Total formula classified loans	$5,750	$5,064	$686

Doubtful:
Commercial & industrial	$-	$-	$-
Commercial mortgage	-	-	-
Commercial construction	-	-	-
Residential mortgage	-	-	-
Home equity	-	-	-
Automobile	-	-	-
Other consumer	-	-	-
Total doubtful loans	$-	$-	$-
Total outstanding loans, gross	$917,114	$875,173	$41,941

The disaggregation of the portfolio by risk rating in the table reflects the following changes between June 30, 2014, and December 31, 2013:

—

Loans rated “pass” increased by $45.1 million to $872.0 million at June 30, 2014, up from $826.9 million at December 31, 2013. The increase is primarily in commercial and industrial loans, which grew by $17.2 million. This is due to various large loans originated in the California region and Guam. These were supplemented by an increase in commercial mortgage loans by $12.7 million, and increase in commercial construction loans by $11.0 million due to disbursements of new loans, an increase in automobile loans by $6.2 million and an increase in other consumer loans by $4.2 million due to new dealer loan bookings and promotional programs. Residential mortgages decreased by $6.2 million due to loan payoffs and pay downs.

—

The “special mention” category was $6.2 million lower at June 30, 2014, than at December 31, 2013. This is attributed to a drop in special mention commercial & industrial loans by $3.2 million, primarily as a result of $3.0 million in loan payoffs and the downgrade of a $238 thousand loan relationship from “special mention” to “substandard.” In addition, special mention commercial mortgage loans dropped by $2.9 million primarily due to the upgrade of two loan relationships totaling $3.1 million from “special mention” to “pass,” the downgrade of one loan relationship of $2.5 million from “special mention” to “substandard,” and loan payoffs, offset by newly classified commercial mortgage loans.

—

Loans classified as “substandard” increased by $2.3 million to $15.1 million at June 30, 2014, from $12.8 million at December 31, 2013. The increase was mainly in commercial mortgage loans due to the downgrade of three loan relationship totaling $3.4 million from “special mention” to “substandard” and one loan relationship totaling $117 thousand from “pass” to “substandard.” These were offset by the upgrade of one loan relationship of $1.0 million from “substandard” to “special mention.” Additionally, “substandard” commercial & industrial loans increased by $202 thousand due to the downgrade of a $231 thousand loan relationship from “special mention” to “substandard.” Lastly, “substandard” residential mortgage loans increased by $195 thousand due to the reclassification of a $261 thousand loan relationship from “pass” to “substandard.”

—	The “formula classified” category increased by $686 thousand during the period, resulting primarily from additional residential mortgage loans falling into this category.
—	There were no loans classified as “doubtful” at either June 30, 2014, or December 31, 2013.

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

The following table sets forth information regarding non-accrual loans and restructured loans, at June 30, 2014, and December 31, 2013:

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Impaired loans:
Restructured loans:
Non-accruing restructured loans	$5,273	$5,554
Accruing restructured loans	6,894	3,552
Total restructured loans	12,167	9,106
Other non-accruing impaired loans	9,764	7,741
Total impaired loans	$21,931	$16,846

Impaired loans less than 90 days delinquent and included in total impaired loans	$16,711	$7,967

The table below contains additional information with respect to impaired loans, by portfolio type, for the years ended June 30, 2014, and December 31, 2013:

	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
June 30, 2014, With no related allowance recorded:
Commercial & industrial	$3,599	$3,796	$3,460	$26
Commercial mortgage	9,399	11,146	7,038	29
Commercial construction	-	-	-	-
Residential mortgage	8,729	8,871	7,855	(317)
Home equity	71	71	57	-
Automobile	-	-	-	-
Other consumer	133	139	151	-
Total impaired loans with no related allowance	$21,931	$24,023	$18,561	$(262)

June 30, 2014, With an allowance recorded:
Commercial & industrial	$-	$-	$-	$-
Commercial mortgage	-	-	-	-
Commercial construction	-	-	-	-
Residential mortgage	-	-	-	-
Home equity	-	-	-	-
Automobile	-	-	-	-
Other consumer	-	-	-	-
Total impaired loans with no related allowance	$-	$-	$-	$-

December 31, 2013, With no related allowance recorded:
Commercial & industrial	$3,459	$3,646	$3,231	$14
Commercial mortgage	6,780	8,495	7,400	-
Commercial construction	-	-	-	-
Residential mortgage	6,351	6,449	6,594	-
Home equity	61	61	68	-
Automobile	-	-	-	-
Other consumer	195	204	215	-
Total impaired loans with no related allowance	$16,846	$18,855	$17,508	$14

December 31, 2013, With an allowance recorded:
Commercial & industrial	$-	$-	$-	$-
Commercial mortgage	-	-	-	-
Commercial construction	-	-	-	-
Residential mortgage	-	-	-	-
Home equity	-	-	-	-
Automobile	-	-	-	-
Other consumer	-	-	-	-
Total impaired loans with no related allowance	$-	$-	$-	$-

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

Troubled Debt Restructurings

In accordance with FASB ASU 2011-2, the Bank had $12.2 million of troubled debt restructurings (TDRs) as of June 30, 2014. The restructured loans recorded with the Bank have been modified for the purpose of alleviating temporary impairments to the borrower’s financial condition. The economic modifications that the Bank has extended to borrowers have come in the form of a change in the amortization terms, reduction in the interest rate, and interest-only payments. The workout plan between the borrower and the Bank is designed to provide a bridge for cash flow shortfalls in the near term. As the borrower works through the near term issues, in most cases, the original contractual terms will be reinstated.

Additional information regarding performing and non-performing TDRs at June 30, 2014, and December 31, 2013, is set forth in the following table:

		Pre-Modification Outstanding	Post-Modification Outstanding	Outstanding Balance
	Number of Loans	Recorded Investment	Recorded Investment	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Performing
Residential mortgage	5	$886	$886	$863	$-
Commercial mortgage	9	6,537	6,537	6,031	3,552
Automobile	-	-	-	-	-
Consumer	-	-	-	-	-
	14	7,423	7,423	6,894	3,552
Nonperforming
Residential mortgage	-	$-	$-	$-	$-
Commercial mortgage	7	10,120	8,805	5,273	5,554
Automobile	-	-	-	-	-
Consumer	-	-	-	-	-
	7	$10,120	$8,805	$5,273	$5,554
Total Troubled Debt Restructurings (TDRs)	21	$17,543	$16,228	$12,167	$9,106

Note 6 – Commitments and Contingencies

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of June 30, 2014, and December 31, 2013, the Bank met all capital adequacy requirements to which it is subject.

As of June 30, 2014, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.

There are no conditions or events since the notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of June 30, 2014, and December 31, 2013, are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2014:
Total capital (to Risk Weighted Assets)	$111,072	12.03%	$73,855	8.00%	$92,319	10.00%
Tier 1 capital (to Risk Weighted Assets)	$99,665	10.93%	$36,471	4.00%	$54,707	6.00%
Tier 1 capital (to Average Assets)	$99,665	6.76%	$58,992	4.00%	$73,741	5.00%

At December 31, 2013:
Total capital (to Risk Weighted Assets)	$108,238	12.53%	$69,114	8.00%	$86,392	10.00%
Tier 1 capital (to Risk Weighted Assets)	$97,563	11.43%	$34,130	4.00%	$51,195	6.00%
Tier 1 capital (to Average Assets)	$97,563	7.60%	$51,320	4.00%	$64,151	5.00%

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

A summary of financial instruments with off-balance-sheet risk at June 30, 2014, and December 31, 2013, is as follows:

	June 30, 2014	December 31, 2013
Commitments to extend credit	$158,517	$121,618

Letters of credit:
Standby letters of credit	$51,561	$47,543
Other letters of credit	3,678	2,582
Total	$55,239	$50,125

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

The Bank considers its standby letters of credit to be payment guarantees. At June 30, 2014, the maximum undiscounted future payments that the Bank could be required to make for all outstanding letters of credit were $55.2 million. All of these arrangements mature within one year. The Bank has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized; however, several are unsecured. The Bank had not recorded any liabilities associated with these guarantees at June 30, 2014.

Mortgage loans serviced for others are not included in the accompanying consolidated statements of condition. The unpaid principal balances of mortgage loans serviced for others were $211.9 million and $208.6 million at June 30, 2014, and December 31, 2013, respectively. On June 30, 2014, and December 31, 2013, the Bank recorded mortgage servicing rights at their estimated fair value of $1.42 million and $1.35 million, respectively.

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

A valuation allowance of $2.0 million has been provided at June 30, 2014, to reduce the deferred tax asset because, in management’s opinion, it is more likely than not that these tax benefits will not be realized. The portion of the deferred tax asset with valuation allowance is attributable to a net operating loss carry forward from the Bank’s California operations. The benefit of the net operating loss has already been realized as a result of the Guam income tax code.

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

Note 10 – Fair Value of Assets and Liabilities

The Bank uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with FASB ASC Topic 820 “Fair Value Measurements and Disclosures”, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances there are no quoted market prices for the Bank’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. The fair value guidance of ASC Topic 820 provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under then-current market conditions. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under then-current market conditions depends on the facts and circumstances, and requires the use of significant judgment. The fair value is a reasonable point within the range that is most representative of fair value under then-current market conditions.

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

Financial assets measured at fair value on a recurring basis as of June 30, 2014, and December 31, 2013, are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At June 30, 2014
U.S. government agency and sponsored enterprise (GSE) debt securities	$-	$79,394	$-	$79,394
U.S. government agency pool securities	-	50,369	-	50,369
U.S. government agency or GSE	-	175,362	-	175,362
Other assets:
MSRs	-	-	1,417	1,417
Total assets	$-	$305,125	$1,417	$306,542

At December 31, 2013
U.S. government agency and sponsored enterprise (GSE) debt securities	$-	$-	$-	$-
U.S. government agency pool securities	-	54,292	-	54,292
U.S. government agency or GSE	-	128,540	-	128,540
Other assets:
MSRs	-	-	1,354	1,354
Total assets	$-	$182,832	$1,354	$184,186

There are no liabilities measured at fair value on a recurring basis as of June 30, 2014, and December 31, 2013.

During the periods ended June 30, 2014, and December 31, 2013, the changes in Level 3 assets measured at fair value on a recurring basis are as follows:

	June 30, 2014	December 31, 2013
Beginning balance	$1,354	$1,285
Additions	93	184
Payoffs	(30)	(115)
Ending balance	$1,417	$1,354

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

There were no transfers into or out of the Bank’s Level 3 financial assets for the periods ended June 30, 2014, and December 31, 2013.

Fair Value on a Nonrecurring Basis

Under certain circumstances, the Bank makes adjustments to fair value for assets and liabilities even though they are not measured at fair value on an ongoing basis. The following table presents certain financial instruments which were measured at fair value during the periods ended June 30, 2014, and December 31, 2013:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2014
Financial assets:
Loans, net
Impaired loans	$-	$-	$249	$249

Other assets
Other real estate owned	$-	$-	$4,484	$4,484

December 31, 2013
Financial assets:
Loans, net
Impaired loans	$-	$-	$364	$364

Other assets
Other real estate owned	$-	$-	$4,610	$4,610

In accordance with the provisions of loan impairment guidance of FASB ASC Subtopic 310-10-35, two loans with a combined carrying value of $514 thousand were written down by $32 thousand during the quarter ending March 31, 2014, to a fair aggregate value of $482 thousand. One loan was also written down by $12 thousand during the quarter ending June 30, 2014, from its carrying value of $261 thousand to $249 thousand. The fair value of loans subject to write downs are estimated using the appraised value of the underlying collateral, discounted as necessary due to management’s estimates of changes in economic conditions, less the estimated costs of selling the assets.

In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of FASB ASC Subtopic 360–10, the OREO ending balance at March 31, 2014, was $4.6 million. During the quarter ending June 30, 2014, the Bank added three foreclosed properties to the OREO portfolio totaling approximately $58 thousand, which was offset by the sale of one foreclosed property in the amount of $139 thousand. OREO losses during the quarter, resulting from two small sale deficiency write-downs and the Bank’s share of settlement costs for one of the sales, amounted to $9 thousand, resulting in a June 30, 2014, second quarter ending OREO balance of $4.5 million. Other Real Estate Owned subject to write downs is estimated using the appraised value of the underlying collateral, discounted as necessary due to management’s estimates of changes in economic conditions, less the estimated costs to sell the assets.

Additionally, the Bank also makes adjustments to nonfinancial assets and liabilities even though they are not measured at fair value on an ongoing basis. The Bank does not have nonfinancial assets or liabilities for which a nonrecurring change in fair value has been recorded during the periods ended June 30, 2014, and December 31, 2013.

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

If quoted market prices are not available, the Bank estimates fair values using pricing models and discounted cash flows that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, and credit spreads. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include U.S. GSE obligations, corporate bonds, and other securities. Mortgage-backed securities are included in Level 2 if observable inputs are available. In certain cases where there is limited activity or less transparency around inputs to the valuation, the Bank would classify those securities in Level 3. At June 30, 2014, and December 31, 2013, the Bank did not have any Level 3 securities.

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

Short-Term Borrowings

The carrying amounts of federal funds purchased and Federal Home Loan Bank (FHLB) advances maturing within ninety days approximate their fair values. The Bank had no short-term borrowings as of June 30, 2014.

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

Fair Value of Other Financial Instruments

The estimated fair values of the Bank’s other financial instruments, excluding those assets recorded at fair value on a recurring basis on the Bank’s consolidated statements of condition, are as follows:

		Estimated fair value
	Carrying amount	Level 1	Level 2	Level 3
	(Dollars in thousands)
June 30, 2014
Financial assets:
Cash and cash equivalents	$136,321	$136,321	$-	$-
Interest bearing deposits with banks	400	400	-	-
Investment securities held to maturity	79,544	-	81,247	-
Loans	901,997	-	-	894,383
Total	$1,118,262	$136,721	$81,247	$894,383

Financial liabilities:
Deposits	$1,371,343	$-	$-	$1,371,853
Total	$1,371,343	$-	$-	$1,371,853

December 31, 2013
Financial assets:
Cash and cash equivalents	$96,583	$96,583	$-	$-
Interest bearing deposits with banks	400	400	-	-
Investment securities held to maturity	88,989	-	88,820	-
Loans	860,883	-	-	859,808
Total	$1,046,855	$96,983	$88,820	$859,808

Financial liabilities:
Deposits	$1,183,445	$-	$-	$1,185,531
Total	$1,183,445	$-	$-	$1,185,531

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

Other than holding the shares of the Bank, the Company conducts no significant activities, although it is authorized, with the prior approval of its principal regulator, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), to engage in a variety of activities related to the business of banking. Currently, substantially all of the Company’s operations are conducted and substantially all of the assets are owned by the Bank, which accounts for substantially all of our consolidated assets and consolidated revenues, expenses and operating income. The Bank’s headquarters is located in Hagåtña, Guam, and the Bank provides a variety of financial services to individuals, businesses and government entities through its branch network. The Bank’s primary deposit products are demand deposits, savings and time certificates of deposit, and its primary lending products are consumer, commercial and real estate loans. The Bank also provides many other financial services to its customers.

Summary of Operating Results

The following table provides unaudited comparative information with respect to our results of operations for the three-month and six-month periods ended June 30, 2014 and 2013, respectively:

(unaudited)	Three months ended June 30,			Six months ended June 30,
	2014 Amount	2013 Amount	% Change	2014 Amount	2013 Amount	% Change
(dollars in thousands)
Interest income	$16,500	$15,867	4.0%	$32,730	$31,143	5.1%
Interest expense	1,210	1,105	9.5%	2,384	2,530	-5.8%
Net interest income	15,290	14,762	3.6%	30,346	28,613	6.1%
Provision for loan losses	900	(680)	-232.4%	1,800	295	510.2%
Net interest income after provision for loan losses	14,390	15,442	-6.8%	28,546	28,318	0.8%
Total non-interest income	2,496	2,994	-16.6%	4,964	6,014	-17.5%
Total non-interest expense	14,001	14,128	-0.9%	27,622	27,336	1.0%
Net income before income taxes	2,885	4,308	-33.0%	5,887	6,996	-15.9%
Provision for income taxes	838	1,294	-35.3%	1,713	2,056	-16.7%
Net income	$2,047	$3,014	-32.1%	$4,174	$4,940	-15.5%

Net income per common share
Basic	$0.23	$0.34		$0.47	$0.56
Diluted	$0.23	$0.34		$0.47	$0.56

As the above table indicates, our net income increased in the three months ended June 30, 2014, as compared to the corresponding period in 2013. In the three months ended June 30, 2014, we recorded net income after taxes of $2.0 million, down $967 thousand (or 32.1%) as compared to the same period in 2013. These results were most significantly impacted by: (i) a provision for loan losses of $900 thousand in the second quarter of 2014 as compared to a negative provision of $680 thousand during the same period of 2013; and, (ii) lower non-interest income, which decreased by $498 thousand, primarily caused by a decrease of $243 thousand in net investment securities gains and a decrease of $168 thousand in income from cardholders. These negative effects were partially offset by (i) a $528 thousand increase in net interest income, composed of a $633 thousand increase in interest income attenuated by a $105 thousand increase in interest expense; (ii) a decrease in our provision for income taxes of $456 thousand; and, a reduction of $127 thousand in non-interest expense. This decrease in non-interest expense in the three months ended June 30, 2014, as compared to the same period in 2013, was largely attributed to: (i) a drop of $733 thousand in the other general operating expense category; (ii) an increase of $595 thousand in expenses associated with other real estate owned, from a negative $566 thousand a year earlier; (iii) a decrease in employee salaries and related benefit expenses, which declined by $230; and, (iv) a decrease of $109 thousand in occupancy expenses. These were only partially offset by an increase of furniture and equipment expense by $204 thousand and an increase of $128 thousand in insurance expense.

During the first six months of 2014 our net income after taxes decreased to $4.2 million from $4.9 million during the corresponding period of 2013. This decrease of $766 thousand (or 15.5%) was primarily due to an increase in our provision for loan losses by $1.5 million, from $295 thousand to $1.8 million in the first half of 2014. The increase in our provision for loan losses during the first six months of 2014 was the result of a one-time decrease in provisions in the second quarter of 2013. The increase in provisions caused net interest income to rise by only $228 thousand during the first half of 2014 in comparison to the same period in 2013. In addition, non-interest income decreased by $1.1 million during the six months ended June 30, 2014, and non-interest expense increased by $286 thousand, or 1.0%. The reduction in non-interest income was primarily caused by a decrease of $576 thousand in income from cardholders, a decrease of $450 thousand in net investment securities gains and a decrease of $112 thousand in trustee fees, only partially offset by an increase of $111 thousand in service charges and fees. The factors reducing our net income were only partially offset by a decrease in our provision for income taxes of $434 thousand, but the decrease in net income was limited by an increase of $1.7 million in net interest income that resulted from an increase of $1.6 million in interest income and a decrease of $146 thousand in interest expense.

The following table shows the decrease in our net interest margin and indicates the impact that the decrease in our operating results in the three months and six months ended June 30, 2014, had on our annualized returns on average assets and average equity during that period, as compared to the corresponding periods in 2013:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net interest margin	4.35%	4.89%	4.49%	4.77%
Return on average assets	0.23%	0.93%	0.24%	0.77%
Return on average equity	3.46%	12.70%	3.58%	10.39%

All three measures for the three months and the six months ending June 30, 2014, decreased from the same periods in 2013. The primary reason for the decrease in net interest margin is that our interest earning assets grew at a much higher rate (16.3% in the three months ended and 12.7% in the six months ended June 30, 2014, versus June 30, 2013) than our net interest income (3.6% in the three months ended and 6.1% in the six months ended June 30, 2014, versus June 30, 2013) and the yield on total interest earning assets decreased sharply (by 0.56% in the three months ended and by 0.35% in the six months ended June 30, 2014, versus June 30, 2013). The decreases in the returns on average assets and average equity were primarily due to the decrease in net income (by 32.1% in the three months ended and 15.5% in the six months ended June 30, 2014, versus June 30, 2013) which in turn was primarily caused by the one-time boost to income from the negative provision for loan losses during the second quarter of 2013. We also experienced a very rapid increase in average assets relative to the previous year’s periods, by 14.3% in the three months ended and 11.3% in the six months ended June 30, 2014.

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

The following table sets forth our interest income, interest expense and net interest income, and our annualized net interest margin for the three-month and six-month periods ended June 30, 2014 and 2013, respectively:

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2014 Amount	2013 Amount	% Change	2014 Amount	2013 Amount	% Change
Interest income	$16,500	$15,867	3.99%	$32,730	$31,143	5.10%
Interest expense	1,210	1,105	9.47%	2,384	2,530	-5.75%
Net interest income	$15,290	$14,762	3.58%	$30,346	$28,613	6.06%

Net interest margin	4.35%	4.89%	-0.54%	4.49%	4.77%	-0.28%

Net interest income decreased by 0.54% for the three months and by 0.28% for the six months ended June 30, 2014, as compared to the corresponding periods in 2013.

For the three months ended June 30, 2014, net interest income rose by $528 thousand as compared to the same period in 2013. Total interest income increased by $633 thousand, because of a $453 thousand decrease in interest earned on loans and an increase of $180 thousand in interest income from investment securities. The increase in net interest income was attenuated by the increase in total interest expense of $105 thousand, which was due to the decrease in interest rates paid on money market and savings accounts and on certificates of deposit.

For the six months ended June 30, 2014, net interest income rose by $1.7 million as compared to the same period in 2013, with a $146 thousand decrease in total interest expense supplemented by a $1.6 million increase in total interest income. The increase in total interest income was principally because of the $1.6 million increase in interest income from loans, while the decrease in total interest expense was primarily due to the reduction of $80 thousand in interest paid on other borrowings when compared to the same period in 2013, as other borrowings were paid off in the second quarter of 2013.

As indicated in the above table, our net interest margin for the three months ended June 30, 2014, was 4.35%, a decrease of 0.54% from the 4.89% margin during the second quarter of 2013. For the six months ended June 30, 2014, the net interest margin decreased by 0.28% to 4.49% as compared to the 4.77% margin in the corresponding six months in 2013.

Average Balances

Distribution, Rate and Yield

The following table sets forth information regarding our average balance sheet, annualized yields on interest earning assets and interest rates on interest-bearing liabilities, the interest rate spread and the interest rate margin for the six month period ended June 30, 2014 and 2013:

	Three months ended June 30,
	2014			2013
(dollars in thousands)	Average balance	Interest earned/paid	Average yield/rate	Average balance	Interest earned/paid	Average yield/rate
Interest earning assets:
Short term investments[1]	$137,673	$74	0.22%	$93,156	$74	0.32%
Investment securities[2]	374,515	1,450	1.55%	302,331	1,270	1.68%
Loans[3]	893,510	14,976	6.70%	812,932	14,523	7.15%
Total interest earning assets	1,405,698	16,500	4.70%	1,208,419	15,867	5.25%
Non-interest earning assets	69,897			82,607
Total Assets	$1,475,595			$1,291,026
Interest-bearing liabilities:
Interest-bearing checking accounts	$147,502	$42	0.11%	$122,353	$35	0.11%
Money market and savings accounts	816,457	1,125	0.55%	709,023	1,010	0.57%
Certificates of deposit	49,427	43	0.35%	55,309	60	0.43%
Total interest-bearing liabilities	1,013,386	1,210	0.48%	886,685	1,105	0.50%
Non-interest-bearing liabilities	365,315			309,417
Total Liabilities	1,378,701			1,196,102
Stockholders’ equity	96,894			94,924
Total Liabilities and Stockholders’ equity	$1,475,595			$1,291,026
Net interest income		$15,290			$14,762
Interest rate spread			4.22%			4.75%
Net interest margin			4.35%			4.89%

	Six months ended June 30,
	2014			2013
(dollars in thousands)	Average balance	Interest earned/paid	Average yield/rate	Average balance	Interest earned/paid	Average yield/rate
Interest earning assets:
Short term investments[1]	$124,581	$118	0.19%	$100,180	$133	0.27%
Investment securities[2]	341,738	2,698	1.58%	307,912	2,639	1.71%
Loans[3]	884,591	29,915	6.76%	790,609	28,371	7.18%
Total interest earning assets	1,350,910	32,731	4.85%	1,198,701	31,143	5.20%
Non-interest earning assets	74,174			81,191
Total Assets	$1,425,084			$1,279,892
Interest-bearing liabilities:
Interest-bearing checking accounts	$138,687	$77	0.11%	$119,404	$103	0.17%
Money market and savings accounts	785,308	2,215	0.56%	700,763	2,234	0.64%
Certificates of deposit	49,894	92	0.37%	55,588	113	0.41%
Other borrowings	-	-	0.00%	3,333	80	4.80%
Total interest-bearing liabilities	973,889	2,384	0.49%	879,088	2,530	0.58%
Non-interest-bearing liabilities	355,409			305,667
Total Liabilities	1,329,298			1,184,755
Stockholders’ equity	95,786			95,137
Total Liabilities and Stockholders’ equity	$1,425,084			$1,279,892
Net interest income		$30,346			$28,613
Interest rate spread			4.36%			4.62%
Net interest margin			4.49%			4.77%
(¹)	Short term investments consist of federal funds sold and interest-bearing deposits that we maintain with other financial institutions.
(2)	Includes all investment securities in the Available-for-Sale and the Held-to-Maturity classifications.

(3)	Loans include the average balance of non-accrual loans.

For the three months ended June 30, 2014, our total average earning assets increased by $197.3 million as compared to the same period in 2013, comprised of the $80.6 million increase in our average loan portfolio, the $72.2 million increase in our average investment securities portfolio and the $44.5 million increase in average short term investments. The overall growth in average earning assets was the result of sustained growth in our deposit base. In the same three month period ended June 30, 2014, average total interest-bearing liabilities increased by $126.7 million, largely attributed to the $107.4 million increase in average money market and savings deposits, coupled with the $25.1 million increase in average interest-bearing checking account balances. These were, however, partially offset by the $5.9 million decrease in average certificates of deposit as compared to the same period in 2013. Average non-interest-bearing liabilities, primarily in checking accounts, increased by $55.9 million during the period.

For the six months ended June 30, 2014, our total average earning assets increased by $152.2 million as compared to the same period in 2013, comprised of the $94.0 million increase in our average loan portfolio, the $72.2 million increase in our average investment securities portfolio and the $24.4 million increase in average short term investments. The overall growth in average earning assets was the result of sustained growth in our deposit base, which grew by $187.9 million during the first half of 2014. In the same six month period ended June 30, 2014, average total interest-bearing liabilities increased by $94.8 million, largely attributed to the $84.5 million increase in average money market and savings deposits, coupled with the $19.3 million increase in average interest-bearing checking account balances. These were, however, partially offset by the $5.7 million decrease in average certificates of deposit and the $3.3 million decrease in average other borrowings as compared to the same period in 2013. Average non-interest-bearing liabilities, primarily in checking accounts, increased by $49.7 million during the period.

Our net interest spread and net interest margin in the three months ended June 30, 2014, decreased by 0.53% and 0.54%, respectively, as compared to the same period in 2013. These decreases are primarily attributed to the 0.55% drop in our average yield on total interest earning assets, led by the 0.55% decline in our average loan yields, and only partially offset by the overall 0.02% decline in our average cost of funds.

Our net interest spread and net interest margin in the six months ended June 30, 2014, decreased by 0.26% and 0.28%, respectively, as compared to the same period in 2013. These decreases are primarily attributed to the 0.35% drop in our yield on total interest earning assets, led by the 0.42% decline in our loan yields, and only partially offset by the overall 0.09% decline in our cost of funds.

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

If management determines that it is necessary to increase the allowance for loan losses, a provision for loan losses is taken from current income and assigned to the allowance. For the three-month period ended June 30, 2014, the Bank’s provision for loan losses was $900 thousand, an increase of $1.6 million from the one-time negative provision of $680 thousand during the corresponding period of 2013. Management believes that the provision for loan losses was sufficient to provide for the risk of loss inherent with the increase in the average loan portfolio by $80.6 million, from $812.9 million for the three months ended June 30, 2013, to $893.5 million for the three months ended June 30, 2014. By comparison, we recorded net loan charge-offs of $713 thousand for the three month period ended June 30, 2014, and the allowance for loan losses at June 30, 2014, stood at $12.6 million or 1.38% of total gross loans outstanding as of the balance sheet date.

For the six-month period ended June 30, 2014, the Bank’s provision for loan losses was $1.8 million, an increase of $1.5 million, or 510.2%, from the corresponding period of 2013. Management believes that the provision for loan losses was sufficient to provide for the risk of loss inherent with the increase in the average loan portfolio by $94.0 million, from $790.6 million for the six months ended June 30, 2013, to $884.6 million for the six months ended June 30, 2014. By comparison, we recorded net loan charge-offs of $1.2 million for the six month period ended June 30, 2014. See “Analysis of Allowance for Loan Losses” in the Financial Condition Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Non-Interest Income

The table below represents the major components of non-interest income and the changes therein for the three- and six-month periods ended June 30, 2014, as compared to the same periods in 2013.

	Three months ended June 30,				Six months ended June 30,
(dollars in thousands)	2014 amount	2013 amount	Amount change	Percent change	2014 amount	2013 amount	Amount change	Percent change
Service charges and fees	$1,247	$1,236	$11	0.9%	$2,356	$2,245	$111	4.9%
Investment securities gains, net	-	243	(243)	-100.0%	-	450	(450)	-100.0%
Income from merchant services	487	434	53	12.2%	1,016	967	49	5.1%
Income from cardholders	2	170	(168)	-98.6%	109	685	(576)	-84.1%
Wire transfer fees	184	173	11	6.4%	352	336	16	4.8%
Trustee fees	99	144	(45)	-31.0%	152	264	(112)	-42.4%
Other income	476	594	(118)	-19.9%	978	1,067	(89)	-8.3%
Total non-interest income	$2,496	$2,994	$(498)	-16.6%	$4,964	$6,014	$(1,050)	-17.5%

For the three months ended June 30, 2014, non-interest income totaled $2.5 million, which represented a decrease of $498 thousand as compared to the same period in 2013. The decrease is attributed to the $243 thousand decrease in our net investment securities gains, coupled with the $168 thousand decrease in income from cardholders and the $118 thousand decrease in other income. The decrease in net investment securities gains was the result of stable to modestly rising yields in markets for the securities we transacted, the decrease in cardholder income was due to higher processing fees associated with incorporating the VISA® brand on the Bank’s debit cards, and the decrease in other income resulted primarily from a change in electronic payment system fees. These were partially offset by the $53 thousand increase in income from merchant services in the ordinary course of business.

For the six months ended June 30, 2014, there was a $1.1 million decrease in total non-interest income from the same period in 2013 that was primarily due to a $576 thousand decrease in our income from cardholders, as explained above, the $450 thousand decrease in net investment securities gains, and the $112 thousand reduction in our income from trustee fees. The decrease in our net investment securities gains was the result of elevated gains on the sale of securities to replenish the Bank’s overnight liquidity, reduce the weighted average life of the portfolio and to convert 20% risk-weighted fixed rate securities to 0% risk-weighted variable rate securities during the first six months of 2013, gains that were not repeated during the first six months of 2014. The decrease in trustee fees was caused by falling fee income from the issuance of new municipal bonds for which the Bank is trustee, as well as other reductions in fees in the normal course of business. These decreases were only partially offset by a $111 thousand increase in service charges and fees from various bank products.

Non-interest Expense

The table below represents the major components of non-interest expense and the changes for the three- and six-month periods ended June 30, 2014 and 2013.

	Three months ended June 30,				Six months ended June 30,
(dollars in thousands)	2014 amount	2013 amount	Amount change	Percent change	2014 amount	2013 amount	Amount change	Percent change
Salaries and employee benefits	$6,654	$6,884	$(230)	-3.35%	$13,171	$12,397	$774	6.24%
Occupancy	1,691	1,800	(109)	-6.08%	3,363	3,373	(10)	-0.29%
Furniture and equipment	1,587	1,383	204	14.78%	3,118	3,022	96	3.17%
Contract services	508	380	128	33.68%	876	710	166	23.42%
Insurance	421	423	(2)	-0.36%	840	838	2	0.19%
Professional services	294	337	(43)	-12.79%	767	668	99	14.85%
Telecommunications	358	355	3	0.71%	723	737	(14)	-1.84%
Federal Deposit Insurance Corporation assessment	299	274	25	9.14%	555	550	5	0.84%
Stationery & supplies	239	199	40	20.32%	437	382	55	14.44%
Education	175	181	(6)	-3.41%	300	415	(115)	-27.64%
Other Real Estate Owned	30	172	(143)	-82.89%	35	1,076	(1,041)	-96.72%
General, administrative and other	1,745	1,740	5	0.31%	3,437	3,168	269	8.49%
Total non-interest expenses	$14,001	$14,128	$(127)	-0.90%	$27,622	$27,336	$286	1.05%

For the three months ended June 30, 2014, non-interest expense totaled $14.0 million, which represented a $127 thousand decrease as compared to the same period in 2013. The $127 thousand decrease is largely attributed to the $230 thousand decrease in salaries and employee benefits, the $143 thousand decrease in the expenses associated with other real estate owned (OREO), and the $109 thousand decrease in occupancy expense. The decrease in salaries and employee benefits was primarily due to adjustments in our accruals. The $143 thousand drop in OREO expense was due to a write-down on a commercial real estate loan in the second quarter of 2013 that did not recur in 2014, and the decrease in occupancy expense resulted from the reduction in electrical power consumption based upon conservation measures. The decreases in these and other classifications were partially offset by the $204 thousand increase in furniture and equipment expense that resulted from higher costs of computer equipment maintenance contracts and depreciation, and the $128 thousand increase in contract services was incurred to place additional guards in Bank branches in Guam.

During the six months ended June 30, 2014, total non-interest expense increased by $286 thousand from the year-earlier period. Salaries and employee benefits expense increased by $774 thousand, general, administrative and other expense increased by $269 thousand, and contract services expense increased by $166 thousand. The increase in salaries and employee benefits expense was due to annual merit increases for our employees as well as a slight increase in the number of personnel. General, administrative and other expense increased in the normal course of business. The increase in contract services expense resulted from placing additional security guards in the Bank’s Guam branches. These increases were partially offset by a $1.0 million decrease in OREO expense, and a reduction of $115 thousand in education expense. OREO expense fell because of non-recurring write-down of a commercial real estate loan during the first half of 2013, and the reduction of education expense resulted from the one-time cost of implementing a new on-line training system.

Income Tax Expense

For the three months ended June 30, 2014, the Bank recorded income tax expenses of $837.7 thousand. This compares to the $1.3 million in income tax expenses recorded for the corresponding period in 2013, and is $456 thousand lower as the result of the decrease of $1.4 million in net income before taxes as compared to the same period in 2013. For the six months ended June 30, 2014, income tax expenses of $1.7 million were $343 thousand lower than the $2.1 million paid in the first two quarters of 2013 because of the $1.1 million decrease in net income before taxes.

Financial Condition

Assets

As of June 30, 2014, total assets were $1.5 billion, an increase of 15.3% from the $1.28 billion at December 31, 2013. This $196.2 million increase is largely attributed to the $197.6 million increase in our interest earning assets portfolio, which was led by the $122.3 million increase in our available-for-sale investment securities portfolio, the $43.7 million increase in interest-earning deposits with financial institutions (which includes interest-earning balances we maintained at the Federal Reserve Bank of San Francisco and balances that we maintain as deposits in a commercial bank to meet the regulatory requirements of the State of California), and the $41.1 million increase in our net loan portfolio, supplemented by the $2.3 million increase in other assets. These were partially offset by a $9.4 million decrease in our held-to-maturity investment securities portfolio and a $3.9 million decrease in cash and cash due from other banks.

Interest-Earning Assets

The following table sets forth the composition of our interest-earning assets at June 30, 2014, as compared to December 31, 2013:

	June 30,	December 31,
(dollars in thousands)	2014	2013	Variance
Interest-earning deposits with financial institutions	$108,527	$64,841	$43,686
Federal Funds sold	5,000	5,000	-
Federal Home Loan Bank stock, at cost	2,097	2,098	(1)
Investment securities available for sale	305,125	182,832	122,293
Investment securities held to maturity	79,544	88,989	(9,445)
Loans (net of allowances of $12,645 and $11,675 and deferred fees of $2,472 and $2,213)	901,997	860,883	41,114
Total interest-earning assets	$1,402,290	$1,204,643	$197,647

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

A summary of the balances of loans at June 30, 2014, and December 31, 2013, follows:

	June 30, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial
Commercial & industrial	$197,824	21.6%	$183,364	21.0%
Commercial mortgage	391,877	42.7%	380,454	43.4%
Commercial construction	11,696	1.3%	697	0.1%
Total commercial	601,397	65.6%	564,515	64.5%
Consumer
Residential mortgage	147,360	16.1%	152,757	17.5%
Home equity	1,037	0.1%	1,039	0.1%
Automobile	13,412	1.5%	7,269	0.8%
Other consumer loans[1]	153,908	16.8%	149,593	17.1%
Total consumer	315,717	34.4%	310,658	35.5%
Gross loans	917,114	100.0%	875,173	100.0%
Deferred fee (income) costs, net	(2,472)		(2,213)
Allowance for loan losses	(12,645)		(12,077)
Loans, net	$901,997		$860,883
[1]	Comprised of other revolving credit, installment loans, and overdrafts.

At June 30, 2014, total gross loans increased by $41.9 million, to $917.1 million, from $875.2 million at December 31, 2013. The increase in loans was largely attributed to a $36.9 million increase in commercial loans to $601.4 million at June 30, 2014, from $564.5 million at December 31, 2013. The increase in commercial loans was due to the $14.5 million growth in the commercial & industrial loan portfolio, supplemented by the $11.4 million increase in commercial mortgage loans and the $11.0 million increase in commercial construction loans. The increases in commercial loans were primarily due to new loan bookings in Guam and in the California region. There was a $5.1 million increase in consumer loans to $315.7 million at June 30, 2014, up from $310.7 million at December 31, 2013. The increases in consumer loans were due to the $6.1 million increase in automobile loans derived from new dealer loan bookings and $4.3 million rise in other consumer loans, which include revolving credit, installment loans and overdrafts.  These were offset by decrease of $5.4 million in residential mortgages. The residential mortgages on our books decreased largely because of principal pay downs, payoffs, and refinancings with the Federal Home Loan Mortgage Corporation in reaction to favorable interest rates.

At June 30, 2014, loans outstanding were comprised of approximately 66.57% variable rate loans and 33.43% fixed rate loans.

Since it first opened in 1972, the Bank has expanded its operations and its branch network, first in Guam, then in the other islands of our region and in San Francisco. In the interests of enhancing performance and stability through market and industry diversification, the Bank has increased its focus on growth in the California region in recent years, adding personnel with experience and expertise in the San Francisco area. The following table provides figures for loans in the Bank’s administrative regions for the years ending December 31, 2011, 2012 and 2013, and the six months ended June 30, 2014:

	At December 31,
	2011	2012	2013	At June 30, 2014
Guam	$530,959	$498,728	$550,380	$579,645
Commonwealth of the Northern Mariana Islands	$71,190	$65,703	$66,252	$65,057
The Freely Associated States of Micronesia *	$38,742	$40,618	$41,030	$41,299
California	$87,307	$143,783	$203,221	$215,996
Total	$728,198	$748,832	$860,883	$901,997

*	The Freely Associated States are comprised of the Federated States of Micronesia (Chuuk, Kosrae, Pohnpei and Yap), the Republic of Palau and the Republic of the Marshall Islands.

As the table indicates, the Bank’s total loans, net of deferred fees and the allowance for loan losses, increased by 4.8% during the first six months of 2014, and by a cumulative 18.2% in 2012 and 2013. By way of comparison, loans in the California region increased by 6.3% during the first six months of this year, and by a cumulative 132.8% in 2012 and 2013. While the Bank’s overall loan portfolio continues to grow, nearly one-third of that growth has been in the California region for the six months ended June 30, 2014, and by 87.4% in the two years ended December 31, 2013, providing support for the expansion of the Bank.

Interest Earning Deposits and Investment Securities

In the current interest rate environment and in order to maintain sufficient liquidity in the ordinary course of business, the Bank maintained $108.1 million in interest earning deposits with financial institutions at June 30, 2014, an increase of $43.7 million, or 67.8%, from the $64.4 million in such deposits at December 31, 2013. This increase was primarily in our Federal Reserve account. From December 31, 2013, to June 30, 2014, the Bank’s investment portfolio increased by $112.8 million, or 41.2%, from $273.9 million to $386.8 million. During the six months ended June 30, 2014, pay downs in the portfolio averaged $23.5 million, and in March, May and June, $16.0 million in securities were called. Replenishment of the portfolio averaged $24.4 million during the six months, but with the June 30, 2014, revaluation of the available for sale portfolio, previously unrealized losses swung to an unrealized gain position with a net effect of a $2.6 million increase in value. The investment portfolio expansion was comprised of a $122.3 million increase in available for sale securities, which rose by 66.9%, from $182.8 million to $305.1 million, partially offset by a $9.4 million decrease in held to maturity securities, which declined by 10.6%, from $89.0 million to $79.5 million. The combined increase in interest earning deposits with financial institutions and investment securities was $197.6 million, absorbing the increase of $187.9 million in total deposits during the first six months of 2014.

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

The following table contains information regarding our non-performing assets as well as restructured loans as of June 30, 2014, and December 31, 2013.

(dollars in thousands)	June 30, 2014	December 31, 2013
Non-accrual loans:
Commercial & industrial	$504	$343
Commercial mortgage	6,464	6,344
Residential mortgage	7,866	6,351
Home equity	71	62
Other consumer	133	195
Total nonaccrual loans:	$15,038	$13,295
Loans past due 90 days and still accruing:
Commercial & industrial	$111	$23
Commercial mortgage	605	-
Residential mortgage	837	45
Automobile	-	13
Other consumer	1,035	826
Total loans past due 90 days and still accruing	$2,588	$907
Total non-performing loans	17,626	14,202
Other real estate owned (OREO):
Commercial real estate	$2,999	$2,923
Residential real estate	1,485	1,687
Total other real estate owned	$4,484	$4,610
Other non-performing assets:
Total other nonperforming assets	-	-
Total nonperforming assets	$22,110	$18,812

Restructured loans:
Accruing loans	$5,273	$3,552
Non-accruing loans (included in nonaccrual loans above)	6,894	5,554
Total restructured loans	$12,167	$9,106

The above table indicates that non-performing loans increased by $3.4 million during the six months ended June 30, 2014, which resulted from the increase in non-accrual loans by $1.7 million to $15.0 million, up from $13.3 million at December 31, 2013, and the increase of $1.7 million in total loans past due by 90 days or more and still accruing interest, from $907 thousand to $2.6 million during the same period. This increase is largely attributed to the $1.5 million increase in nonaccruing residential mortgages, supplemented by the increase of past due but still accruing loans of $792 thousand in residential mortgages, $605 thousand in commercial mortgages, and $209 thousand in other consumer loans.

At June 30, 2014, the Bank’s largest non-performing loans consist of two commercial loan relationships in the amount of $4.8 million, located in Guam. The two loan relationships are secured by real estate. The Guam loans were placed on non-accrual due to deficiencies in their cash flow to service the monthly loan payments and meet operating expenses. At this time, management believes that the allowance for loan losses is adequate to cover these loans; however, should property values deteriorate, additional write-downs or additional provisions may be necessary.

Analysis of Allowance for Loan Losses

The allowance for loans losses was $12.6 million and 1.38% of outstanding gross loans as of June 30, 2014, as compared to $12.1 million, also 1.38% of outstanding gross loans at December 31, 2013. This increase in the amount of the allowance was proportional to the $41.9 million growth of our loan portfolio.

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

Management assesses the estimated credit losses inherent in the non-classified and classified portions of our loan portfolio by considering a number of factors or elements including:

—	Management’s evaluation of the collectability of the loan portfolio;

—	Credit concentrations;
—	Historical loss experience in the loan portfolio;
—	Levels of and trending in delinquency, classified assets, non –performing and impaired loans;
—	Effects of changes in underwriting standards and other changes in lending policies, procedures and practices;
—	Experience, ability, and depth of lending management and other relevant staff;
—	Local, regional, and national trends and conditions including industry-specific conditions;
—	Effect of changes in credit concentration; and
—	External factors such as competition, legal and regulatory conditions, as well as typhoon and other natural disasters.

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

The following table summarizes the changes in our allowance for loan losses.

	Commercial	Residential Mortgages	Consumer	Total
	(Dollars in thousands)
Six Months Ended June 30, 2014
Allowance for loan losses:
Balance at beginning of period	$5,987	$922	$5,168	$12,077
Charge-offs	(266)	(58)	(1,793)	(2,117)
Recoveries	167	15	703	885
Provision	302	130	1,368	1,800
Balance at end of period	$6,190	$1,009	$5,446	$12,645

Three Months Ended June 30, 2014
Allowance for loan losses:
Balance at beginning of quarter	$6,249	$695	$5,514	$12,458
Charge-offs	(107)	(39)	(1,001)	(1,147)
Recoveries	12	12	410	434
Provision	36	341	523	900
Balance at end of quarter	$6,190	$1,009	$5,446	$12,645

Allowance balance at end of quarter related to:
Loans individually evaluated for impairment	$-	$-	$-	$-
Loans collectively evaluated for impairment	$6,190	$1,009	$5,446	$12,645

Loan balances at end of quarter:
Loans individually evaluated for impairment	$12,998	$8,800	$133	$21,931
Loans collectively evaluated for impairment	588,399	139,597	167,187	895,183
Ending Balance	$601,397	$148,397	$167,320	$917,114

Year Ended December 31, 2013
Allowance for loan losses:
Balance at beginning of year	$6,251	$1,453	$4,524	$12,228
Charge-offs	(470)	(168)	(3,422)	(4,060)
Recoveries	116	143	1,555	1,814
Provision	90	(506)	2,511	2,095
Balance at end of year	$5,987	$922	$5,168	$12,077

Allowance balance at end of year related to:
Loans individually evaluated for impairment	$-	$-	$-	$-
Loans collectively evaluated for impairment	$5,987	$922	$5,168	$12,077

Loan balances at end of year:
Loans individually evaluated for impairment	$10,239	$6,412	$195	$16,846
Loans collectively evaluated for impairment	554,276	147,384	156,667	858,327
Ending Balance	$564,515	$153,796	$156,862	$875,173

Total Cash and Cash Equivalents

Total cash and cash equivalents were $136.3 million and $96.6 million at June 30, 2014, and December 31, 2013, respectively. This balance, which is comprised of cash and due from bank balances, federal funds sold and unrestricted interest-bearing deposits that we maintain at other financial institutions (including the Federal Reserve Bank of San Francisco) will vary depending on daily cash settlement activities, the amount of highly liquid assets needed based on known events such as the repayment of borrowings and funding of loans, and actual cash on hand in the Bank’s branches. The increase of $39.7 million in the balance during the period partially absorbed the increase of $187.9 million in total deposits and the increase of $4.2 million in other liabilities.

The following table sets forth the composition of our cash and cash equivalent balances at June 30, 2014, and December 31, 2013:

(dollars in thousands)	June 30, 2014	December 31, 2013	Variance to December 31
Cash and due from banks	$23,195	$27,142	$(3,947)
Federal funds sold	5,000	5,000	-
Interest-bearing deposits with financial institutions	108,127	64,441	43,686
Total cash and cash equivalents	$136,321	$96,583	$39,738

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

At June 30, 2014, the carrying value of the investment securities portfolio totaled $384.7 million, which represents a $112.8 million increase from the portfolio balance of $271.8 million at December 31, 2013. The table below sets forth the composition of our investment securities portfolio at June 30, 2014, and December 31, 2013:

The amortized cost and fair value of investment securities, with gross unrealized gains and losses, follows:

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$79,295	$111	$(12)	$79,394
U.S. government agency pool securities	50,989	103	(722)	50,369
U.S. government agency or GSE mortgage-backed securities	174,600	1,355	(593)	175,362
Total	$304,884	$1,569	$(1,327)	$305,125

Securities Held-to-Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$28,035	$534	$-	$28,569
U.S. government agency pool securities	1,294	25	(7)	1,312
U.S. government agency or GSE mortgage-backed securities	50,215	1,238	(87)	51,366
Total	$79,544	$1,797	$(94)	$81,247

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
U.S. government agency pool securities	$54,733	$122	$(563)	$54,292
U.S. government agency or GSE mortgage-backed securities	130,411	112	(1,983)	128,540
Total	$185,144	$234	$(2,546)	$182,832

Securities Held-to-Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$32,824	$-	$(515)	$32,309
U.S. government agency pool securities	1,641	24	(12)	1,653
U.S. government agency or GSE mortgage-backed securities	54,524	920	(586)	54,858
Total	$88,989	$944	$(1,113)	$88,820

At June 30, 2014, and December 31, 2013, investment securities with a carrying value of $185.7 million and $170.5 million, respectively, were pledged to secure various government deposits and other public requirements.

The amortized cost and fair value of investment securities by contractual maturity at June 30, 2014, and December 31, 2013, follows:

	June 30, 2014
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$-	$-	$2	$2
Due after one but within five years	83,946	84,141	1,130	1,194
Due after five but within ten years	71,249	71,626	50,261	51,568
Due after ten years	149,689	149,358	28,151	28,483
Total	$304,884	$305,125	$79,544	$81,247

	December 31, 2013
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$-	$-	$37	$38
Due after one but within five years	5,084	5,196	565	600
Due after five but within ten years	39,155	38,923	57,154	57,153
Due after ten years	140,905	138,713	31,233	31,029
Total	$185,144	$182,832	$88,989	$88,820

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at June 30, 2014, and December 31, 2013.

	June 30, 2014
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
Securities Available for Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$(12)	$9,983	$-	$-	$(12)	$9,983
U.S. government agency pool securities	(39)	6,877	(683)	38,496	(722)	45,373
U.S. government agency or GSE mortgage-backed securities	-	-	(593)	51,636	(593)	51,636
Total	$(51)	$16,860	$(1,276)	$90,132	$(1,327)	$106,992

Securities Held to Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$-	$-	$-	$-	$-	$-
U.S. government agency pool securities	(4)	162	(3)	132	(7)	294
U.S. government agency or GSE mortgage-backed securities	-	-	(87)	18,014	(87)	18,014
Total	$(4)	$162	$(90)	$18,146	$(94)	$18,308

	December 31, 2013
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
Securities Available for Sale
U.S. government agency pool securities	$(505)	$42,298	$(58)	$4,843	$(563)	$47,141
U.S. government agency or GSE mortgage-backed securities	(1,957)	108,637	(26)	5,606	(1,983)	114,243
Total	$(2,462)	$150,935	$(84)	$10,449	$(2,546)	$161,384

Securities Held to Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$(515)	$32,309	$-	$-	$(515)	$32,309
U.S. government agency pool securities	(8)	304	(4)	284	(12)	588
U.S. government agency or GSE mortgage-backed securities	(586)	18,770	-	-	(586)	18,770
Total	$(1,109)	$51,383	$(4)	$284	$(1,113)	$51,667

The Company does not believe that any of the investment securities that were in an unrealized loss position as of June 30, 2014, which comprised a total of 39 securities, were other-than-temporarily impaired. Specifically, the 39 securities are comprised of the following: 18 Small Business Administration (SBA) Pool securities, 14 mortgage-backed securities issued by the Government National Mortgage Association (GNMA), 3 mortgage-backed securities issued by the Federal National Mortgage Association (FNMA), 2 mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation (FHLMC), and 2 U.S. Government agency bonds issued by the Federal Home Loan Bank (FHLB).

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

Deposits

At June 30, 2014, total deposits increased by $187.9 million to $1.37 billion as compared to $1.18 billion in total deposits at December 31, 2013. Interest-bearing deposits increased by $147.5 million to $1.0 billion at June 30, 2014, up from $862.0 million at December 31, 2013, while non-interest bearing deposits increased by $40.4 million to $361.8 million at June 30, 2014, up from $321.4 million at December 31, 2013. The 15.9% increase in total deposits was primarily due to improvements in general economic conditions and competitive factors, as well as the withdrawal of one financial institution from the depository services industry in Guam. In addition, there was a total deposit of $60 million in two bid bonds associated with the prospective licensing of a casino in the CNMI, but half of that amount will be refunded to the unsuccessful bidder.

The following table sets forth the composition of our interest-bearing deposit portfolio with the average balances and average interest rates for the six months ending June 30, 2014, and June 30, 2013, respectively:

	Six months ending
	June 30, 2014		June 30, 2013
(dollars in thousands)	Average balance	Average rate	Average balance	Average rate
Interest-bearing deposits:
Interest-bearing checking accounts	$147,502	0.11%	$119,404	0.17%
Money market and savings accounts	816,457	0.55%	700,763	0.64%
Certificates of deposit	49,427	0.35%	55,588	0.41%
Total interest-bearing deposits	$1,013,386	0.24%	$875,755	0.56%

As mentioned earlier, the Bank has expanded its operations and its branch network since it first opened in 1972, first in Guam, then in the other islands of our region and in San Francisco. As time has passed and the Bank has gathered market share in each of the islands. In recent years, in order to diversify its geographic market, the Bank has increased its focus on growth in the California region. The following table provides figures for deposits in the Bank’s administrative regions for the years ending December 31, 2011, 2012 and 2013, and the six months ended June 30, 2014:

	At December 31,
	2011	2012	2013	At June 30, 2014
Guam	$629,206	$640,893	$645,056	$825,605
Commonwealth of the Northern Mariana Islands	$161,918	$180,220	$207,402	$232,305
The Freely Associated States of Micronesia *	$193,485	$212,722	$254,900	$256,756
California	$53,730	$68,705	$76,087	$56,677
Total	$1,038,339	$1,102,540	$1,183,445	$1,371,343
*	The Freely Associated States are comprised of the Federated States of Micronesia (Chuuk, Kosrae, Pohnpei and Yap), the Republic of Palau and the Republic of the Marshall Islands.

During the first six months of 2014, deposits increased by a total of $187.9 million, of which $180.5 million, or 96.1%, was in the Bank’s Guam branches. Deposits in our CNMI branches increased by $24.9 million and increased in our Freely Associated States branches by $1.9 million. Overall, the Bank’s deposit base increased by 15.9% during the first six months of 2014, and by 14.0% from December 31, 2011 to December 31, 2013. In comparison, deposits decreased in the California region by 25.5% in the six months ended June 30, 2014, after increasing by a cumulative 41.6% during 2012 and 2013. The reduction in California region deposits during the first six months of this year was principally due to a decrease in the interest rate paid on savings accounts. Prior to the change in the savings interest rate, the continuing growth of the California region’s deposit base had substantially supplemented the growth of the other administrative regions and of the whole Bank to the point where growth in assets significantly outpaced the overall growth in the Bank’s capital.

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

At June 30, 2014, and at December 31, 2013, the Bank had no short-term borrowings.

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

At June 30, 2014, our liquid assets, which include cash and due from banks, federal funds sold, unrestricted interest-earning deposits with financial institutions, and available-for-sale investment securities, totaled $441.4 million, up $162.0 million from $279.4 million at December 31, 2013. This increase is comprised of the rise of $122.3 million in available-for-sale securities and the increase of $43.7 million in interest bearing deposits in banks, offset by the $3.9 million decrease in cash and due from banks. The level of liquidity at June 30, 2014, was deemed to be adequate to meet the Bank’s needs even under the most severe conditions, as analyzed quarterly as a part of the Asset and Liability Committee’s duties.

Contractual Obligations

The Bank utilizes facilities, equipment and land under various operating leases with terms, including renewal options, ranging from 1 to 99 years. Some of these leases include scheduled rent increases. The total amount of the rent is being debited to expense on the straight-line method over the lease terms in accordance with ASC Topic 840 “Leases”. The Bank has recorded a deferred obligation of $790 thousand and $760 thousand as of June 30, 2014, and December 31, 2013, respectively, which has been included within other liabilities to reflect the excess of rent expense over cash paid on the leases.

At June 30, 2014, future lease commitments under the above non-cancelable operating leases were as follows:

Periods ending December 31,
2014	$1,171
2015	1,263
2016	1,067
2017	877
Thereafter	18,509
Total	$22,888

The Bank leases certain facilities from two separate entities in which two of its directors have separate ownership interests. Lease payments made to these entities during the six months ended June 30, 2014, and the twelve months ended December 31, 2013, approximated $185 thousand and $370 thousand, respectively.

Additionally, the Bank leases office space to third parties, with original lease terms ranging from 3 to 5 years with option periods ranging up to 15 years. At June 30, 2014, minimum future rents to be received under non-cancelable operating sublease agreements were $136.7, $40.3, $26.9 thousand for the periods ending December 2014, 2015 and 2016, respectively.

A summary of rental activities for the six-month periods ended June 30, 2014 and 2013, is as follows:

	June 30, 2014	June 30, 2013
Rent expense	$1,211	$1,166
Less: sublease rentals	137	133
Net rent expense	$1,074	$1,033

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

A summary of financial instruments with off-balance-sheet risk at June 30, 2014, and December 31, 2013 is as follows:

	June 30, 2014	December 31, 2013
Commitments to extend credit	$158,517	$121,618

Letters of credit:
Standby letters of credit	$51,561	$47,543
Other letters of credit	3,678	2,582
Total	$55,239	$50,125

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

The Bank considers its standby letters of credit to be guarantees. At June 30, 2014, the maximum undiscounted future payments that the Bank could be required to make was $55.2 million. All of these arrangements mature within one year. The Bank generally has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized; however, several that are extended to the Bank’s most creditworthy customers are unsecured. The Bank had not recorded any liabilities associated with these guarantees at June 30, 2014.

Mortgage loans serviced for others are not included in the accompanying consolidated statements of condition. The unpaid principal balances of mortgage loans serviced for others were $211.9 million and $208.6 million at June 30, 2014, and December 31, 2013, respectively. On June 30, 2014, and December 31, 2013, the Bank recorded mortgage servicing rights at their fair value of $1.42 million and $1.35 million, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of June 30, 2014, and December 31, 2013, the Bank met all capital adequacy requirements to which it is subject.

As of June 30, 2014, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the FDIC notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of June 30, 2014, and December 31, 2013, are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2014:
Total capital (to Risk Weighted Assets)	$111,072	12.03%	$73,855	8.00%	$92,319	10.00%
Tier 1 capital (to Risk Weighted Assets)	$99,665	10.93%	$36,471	4.00%	$54,707	6.00%
Tier 1 capital (to Average Assets)	$99,665	6.76%	$58,992	4.00%	$73,741	5.00%

At December 31, 2013:
Total capital (to Risk Weighted Assets)	$108,238	12.53%	$69,114	8.00%	$86,392	10.00%
Tier 1 capital (to Risk Weighted Assets)	$97,563	11.43%	$34,130	4.00%	$51,195	6.00%
Tier 1 capital (to Average Assets)	$97,563	7.60%	$51,320	4.00%	$64,151	5.00%

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2014, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s Rules and forms and is accumulated and communicated to management, including our Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Exhibit
31.01	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley At of 2002
31.02	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002
101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Statements of Condition as of June 30, 2014 and December 31, 2013, (ii) Unaudited Condensed Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013, (iv) Unaudited Condensed Consolidated Statements of Stockholders’ Equity as of June 30, 2014 and 2013, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 and (vi) Notes to Unaudited Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, BankGuam Holding Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANKGUAM HOLDING COMPANY

Date: August 12, 2014	By:	/s/ LOURDES A. LEON GUERRERO
Lourdes A. Leon Guerrero, President and Chief Executive Officer

Date: August 12, 2014	By:	/s/ FRANCISCO M. ATALIG
Francisco M. Atalig,
Senior Vice President and Chief Financial Officer