Form 10-Q
period 2014-09-30
BankGuam Holding Co
filed 2014-11-10
CIK 1527383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of September 30, 2014, the registrant had outstanding 8,818,237 shares of common stock.

BANKGUAM HOLDING COMPANY

FORM 10-Q

QUARTERLY REPORT

TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION		4

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	4

	Condensed Consolidated Statements of Condition at September 30, 2014, and December 31, 2013	5

	Condensed Consolidated Statements of Income for the three months and the nine months ended September 30, 2014 and 2013	6

	Condensed Consolidated Statements of Comprehensive Income for the three months and the nine months ended September 30, 2014 and 2013	7

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013	8

	Notes to Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 4.	Controls and Procedures	50

PART II. OTHER INFORMATION		52

Item 6.	Exhibits	52

Signatures		53

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

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Condition

(in Thousands, Except Par Value)

	September 30, 2014	December 31, 2013
ASSETS
Cash and due from banks	$22,462	$27,142
Federal Funds sold	5,000	5,000
Interest bearing deposits in banks	187,342	64,441
Total cash and cash equivalents	214,804	96,583
Restricted cash	400	400
Investment securities available-for-sale, at fair value	261,818	182,832
Investment securities held-to-maturity, at amortized cost	77,456	88,989
Federal Home Loan Bank stock, at cost	2,076	2,098
Loans, net of allowance for loan losses ($12,007 and $12,077, respectively)	932,037	860,883
Accrued interest receivable	4,360	4,013
Premises and equipment, net	18,551	18,249
Goodwill	783	783
Other assets	33,221	28,178
Total assets	$1,545,506	$1,283,008

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$470,024	$321,408
Interest bearing	967,086	862,037
Total deposits	1,437,110	1,183,445
Accrued interest payable	121	164
Other liabilities	9,866	5,544
Total liabilities	1,447,097	1,189,153
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock $0.2083 par value; 48,000 shares authorized; 8,850 and 8,834 shares issued and 8,818 and 8,802 shares outstanding at 9/30/14 and 12/31/13, respectively	1,845	1,840
Additional paid-in capital	15,590	15,435
Retained earnings	84,940	81,570
Accumulated other comprehensive loss	(3,676)	(4,700)
	98,699	94,145
Common stock in treasury, at cost (32 shares)	(290)	(290)
Total stockholders’ equity	98,409	93,855
Total liabilities and stockholders’ equity	$1,545,506	$1,283,008

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Income

(Dollar and Share Amounts in Thousands, Except Per Share Data)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Interest income:
Loans	$15,361	$15,080	$45,275	$43,452
Investment securities	1,400	1,179	4,097	3,817
Federal Funds sold	2	2	5	5
Deposits with banks	42	51	158	181
Total interest income	16,805	16,312	49,535	47,455
Interest expense:
Time deposits	55	68	158	195
Savings deposits	639	1,054	2,920	3,377
Other borrowed funds	-	-	-	81
Total interest expense	694	1,122	3,078	3,653
Net interest income	16,111	15,190	46,457	43,802
Provision for loan losses	1,465	900	3,265	1,195
Net interest income, after provision for loan losses	14,646	14,290	43,192	42,607
Non-interest income:
Service charges and fees	1,065	1,109	3,421	3,354
Investment securities gains, net (reclassified from other comprehensive income)	237	56	237	506
Income from merchant services	220	457	1,236	1,424
Income from cardholders	238	147	347	832
Wire transfer fees	172	167	524	503
Trustee fees	162	165	314	429
Other income	494	473	1,473	1,540
Total non-interest income	2,588	2,574	7,552	8,588
Non-interest expenses:
Salaries and employee benefits	6,726	6,672	19,896	19,069
Occupancy	1,799	1,785	5,162	5,158
Furniture and equipment	1,554	1,489	4,672	4,510
Contract services	486	288	1,362	998
Insurance	416	420	1,256	1,258
Professional services	370	379	1,137	1,047
Telecommunications	390	362	1,114	1,099
Federal Deposit Insurance Corporation assessment	355	283	910	834
Stationery & supplies	172	202	609	584
Education	235	139	535	554
Other Real Estate Owned	73	1	108	1,077
General, administrative and other	1,645	1,502	5,082	4,670
Total non-interest expenses	14,221	13,522	41,843	40,858
Income before income taxes	3,013	3,342	8,901	10,337
Income tax expense	719	1,007	2,432	3,063
Net income	$2,294	$2,335	$6,469	$7,274
Earnings per share:
Basic	$0.26	$0.27	$0.73	$0.83
Diluted	$0.26	$0.27	$0.73	$0.83
Dividends declared per share	$0.100	$0.125	$0.350	$0.375
Basic weighted average shares	8,813	8,793	8,808	8,788
Diluted weighted average shares	8,813	8,798	8,808	8,793

 The accompanying notes are an integral part of the condensed consolidated interim financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in Thousands)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income	$2,294	$2,335	$6,469	$7,274
Other comprehensive income components, net of tax effects:
Unrealized holding (loss) gain on available-for- sale securities arising during the period	(887)	(1,592)	798	(5,103)
Reclassification to net income for gains realized on available-for-sale securities	(237)	(56)	(237)	(506)
Net change in unrealized holding loss on held- to maturity securities during the period	134	50	463	116
Total other comprehensive (loss) income	(990)	(1,598)	1,024	(5,493)
Comprehensive income	$1,304	$737	$7,493	$1,781

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Cash Flows

(in Thousands)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net income:	$6,469	$7,274
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,265	1,195
Depreciation and amortization	2,511	2,301
Amortization of fees, discounts and premiums	1,696	1,715
Write-down and (gain)/loss on sales of other real estate owned, net	(16)	88
Proceeds from sales of loans held for sale	16,966	25,599
Origination of loans held for sale	(16,966)	(25,599)
Increase in mortgage servicing rights	(57)	(65)
Realized gain on sale of available-for-sale securities	(237)	(506)
Realized (gain) loss on sale of premises and equipment	(12)	69
Net change in:
Accrued interest receivable	(347)	(719)
Other assets	(6,008)	(1,389)
Accrued interest payable	(43)	4
Other liabilities	4,322	3,695
Net cash provided by operating activities	11,543	13,662

Cash flows from investing activities:
Change in restricted cash	-	(250)
Purchases of available-for-sale securities	(181,582)	(102,777)
Proceeds from sales of available-for-sale securities	51,948	121,527
Maturities, prepayments and calls of available-for-sale securities	50,065	29,732
Maturities, prepayments and calls of held-to-maturity securities	11,683	12,170
Loan originations and principal collections, net	(73,868)	(96,483)
Proceeds from sales of other real estate owned	485	620
Purchases of premises and equipment	(2,801)	(2,041)
Net cash used in investing activities	(144,070)	(37,502)

Cash flows from financing activities:
Net increase in deposits	253,665	211,783
Payment of Federal Home Loan Bank advances	-	(10,000)
Proceeds from Federal Home Loan Bank stock redemption	21	58
Proceeds from related party borrowings	-	(145)
Proceeds from issuance of common stock	145	88
Dividends paid	(3,083)	(3,296)
Net cash provided by financing activities	250,748	198,488

Net change in cash and cash equivalents:	118,221	174,648
Cash and cash equivalents at beginning of year	96,583	74,189
Cash and cash equivalents at end of period	$214,804	$248,837

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,078	$3,653
Income taxes	$205	$204

Supplemental schedule of noncash investing and financing activities:
Net change in unrealized loss on held-to-maturity securities, net of tax	$463	$(3,091)
Net change in unrealized loss on available-for-sale securities, net of tax	$561	$(2,402)
Other real estate owned transferred from loans, net	$708	$1,761
Other real estate owned transferred to loans, net	$(158)	$(268)
Transfer of securities from available-for-sale	$-	$49,021
Transfer of securities to held-to-maturity	$-	$(49,021)

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

Note 2 – Summary of Significant Accounting Policies and Recent Accounting Pronouncements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all footnotes that would be required for a full presentation of financial position, results of operations, changes in cash flows and comprehensive income in accordance with generally accepted accounting principles in the United States (“GAAP”). However, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of our management, are necessary for a fair presentation of our financial position and our results of operations for the interim periods presented. The condensed consolidated statement of condition as of September 30, 2014, was derived from the Company’s audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Our consolidated financial position at September 30, 2014, and the consolidated results of operations for the three and nine month periods ended September 30, 2014, are not necessarily indicative of what our financial position will be as of December 31, 2014, or of the results of our operations that may be expected for the full year ending December 31, 2014.

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

In January 2014, the FASB issued ASU 2014-04, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure”, which clarifies the timing of when a creditor is considered to have taken physical possession of residential real estate collateral for a consumer mortgage loan, resulting in the reclassification of the loan receivable to real estate owned. A creditor has taken physical possession of the property when either (1) the creditor obtains legal title through foreclosure, or (2) the borrower transfers all interests in the property to the creditor via a deed in lieu of foreclosure or a similar legal agreement. The Update also requires disclosure of the amount of foreclosed residential real estate property held by the creditor and the recorded investment in residential real estate mortgage loans that are in process of foreclosure. This guidance is effective for interim and annual periods beginning after December 15, 2014. We plan to adopt this guidance on January 1, 2015, and do not expect that it will have a material impact on our consolidated financial condition or results of operations.

In August 2014, the FASB issued ASU 2014-14, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force”, which addresses the classification of certain foreclosed mortgage loans held by creditors that are either fully or partially guaranteed under government programs.  Under certain government-sponsored loan guarantee programs, qualifying creditors can extend mortgage loans to borrowers with a guarantee that entitles the creditor to recover all or a portion of the unpaid principal balance from the government if the borrower defaults.  The ASU requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if certain conditions are met.  The separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered.  For public business entities, the guidance is effective for annual periods beginning after December 15, 2014 and interim periods within that year.  We plan to adopt this guidance on January 1, 2015, and do not expect that it will have a material impact on our consolidated financial condition or results of operations.

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

Earnings per common share have been computed based on reported net income and the following share data:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net income available for common stockholders	$2,294	$2,335	$6,469	$7,274
Weighted average number of common shares outstanding	8,813	8,793	8,808	8,788
Effect of dilutive options	-	5	-	5
Weighted average number of common shares outstanding used to calculate diluted earnings per common share	8,813	8,798	8,808	8,793
Income per common share:
Basic	$0.26	$0.27	$0.73	$0.83
Diluted	$0.26	$0.27	$0.73	$0.83

Note 4 – Investment Securities

The amortized cost and fair value of investment securities, with gross unrealized gains and losses, follows:

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$94,291	$52	$(61)	$94,282
U.S. government agency pool securities	48,811	86	(714)	48,183
U.S. government agency or GSE mortgage-backed securities	120,178	115	(940)	119,353
Total	$263,280	$253	$(1,715)	$261,818

Securities Held-to-Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$28,111	$611	$-	$28,722
U.S. government agency pool securities	1,249	24	(7)	1,266
U.S. government agency or GSE mortgage-backed securities	48,096	983	(203)	48,876
Total	$77,456	$1,618	$(210)	$78,864

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
U.S. government agency pool securities	$54,733	$122	$(563)	$54,292
U.S. government agency or GSE mortgage-backed securities	130,411	112	(1,983)	128,540
Total	$185,144	$234	$(2,546)	$182,832

Securities Held-to-Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$32,824	$-	$(515)	$32,309
U.S. government agency pool securities	1,641	24	(12)	1,653
U.S. government agency or GSE mortgage-backed securities	54,524	920	(586)	54,858
Total	$88,989	$944	$(1,113)	$88,820

At September 30, 2014, and December 31, 2013, investment securities with a carrying value of $187.5 million and $170.5 million, respectively, were pledged to secure various government deposits and other public requirements.

The amortized cost and fair value of investment securities by contractual maturity at September 30, 2014, and December 31, 2013, are shown below.

	September 30, 2014
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$-	$-	$-	$-
Due after one but within five years	98,615	98,687	5,878	6,012
Due after five but within ten years	59,321	59,067	44,856	45,987
Due after ten years	105,344	104,064	26,722	26,865
Total	$263,280	$261,818	$77,456	$78,864

	December 31, 2013
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$-	$-	$37	$38
Due after one but within five years	5,084	5,196	565	600
Due after five but within ten years	39,155	38,923	57,154	57,153
Due after ten years	140,905	138,713	31,233	31,029
Total	$185,144	$182,832	$88,989	$88,820

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2014, and December 31, 2013.

	September 30, 2014
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
Securities Available for Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$(61)	$34,927	$-	$-	$(61)	$34,927
U.S. government agency pool securities	(33)	6,681	(682)	36,904	(715)	43,585
U.S. government agency or GSE mortgage-backed securities	(198)	47,295	(742)	49,645	(940)	96,940
Total	$(292)	$88,903	$(1,424)	$86,549	$(1,716)	$175,452

Securities Held to Maturity
U.S. government agency pool securities	$(4)	$195	$(3)	$128	$(7)	$323
U.S. government agency or GSE mortgage-backed securities	-	-	(203)	17,274	(203)	17,274
Total	$(4)	$195	$(206)	$17,402	$(210)	$17,597

	December 31, 2013
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
Securities Available for Sale
U.S. government agency pool securities	$(505)	$42,298	$(58)	$4,843	$(563)	$47,141
U.S. government agency or GSE mortgage-backed securities	(1,957)	108,637	(26)	5,606	(1,983)	114,243
Total	$(2,462)	$150,935	$(84)	$10,449	$(2,546)	$161,384

Securities Held to Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$(515)	$32,309	$-	$-	$(515)	$32,309
U.S. government agency pool securities	(8)	304	(4)	284	(12)	588
U.S. government agency or GSE mortgage-backed securities	(586)	18,770	-	-	(586)	18,770
Total	$(1,109)	$51,383	$(4)	$284	$(1,113)	$51,667

The Bank does not believe that any of the investment securities that were in an unrealized loss position as of September 30, 2014, which comprised a total of 57 securities, were other-than-temporarily impaired. Specifically, the 57 securities are comprised of the following: 18 Small Business Administration (SBA) Pool securities, 16 mortgage-backed securities issued by the Government National Mortgage Association (GNMA), 12 mortgage-backed securities issued by the Federal National Mortgage Association (FNMA), 4 mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation (FHLMC), 5 U.S. Government agency bonds issued by the Federal Home Loan Bank (FHLB), and 2 U.S. Government agency bonds issued by FHLMC.

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

During the nine months ended September 30, 2014, the Bank has originated and sold approximately $17.0 of loans held for sale.

Loans

Outstanding loan balances are presented net of unearned income, deferred loan fees, and unamortized discount and premium. Loans subject to FASB ASC 310-30 are presented net of the related accretable yield and nonaccretable difference.

The loan portfolio consisted of the following at:

	September 30, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial
Commercial & industrial	$192,388	20.3%	$183,364	21.0%
Commercial mortgage	398,085	42.1%	380,454	43.5%
Commercial construction	27,792	2.9%	697	0.1%
Total commercial	618,265	65.3%	564,515	64.5%
Consumer
Residential mortgage	142,795	15.1%	152,757	17.5%
Home equity	1,003	0.1%	1,039	0.1%
Automobile	17,084	1.8%	7,269	0.8%
Other consumer loans[1]	167,265	17.7%	149,593	17.1%
Total consumer	328,147	34.7%	310,658	35.5%
Gross loans	946,412	100.0%	875,173	100.0%
Deferred fee (income) costs, net	(2,368)		(2,213)
Allowance for loan losses	(12,007)		(12,077)
Loans, net	$932,037		$860,883

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

At September 30, 2014, total gross loans increased by $71.2 million to $946.4 million from $875.2 million at December 31, 2013. The increase in loans was largely attributed to a $53.8 million increase in commercial loans to $618.3 million at September 30, 2014, from $564.5 million at December 31, 2013. The increase in commercial loans was primarily due to new loan bookings in Guam and in the California region. The increase in commercial loans was due to the $27.1 million increase in commercial construction loans, supplemented by the $17.6 million increase in commercial mortgage loans, and by a $9.0 million increase in the commercial and industrial loan portfolio. There was a $17.5 million increase in consumer loans to $328.1 million at September 30, 2014, up from $310.7 million at December 31, 2013. The increase in consumer loans was principally due to the $9.8 million increase in automobile loans as the result of greater dealer loan activity and the $17.7 million increase in other consumer loans, partially offset by a net decrease of $10.0 million in residential mortgage loans that were paid off or paid down.

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

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. FASB ASC 310-10 defines an impaired loan as one for which there is uncertainty concerning collection of all principal and interest per the contractual terms of the loan. For those loans that are classified as impaired, an allowance is established when the discounted cash flow (or the collateral value or the observable market price) of the impaired loan is lower than the carrying value of the loan. The general component of the allowance covers unimpaired loans, and is estimated using a loss migration analysis based on historical charge-off experience and expected loss, given the default probability derived from the Bank’s internal risk rating process. The loss migration analysis tracks a certain number of quarters of loan loss history and industry loss factors to determine historical losses by classification category for each loan type, except certain consumer loans. These calculated loss factors are then applied to outstanding loan balances for all loans on accrual designated as “Pass,” “Special Mention,” “Substandard,” “Formula Classified” or “Doubtful” ( “classification categories”). Additionally, a qualitative factor that is determined utilizing external economic factors and internal assessments is applied to each homogeneous loan pool. We also conduct individual loan review analyses, as part of the allowance for loan loss allocation process, applying specific monitoring policies and procedures in analyzing the existing loan portfolio.

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

Set forth below is a summary of the Bank’s activity in the allowance for loan losses during the three and nine months ended September 30, 2014, and the year ended December 31, 2013:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014	Year Ended December 31, 2013
	(Dollars in thousands)
Balance, beginning of period	$12,645	$12,077	$12,228
Provision for loan losses	1,465	3,265	2,095
Recoveries on loans previously charged off	542	1,427	1,814
Charged off loans	(2,645)	(4,762)	(4,060)
Balance, end of period	$12,007	$12,007	$12,077

Set forth below is information regarding loan balances and the related allowance for loan losses, by portfolio type, for the three- and nine-month periods ended September 30, 2014, and the year ended December 31, 2013, respectively.

	Commercial	Residential Mortgages	Consumer	Total
	(Dollars in thousands)
Nine Months Ended September 30, 2014
Allowance for loan losses:
Balance at beginning of period	$5,987	$922	$5,168	$12,077
Charge-offs	(1,723)	(58)	(2,981)	$(4,762)
Recoveries	263	17	1,147	$1,427
Provision	893	135	2,237	$3,265
Balance at end of period	$5,420	$1,016	$5,571	$12,007

Three Months Ended September 30, 2014
Allowance for loan losses:
Balance at beginning of quarter	$6,190	$1,009	$5,446	$12,645
Charge-offs	(1,455)	(1)	(1,189)	(2,645)
Recoveries	95	2	445	542
Provision	590	6	869	1,465
Balance at end of quarter	$5,420	$1,016	$5,571	$12,007

Allowance balance at end of quarter related to:
Loans individually evaluated for impairment	$-	$-	$-	$-
Loans collectively evaluated for impairment	$5,420	$1,016	$5,571	$12,007

Loan balances at end of quarter:
Loans individually evaluated for impairment	$13,711	$8,868	$114	$22,693
Loans collectively evaluated for impairment	604,554	133,927	185,238	923,719
Ending Balance	$618,265	$142,795	$185,352	$946,412

Year Ended December 31, 2013
Allowance for loan losses:
Balance at beginning of year	$6,251	$1,453	$4,524	$12,228
Charge-offs	(470)	(168)	(3,422)	(4,060)
Recoveries	116	143	1,555	1,814
Provision	90	(506)	2,511	2,095
Balance at end of year	$5,987	$922	$5,168	$12,077

Allowance balance at end of year related to:
Loans individually evaluated for impairment	$-	$-	$-	$-
Loans collectively evaluated for impairment	$5,987	$922	$5,168	$12,077

Loan balances at end of year:
Loans individually evaluated for impairment	$10,239	$6,412	$195	$16,846
Loans collectively evaluated for impairment	554,276	147,384	156,667	858,327
Ending Balance	$564,515	$153,796	$156,862	$875,173

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

Credit Quality

The following table provides a summary of the delinquency status of the Bank’s loans by portfolio type:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans Outstanding
	(Dollars in thousands)
September 30, 2014
Commercial
Commercial & industrial	$108	$476	$69	$653	$191,735	$192,388
Commercial mortgage	501	2,962	916	4,379	393,706	398,085
Commercial construction	-	-	-	-	27,792	27,792
Total commercial	609	3,438	985	5,032	613,233	618,265

Consumer
Residential mortgage	6,594	5,314	4,546	16,454	126,341	142,795
Home equity	-	-	-	-	1,003	1,003
Automobile	325	74	48	447	16,637	17,084
Other consumer [1]	2,140	1,212	903	4,255	163,010	167,265
Total consumer	9,059	6,600	5,497	21,156	306,991	328,147
Total	$9,668	$10,038	$6,482	$26,188	$920,224	$946,412

December 31, 2013
Commercial
Commercial & industrial	$159	$191	$217	$567	$182,797	$183,364
Commercial mortgage	201	771	4,659	5,631	374,823	380,454
Commercial construction	-	-	-	-	697	697
Total commercial	360	962	4,876	6,198	558,317	564,515

Consumer
Residential mortgage	10,663	4,742	3,887	19,292	133,465	152,757
Home equity	-	-	-	-	1,039	1,039
Automobile	178	13	13	204	7,065	7,269
Other consumer [1]	2,143	1,215	993	4,351	145,242	149,593
Total consumer	12,984	5,970	4,893	23,847	286,811	310,658
Total	$13,344	$6,932	$9,769	$30,045	$845,128	$875,173

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

Generally, the accrual of interest on a loan is discontinued when principal or interest payments become more than 90 days past due, unless management believes the loan is adequately collateralized and is in the process of collection. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received, except when the ultimate collectability of principal is probable, in which case interest payments are credited to income. Non-accrual loans may be restored to accrual status when principal and interest become current and full repayment is expected. The following table provides information as of September 30, 2014, and December 31, 2013, with respect to loans on non-accrual status, by portfolio type:

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Non-accrual loans:
Commercial
Commercial & industrial	$1,381	$343
Commercial mortgage	8,176	6,344
Total commercial	9,557	6,687

Consumer
Residential mortgage	7,970	6,351
Home equity	50	62
Other consumer [1]	114	195
Total consumer	8,134	6,608
Total non-accrual loans	$17,691	$13,295

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

The Bank classifies its loan portfolios using internal credit quality ratings, as discussed above under Allowance for Loan Losses. The following table provides a summary of loans by portfolio type and the Bank’s internal credit quality ratings as of September 30, 2014, and December 31, 2013.

	September 30, 2014	December 31, 2013	Increase (Decrease)
	(Dollars in thousands)
Pass:
Commercial & industrial	$180,918	$170,388	$10,530
Commercial mortgage	371,236	349,906	21,330
Commercial construction	27,792	697	27,095
Residential mortgage	137,804	148,825	(11,021)
Home equity	1,003	1,039	(36)
Automobile	17,084	7,256	9,828
Other consumer	166,493	148,757	17,736
Total pass loans	$902,330	$826,868	$75,462

Special Mention:
Commercial & industrial	$9,540	$9,571	$(31)
Commercial mortgage	15,495	20,850	(5,355)
Commercial construction	-	-	-
Residential mortgage	-	-	-
Home equity	-	-	-
Automobile	-	-	-
Other consumer	-	-	-
Total special mention loans	$25,035	$30,421	$(5,386)

Substandard:
Commercial & industrial	$1,861	$3,360	$(1,499)
Commercial mortgage	11,098	9,384	1,714
Commercial construction	-	-	-
Residential mortgage	435	76	359
Home equity	-	-	-
Automobile	-	-	-
Other consumer	-	-	-
Total substandard loans	$13,394	$12,820	$574

Formula Classified:
Commercial & industrial	$69	$45	$24
Commercial mortgage	256	314	(58)
Commercial construction	-	-	-
Residential mortgage	4,555	3,856	699
Home equity	-	-	-
Automobile	-	13	(13)
Other consumer	773	836	(63)
Total formula classified loans	$5,653	$5,064	$589

Doubtful:
Commercial & industrial	$-	$-	$-
Commercial mortgage	-	-	-
Commercial construction	-	-	-
Residential mortgage	-	-	-
Home equity	-	-	-
Automobile	-	-	-
Other consumer	-	-	-
Total doubtful loans	$-	$-	$-
Total outstanding loans, gross	$946,412	$875,173	$71,239

The disaggregation of the portfolio by risk rating in the table reflects the following changes between September 30, 2014, and December 31, 2013:

—

Loans rated “pass” increased by $75.5 million to $902.3 million at September 30, 2014, up from $826.9 million at December 31, 2013. The increase is primarily in commercial construction loans by $27 million due to disbursements of new loans, commercial mortgage loans by $21.3 million and commercial & industrial loans by $10.5 million. This is due to various large loans originated in the California region and in Guam.  The increase in automobile loans by $9.8 million was due to new dealer loan bookings, and an increase in other consumer loans by $17.7 million resulting from an increase in overdrafts and an increase of $5 million in other consumer loans generated in the normal course of business. Residential mortgages decreased by $11 million due to loan payoffs and pay downs.

—

The “special mention” category was $5.4 million lower at September 30, 2014, than at December 31, 2013. This is attributed to commercial mortgage loans in this category that dropped by $5.4 million, primarily due to the upgrade of two loan relationships totaling $3.0 million from “special mention” to “pass,” the downgrade of two loan relationships of $2.4 million from “special mention” to “substandard,” and loan payoffs. These were partially offset by newly classified commercial mortgage loans.

—

Loans classified as “substandard” increased by $     574 thousand, to $13.4 million at September 30, 2014, from $12.8 million at December 31, 2013. The increase was mainly in commercial mortgage loans, primarily due to the downgrade of two loan relationships totaling $2.4 million from “special mention” to “substandard.” These were offset by the upgrades of one loan relationship of $1.0 million from “substandard” to “special mention” and one loan relationship from “substandard” to “pass.” Additionally, “substandard” commercial & industrial loans decreased by $1.5 million primarily due to charge down of one commercial loan. Lastly, “substandard” residential mortgage loans increased by $359 thousand due to the reclassification of a $242 thousand loan relationship from “pass” to “substandard” and $111 thousand loan reclassified from “formula classified” to “substandard”.

—	The “formula classified” category increased by $589 thousand during the period, resulting primarily from additional residential mortgage loans falling into this category.
—	There were no loans classified as “doubtful” at either September 30, 2014, or December 31, 2013.

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

The following table sets forth information regarding non-accrual loans and restructured loans, at September 30, 2014, and December 31, 2013:

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Impaired loans:
Restructured loans:
Non-accruing restructured loans	$8,056	$5,554
Accruing restructured loans	5,002	3,552
Total restructured loans	13,058	9,106
Other non-accruing impaired loans	9,635	7,741
Total impaired loans	$22,693	$16,846

Impaired loans less than 90 days delinquent and included in total impaired loans	$16,069	$7,967

The table below contains additional information with respect to impaired loans, by portfolio type, for the years ended September 30, 2014, and December 31, 2013:

	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
September 30, 2014, With no related allowance recorded:
Commercial & industrial	$1,942	$3,444	$3,343	$2
Commercial mortgage	11,769	13,516	9,672	11
Commercial construction	-	-	-	-
Residential mortgage	8,868	8,919	8,154	(306)
Home equity	-	-	55	-
Automobile	-	-	-	-
Other consumer	114	121	140	-
Total impaired loans with no related allowance	$22,693	$26,000	$21,364	$(293)

September 30, 2014, With an allowance recorded:
Commercial & industrial	$-	$-	$-	$-
Commercial mortgage	-	-	-	-
Commercial construction	-	-	-	-
Residential mortgage	-	-	-	-
Home equity	-	-	-	-
Automobile	-	-	-	-
Other consumer	-	-	-	-
Total impaired loans with no related allowance	$-	$-	$-	$-

December 31, 2013, With no related allowance recorded:
Commercial & industrial	$3,459	$3,646	$3,231	$14
Commercial mortgage	6,780	8,495	7,400	-
Commercial construction	-	-	-	-
Residential mortgage	6,351	6,449	6,594	-
Home equity	61	61	68	-
Automobile	-	-	-	-
Other consumer	195	204	215	-
Total impaired loans with no related allowance	$16,846	$18,855	$17,508	$14

December 31, 2013, With an allowance recorded:
Commercial & industrial	$-	$-	$-	$-
Commercial mortgage	-	-	-	-
Commercial construction	-	-	-	-
Residential mortgage	-	-	-	-
Home equity	-	-	-	-
Automobile	-	-	-	-
Other consumer	-	-	-	-
Total impaired loans with no related allowance	$-	$-	$-	$-

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

Troubled Debt Restructurings

In accordance with FASB ASU 2011-2, the Bank had $11.3 million of troubled debt restructurings (TDRs) as of September 30, 2014. The restructured loans recorded by the Bank have been modified for the purpose of alleviating temporary impairments to the borrower’s financial condition. The economic modifications that the Bank has extended to borrowers have come in the form of a change in the amortization terms, reduction in the interest rate, and interest-only payments. The workout plan between the borrower and the Bank is designed to provide a bridge for cash flow shortfalls in the near term. As the borrower works through the near term issues, in most cases, the original contractual terms will be reinstated.

Additional information regarding performing and non-performing TDRs at September 30, 2014, and December 31, 2013, is set forth in the following table:

		Pre-Modification Outstanding	Post-Modification Outstanding	Outstanding Balance
	Number of Loans	Recorded Investment	Recorded Investment	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Performing
Residential mortgage	5	$886	$886	$848	$-
Commercial mortgage	6	2,741	2,741	2,370	3,552
Automobile	-	-	-	-	-
Consumer	-	-	-	-	-
	11	3,627	3,627	3,218	3,552
Nonperforming
Residential mortgage	-	$-	$-	$-	$-
Commercial mortgage	9	14,510	13,195	8,056	5,554
Automobile	-	-	-	-	-
Consumer	-	-	-	-	-
	9	$14,510	$13,195	$8,056	$5,554
Total Troubled Debt Restructurings (TDRs)	20	$18,137	$16,822	$11,274	$9,106

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of September 30, 2014, and December 31, 2013, the Bank met all capital adequacy requirements to which it is subject.

As of September 30, 2014, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.

There are no conditions or events since the notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of September 30, 2014, and December 31, 2013, are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2014:
Total capital (to Risk Weighted Assets)	$112,856	11.88%	$75,971	8.00%	$94,963	10.00%
Tier 1 capital (to Risk Weighted Assets)	$101,123	10.78%	$37,516	4.00%	$56,274	6.00%
Tier 1 capital (to Average Assets)	$101,123	6.77%	$59,746	4.00%	$74,683	5.00%

At December 31, 2013:
Total capital (to Risk Weighted Assets)	$108,238	12.53%	$69,114	8.00%	$86,392	10.00%
Tier 1 capital (to Risk Weighted Assets)	$97,563	11.43%	$34,130	4.00%	$51,195	6.00%
Tier 1 capital (to Average Assets)	$97,563	7.60%	$51,320	4.00%	$64,151	5.00%

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

A summary of financial instruments with off-balance-sheet risk at September 30, 2014, and December 31, 2013, is as follows:

	September 30, 2014	December 31, 2013
Commitments to extend credit	$152,042	$121,618

Letters of credit:
Standby letters of credit	$48,528	$47,543
Other letters of credit	2,770	2,582
Total	$51,298	$50,125

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

The Bank considers its standby letters of credit to be payment guarantees. At September 30, 2014, the maximum undiscounted future payments that the Bank could be required to make for all outstanding letters of credit were $51.3 million. All of these arrangements mature within one year. The Bank has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized; however, several are unsecured. The Bank had not recorded any liabilities associated with these guarantees at September 30, 2014.

Mortgage loans serviced for others are not included in the accompanying consolidated statements of condition. The unpaid principal balances of mortgage loans serviced for others were $213.0 million and $208.6 million at September 30, 2014, and December 31, 2013, respectively. On September 30, 2014, and December 31, 2013, the Bank recorded mortgage servicing rights at their estimated fair value of $1.41 million and $1.35 million, respectively.

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

A valuation allowance of $2.0 million has been provided at September 30, 2014, to reduce the deferred tax asset because, in management’s opinion, it is more likely than not that these tax benefits will not be realized. The portion of the deferred tax asset with valuation allowance is attributable to a net operating loss carry forward from the Bank’s California operations. The benefit of the net operating loss has already been realized as a result of the Guam income tax code.

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

Financial assets measured at fair value on a recurring basis as of September 30, 2014, and December 31, 2013, are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At September 30, 2014
U.S. government agency and sponsored enterprise (GSE) debt securities	$-	$94,282	$-	$94,282
U.S. government agency pool securities	-	48,182	-	48,182
U.S. government agency or GSE	-	119,354	-	119,354
Other assets:
MSRs	-	-	1,411	1,411
Total assets	$-	$261,818	$1,411	$263,229

At December 31, 2013
U.S. government agency and sponsored enterprise (GSE) debt securities	$-	$-	$-	$-
U.S. government agency pool securities	-	54,292	-	54,292
U.S. government agency or GSE	-	128,540	-	128,540
Other assets:
MSRs	-	-	1,354	1,354
Total assets	$-	$182,832	$1,354	$184,186

There are no liabilities measured at fair value on a recurring basis as of September 30, 2014, and December 31, 2013.

During the periods ended September 30, 2014, and December 31, 2013, the changes in Level 3 assets (“MSRs”) measured at fair value on a recurring basis are as follows:

	September 30, 2014	December 31, 2013
Beginning balance	$1,354	$1,285
Additions	93	184
Payoffs	(36)	(115)
Ending balance	$1,411	$1,354

The valuation technique used for MSRs is discounted cash flow. Inputs considered in determining Level 3 pricing include the anticipated prepayment rates, default rates, and the loss severity given a future default. Significant increases or decreases in any of those inputs in isolation would result in a significantly lower or higher fair value measurement. In general, a change in the assumption of the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity in an event of default.

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

There were no transfers into or out of the Bank’s Level 3 financial assets for the periods ended September 30, 2014, and December 31, 2013.

Fair Value on a Nonrecurring Basis

Under certain circumstances, the Bank makes adjustments to fair value for assets and liabilities even though they are not measured at fair value on an ongoing basis. The following table presents certain financial instruments which were measured at fair value during the periods ended September 30, 2014, and December 31, 2013:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2014
Financial assets:
Loans, net
Impaired loans	$-	$-	$-	$-

Other assets
Other real estate owned	$-	$-	$4,750	$4,750

December 31, 2013
Financial assets:
Loans, net
Impaired loans	$-	$-	$364	$364

Other assets
Other real estate owned	$-	$-	$4,610	$4,610

During the quarter ending September 30, 2014, no loans were identified as being collateral deficient from respective carrying values. The fair value of loans subject to write downs are estimated using the appraised value of the underlying collateral, discounted as necessary due to management’s estimates of changes in economic conditions, less the estimated costs of selling the assets.

In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of FASB ASC Subtopic 360–10, the OREO ending balance at December 31, 2013, was $4.6 million. During the quarter ending September 30, 2014, the Bank added five foreclosed properties to the OREO portfolio totaling approximately $391 thousand, which was offset by the sale of two foreclosed properties in the aggregate amount of $29 thousand. OREO losses of $96 thousand during the quarter resulted from write-offs of a sale deficiency ($26 thousand) and an updated appraisal deficiency ($70 thousand). Thus the ending OREO portfolio balance as of September 30 was $4.8 million.

Additionally, the Bank also makes adjustments to nonfinancial assets and liabilities even though they are not measured at fair value on an ongoing basis. The Bank does not have nonfinancial assets or liabilities for which a nonrecurring change in fair value has been recorded during the periods ended September 30, 2014, and December 31, 2013.

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

If quoted market prices are not available, the Bank estimates fair values using pricing models and discounted cash flows that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, and credit spreads. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include U.S. GSE obligations, corporate bonds, and other securities. Mortgage-backed securities are included in Level 2 if observable inputs are available. In certain cases where there is limited activity or less transparency around inputs to the valuation, the Bank would classify those securities in Level 3. At September 30, 2014, and December 31, 2013, the Bank did not have any Level 3 securities.

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

Short-Term Borrowings

The carrying amounts of federal funds purchased and Federal Home Loan Bank (FHLB) advances maturing within ninety days approximate their fair values. The Bank had no short-term borrowings as of September 30, 2014.

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

Fair Value of Other Financial Instruments

The estimated fair values of the Bank’s other financial instruments, excluding those assets recorded at fair value on a recurring basis on the Bank’s consolidated statements of condition, are as follows:

		Estimated fair value
	Carrying amount	Level 1	Level 2	Level 3
	(Dollars in thousands)
September 30, 2014
Financial assets:
Cash and cash equivalents	$214,804	$214,804	$-	$-
Restricted cash	400	400	-	-
Investment securities held to maturity	77,456	-	78,864	-
Loans	932,037	-	-	917,378
Total	$1,224,697	$215,204	$78,864	$917,378

Financial liabilities:
Deposits	$1,437,110	$-	$-	$1,425,188
Total	$1,437,110	$-	$-	$1,425,188

December 31, 2013
Financial assets:
Cash and cash equivalents	$96,583	$96,583	$-	$-
Restricted cash	400	400	-	-
Investment securities held to maturity	88,989	-	88,820	-
Loans	860,883	-	-	859,808
Total	$1,046,855	$96,983	$88,820	$859,808

Financial liabilities:
Deposits	$1,183,445	$-	$-	$1,185,531
Total	$1,183,445	$-	$-	$1,185,531

The Bank maintains $400 thousand in a depository account to meet the requirements of the State of California as a precondition of operating a bank branch there. This restricted cash is in an interest-bearing account with another bank.

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

Summary of Operating Results

The following table provides unaudited comparative information with respect to our results of operations for the three-month and nine-month periods ended September 30, 2014 and 2013, respectively:

(unaudited)	Three months ended September 30,			Nine months ended September 30,
	2014 Amount	2013 Amount	% Change	2014 Amount	2013 Amount	% Change
(dollars in thousands)
Interest income	$16,805	$16,312	3.0%	$49,535	$47,455	4.4%
Interest expense	694	1,122	-38.1%	3,078	3,653	-15.7%
Net interest income	16,111	15,190	6.1%	46,457	43,802	6.1%
Provision for loan losses	1,465	900	62.8%	3,265	1,195	173.2%
Net interest income after provision for loan losses	14,646	14,290	2.5%	43,192	42,607	1.4%
Total non-interest income	2,588	2,574	0.5%	7,552	8,588	-12.1%
Total non-interest expense	14,221	13,522	5.2%	41,843	40,858	2.4%
Net income before income taxes	3,013	3,342	-9.8%	8,901	10,337	-13.9%
Provision for income taxes	719	1,007	-28.6%	2,432	3,063	-20.6%
Net income	$2,294	$2,335	-1.8%	$6,469	$7,274	-11.1%

Net income per common share
Basic	$0.26	$0.27		$0.73	$0.83
Diluted	$0.26	$0.27		$0.73	$0.83

As the above table indicates, our net income decreased in the three months ended September 30, 2014, as compared to the corresponding period in 2013. In the three months ended September 30, 2014, we recorded net income after taxes of $2.3 million, an decrease of $41 thousand (or 1.8%) as compared to the same period in 2013. These results were most significantly impacted by: (i) an increase of $921 thousand in net interest income due to a $493 increase in total interest income and a decrease of $428 thousand in total interest expense; (ii) a partially offsetting increase of $565 thousand in our provision for loan losses, primarily in response to the chargeoff of one loan in the amount of $1.5 million; and, (iii) a partially offsetting increase of $699 thousand in non-interest expense. The increase in total interest income was due to an increase of $281 thousand in interest income from loans, primarily because of higher loan balances, and an increase of $221 thousand in interest income from investment securities, also due to volume increases. The increase in non-interest expense in the three months ended September 30, 2014, as compared to the same period in 2013, was largely attributed to: (i) an increase of $198 thousand in contract services expense; (ii) an increase of $143 thousand in general, administrative and other expenses; and, (iii) an increase of $96 thousand in education expense.

During the first nine months of 2014, our net income after taxes decreased to $6.5 million from $7.3 million during the corresponding period of 2013. This decrease of $805 thousand (or 11.1%) was primarily due to an increase in our provision for loan losses by $2.1 million, from $1.2 million to $3.3 million in the first nine months of 2014. The increase in our provision for loan losses during the first nine months of 2014 was the result of a one-time decrease in provisions in the third quarter of 2013 and a supplemental provision of $565 thousand in the third quarter of 2014 in response to a $1.5 million chargeoff on a single loan. The increase in provisions caused net interest income to rise by only $585 thousand during the first nine months of 2014 in comparison to the same period in 2013, even though net interest income before provisions increased by $2.7 million. In addition, total non-interest income decreased by $1.0 million during the nine months ended September 30, 2014, and total non-interest expense increased by $985 thousand, or 2.4%. The reduction in non-interest income was primarily caused by, (i) a decrease of $485 thousand in income from cardholders; (ii) a decrease of $269 thousand in net investment securities gains; (iii) a decrease of $188 thousand in income from merchant services; and, (iv) a decrease of $115 thousand in trustee fees. The increase in non-interest expense was primarily due to an increase of $827 thousand (4.3%) in salaries and employee benefits, a $412 thousand (8.8%) increase in general, administrative and other expenses, a $364 increase in contract services expense and a $162 thousand increase in furniture and equipment expense; the only material offset to the increase in these non-interest expenses during the first nine month of 2014 in comparison to the first three quarters of 2013 was a decrease of $969 thousand (90.0%) in expenses associated with other real estate owned. The resulting $1.4 million decrease in income before income taxes was only partially offset by a $631 thousand decrease in income tax expense in arriving at net income.

The following table shows the decrease in our net interest margin during the three months and nine months ended September 30, 2014, and indicates the impact that the decrease in our operating results in the nine months ended September 30, 2014, had on our annualized returns on average assets and average equity during that period, as compared to the corresponding period in 2013, while our returns on average assets and average equity increased in the three months ended September 30, 2014, in comparison to the third quarter of 2013:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net interest margin	4.56%	4.87%	4.52%	4.77%
Return on average assets	0.61%	0.71%	0.60%	0.75%
Return on average equity	9.28%	9.99%	8.91%	10.26%

When combined with our supplemental provision for loan losses, the decrease in our net interest margin during the three months ended September 30, 2014, compared to the same period a year earlier, which was primarily due to lower yields on our investments and our loan portfolio, caused both our return on average assets and our return on average equity to decrease from the year-earlier period. All three measures for the nine months ending September 30, 2014, decreased from the same period in 2013. The primary reason for the decrease in our net interest margin is that our interest earning assets grew at a much higher rate (12.1% in the nine months ended September 30, 2014, versus September 30, 2013) than our net interest income (6.1% in the nine months ended September 30, 2014, versus September 30, 2013) and the yield on total interest earning assets decreased significantly (by 0.47% in the nine months ended September 30, 2014, versus September 30, 2013). The decreases in the returns on average assets and average equity were primarily due to the decrease in net income (by 5.9% in the nine months ended September 30, 2014, versus September 30, 2013), which in turn was primarily caused by the one-time boost to income from the negative provision for loan losses during the third quarter of 2013 and a supplemental provision of $565 thousand during the third quarter of 2014. We also experienced a very rapid increase in average assets relative to the previous year’s periods, by 13.7% in the three months ended and 12.1% in the nine months ended September 30, 2014.

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

Loans on which the accrual of interest has been discontinued are designated as non-accruing loans. The accrual of interest on loans is discontinued when principal and/or interest is past due 90 days or more based on the contractual terms of the loan and/or when, in the opinion of management, there is a reasonable doubt as to collectability, unless such loans are well-collateralized and in the process of collection. When loans are placed in non-accrual status, all interest previously accrued but not collected is reversed as a charge against current period interest income. Subsequent payments received on such loans are generally applied as a reduction to the loan principal balance, unless the likelihood of further loss is remote whereby cash interest payments may be recorded during the time the loan is on non-accrual status. Interest accruals are resumed on such loans only when they are brought current with respect to interest and principal and when, in the judgment of management, all remaining principal and interest is estimated to be fully collectible, there has been at least nine months of sustained repayment performance since the loan was placed on non-accrual, and/or management believes, based on current information, that such loan is no longer impaired.

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

Allowance for Loan Losses

The Bank maintains its allowance for loan losses at a level which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio as of the balance sheet date. The amount of the allowance is based on management’s periodic evaluation of the collectability of the loan portfolio, including the nature and volume of the portfolio, credit concentrations, trends in historical loss experience, the level of certain classified and impaired loans, and economic conditions and the related impact on specific borrowers that may affect the borrower’s future ability to repay. The allowance is increased by provisions for loan losses, which are charged against net interest earnings, and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the allowance for loan losses. Because of uncertainties in the estimation process, management’s estimate of credit losses inherent in the loan portfolio and the related allowance may change.

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

The following table sets forth our interest income, interest expense and net interest income, and our annualized net interest margin for the three-month and nine-month periods ended September 30, 2014 and 2013, respectively:

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2014 Amount	2013 Amount	% Change	2014 Amount	2013 Amount	% Change
Interest income	$16,805	$16,312	3.02%	$49,535	$47,455	4.38%
Interest expense	694	1,122	-38.15%	3,078	3,653	-15.74%
Net interest income	$16,111	$15,190	6.06%	$46,457	$43,802	6.06%

Net interest margin	4.56%	4.87%	-0.31%	4.52%	4.77%	-0.26%

Net interest income increased by 6.06% for the three months and by 6.06% for the nine months ended September 30, 2014, as compared to the corresponding periods in 2013.

For the three months ended September 30, 2014, net interest income rose by $921 thousand as compared to the same period in 2013. Total interest income increased by $493 thousand because of a $281 thousand increase in interest earned on loans and an increase of $221 thousand in interest income from investment securities. The increase in net interest income was augmented by the decrease in total interest expense of $428 thousand, which was primarily due to the decrease in interest rates paid on money market and savings accounts and on certificates of deposit.

For the nine months ended September 30, 2014, net interest income rose by $2.7 million as compared to the same period in 2013, with a $575 thousand decrease in total interest expense supplemented by a $2.1 million increase in total interest income. The increase in total interest income was principally because of the $1.8 million increase in interest income from loans that resulted from the growth in our loan portfolio and the $280 thousand increase in earnings on investment securities, while the decrease in total interest expense was due to the reduction of $494 thousand in interest paid on deposits and $81 thousand other borrowings when compared to the same period in 2013, as those other borrowings were paid off in the third quarter of 2013.

As indicated in the above table, our net interest margin for the three months ended September 30, 2014, was 4.56%, a decrease of 0.31% from the 4.87% margin during the third quarter of 2013. For the nine months ended September 30, 2014, the net interest margin decreased by 0.26% to 4.52% as compared to the 4.77% margin in the corresponding nine months in 2013. Both of these decreases were due to lower yields on the Bank’s earning assets.

Average Balances

Distribution, Rate and Yield

The following table sets forth information regarding our average balance sheet, annualized yields on interest earning assets and interest rates on interest-bearing liabilities, the interest rate spread and the interest rate margin for the three-month and nine-month periods ended September 30, 2014 and 2013:

	Three months ended September 30,
	2014			2013
(dollars in thousands)	Average balance	Interest earned/paid	Average yield/rate	Average balance	Interest earned/paid	Average yield/rate
Interest earning assets:
Short term investments[1]	$127,560	$43	0.13%	$115,793	$53	0.18%
Investment securities[2]	361,739	1,400	1.55%	277,592	1,179	1.70%
Loans[3]	922,664	15,362	6.66%	853,725	15,080	7.07%
Total interest earning assets	1,411,963	16,805	4.76%	1,247,110	16,312	5.23%
Non-interest earning assets	82,482			67,888
Total Assets	$1,494,445			$1,314,998
Interest-bearing liabilities:
Interest-bearing checking accounts	$142,979	$43	0.12%	$119,789	$34	0.11%
Money market and savings accounts	795,581	606	0.30%	730,514	1,030	0.56%
Certificates of deposit	49,702	45	0.36%	54,533	58	0.43%
Total interest-bearing liabilities	988,262	694	0.28%	904,836	1,122	0.50%
Non-interest-bearing liabilities	407,335			316,710
Total Liabilities	1,395,597			1,221,546
Stockholders’ equity	98,848			93,452
Total Liabilities and Stockholders’ equity	$1,494,445			$1,314,998
Net interest income		$16,111			$15,190
Interest rate spread			4.48%			4.74%
Net interest margin			4.56%			4.87%

	Nine months ended September 30,
	2014			2013
(dollars in thousands)	Average balance	Interest earned/paid	Average yield/rate	Average balance	Interest earned/paid	Average yield/rate
Interest earning assets:
Short term investments[1]	$125,574	$163	0.17%	$105,384	$186	0.24%
Investment securities[2]	348,405	4,098	1.57%	297,805	3,817	1.71%
Loans[3]	897,282	45,274	6.73%	820,005	43,452	7.07%
Total interest earning assets	1,371,261	49,535	4.82%	1,223,194	47,455	5.17%
Non-interest earning assets	76,943			68,400
Total Assets	$1,448,204			$1,291,594
Interest-bearing liabilities:
Interest-bearing checking accounts	$140,118	$120	0.11%	$119,532	$137	0.15%
Money market and savings accounts	788,732	2,820	0.48%	710,681	3,265	0.61%
Certificates of deposit	49,830	138	0.37%	55,236	171	0.41%
Other borrowings	-	-	0.00%	2,222	80	4.80%
Total interest-bearing liabilities	978,680	3,078	0.42%	887,671	3,653	0.55%
Non-interest-bearing liabilities	372,706			309,348
Total Liabilities	1,351,386			1,197,019
Stockholders’ equity	96,818			94,575
Total Liabilities and Stockholders’ equity	$1,448,204			$1,291,594
Net interest income		$46,457			$43,802
Interest rate spread			4.40%			4.62%
Net interest margin			4.52%			4.77%
(¹)	Short term investments consist of federal funds sold and interest-bearing deposits that we maintain with other financial institutions.
(2)	Includes all investment securities in the Available-for-Sale and the Held-to-Maturity classifications.
(3)	Loans include the average balance of non-accrual loans.

For the three months ended September 30, 2014, our total average earning assets increased by $164.9 million as compared to the same period in 2013, comprised of the $84.1 million increase in our average investment securities portfolio, the $68.9 million increase in our average loan portfolio and the $11.8 million increase in average short term investments. The overall growth in average earning assets was the result of sustained growth in our deposit base. In the same three-month period ended September 30, 2014, average total interest-bearing liabilities increased by $83.4 million, largely attributed to the $65.1 million increase in average money market and savings deposits, coupled with the $23.2 million increase in average interest-bearing checking account balances. These were, however, partially offset by the $4.8 million decrease in average certificate of deposit balances as compared to the same period in 2013. Average non-interest-bearing liabilities, primarily in checking accounts, increased by $90.7 million during the period.

For the nine months ended September 30, 2014, our total average earning assets increased by $148.1 million as compared to the same period in 2013, comprised of the $77.3 million increase in our average loan portfolio, the $50.6 million increase in our average investment securities portfolio and the $20.2 million increase in average short term investments. The overall growth in average earning assets was the result of sustained growth in our average deposit base, which grew by $156.6 million during the first nine months of 2014. In the same nine-month period ended September 30, 2014, average total interest-bearing liabilities increased by $91.0 million, largely attributed to the $78.1 million increase in average money market and savings deposits, coupled with the $20.6 million increase in average interest-bearing checking account balances. These were, however, partially offset by the $5.4 million decrease in average certificates of deposit and the $2.2 million decrease in average other borrowings as compared to the same period in 2013. Average non-interest-bearing liabilities, primarily in checking accounts, increased by $63.4 million during the period.

Our net interest spread and net interest margin in the three months ended September 30, 2014, decreased by 0.26% and 0.31%, respectively, as compared to the same period in 2013. These decreases are primarily attributed to the 0.47% drop in our average yield on total interest earning assets, led by the 0.41% decline in our average loan yields, and only partially offset by the overall 0.22% decline in our average cost of funds.

Our net interest spread and net interest margin in the nine months ended September 30, 2014, decreased by 0.22% and 0.25%, respectively, as compared to the same period in 2013. These decreases are primarily attributed to the 0.35% drop in our average yield on total interest earning assets, led by the 0.34% decline in our average loan yields, and only partially offset by the overall 0.13% decline in our average cost of funds.

Provision for Loan Losses

We maintain allowances to provide for possible loan losses that occur from time to time as an incidental part of the banking business. As more fully discussed in Note 5 of the notes to the accompanying unaudited condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q, an allowance for loan losses has been established by management in order to provide for those loans, which may not be repaid in their entirety for a variety of reasons. The allowance is maintained at a level considered by management to be adequate to provide for probable losses during the holding period of the loan and is based on methodologies applied on a consistent basis with the prior year. Management’s review of the adequacy of the allowance includes, among other things, loan growth, changes in the composition of the loan portfolio, an analysis of past loan loss experience and management’s evaluation of the loan portfolio under current and expected economic conditions.

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

If management determines that it is necessary to increase the allowance for loan losses, a provision for loan losses is taken from current net interest income and assigned to the allowance. For the three-month period ended September 30, 2014, the Bank’s provision for loan losses was $1.5 million, which was $565 thousand higher than the corresponding period of 2013. Management believes that the provision for loan losses was sufficient to provide for the risk of loss inherent with the increase in the average loan portfolio by $68.9 million, from $853.7 million for the three months ended September 30, 2013, to $922.7 million for the three months ended September 30, 2014. By comparison, we recorded net loan charge-offs of $2.1 million for the three-month period ended September 30, 2014, and the allowance for loan losses at September 30, 2014, stood at $12.0 million or 1.27% of total gross loans outstanding as of the balance sheet date.

For the nine-month period ended September 30, 2014, the Bank’s provision for loan losses was $3.3 million, an increase of $2.1 million, or 173.2%, from the corresponding period of 2013. Management believes that the provision for loan losses was sufficient to provide for the risk of loss inherent with the increase in the average loan portfolio by $77.3 million, from $820.0 million for the nine months ended September 30, 2013, to $897.3 million for the nine months ended September 30, 2014. By comparison, we recorded net loan charge-offs of $3.4 million for the nine-month period ended September 30, 2014. See “Analysis of Allowance for Loan Losses” in the Financial Condition Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Non-Interest Income

The table below represents the major components of non-interest income and the changes therein for the three- and nine-month periods ended September 30, 2014, as compared to the same periods in 2013.

	Three months ended September 30,				Nine months ended September 30,
(dollars in thousands)	2014	2013	Amount change	Percent change	2014	2013	Amount change	Percent change
Service charges and fees	$1,065	$1,109	$(44)	-4.0%	$3,421	$3,354	$67	2.0%
Investment securities gains, net	237	56	181	323.2%	237	506	(269)	-53.2%
Income from merchant services	220	457	(237)	-51.9%	1,236	1,424	(188)	-13.2%
Income from cardholders	238	147	91	61.9%	347	832	(485)	-58.2%
Wire transfer fees	172	167	5	3.0%	524	503	21	4.2%
Trustee fees	162	165	(3)	-1.8%	314	429	(115)	-26.8%
Other income	494	473	21	4.4%	1,473	1,540	(67)	-4.4%
Total non-interest income	$2,588	$2,574	$14	0.5%	$7,552	$8,588	$(1,036)	-12.1%

For the three months ended September 30, 2014, non-interest income totaled $2.6 million, which represented an increase of $14 thousand as compared to the same period in 2013. The increase is attributed to the $181 thousand increase in our net investment securities gains and a $91 thousand increase in income from cardholders, offset by the $237 thousand decrease in income from merchant services and the $44 thousand decrease in service charges and fees. The increase in net investment securities gains was the result of stable to modestly rising yields in markets for the securities we transacted, and the decrease in merchant services income was due to higher processing fees associated with incorporating the VISA® brand on the Bank’s debit cards.

For the nine months ended September 30, 2014, there was a $1.0 million decrease in total non-interest income from the same period in 2013 that was primarily due to a $485 thousand decrease in our income from cardholders, which resulted from a billing error that is being resolved with one of the Bank’s card processors, the $269 thousand decrease in net investment securities gains, the $188 thousand decrease in our income from merchant services, which was caused by a change in the fee schedule applied to the Bank combined with current fixed-fee contracts with our merchants, and the $115 thousand reduction in our income from trustee fees. The decrease in our net investment securities gains was the result of elevated gains on the sale of securities to replenish the Bank’s overnight liquidity, reduce the weighted average life of the portfolio and to convert 20% risk-weighted fixed rate securities to 0% risk-weighted variable rate securities during the first nine months of 2013, gains that were not repeated during the first nine months of 2014. The decrease in trustee fees was caused by falling fee income from the issuance of new municipal bonds for which the Bank is trustee, as well as other reductions in fees in the normal course of business.

Non-interest Expense

The table below represents the major components of non-interest expense and the changes for the three- and nine-month periods ended September 30, 2014 and 2013.

	Three months ended September 30,				Nine months ended September 30,
(dollars in thousands)	2014	2013	Amount change	Percent change	2014	2013	Amount change	Percent change
Salaries and employee benefits	$6,726	$6,672	$54	0.81%	$19,896	$19,069	$827	4.34%
Occupancy	1,799	1,785	14	0.78%	5,162	5,158	4	0.08%
Furniture and equipment	1,554	1,489	65	4.37%	4,672	4,510	162	3.59%
Contract services	486	288	198	68.75%	1,362	998	364	36.51%
Insurance	416	420	(4)	-0.95%	1,256	1,258	(2)	-0.15%
Professional services	370	379	(9)	-2.37%	1,137	1,047	90	8.62%
Telecommunications	390	362	28	7.73%	1,114	1,099	15	1.33%
Federal Deposit Insurance Corporation assessment	355	283	72	25.44%	910	834	76	9.11%
Stationery & supplies	172	202	(30)	-14.85%	609	584	25	4.31%
Education	235	139	96	69.06%	535	554	(19)	-3.43%
Other Real Estate Owned	73	1	72	7200.00%	108	1,077	(969)	-89.97%
General, administrative and other	1,645	1,502	143	9.52%	5,082	4,670	412	8.82%
Total non-interest expenses	$14,221	$13,522	$699	5.17%	$41,843	$40,858	$985	2.41%

For the three months ended September 30, 2014, non-interest expense totaled $14.2 million, which represented a $699 thousand increase as compared to the same period in 2013. The $699 thousand increase is largely attributed to the $198 thousand increase in contract services expense, the $143 thousand increase in the general, administrative and other expenses, and the $96 thousand increase in education expense. The $198 thousand increase in contract services was incurred to post additional guards in Bank branches in Guam.  The $143 thousand rise in general, administrative and other expense was due to increases in several areas of business costs, and the increase in education expense resulted from an elevated level of attendance by Bank officers at conferences, seminars and training sessions on the U.S. mainland.

During the nine months ended September 30, 2014, total non-interest expense increased by $985 thousand from the year-earlier period. Salaries and employee benefits expense increased by $827 thousand, general, administrative and other expense increased by $412 thousand, contract services expense increased by $364 thousand, and furniture and equipment expense rose by $162 thousand. The increase in salaries and employee benefits expense was due to annual merit increases for our employees as well as a slight increase in the number of personnel. General, administrative and other expense increased in the normal course of business. The increase in contract services expense resulted from posting additional security guards in the Bank’s Guam branches, and the growth of furniture and equipment expenses was primarily due to the replacement and upgrade of data processing equipment. These increases were partially offset by a $969 thousand decrease in OREO expense, which fell because of the non-recurring write-down of a commercial real estate loan during the first nine months of 2013.

Income Tax Expense

For the three months ended September 30, 2014, the Bank recorded income tax expenses of $719 thousand. This compares to the $1.0 million in income tax expenses recorded for the corresponding period in 2013, and is $288 thousand lower as the result of a reduction in income before income taxes. For the nine months ended September 30, 2014, income tax expenses of $2.4 million were $631 thousand lower than the $3.1 million paid in the first three quarters of 2013 because of the $1.4 million decrease in net income before taxes.

Financial Condition

Assets

As of September 30, 2014, total assets were $1.55 billion, an increase of 20.5% from the $1.28 billion at December 31, 2013. This $262.5 million increase is largely attributed to the $261.5 million increase in our interest earning assets portfolio, which was led by the $122.9 million increase in interest-earning deposits with financial institutions (which includes interest-earning balances we maintained at the Federal Reserve Bank of San Francisco and balances that we maintain as deposits in a commercial bank to meet the regulatory requirements of the State of California), the $79.0 million increase in our available-for-sale investment securities portfolio, and the $71.2 million increase in our net loan portfolio, supplemented by the $5.0 million increase in other assets. These were partially offset by an $11.5 million decrease in our held-to-maturity investment securities portfolio and a $4.7 million decrease in cash and payments due from other banks.

Interest-Earning Assets

The following table sets forth the composition of our interest-earning assets at September 30, 2014, as compared to December 31, 2013:

	September 30,	December 31,
(dollars in thousands)	2014	2013	Variance
Interest-earning deposits with financial institutions	$187,742	$64,841	$122,901
Federal Funds sold	5,000	5,000	-
Federal Home Loan Bank stock, at cost	2,076	2,098	(22)
Investment securities available for sale	261,818	182,832	78,986
Investment securities held to maturity	77,456	88,989	(11,533)
Loans (net of allowances of $12,007 and $12,077 and deferred fees of $2,368 and $2,213)	932,037	860,883	71,154
Total interest-earning assets	$1,466,130	$1,204,643	$261,487

Loans

Commercial & industrial loans are loans to businesses to finance capital purchases and improvements, or to provide cash flow for operations. Commercial mortgage loans include loans secured by real property for purposes such as the purchase or improvement of real property, wherein repayment is derived from the income generated by the real property or from business operations. Consumer loans are loans to individuals to finance personal needs and are either closed- or open-ended loans. Residential mortgage loans are loans to finance the purchase, improvement, or refinance of real property secured by 1-4 family units, and home equity loans are loans to homeowners based upon the value of their investments in their homes. Similarly, automobile loans are chattel mortgages based upon the value of motor vehicles. The bulk of the other consumer loans is typically an unsecured extensions of credit, including credit cards and signature loans.

A summary of the balances of loans at September 30, 2014, and December 31, 2013, follows:

	September 30, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial
Commercial & industrial	$192,388	20.3%	$183,364	21.0%
Commercial mortgage	398,085	42.1%	380,454	43.5%
Commercial construction	27,792	2.9%	697	0.1%
Total commercial	618,265	65.3%	564,515	64.5%
Consumer
Residential mortgage	142,795	15.1%	152,757	17.5%
Home equity	1,003	0.1%	1,039	0.1%
Automobile	17,084	1.8%	7,269	0.8%
Other consumer loans[1]	167,265	17.7%	149,593	17.1%
Total consumer	328,147	34.7%	310,658	35.5%
Gross loans	946,412	100.0%	875,173	100.0%
Deferred fee (income) costs, net	(2,368)		(2,213)
Allowance for loan losses	(12,007)		(12,077)
Loans, net	$932,037		$860,883
[1]	Comprised of other revolving credit, installment loans, and overdrafts.

At September 30, 2014, total gross loans increased by $71.2 million to $946.4 million from $875.2 million at December 31, 2013. The increase in loans was largely attributed to a $53.8 million increase in commercial loans to $618.3 million at September 30, 2014, from $564.5 million at December 31, 2013. The increase in commercial loans was due to a $9.0 million increase in the commercial and industrial loan portfolio, supplemented by the $17.6 million increase in commercial mortgage loans, and by the $27.1 million increase in commercial construction loans. These increases in commercial loans were primarily due to new loan bookings in Guam and in the California region. There was also a $17.5 million increase in consumer loans, to $328.1 million at September 30, 2014, up from $310.7 million at December 31, 2013. The increase in consumer loans was principally due to the $9.8 million increase in automobile loans as the result of greater dealer loan activity and the $17.7 million increase in other consumer loans, partially offset by a net decrease of $10.0 million in residential mortgage loans that were paid off or paid down.

At September 30, 2014, loans outstanding were comprised of approximately 65.07% variable rate loans and 34.93% fixed rate loans.

Since it first opened in 1972, the Bank has expanded its operations and its branch network, first in Guam, then in the other islands of our region and in San Francisco. In the interests of enhancing performance and stability through market and industry diversification, the Bank has increased its focus on growth in the California region in recent years, adding personnel with experience and expertise in the San Francisco area. The following table provides figures for loans in the Bank’s administrative regions for the years ending December 31, 2011, 2012 and 2013, and the nine months ended September 30, 2014:

	At December 31,
	2011	2012	2013	At September 30, 2014
Guam	$530,959	$498,728	$550,380	$597,865
Commonwealth of the Northern Mariana Islands	$71,190	$65,703	$66,252	$64,922
The Freely Associated States of Micronesia *	$38,742	$40,618	$41,030	$43,706
California	$87,307	$143,783	$203,221	$225,544
Total	$728,198	$748,832	$860,883	$932,037
*	The Freely Associated States are comprised of the Federated States of Micronesia (Chuuk, Kosrae, Pohnpei and Yap), the Republic of Palau and the Republic of the Marshall Islands.

As the table indicates, the Bank’s total loans, net of deferred fees and the allowance for loan losses, increased by 8.3% during the first nine months of 2014, and by a cumulative 18.2% in 2012 and 2013. By way of comparison, loans in the California region increased by 11.0% during the first nine months of this year, and by a cumulative 132.8% in 2012 and 2013. While the Bank’s overall loan portfolio continues to grow, nearly one-third of that growth was in the California region for the nine months ended September 30, 2014, and 87.4% in the two years ended December 31, 2013, providing support for the expansion of the Bank.

Interest Earning Deposits and Investment Securities

In the current interest rate environment and in order to maintain sufficient liquidity in the ordinary course of business, the Bank maintained $187.3 million in interest earning deposits with financial institutions at September 30, 2014, an increase of $122.9 million, or 190.7%, from the $64.4 million in such deposits at December 31, 2013. This increase was primarily in our Federal Reserve account. From December 31, 2013, to September 30, 2014, the Bank’s investment portfolio increased by $67.4 million, or 24.6%, from $273.9 million to $341.4 million. During the nine months ended September 30, 2014, pay downs in the portfolio averaged $3.4 million per month, and in March, May, June, July and August, $31.0 million in securities were called. Replenishment of the portfolio averaged $17.2 million during the nine months, but the September 30, 2014, revaluation of the available for sale portfolio resulted in an unrealized loss of $1.5 million in value. The investment portfolio expansion was comprised of a $79.0 million increase in available for sale securities, which rose by 43.2%, from $182.8 million to $261.8 million, partially offset by an $11.5 million decrease in held to maturity securities, which declined by 13.0%, from $89.0 million to $77.5 million. The combined increase in interest earning deposits with financial institutions, investment securities and loans was $261.5 million, absorbing the increase of $253.7 million in total deposits during the first nine months of 2014.

Non-Performing Loans and Other Non-Performing Assets

Non-performing loans consist of (i) loans on non-accrual status because we have ceased accruing interest on these loans; (ii) loans 90 days or more past due and still accruing interest; and, (iii) restructured loans. Other non-performing assets consist of real estate properties (OREO) that have been acquired through foreclosure or similar means and which management intends to offer for sale. Loans are placed on non-accrual status when, in the opinion of management, the full and timely collection of principal and interest is in doubt. Generally, the accrual of interest is discontinued when principal or interest payments become 90 days past due, unless the loan is adequately collateralized and the loan is in the process of collection. When a loan is placed in non-accrual status, accrued but unpaid interest is reversed against current income. Subsequently, when payments are received on such loans, the amounts are applied to reduce principal, except when the ultimate collectability of principal is probable, in which case accrued loans may be restored to accrual status when principal and interest becomes current and full repayment is expected. Interest income is recognized on an accrual basis for impaired loans not meeting the non-accrual criteria.

The following table contains information regarding our non-performing assets as well as restructured loans as of September 30, 2014, and December 31, 2013.

(dollars in thousands)	September 30, 2014	December 31, 2013
Non-accrual loans:
Commercial & industrial	$1,381	$343
Commercial mortgage	8,176	6,344
Residential mortgage	7,970	6,351
Home equity	50	62
Other consumer	114	195
Total nonaccrual loans:	$17,691	$13,295
Loans past due 90 days and still accruing:
Commercial & industrial	$-	$23
Commercial mortgage	-	-
Residential mortgage	567	45
Automobile	48	13
Other consumer	822	826
Total loans past due 90 days and still accruing	$1,437	$907
Total non-performing loans	19,128	14,202
Other real estate owned (OREO):
Commercial real estate	$2,999	$2,923
Residential real estate	1,751	1,687
Total other real estate owned	$4,750	$4,610
Other non-performing assets:
Total other nonperforming assets	-	-
Total nonperforming assets	$23,878	$18,812

Restructured loans:
Accruing loans	$5,002	$3,552
Non-accruing loans (included in nonaccrual loans above)	8,056	5,554
Total restructured loans	$13,058	$9,106

The above table indicates that non-performing loans increased by $4.9 million during the nine months ended September 30, 2014, which resulted from the increase in non-accrual loans by $4.4 million to $17.7 million, up from $13.3 million at December 31, 2013, and the increase of $530 thousand in total loans past due by 90 days or more and still accruing interest, from $907 thousand to $1.4 million during the same period. This increase is largely attributed to the $1.8 million increase in nonaccruing commercial mortgage loans, $1.6 million increase in nonaccruing residential mortgage loans, $1.0 million in nonaccruing commercial and industrial loans, and $522 thousand in residential mortgage loans past due by 90 days and still accruing.

At September 30, 2014, the Bank’s largest non-performing loans consist of two commercial loan relationships in the amount of $4.8 million, located in Guam. Both loan relationships are secured by real estate. The Guam loans were placed on non-accrual due to deficiencies in their cash flow to service the monthly loan payments and meet operating expenses. At this time, management believes that the allowance for loan losses is adequate to cover these loans; however, should property values deteriorate, additional write-downs or additional provisions may be necessary.

Analysis of Allowance for Loan Losses

The allowance for loans losses was $12.0 million and 1.27% of outstanding gross loans as of September 30, 2014, as compared to $12.1 million, or 1.38% of outstanding gross loans, at December 31, 2013. Management maintains an allowance for loan losses to absorb estimated credit losses associated with the loan portfolio. The adequacy of the allowance is determined by management through ongoing quarterly loan quality assessments.

Management assesses the estimated credit losses inherent in the non-classified and classified portions of our loan portfolio by considering a number of factors or elements including:

—	Management’s evaluation of the collectability of the loan portfolio;
—	Credit concentrations;

—	Historical loss experience in the loan portfolio;
—	Levels of and trending in delinquency, classified assets, non-performing and impaired loans;
—	Effects of changes in underwriting standards and other changes in lending policies, procedures and practices;
—	Experience, ability, and depth of lending management and other relevant staff;
—	Local, regional, and national trends and conditions including industry-specific conditions;
—	The effect of changes in credit concentration; and
—	External factors such as competition, legal and regulatory conditions, as well as typhoons and other natural disasters.

Management calculates the allowance for the classified loan portfolio, non-classified loans and a homogeneous pool of loans based on an appropriate percentage loss factor that is calculated based on the above noted factors and trends. Management normally writes down impaired loans after determining the loans’ credit and collateral fair value. Our analysis of the adequacy of the allowance incorporates the provisions made for our non-classified loans, classified loans, and homogeneous pools of loans.

While management believes it uses the best information available for calculating the allowance, the results of operations could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance. The qualitative and quantitative factors used to calculate the allowance are inherently subjective. The estimates and assumptions are subject to changes in economic conditions and regulatory guidelines, as well as other circumstances over which management has no control. The allowance may prove in the future to be insufficient to cover all of the losses the Bank may incur and it may be necessary to increase the allowance from time to time as a result of monitoring the adequacy of the allowance for loan losses.

The following table summarizes the changes in our allowance for loan losses.

	Commercial	Residential Mortgages	Consumer	Total
	(Dollars in thousands)
Nine Months Ended September 30, 2014
Allowance for loan losses:
Balance at beginning of period	$5,987	$922	$5,168	$12,077
Charge-offs	(1,723)	(58)	(2,981)	$(4,762)
Recoveries	263	17	1,147	$1,427
Provision	893	135	2,237	$3,265
Balance at end of period	$5,420	$1,016	$5,571	$12,007

Three Months Ended September 30, 2014
Allowance for loan losses:
Balance at beginning of quarter	$6,190	$1,009	$5,446	$12,645
Charge-offs	(1,455)	(1)	(1,189)	(2,645)
Recoveries	95	2	445	542
Provision	590	6	869	1,465
Balance at end of quarter	$5,420	$1,016	$5,571	$12,007

Allowance balance at end of quarter related to:
Loans individually evaluated for impairment	$-	$-	$-	$-
Loans collectively evaluated for impairment	$5,420	$1,016	$5,571	$12,007

Loan balances at end of quarter:
Loans individually evaluated for impairment	$13,711	$8,868	$114	$22,693
Loans collectively evaluated for impairment	604,554	133,927	185,238	923,719
Ending Balance	$618,265	$142,795	$185,352	$946,412

Year Ended December 31, 2013
Allowance for loan losses:
Balance at beginning of year	$6,251	$1,453	$4,524	$12,228
Charge-offs	(470)	(168)	(3,422)	(4,060)
Recoveries	116	143	1,555	1,814
Provision	90	(506)	2,511	2,095
Balance at end of year	$5,987	$922	$5,168	$12,077

Allowance balance at end of year related to:
Loans individually evaluated for impairment	$-	$-	$-	$-
Loans collectively evaluated for impairment	$5,987	$922	$5,168	$12,077

Loan balances at end of year:
Loans individually evaluated for impairment	$10,239	$6,412	$195	$16,846
Loans collectively evaluated for impairment	554,276	147,384	156,667	858,327
Ending Balance	$564,515	$153,796	$156,862	$875,173

Total Cash and Cash Equivalents

Total cash and cash equivalents were $214.8 million and $96.6 million at September 30, 2014, and December 31, 2013, respectively. This balance, which is comprised of cash and due from bank balances, federal funds sold and unrestricted interest-bearing deposits that we maintain at other financial institutions (including the Federal Reserve Bank of San Francisco) will vary depending on daily cash settlement activities, the amount of highly liquid assets needed based on known events such as the repayment of borrowings and funding of loans, and actual cash on hand in the Bank’s branches. The increase of $118.2 million in the balance during the period partially absorbed the increase of $253.7 million in total deposits and the increase of $4.3 million in other liabilities. The remainder of the increase in deposits was absorbed by the net $67.5 million increase in investments and the $71.2 million increase in net loans.

The following table sets forth the composition of our cash and cash equivalent balances at September 30, 2014, and December 31, 2013:

(dollars in thousands)	September 30, 2014	December 31, 2013	Variance to December 31
Cash and due from banks	$22,462	$27,142	$(4,680)
Federal funds sold	5,000	5,000	-
Interest-bearing deposits with financial institutions	187,342	64,441	122,901
Total cash and cash equivalents	$214,804	$96,583	$118,221

Investment Securities

The subsidiary Bank manages its securities portfolio to provide a source of both liquidity and earnings. The Bank has an Asset/Liability Committee (ALCO) that develops current investment policies based on the Bank’s operating needs and market circumstances. The Bank’s investment policy is formally reviewed and approved annually by the Board of Directors, and the Asset/Liability Committee is responsible for reporting and monitoring compliance with the investment policy. Investment portfolio reports are provided to the Board of Directors on a monthly basis, three inside Board members sit on the Committee, and three outside Board members attend the meeting quarterly.

At September 30, 2014, the carrying value of the investment securities portfolio totaled $339.3 million, which represents a $67.5 million increase from the portfolio balance of $271.8 million at December 31, 2013. The table below sets forth the composition of our investment securities portfolio at September 30, 2014, and December 31, 2013:

The amortized cost and fair value of investment securities, with gross unrealized gains and losses, follows:

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$94,291	$52	$(61)	$94,282
U.S. government agency pool securities	48,811	86	(714)	48,183
U.S. government agency or GSE mortgage-backed securities	120,178	115	(940)	119,353
Total	$263,280	$253	$(1,715)	$261,818

Securities Held-to-Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$28,111	$611	$-	$28,722
U.S. government agency pool securities	1,249	24	(7)	1,266
U.S. government agency or GSE mortgage-backed securities	48,096	983	(203)	48,876
Total	$77,456	$1,618	$(210)	$78,864

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available-for-Sale
U.S. government agency pool securities	$54,733	$122	$(563)	$54,292
U.S. government agency or GSE mortgage-backed securities	130,411	112	(1,983)	128,540
Total	$185,144	$234	$(2,546)	$182,832

Securities Held-to-Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$32,824	$-	$(515)	$32,309
U.S. government agency pool securities	1,641	24	(12)	1,653
U.S. government agency or GSE mortgage-backed securities	54,524	920	(586)	54,858
Total	$88,989	$944	$(1,113)	$88,820

At September 30, 2014, and December 31, 2013, investment securities with a carrying value of $187.5 million and $170.5 million, respectively, were pledged to secure various government deposits and other public requirements.

The amortized cost and fair value of investment securities by contractual maturity at September 30, 2014, and December 31, 2013, follows:

	September 30, 2014
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$-	$-	$-	$-
Due after one but within five years	98,615	98,687	5,878	6,012
Due after five but within ten years	59,321	59,067	44,856	45,987
Due after ten years	105,344	104,064	26,722	26,865
Total	$263,280	$261,818	$77,456	$78,864

	December 31, 2013
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$-	$-	$37	$38
Due after one but within five years	5,084	5,196	565	600
Due after five but within ten years	39,155	38,923	57,154	57,153
Due after ten years	140,905	138,713	31,233	31,029
Total	$185,144	$182,832	$88,989	$88,820

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at September 30, 2014, and December 31, 2013.

	September 30, 2014
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
Securities Available for Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$(61)	$34,927	$-	$-	$(61)	$34,927
U.S. government agency pool securities	(33)	6,681	(682)	36,904	(715)	43,585
U.S. government agency or GSE mortgage-backed securities	(198)	47,295	(742)	49,645	(940)	96,940
Total	$(292)	$88,903	$(1,424)	$86,549	$(1,716)	$175,452

Securities Held to Maturity
U.S. government agency pool securities	$(4)	$195	$(3)	$128	$(7)	$323
U.S. government agency or GSE mortgage-backed securities	-	-	(203)	17,274	(203)	17,274
Total	$(4)	$195	$(206)	$17,402	$(210)	$17,597

	December 31, 2013
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
Securities Available for Sale
U.S. government agency pool securities	$(505)	$42,298	$(58)	$4,843	$(563)	$47,141
U.S. government agency or GSE mortgage-backed securities	(1,957)	108,637	(26)	5,606	(1,983)	114,243
Total	$(2,462)	$150,935	$(84)	$10,449	$(2,546)	$161,384

Securities Held to Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$(515)	$32,309	$-	$-	$(515)	$32,309
U.S. government agency pool securities	(8)	304	(4)	284	(12)	588
U.S. government agency or GSE mortgage-backed securities	(586)	18,770	-	-	(586)	18,770
Total	$(1,109)	$51,383	$(4)	$284	$(1,113)	$51,667

The Company does not believe that any of the investment securities that were in an unrealized loss position as of September 30, 2014, which comprised a total of 57securities, were other-than-temporarily impaired. Specifically, the 57 securities are comprised of the following: 18 Small Business Administration (SBA) Pool securities, 16 mortgage-backed securities issued by the Government National Mortgage Association (GNMA), 12 mortgage-backed securities issued by the Federal National Mortgage Association (FNMA), 4 mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation (FHLMC), 5 U.S. Government agency bonds issued by the Federal Home Loan Bank (FHLB), and 2 U.S. Government agency bonds issued by FHLMC.

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

Deposits

At September 30, 2014, total deposits increased by $253.7 million to $1.44 billion as compared to $1.18 billion in total deposits at December 31, 2013. Interest-bearing deposits increased by $105.0 million to $967.1 million at September 30, 2014, up from $862.0 million at December 31, 2013, while non-interest bearing deposits increased by $148.6 million to $470.0 million at September 30, 2014, up from $321.4 million at December 31, 2013. The 21.4% increase in total deposits was primarily due to improvements in general economic conditions and competitive factors, as well as the withdrawal of one financial institution from the depository services industry in Guam. In addition, there was a temporary deposit of $82.7 million of bond proceeds by the Bank’s Trust Department, which was held overnight on September 30, 2014, then withdrawn and invested the following day.

The following table sets forth the composition of our interest-bearing deposit portfolio with the average balances and average interest rates for the nine months ending September 30, 2014, and September 30, 2013, respectively:

	Nine months ending
	September 30, 2014		September 30, 2013
(dollars in thousands)	Average balance	Average rate	Average balance	Average rate
Interest-bearing deposits:
Interest-bearing checking accounts	$140,118	0.11%	$119,532	0.15%
Money market and savings accounts	788,732	0.48%	710,681	0.61%
Certificates of deposit	49,830	0.37%	55,236	0.41%
Total interest-bearing deposits	$978,680	0.42%	$885,449	0.54%

As mentioned earlier, the Bank has expanded its operations and its branch network since it first opened in 1972, first in Guam, then in the other islands of our region and in San Francisco. As time has passed and the Bank has gathered market share in each of the islands. In recent years, in order to diversify its geographic market, the Bank has increased its focus on growth in the California region. The following table provides figures for deposits in the Bank’s administrative regions for the years ending December 31, 2011, 2012 and 2013, and the nine months ended September 30, 2014:

	At December 31,
	2011	2012	2013	At September 30, 2014
Guam	$629,206	$640,893	$645,056	$885,383
Commonwealth of the Northern Mariana Islands	$161,918	$180,220	$207,402	$226,521
The Freely Associated States of Micronesia *	$193,485	$212,722	$254,900	$273,800
California	$53,730	$68,705	$76,087	$51,406
Total	$1,038,339	$1,102,540	$1,183,445	$1,437,110
*	The Freely Associated States are comprised of the Federated States of Micronesia (Chuuk, Kosrae, Pohnpei and Yap), the Republic of Palau and the Republic of the Marshall Islands.

During the first nine months of 2014, deposits increased by a total of $253.7 million, of which $240.3 million, or 94.7%, was in the Bank’s Guam branches. Deposits in our CNMI branches increased by $19.1 million and increased in our Freely Associated States branches by $18.9 million. Overall, the Bank’s deposit base increased by 21.4% during the first nine months of 2014, greater than the 14.0% during the full two-year period from December 31, 2011 to December 31, 2013. In comparison, deposits decreased in the California region by 32.4% in the nine months ended September 30, 2014, after increasing by a cumulative 41.6% during 2012 and 2013. The reduction in California region deposits during the first nine months of this year was principally due to a decrease in the interest rate paid on savings accounts. Prior to the change in the savings interest rate, the continuing growth of the California region’s deposit base had substantially supplemented the growth of the other administrative regions and of the whole Bank to the point where growth in assets significantly outpaced the overall rate of growth in the Bank’s capital.

Borrowed Funds

The Bank has a variety of sources from which it may obtain secondary funding. These sources include, among others, the Federal Reserve Bank of San Francisco, the Federal Home Loan Bank-Seattle, and credit lines established with our correspondent banks. Borrowings are obtained for a variety of reasons which include, but are not limited to, funding loan growth, the purchase of investments in the absence of core deposits, and to provide additional liquidity to meet the demands of borrowers and depositors.

At September 30, 2014, and at December 31, 2013, the Bank had no short-term borrowings.

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

At September 30, 2014, our liquid assets, which include cash and due from banks, federal funds sold, unrestricted interest-earning deposits with financial institutions, and available-for-sale investment securities, totaled $476.6 million, up $197.2 million from $279.4 million at December 31, 2013. This increase is comprised of the rise of $122.9 million in interest bearing deposits in banks and the increase of $79.0 million in available-for-sale securities, offset by the $4.7 million decrease in cash and due from banks. The level of liquidity at September 30, 2014, was deemed to be adequate to meet the Bank’s needs even under the most severe conditions, as analyzed quarterly as a part of the Asset and Liability Committee’s duties.

Contractual Obligations

The Bank utilizes facilities, equipment and land under various operating leases with terms, including renewal options, ranging from 1 to 99 years. Some of these leases include scheduled rent increases. The total amount of the rent is being debited to expense on the straight-line method over the lease terms in accordance with ASC Topic 840 “Leases”. The Bank has recorded a deferred obligation of $805 thousand and $760 thousand as of September 30, 2014, and December 31, 2013, respectively, which has been included within other liabilities to reflect the excess of rent expense over cash paid on the leases.

At September 30, 2014, future lease commitments under the above non-cancelable operating leases were as follows:

Periods ending December 31,
2014	$601
2015	1,264
2016	1,067
2017	877
Thereafter	18,549
Total	$22,358

The Bank leases certain facilities from two separate entities in which two of its directors have separate ownership interests. Lease payments made to these entities during the nine months ended September 30, 2014, and the twelve months ended December 31, 2013, approximated $278 thousand and $370 thousand, respectively.

Additionally, the Bank leases office space to third parties, with original lease terms ranging from 3 to 5 years with option periods ranging up to 15 years. At September 30, 2014, minimum future rents to be received under non-cancelable operating sublease agreements were $68.4, $40.3, and $26.9 thousand for the periods ending December 2014, 2015 and 2016, respectively.

A summary of rental activities for the nine-month periods ended September 30, 2014 and 2013, is as follows:

	September 30, 2014	September 30, 2013
Rent expense	$1,839	$1,748
Less: sublease rentals	205	200
Net rent expense	$1,634	$1,548

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

A summary of financial instruments with off-balance-sheet risk at September 30, 2014, and December 31, 2013 is as follows:

	September 30, 2014	December 31, 2013
Commitments to extend credit	$152,042	$121,618

Letters of credit:
Standby letters of credit	$48,528	$47,543
Other letters of credit	2,770	2,582
Total	$51,298	$50,125

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

The Bank considers its standby letters of credit to be guarantees. At September 30, 2014, the maximum undiscounted future payments that the Bank could be required to make was $51.3 million. All of these arrangements mature within one year. The Bank generally has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized; however, several that are extended to the Bank’s most creditworthy customers are unsecured. The Bank had not recorded any liabilities associated with these guarantees at September 30, 2014.

Mortgage loans serviced for others are not included in the accompanying consolidated statements of condition. The unpaid principal balances of mortgage loans serviced for others were $213.0 million and $208.6 million at September 30, 2014, and December 31, 2013, respectively. On September 30, 2014, and December 31, 2013, the Bank recorded mortgage servicing rights at their fair value of $1.41 million and $1.35 million, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of September 30, 2014, and December 31, 2013, the Bank met all capital adequacy requirements to which it is subject.

As of September 30, 2014, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the FDIC notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of September 30, 2014, and December 31, 2013, are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2014:
Total capital (to Risk Weighted Assets)	$112,856	11.88%	$75,971	8.00%	$94,963	10.00%
Tier 1 capital (to Risk Weighted Assets)	$101,123	10.78%	$37,516	4.00%	$56,274	6.00%
Tier 1 capital (to Average Assets)	$101,123	6.77%	$59,746	4.00%	$74,683	5.00%

At December 31, 2013:
Total capital (to Risk Weighted Assets)	$108,238	12.53%	$69,114	8.00%	$86,392	10.00%
Tier 1 capital (to Risk Weighted Assets)	$97,563	11.43%	$34,130	4.00%	$51,195	6.00%
Tier 1 capital (to Average Assets)	$97,563	7.60%	$51,320	4.00%	$64,151	5.00%

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2014, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s Rules and forms and is accumulated and communicated to management, including our Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Exhibit
31.01	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002
101

Interactive Data Files filed with this report include: (i) Unaudited Condensed Consolidated Statements of Condition as of September 30, 2014 and December 31, 2013, (ii) Unaudited Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, (iv) Unaudited Condensed Consolidated Statements of Stockholders’ Equity as of September 30, 2014 and 2013, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 and (vi) Notes to Unaudited Condensed Consolidated Financial Statements

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, BankGuam Holding Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANKGUAM HOLDING COMPANY

Date: November 10, 2014	By:	/s/ LOURDES A. LEON GUERRERO
Lourdes A. Leon Guerrero, President and Chief Executive Officer

Date: November 10, 2014	By:	/s/ FRANCISCO M. ATALIG
Francisco M. Atalig,
Senior Vice President and Chief Financial Officer