Form 10-K
period 2014-12-31
BankGuam Holding Co
filed 2015-03-17
CIK 1527383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $44,018,700 based on the number of shares held by non-affiliates of the registrant as of March 17, 2015, and based on the closing sale price of common stock on June 30, 2014, which is the last business day of the registrant’s most recently completed second fiscal quarter. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Number of shares of common stock outstanding as of March 17, 2015: 8,928,648.

Documents Incorporated By Reference

Portions of the registrant’s proxy statement related to its 2015 annual stockholders’ meeting are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may be preceded by, followed by or include the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “is designed to” and similar expressions. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about our business that could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” included elsewhere in this Annual Report and as may be updated in filings we make from time to time with the U.S. Securities and Exchange Commission (SEC), including our other Quarterly Reports on Form 10-Q to be filed by us in our fiscal year 2015. We have no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or risks, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. New information, future events or risks could cause the forward-looking events we discuss in this Annual Report not to occur. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Annual Report.

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

Employees

At December 31, 2014, the Bank had 523.5 full-time equivalent employees. The Bank’s employees are not represented by any union or collective bargaining agreement, and the Bank believes its employee relations are good.

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

Among other things, the Dodd-Frank Act requires the federal banking agencies to establish minimum leverage and risk-based capital requirements for insured banks and their holding companies. The federal banking agencies issued a joint final rule, or the ‘‘Final Capital Rule,’’ that implements the Basel III capital standards and establishes the minimum capital levels required under Dodd-Frank. We must comply with the Final Capital Rule beginning January 1, 2015, as well as the increasingly stringent capital requirements that it will phase in through 2019. The Final Capital Rule establishes a minimum common equity Tier I capital ratio of 6.5% of risk-weighted assets for a ‘‘well-capitalized’’ institution and increases the minimum Tier I risk-based capital ratio for a ‘‘well-capitalized’’ institution from 6.0% to 8.0%. Additionally, the Final Capital Rule requires an institution to maintain a 2.5% common equity Tier I capital conservation buffer over the 6.5% minimum risk-based capital requirement to avoid restrictions on the ability to pay dividends, discretionary bonuses, and engage in share repurchases. The Final Capital Rule also increases the required capital for certain categories of assets, including high-volatility construction real estate loans, but retains the current capital treatment of residential mortgages. Under the Final Capital Rule, we may make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. If we do not make this election, unrealized gains and losses will be included in the calculation of our regulatory capital. Implementation of these standards, or any other new regulations, may adversely affect our ability to pay dividends, or require us to reduce business levels or raise capital, including in ways that may adversely affect our results of operations or financial condition.

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

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Seattle. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its members. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. As an FHLB member, the Bank is required to own a certain amount of capital stock in the FHLB. At December 31, 2014, the Bank was in compliance with the FHLB’s stock ownership requirement.

Regulatory Capital Guidelines. The federal banking agencies have established minimum capital standards known as risk-based capital guidelines. These guidelines are intended to provide measures of capitalization that reflect the degree of risk associated with a bank’s operations. The risk-based capital guidelines include both a definition of capital and a framework for calculating the amount of capital that must be maintained against a bank’s assets and off-balance sheet items. The amount of capital required to be maintained is based upon the credit risks associated with the various types and quality of a bank’s assets and off-balance sheet items. A bank’s assets and off-balance sheet items are classified under several risk categories, with each category assigned a particular risk weighting from 0% to 100%. The Bank’s Tier I capital consists of its capital stock, capital surplus, treasury stock, undivided earnings and the cumulative effect of the FDIC’s adjustment of our intangible assets. Our Tier II capital adds to Tier I the allowed portion of our reserves for possible loan losses. The inclusion of Tier II capital as qualifying capital for regulatory purposes is subject to certain other requirements and limitations of the federal banking agencies. The federal regulators require a minimum ratio of total qualifying capital to risk-adjusted assets of 8%, a minimum ratio of Tier I capital to risk-adjusted assets of 4% and a minimum amount of Tier 1 capital to total assets (referred to as the “leverage ratio”) of 4%. As of December 31, 2014, the Company’s capital levels met all minimum regulatory requirements and the Bank was considered “well capitalized” under the regulatory framework for prompt corrective action described below. There is no condition or event since December 31, 2014, that management believes has changed the Company’s or the Bank’s capitalization category.

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

Current and future legal and regulatory requirements, restrictions, and regulations, including those imposed under the 2010 Dodd-Frank Act, which was enacted in response to the 2008 financial crisis and subsequent economic weakness, may adversely impact our profitability, financial condition and operations; may require us to invest significant management attention and resources to evaluate and make any changes required by the legislation and related regulations; and may make it more difficult for us to attract and retain qualified executive officers and employees. Few provisions of the Dodd-Frank Act were effective immediately, with various provisions becoming effective in stages. Many of the provisions required governmental agencies to implement rules that have increased regulation of the banking industry. As examples, these rules impact the ability of banks to charge certain fees and impose new restrictions on lending practices. The Dodd-Frank Act created a new financial consumer protection agency, known as the Consumer Financial Protection Bureau (the “Bureau”), that is empowered to promulgate new consumer protection regulations and revise existing regulations in many areas of consumer compliance, which may increase our regulatory compliance burden and costs, and may restrict the financial products and services we offer to our customers.

The Dodd-Frank Act prohibits new trust preferred issuances from counting as Tier 1 capital. These restrictions limit our future capital strategies. Although neither the Bank nor the Company use derivative transactions, the Dodd-Frank Act also increases regulation of derivatives and hedging transactions, which could limit our ability in the future to enter into, or increase the costs associated with, interest rate and other hedging transactions. Although certain provisions of the Dodd-Frank Act, such as direct supervision by the Bureau, will not apply to banking organizations with less than $10 billion of assets, such as the Company, the changes resulting from the legislation will impact our business nonetheless. These and future changes may have a material, adverse effect on our business, our financial condition and the results of our operations.

Implementation of the new Basel III capital rules adopted by the federal bank regulatory agencies will require increased capital levels that could impede our growth and profitability.

The federal bank regulatory agencies adopted new capital requirements in mid-2013 that will increase the minimum Tier 1 risk-based capital ratio, add a new minimum common equity Tier 1 capital ratio, establish a new capital conservation buffer and change the risk-weighting of certain assets. These requirements, implemented beginning in January 2015, will be phased in through 2019, providing banks with adequate time to adjust their balance sheets. Management has assessed the effects of the new rules on the Company and the Bank’s capital position. Although we currently exceed the new minimum requirements, they could have a material and adverse effect on our liquidity, capital resources, financial performance and financial condition.

Any future FDIC insurance premium increases will adversely affect our earnings.

In April 2009, the FDIC revised its risk-based assessment system. The changes to the system involve adjustments to the risk-based calculation of an institution’s unsecured debt, secured liabilities and brokered deposits. Depending on any future losses that the FDIC Deposit Insurance Fund may suffer due to failed institutions, there can be no assurance that there will not be additional premium increases in order to replenish the Fund, but the rate of bank failures has diminished over the past three years. Our FDIC deposit insurance expense for the year ended December 31, 2014, was $1.2 million; in 2013, it was $1.4 million.

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

A downturn in our real estate markets could adversely affect our business because many of our loans are secured by real estate. Real estate lending (including commercial and construction) is a large portion of our loan portfolio. At December 31, 2014, approximately $581.7 million, or 59.2% of our loan portfolio, was secured by various forms of real estate, including residential and commercial real estate. The real estate securing our loan portfolio is concentrated in Guam and San Francisco. From time to time, there have been adverse developments affecting real estate values in one or more of our markets, and the market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies, and acts of nature, such as earthquakes and typhoons. Additionally, commercial real estate lending typically involves larger loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. If real estate values decline, the value of the collateral securing some of our loans could be significantly reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans.

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

At December 31, 2014, nonperforming loans were 1.08% of the total loan portfolio, and 0.72% of total assets, as compared to 1.29% and 0.88% at December 31, 2013, respectively, indicating a reduced level of risk. Nonperforming assets adversely affect our earnings in various ways. Until economic and market conditions improve, we may incur losses relating to an increase in nonperforming assets. We do not record interest income on non-accrual loans or other real estate owned, thereby adversely affecting our income, and increasing our loan administration costs. Upon foreclosure or similar proceedings, we record the foreclosed asset at the fair value of the asset, reduced by estimated selling costs, which may result in a loss. An increase in the level of nonperforming assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the increased risk profile. While we reduce problem assets through collection efforts, asset sales, workouts, restructurings and otherwise, decreases in the value of the underlying collateral or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, our results of operations and our financial condition.

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

For the year ended December 31, 2014, we recorded a $4.5 million provision for loan losses, charged off $6.0 million of loans, and recovered $1.9 million of loans previously charged off. At December 31, 2014, we had $581.7 million in commercial and residential real estate loans and $40.0 million in construction loans, of which $16.3 million was on non-accrual. Construction loans and commercial real estate loans comprise a substantial portion of our nonperforming assets. Deterioration in the real estate market in Guam, San Francisco and/or the Commonwealth of the Northern Mariana Islands could affect the ability of our loan customers to service their debt, which could result in additional loan charge-offs and provisions for loan losses in the future, and could have a material adverse effect on our financial condition, results of operations and capital.

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

Our profitability depends in part on our success in attracting and retaining a stable base of low-cost deposits. At December 31, 2014, 28.9% of our deposit base was comprised of non-interest bearing deposits, and the average rate on our interest-bearing deposits was 0.28%. While we generally do not believe these core deposits are very sensitive to interest rate fluctuations, the competition for these deposits in our markets is strong. If we were to lose a significant portion of our low-cost deposits, it could negatively impact our liquidity and profitability.

We have the ability to borrow from the Federal Home Loan Bank, and there can be no assurance their programs will continue in their current manner.

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

Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and tax basis of assets and liabilities computed using enacted tax rates. If we determine that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we are required under generally accepted accounting principles to establish a full or partial valuation allowance. If we determine that a valuation allowance is necessary, we are required to incur a charge to operations. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our net deferred tax asset will be realized. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. At December 31, 2014, we had a net deferred tax asset of $5.5 million. For the year ended December 31, 2014, we established a partial valuation allowance of $2.3 million to reduce the gross deferred tax asset of $7.8 million because, in management’s opinion, it is more likely than not that only the remaining $5.5 million will be realized. If we were to determine at some point in the future that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we would be required, under generally accepted accounting principles, to establish a full or increase any partial valuation allowance, which would require us to incur a charge to operations for the period in which the determination was made.

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

Breaches of third parties’ network security could subject us to increased operating costs and other liabilities.

In recent years, there have been numerous highly publicized breaches of customer databases maintained by both public and private entities, often compromising personally identifiable information. The Bank has established systems to mitigate the possibility that some of this information could be used fraudulently to open deposit and/or loan accounts.  Despite all reasonable efforts, though, we are unable to be absolutely certain that the risk of that form of fraud is entirely eliminated.

Further, some of these third party data breaches have compromised credit card information, creating an opportunity to defraud the Bank and its credit card customers by initiating fraudulent charges using the compromised card information. Although efforts are being made in the U.S. Congress to reassign the liability for these fraudulent charges to the third parties whose systems have been breached, unless and until that reassignment is made, the Bank retains potential liabilities associated with those fraudulent charges. Also, when it is known that a credit card has been compromised, the Bank incurs costs in replacing the card. As a result, a third party network security breach could have a material adverse effect on our financial condition and the results of our operations.

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

We have not sought an advisory stockholder vote to approve the compensation of our named executive officers.

Rule 14a-21 under the Exchange Act requires us to provide a separate stockholder advisory vote in our proxy statements to approve the compensation of named executive officers, not less frequently than once every three years (“say-on-pay” vote), and, at least every six years, to provide a separate stockholder advisory vote on the frequency with which we will solicit advisory say-on-pay votes from our stockholders (“say-on-frequency” vote). In 2013, the year in which Role 14a-21 became applicable to smaller reporting companies, and in 2014, we did not submit to our stockholders a say-on-pay vote to approve an advisory resolution regarding our compensation program for our named executive officers, or a say-on-frequency vote. Consequently, the Board of Directors has not considered the outcome of our say-on-pay vote results when determining future compensation policies and pay levels for our named executive officers. At our 2015 annual stockholders meeting, we will be asking our stockholders to vote on a proposal to approve an advisory resolution regarding our compensation program for our named executive officers, and soliciting a separate say-on-frequency vote.  Following such annual meeting, the Board will consider the outcome of our say-on-pay vote results when determining future compensation policies and pay levels for our named executive officers, and will report the results of the say-on-pay vote and the say-on-frequency vote as required by applicable SEC rules.

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

Neither the Company nor the Bank is involved in any legal proceedings other than those occurring on a routine basis in the ordinary course of business. The majority of such proceedings have been initiated by the Bank in the process of collecting delinquent loans. Such routine legal proceedings, in the aggregate, are believed by Management to be immaterial to the financial condition, results of operations and cash flows of the Company as of December 31, 2014.

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

	Stock Price
	High	Low	Dividend Per Share
Year ended December 31, 2014
Fourth Quarter	$10.90	$9.00	$0.100
Third Quarter	$11.01	$9.00	$0.100
Second Quarter	$11.50	$9.00	$0.125
First Quarter	$10.00	$9.00	$0.125
Year ended December 31, 2013
Fourth Quarter	$10.00	$6.55	$0.125
Third Quarter	$10.00	$7.15	$0.125
Second Quarter	$10.04	$9.00	$0.125
First Quarter	$10.05	$8.00	$0.125

As of March 17, 2015, there were approximately 4,342 holders of record of common stock. There are no other classes of common equity or other types of stock outstanding.

Dividend Policy

At its discretion, the Board of Directors of the Company declares dividends to its stockholders on a quarterly basis. The Company declared and paid dividends of $0.125 per share to stockholders as of a declaration date for each share of common stock outstanding in each of the quarters during the years ended December 31, 2013 and 2012, and in the first and second quarters of 2014; in the third and fourth quarters of 2014, the Company declared and paid dividends of $0.10 per share to stockholders as of a declaration date.

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

Securities Authorized For Issuance Under Equity Compensation Plans

Employee Stock Purchase Plan

The Bank’s 2011 Employee Stock Purchase Plan (the “2011 Plan”) was adopted by the Bank’s Board of Directors and approved by the Bank’s Stockholders on May 2, 2011, to replace the Bank’s 2001 Non-Statutory Stock Option Plan. This plan was subsequently adopted by the Company after the Reorganization. The 2011 Plan is open to all employees of the Company and the Bank who have met certain eligibility requirements.

Under the 2011 Plan, as amended and restated as of July 1, 2012, eligible employees can purchase, through payroll deductions, shares of common stock at a discount. The right to purchase stocks is granted to eligible employees during a quarterly offer period that is established from time to time by the Board of Directors of the Company. Eligible employees cannot accrue the right to purchase more than $25 thousand worth of stock at the fair market value at the beginning of each offer period. Eligible employees also may not purchase more than one thousand five hundred (1,500) shares of stock in any one offer period. The shares are purchased at 85% of the fair market price of the stock on the enrollment date.

	At December 31, 2014
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	$8.06	1,456,161
Equity compensation plans not approved by security holders	-	$-	-
Total	-	$8.06	1,456,161

ITEM 6.	Selected Financial Data

	For the years ended December 31,
	2014	2013	2012	2011	2010
	(Dollar and Share Amounts in Thousands, Except Per Share Data)
INCOME STATEMENT DATA:
Interest income	$66,478	$63,598	$62,278	$51,280	$49,417
Interest expense	3,760	4,800	5,547	5,615	6,028
Net interest income before provision for loan losses	62,718	58,798	56,731	45,665	43,389
Provision for loan losses	4,540	2,095	3,900	4,617	3,125
Net interest income after provision for loan losses	58,178	56,703	52,831	41,048	40,264
Non-interest income	10,813	11,692	12,567	12,597	12,245
Non-interest expense	55,675	54,447	53,354	47,153	43,073
Income before income taxes	13,316	13,948	12,044	6,492	9,436
Income tax expense	3,756	4,080	3,424	758	2,344
Net income	$9,560	$9,868	$8,620	$5,734	$7,092
PER COMMON SHARE DATA:
Basic net income	$1.08	$1.12	$0.98	$0.65	$0.81
Diluted net income	$1.08	$1.12	$0.98	$0.54	$0.79
Book value per common share	$11.44	$10.66	$10.77	$10.14	$9.68
Weighted average number of shares outstanding — basic	8,818	8,790	8,779	8,752	8,721
Weighted average number of shares outstanding — diluted	8,818	8,790	8,780	10,572	8,952
Shares outstanding at period end	8,929	8,802	8,782	8,779	8,715
BALANCE SHEET DATA:
Securities	$337,904	$273,919	$333,806	$221,551	$221,876
Net loans	$967,393	$860,883	$748,832	$728,198	$611,139
Allowance for loan losses	$12,526	$12,077	$12,228	$11,101	$9,408
Goodwill and other intangible assets	$783	$783	$783	$783	$783
Total assets	$1,465,739	$1,283,008	$1,211,381	$1,139,964	$990,601
Total deposits	$1,355,514	$1,183,445	$1,102,540	$1,038,339	$889,275
Federal home loan bank advance & note payable	$-	$-	$10,145	$10,200	$15,000
Total stockholders’ equity	$102,183	$93,855	$94,424	$89,036	$84,352
SELECTED PERFORMANCE RATIOS:
Return on average assets	0.66%	0.77%	0.71%	0.54%	0.72%
Return on average equity	9.78%	10.45%	9.26%	6.58%	8.48%
Net interest margin	4.52%	4.81%	5.01%	4.65%	5.03%
CAPITAL RATIOS:
Total risk-based	11.83%	12.53%	13.51%	15.31%	13.76%
Tier 1 risk-based	10.58%	11.43%	12.43%	14.25%	12.21%
Tier 1 leverage	7.01%	7.60%	7.40%	7.87%	8.52%

ITEM 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

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

The primary activity of the Bank is commercial banking, as it has been since the Bank opened in Guam in 1972. The Company’s operations are located entirely in the U.S. territories, the U.S.-affiliated nations of the western Pacific, and in the San Francisco Bay area of California. The largest community in the Bank’s western Pacific market is Guam, followed by the Commonwealth of the Northern Mariana Islands. The market includes a number of transportation-, travel- and tourism-related companies in the region, as well as substantial U.S. Department of Defense and other U.S. federal government activities in Guam. The Company’s customers are primarily transnational corporations, governments, closely-held businesses and individuals.

During 2014, there were two significant factors that impacted the Company’s financial condition and operations:

•

There was a substantial inflow of deposits throughout the year, and a large portion of the inflow was due to the closure of a large competitor in the Guam market segment. The Bank also succeeded in acquiring government accounts throughout the Freely Associated States, along with land use payments in the Republic of the Marshall Islands, as well as significant deposit growth in private and government deposits in the Commonwealth of the Northern Mariana Islands. In total, the Bank’s deposit base grew $172.1 million, or 14.5%.

•

Over the course of the year, tourist arrivals continued to increase in Guam and other islands in the region. In Guam, the number of visitors reached its highest level since 1997, at 1.34 million, and the third highest level ever. This was due, in part, to the fact that a moderate decrease in Japanese arrivals was offset by increasing arrivals from South Korea and China, as well as increasing arrivals from Russia and Taiwan. Although these last three comprise a relatively small portion of the total market, they continue to grow. The continuing growth in Guam’s tourism industry and increasing arrivals in the other islands led to modest improvements in payroll employment and other aspects of the regional economy, enhancing the Bank’s business.

For the year ended December 31, 2014, net income was $9.6 million, or $1.08 per diluted common share. For the year ended December 31, 2013, net income was $9.9 million, or $1.12 per diluted common share. For the year ended December 31, 2012, net income was $8.6 million, or $0.98 per diluted common share.

The annualized return on average assets and average equity for the year ended December 31, 2014 were 0.66% and 9.78%, respectively, compared to 0.77% and 10.45%, respectively, for 2013, and 0.71% and 9.26%, respectively, for 2012.

The following are major factors that impacted the Company’s results of operations:

•

Net interest income increased 6.7% to $62.7 million for the year ended December 31, 2014, from $58.8 million for the year ended December 31, 2013, due to a $2.9 million increase in interest income and a reduction of $1.0 million in interest expenses. Net interest income increased 3.6% to $58.8 million for the year ended December 31, 2013, from $56.7 million for the year ended December 31, 2012, due to an increase of $1.3 million in interest income and a decrease of $747 thousand in interest expense.

•

The net interest margin decreased 29 basis points to 4.52% for the year ended December 31, 2014, compared with 4.81% for the year ended December 31, 2013. The decrease in the net interest margin for 2014 compared to 2013 was primarily due to a 43 basis point decrease in the yields on loans, a 17 basis point decline in the yield on our securities portfolio and a 10 basis point reduction of yields on interest-bearing deposits in banks, partially offset by a 16 basis point decrease in rates paid on deposits and other borrowings. The net interest margin decreased by 20 basis points to 4.81% for the year ended December 31, 2013, compared with 5.01% for the year ended December 31, 2012. The decrease in the net interest margin for 2013 compared to 2012 was primarily due to a 50 basis point decrease in the yields on loans, a 20 basis point reduction of yields on interest-bearing deposits in banks and an 11 basis point decline in the yield on our securities portfolio, partially offset by a 12 basis point decrease in rates paid on deposits and other borrowings.

•

The provision for loan losses was $4.5 million for the year ended December 31, 2014, compared to $2.1 million for the year ended December 31, 2013, and $3.9 million for the year ended December 31, 2012. The increase in the provision for loan losses in 2014 compared to 2013 reflects a supplemental provision of $565 thousand during the third quarter, primarily in response to the charge-off of one loan in the amount of $1.5 million. The decrease in the 2013 provision for loan losses compared to 2012 reflects lower net charge-offs during the year, tempered by an increase in nonperforming loans associated with moderate growth in on our loan portfolio, as well as management’s assessment of economic conditions.

•

Non-interest income decreased by 7.5%, to $10.8 million, for the year ended December 31, 2014, $879 thousand less than the $11.7 million for the year ended December 31, 2013. The decrease in non-interest income in 2014 compared to 2013 was primarily due to a decrease in revenues from merchant services in 2014, a reduction of $1.0 million from the previous year, a reduction of $156 thousand in net investment securities gains and a reduction of $124 thousand in trustee fees, partially offset by the additional $351 thousand in cardholder income and $141 thousand in service charges and fees. Non-interest income decreased by 7.0% in 2013 to $11.7 million, compared to $12.6 million in 2012, primarily due to a reduction of $724 thousand in net investment securities gains in 2013 from the previous year, a reduction of $289 thousand in cardholder income and a decrease of $195 thousand in trustee fees, partially offset by the additional $298 thousand in service charges and fees and the $132 thousand increase in income from merchant services.

•

Non-interest expense was $55.7 million for the year ended December 31, 2014, compared to $54.4 million for the year ended December 31, 2013, an increase of 2.3%, primarily due to an increase of $657 thousand in salaries and employee benefits, an additional $420 thousand in professional services expense, $398 thousand in contract services expense, $263 thousand in furniture and equipment depreciation and $190 thousand in general, administrative and other expense, partially offset by reductions of $846 thousand in expenses associated with other real estate owned and a $161 thousand in Federal Deposit Insurance Corporation insurance assessments. Non-interest expense increased to $54.4 million in the year ended December 31, 2013, from $53.4 million for the year ended December 31, 2012, primarily due to an increases of $996 thousand in expenses associated with other real estate owned, $607 thousand in occupancy expense and $358 thousand in Federal Deposit Insurance Corporation assessments, partially offset by reductions of $268 thousand in professional services expense, $143 thousand in furniture and equipment depreciation and $140 thousand in stationery and supplies expense.

•

The 2.5% decrease of net after tax income to $9.6 million in 2014 compared to $9.9 million 2013 was due to the $1.2 million increase in non-interest expense and the $879 thousand decrease in non-interest income, offset by the $1.5 million increase in net interest income (after the provision for loan losses) and the decrease of $324 thousand in income taxes. The 14.5% increase in net income from 2012 to 2013 was primarily due to the $3.9 million increase in net interest income (after the provision for loan losses), partially offset by the $1.1 million increase in non-interest expense, the decrease of $875 thousand in non-interest income and the increase of $656 thousand in income taxes.

The following are important factors in understanding our current financial condition and liquidity position:

•

Cash, Federal Funds sold, interest-bearing deposits in other financial institutions, and investment securities available-for-sale and held-to-maturity collectively increased by 19.9%, to $441.7 million, at December 31, 2014, from $368.4 million at December 31, 2013. The increase in liquid assets is primarily due to an increase of $172.1 million of in total deposits and an increase of $2.4 million in other liabilities, partially offset by an increase of $106.5 million in net loans and an increase of $2.8 million in other assets.

•

Total loans, net of deferred fees and the allowance for loan losses, increased $106.5 million, or 12.4%, to $967.4 million at December 31, 2014, compared to $860.9 million at December 31, 2013. Commercial loans increased by $85.1 million to $649.6 million at December 31, 2014 from $564.5 million at December 31, 2013. In addition, consumer loans, including residential mortgage loans, increased by $22.0 million, to $332.7 million, at December 31, 2014, from $310.7 million at December 31, 2013.

•	Classified assets increased to $26.0 million at December 31, 2014, compared to $22.7 million at December 31, 2013.
•	The allowance for loan losses at December 31, 2014, was $12.5 million, or 1.28% of total loans. The allowance for loan losses at December 31, 2013, was $12.1 million, or 1.38% of total loans.
•	Nonperforming loans decreased $637 thousand to $10.6 million, or 1.08% of total loans, at December 31, 2014, from $11.3 million, or 1.29% of total loans, at December 31, 2013.
•	Net loan charge-offs were $4.09 million for the year ended December 31, 2014, as compared to the $2.25 million in net charge-offs for the year ended December 31, 2013.
•

The ratio of noncore funding of $42.5 million (which consists of $100,000 and over time deposits plus short-term borrowings) to total assets was 2.90% at December 31, 2014, compared to $43.3 million, or 3.37% of total assets, at December 31, 2013.

•	The loan-to-deposit ratio decreased to 72.3% at December 31, 2014, as compared to 73.8% at December 31, 2013.
•

Capital ratios significantly exceed regulatory requirements for a well-capitalized financial institution, both at the Company level and in the Bank. The leverage ratio at the Company was 7.01%, with a Tier 1 risk-based capital ratio of 10.58%, and a total risk-based capital ratio of 11.83% at December 31, 2014. The leverage ratio at the Company was 7.60%, with a Tier 1 risk-based capital ratio of 11.43%, and a total risk-based capital ratio of 12.53% at December 31, 2013. The regulatory well-capitalized guidelines are a minimum of a 5% leverage ratio, a 6% Tier 1 risk-based capital ratio, and a 10% total risk-based capital ratio. The decrease in the risk-based ratios from December 31, 2013, to December 31, 2014, was due to the conversion of lower-risk securities to loans that carry a higher risk, along with substantial growth in loans supported by an increase in deposits.

Deposits

The composition and cost of the Bank’s deposit base are important in analyzing the Bank’s net interest margin and balance sheet liquidity characteristics. The Bank’s depositors are generally located in its primary market area. Depending on loan demand and other funding requirements, the Bank also attracts deposits through its interest rate pricing. The Bank monitors all deposits that may be sensitive to interest rate changes to help ensure that liquidity risk does not become excessive due to deposit migration. Deposits at December 31, 2014, were $1.36 billion, compared to $1.18 billion at December 31, 2013. The 14.5% increase was primarily due to the closure of a large competitor bank in Guam, the acquisition of additional government accounts in the Freely Associated States, U.S. government payments for land use and other purposes, and the acceleration of economic recovery in the Commonwealth of the Northern Mariana Islands. These increases were partially offset by a reduction in deposits in the California region following a decrease in the interest rate paid on savings accounts there.

The Bank does not currently accept brokered deposits because it already maintains ample liquidity, but may do so in the future.

Liquidity

Our liquidity position refers to our ability to maintain cash flows sufficient to fund operations and to meet obligations and other commitments in a timely fashion. We believe that the Bank’s liquidity position is more than sufficient to meet our operating expenses, borrowing needs and other obligations for 2015, and management has tested and determined that, even under severely stressed scenarios, the Bank’s liquidity will be more than adequate to meet our requirements. Our liquidity has increased significantly as we shifted from longer-duration, Held-To-Maturity securities in our investment portfolio to shorter-duration, Available-For-Sale investments as a defensive measure due to historically low interest rates and yields, and the possibility that those rates and yields will increase as the U.S. economy continues to improve. At December 31, 2014, we had $105.9 million in cash and cash equivalents and approximately $86.9 million in available borrowing capacity from various sources, including the Federal Home Loan Bank (“FHLB”), the Federal Reserve Bank of San Francisco (“FRB”), and Federal Funds facilities with several financial institutions. The Bank also had $128.9 million in unpledged securities available at December 31, 2014. Our loan-to-deposit ratio decreased to 72.3% at December 31, 2014, compared to 73.8% at December 31, 2013, as our net loans increased by 12.4% and our deposits grew by 14.5%.

Lending

Our loans originate almost entirely through the branch offices located in our primary market. As the Bank has approached a saturation point in our primary service area, we have expanded our activities in California through our branch in San Francisco. The total loan portfolio remains well diversified with commercial and industrial loans accounting for 21.4% and commercial real estate loans accounting for 40.7% of the total loan portfolio at December 31, 2014. Construction loans increased from 0.1% of the portfolio at December 31, 2013, to 4.1% at December 31, 2014. Residential mortgages and other consumer-related loans accounted for the remaining 33.9% of total loans at December 31, 2014. The increase in gross loans in 2014 compared to 2013 was primarily due to an increase in our commercial loan portfolio, including expansion of our lending in California, partially offset by a decrease in residential mortgages. The Bank also had an increase of $5.2 million in loans sold to the Federal Home Loan Mortgage Corporation (“Freddie Mac”) from $208.6 million at December 31, 2013, to $213.8 million at December 31, 2014, but these loans are off-book, except for the amortized value of the associated mortgage servicing rights. The Bank exercises careful selectivity with respect to the types of loans it chooses to originate.

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

The Bank, through its asset and liability management policies and practices, as overseen by its Asset and Liability Committee, seeks to maximize net interest income without exposing itself to an excessive level of interest rate risk. Interest rate risk is managed by monitoring the pricing, maturity and repricing options of all classes of interest bearing assets and liabilities. This is discussed in more detail under Liquidity and Asset/Liability Management. In addition, we believe there are measures and initiatives we can take to improve the net interest margin, including increasing loan rates, maintaining interest rate floors on floating rate loans, reducing nonperforming assets, managing deposit interest rates and reducing higher-cost deposits.

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

Non-Interest Income

While net interest income remains the largest single component of total revenues, non-interest income is an important component, as well. In total, the Bank received $10.8 million in non-interest income during 2014, a decrease of $879 thousand from the $11.7 million recorded for 2013, and less than the $12.6 million received in 2012. The decrease from 2013 to 2014 is due in part to reductions in income from providing merchant services and net gains on investment securities to $1.3 million and $471 thousand, respectively, for 2014, down from $2.4 million and $627 thousand, respectively, in 2013. These were partially offset by an increase in cardholder income, from $971 thousand in 2013 to $1.3 million in 2014.

Non-Interest Expense

Management considers the control of operating expenses to be a critical element of the performance of the Company and the Bank. Over the last several years, the Bank has undertaken initiatives to contain its non-interest expense and improve its efficiency. Nevertheless, total non-interest expense was $55.7 million for year ended December 31, 2014, compared to $54.4 million for year ended December 31, 2013, and increase of $1.2 million. This increase was largely the result of increasing costs associated with salaries and employee benefits, from $25.5 million in 2013 to $26.1 million in 2014, higher professional services expenses and contract services expense, which increased by $420 thousand and $398 thousand, respectively, a rise in furniture and equipment depreciation expense, which was up by $263 thousand, and an increase in general, administrative and other expenses by $190 thousand. These increases were partially offset by reductions of $846 thousand in expenses associated with other real estate owned and of $161 thousand in Federal Deposit Insurance Corporation assessments. Operating expenses in 2013 were $1.1 million higher than in 2012, primarily due to a $996 thousand increase in expenses associated with other real estate owned, a $607 thousand increase in occupancy expense, and an increase of $358 thousand in Federal Deposit Insurance Corporation assessments, partially offset by reductions of $268 thousand in professional services expense, $143 thousand in furniture and equipment depreciation, and $140 thousand in stationery and supplies expense from their levels in 2012.

Capital Management

As part of its asset and liability management process, the Company continually assesses its capital position to take into consideration growth, expected earnings, risk profile and potential corporate activities that it may choose to pursue.

During the past several years, the Bank’s principal source of increases in capital has been retained earnings, supplemented by stock purchases through our Employee Stock Purchase Plan. See Note 14 of Notes to Consolidated Financial Statements in Item 15 of this Annual Report for a description of the Employee Stock Purchase Plan. Since the end of 2010, though, the Bank’s assets have grown by 48.0%, and those sources of additional capital have not kept pace.

Although the Bank remains “well capitalized” by all three regulatory measures of capital adequacy, those ratios have been decreasing because of the Bank’s rapid growth. Consequently, the Company completed a private placement of $1.0 million of its common stock on December 17, 2014.

In the offering, the Company issued its stock to certain "accredited investors" within the meaning of Rule 501 of the Securities Act of 1933, as amended (the "Securities Act"), at a purchase price of $9.45 per share (the "Offering"). These are restricted shares, which may not be resold for a period of two years. The terms of the offering were set forth in a Stock Purchase Agreement, dated December 10, 2014, entered into between the Company and each investor. The proceeds from the offering will allow the Company to support the continued organic growth of the Company’s banking subsidiary in its existing market areas and will enable us to further serve the needs of individuals and businesses in those markets.

The Company's common stock was offered and sold only to investors that met the "accredited investor" definition of Rule 501 of the Securities Act in reliance on the exemption from registration afforded under Section 4(2) of the Securities Act and Rule 504 of Regulation D under the Securities Act. The common stock offered in the Offering has not been registered under the Securities Act or state securities laws, and may not be offered or sold in the United States without being registered with the Securities and Exchange Commission (the "SEC") or through an applicable exemption from SEC registration requirements.

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

Distribution, Rate and Yield

	Years Ended December 31,
	2014			2013
	Average Balance	Interest Earned/Paid	Average Yield/Rate	Average Balance	Interest Earned/Paid	Average Yield/Rate
Interest earning assets:
Interest earning deposits in banks¹	$112,245	$202	0.18%	$96,831	$274	0.28%
Federal Funds sold	5,000	6	0.12%	4,583	6	0.13%
Investment Securities²	348,113	5,335	1.53%	290,447	4,934	1.70%
Loans³	923,537	60,935	6.60%	830,310	58,384	7.03%
Total earning assets	1,388,895	66,478	4.79%	1,222,171	63,598	5.20%
Noninterest earning assets	66,334			67,473
Total Assets	$1,455,229			$1,289,644
Interest-bearing liabilities:
Interest-bearing checking accounts	$142,298	$164	0.12%	$119,815	$171	0.14%
Money market and savings accounts	787,643	3,417	0.43%	706,527	4,323	0.61%
Certificates of deposit	49,927	179	0.36%	54,078	226	0.42%
Other borrowings	-	-	0.00%	1,666	80	4.80%
Total interest-bearing liabilities	979,868	3,760	0.38%	882,086	4,800	0.54%
Non-interest bearing liabilities	377,609			313,127
Total Liabilities	1,357,477			1,195,213
Stockholders’ equity	97,752			94,431
Total Liabilities and Stockholders’ Equity	$1,455,229			$1,289,644

Net interest income		$62,718			$58,798

Interest rate spread			4.40%			4.66%
Net interest margin			4.52%			4.81%
[1]	Includes interest bearing deposit balances we maintain with other financial institutions and the Federal Reserve Bank of San Francisco.
[2]	Includes all investment securities in the Available-for-Sale and the Held-to-Maturity classifications.
[3]	Includes average balances of non-accrual loans.

The Distribution, Rate and Yield table above sets forth the dollar amounts in interest earned and paid for each major category of interest earning assets and interest-bearing liabilities for the noted periods, as well as their respective yields and costs, and the resulting interest rate spreads and net interest margins.

The Bank’s net interest margin, expressed as a percentage of average earning assets, was 4.52% for 2014, down 19 basis points from 4.81% for 2013, even though average earning assets increased by 13.6% during the year, from $1.2 billion in 2013 to $1.4 billion in 2014. The primary reason for the decrease in the net interest margin was that, although average loan balances increased by $93.2 million, or 11.2%, the average yield on the entire loan portfolio decreased by 43 basis points so that interest earnings on loans increased by only $2.6 million, or 4.4%. Re-pricing of existing loans to lower interest rates during 2014, as well as new loans made in a more competitive environment, caused the decrease in the average yield on the loan portfolio. Yields on interest earning deposits in other banks and investment securities decreased by 10 basis points and 17 basis points, respectively, also contributing to the overall 41 basis point decline in the yield on average earning assets from 2013 to 2014. Average total interest-bearing liabilities increased by 11.1% during 2014, to $979.9 million from $882.1 million the previous year, yet the cost of deposits and other borrowings decreased by 16 basis points, to 0.38% in 2014 from 0.54% in 2013, principally as a result of a reduction in the interest rate paid on consumer savings deposits.

Net interest income for the year ended December 31, 2014, increased $3.9 million, to $62.7 million, compared to $58.8 million a year earlier, primarily due to an increase in interest income derived from the growth in average loan balances, supplemented by an increase in income from investment securities and a reduction in interest paid on money market and savings deposits and other borrowings. Net interest income for 2013 increased by $2.1 million from 2012, primarily due to an increase in interest income derived from the increase in average loan balances, coupled with the reduction in interest paid on interest-bearing deposits, and partially offset by a decrease in income from investment securities. The Bank’s net interest margin was 4.81% in 2013, compared to 5.01% in 2012, a decrease of 20 basis points.

A substantial portion of the Bank’s earning assets are variable-rate loans that re-price when the Bank’s reference rate, which usually corresponds with the New York prime lending rate, is changed. This is in contrast to a large base of core deposits that are generally slower to re-price. This causes the Bank’s balance sheet to be asset-sensitive, which means that, all else being equal, net interest margin will be higher during periods when short-term interest rates are rising and lower when rates are falling. However, because the interest rate on our personal savings accounts is higher than our competitors’, we will not necessarily have to raise rates on that portion of our core deposits as general market interest rates increase, mitigating the sensitivity of our net interest margin to rising interest rates.

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

For 2014, the Bank had a provision for loan losses of $4.5 million, compared to a provision for loan losses of $2.1 million for 2013 and $3.9 million for 2012. The provision for loan losses increased by $2.4 million in 2014 from the previous year primarily as a result of the write-down two commercial loans by $1.6 million against the allowance for loan losses in the third and fourth quarters of 2014.  The Bank also raised the monthly provision in the fourth quarter to cover the risk associated with growth in our loan portfolio. The 2014 provision is deemed by management to provide a sufficient allowance for loan losses due to net losses during the year, as well as to maintain the allowance for loan losses at a level that is adequate to absorb all reasonably expected future losses and to reflect management’s perception of risk in the existing loan portfolio, as well as improvements in the quality of that portfolio and more successful collection efforts. The decrease in the 2013 provision for loan losses compared to 2012 reflects a better than expected risk profile and overall performance of the loan portfolio, as well as management’s reassessment of economic conditions.

The allowance for loan losses represented 1.28%, 1.38% and 1.60% of total loans at December 31, 2014, 2013 and 2012, respectively. Provisions for loan losses are charged to operating income to bring the allowance for loan losses to a level deemed appropriate by the Bank based on the factors discussed under “Allowance for Loan Losses.”

Non-interest income

The following table sets forth the various components of the Company’s non-interest income:

	Years Ended December 31,			Increase (decrease) 2014 versus 2013		Increase (decrease) 2013 versus 2012
	2014	2013	2012	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Non-interest Income
Service charges and fees	$4,557	$4,416	$4,118	$141	3.2%	$298	7.2%
Investment securities gains, net	471	627	1,351	(156)	-24.9%	(724)	-53.6%
Income from merchants	1,334	2,365	2,233	(1,031)	-43.6%	132	5.9%
Income from cardholders	1,322	971	1,260	351	36.1%	(289)	-22.9%
Trustee fees	492	616	811	(124)	-20.1%	(195)	-24.0%
Other income	2,637	2,697	2,794	(60)	-2.2%	(97)	-3.5%
Total non-interest income	$10,813	$11,692	$12,567	$(879)	-7.5%	$(875)	-7.0%

Total non-interest income in 2014 was $879 thousand, or 7.5%, lower than in 2013, primarily because of a sharp decrease of $1.0 million, or 43.6%, in income from merchant services due to lower settlement fees and higher processing fees as we convert our merchant customers to a new vendor platform, and a $156 thousand decrease in net gains on the sale of investment securities, partially offset by a $351 thousand increase in income from cardholders. The proportional composition of non-interest income remained relatively constant, except that service charges and fees increased from 37.8% to 42.1% of the total while income from merchant services decreased from 20.2% to 12.3% of the total and income from cardholders increased from 8.3% to 12.2% of the total. Other sources of non-interest income include loan servicing fees and income from the Bank-owned life insurance policies. Total non-interest income in 2013 was $875 thousand lower than in 2012, but its composition changed due to there being a reduction of $724 thousand in net investment securities gains, to $627 thousand, a $298 thousand decrease in income from cardholders, and a $195 thousand decrease in trustee fees. These decreases were partially offset by a $298 thousand increase in income from service charges and fees.

Non-interest expense

The following table sets forth the various components of the Company’s non-interest expense:

			2014 vs. 2013			2013 vs. 2012
	2014	2013	$ Variance	% Variance	2012	$ Variance	% Variance
Non-Interest Expense:
Salaries & employee benefits	$26,133	$25,476	$657	2.58%	$25,554	$(78)	-0.30%
Occupancy	6,966	6,857	109	1.59%	6,250	607	9.70%
Depreciation	6,349	6,086	263	4.32%	6,229	(143)	-2.30%
Insurance	1,678	1,678	-	0.00%	1,750	(72)	-4.10%
Telecommunications	1,488	1,441	47	3.26%	1,528	(87)	-5.70%
FDIC insurance assessment	1,220	1,381	(161)	-11.66%	1,023	358	35.00%
Professional services	1,748	1,328	420	31.63%	1,596	(268)	-16.80%
Contract services	1,694	1,296	398	30.71%	1,356	(60)	-4.40%
Other real estate owned	297	1,143	(846)	-74.02%	147	996	677.60%
Stationery & supplies	826	724	102	14.09%	864	(140)	-16.20%
Training & education	736	687	49	7.13%	639	48	7.50%
General, administrative & other	6,540	6,350	190	2.99%	6,418	(68)	-1.10%
Total Non-Interest Expenses	$55,675	$54,447	$1,228	2.26%	$53,354	$1,093	2.00%

Non-interest expense by Category. The following table indicates the percentage of non-interest expense in each category:

	2014		2013		2012
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Non-Interest Expense:
Salaries & employee benefits	$26,133	47%	$25,476	47%	$25,554	48%
Occupancy	6,966	13%	6,857	13%	6,250	12%
Depreciation	6,349	11%	6,086	11%	6,229	12%
Insurance	1,678	3%	1,678	3%	1,750	3%
Telecommunications	1,488	3%	1,441	3%	1,528	3%
FDIC insurance assessment	1,220	2%	1,381	3%	1,023	2%
Professional services	1,748	3%	1,328	2%	1,596	3%
Contract services	1,694	3%	1,296	2%	1,356	3%
Other real estate owned	297	1%	1,143	2%	147	0%
Stationery & supplies	826	1%	724	1%	864	2%
Training & education	736	1%	687	1%	639	1%
General, administrative & other	6,540	12%	6,350	12%	6,418	12%
Total Non-Interest Expenses	$55,675	100%	$54,447	100%	$53,354	100%

Non-interest expense totaled $55.7 million for the year ended December 31, 2014, an increase of $1.2 million from $54.4 million in 2013. This increase is primarily attributed to the $657 thousand increase in salaries & employee benefits, up by 2.6% from the year ended December 31, 2013, due to merit raises and increases in some benefits expenses. In addition, professional services expense increased by $420 thousand, contract services expense increased by $398 thousand and furniture & equipment expense increased by $263 thousand, along with a $190 thousand increase in our general, administrative and other expenses. These increases were partially offset by the $846 thousand decrease in other real estate owned (OREO) expense to a more normal level after a surge in 2013, and a $161 thousand decline in the Federal Deposit Insurance Corporation’s assessment.

In 2013, total non-interest expense increased by $1.1 million to $54.4 million, as compared to $53.4 million in 2012. This increase is primarily attributed to the $996 thousand increase in other real estate owned expense, due in part to the write-down of a property in California. In addition, occupancy expense increased by $607 thousand, along with a $358 thousand increase in the Federal Deposit Insurance Corporation’s assessment. These increases were partially offset by the $268 thousand decrease in professional services expense.

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

The Bank pays income taxes in Guam and the Commonwealth of the Northern Mariana Islands under a territorial “mirror” of the U.S. Internal Revenue Code, with payments made to the respective territorial governments instead of the U.S. Treasury; there is no equivalent of a state income tax in either of these jurisdictions. The Bank also pays taxes to the governments of the Republic of Palau, the Federated States of Micronesia, the Republic of the Marshall Islands and the State of California. The Bank’s territorial and state income tax expense in 2014 was $3.8 million, as compared to an income tax expense of $4.1 million in 2013 and $3.4 million in 2012.

The difference in the effective tax rate compared to the combined territorial, foreign and state statutory tax rates of 34% is primarily the result of the Bank’s portfolio of tax-exempt loans to the government of Guam totaling $47.9 million and $28.7 million at December 31, 2014 and 2013, respectively.

Some items of income and expense are recognized in different years for tax purposes than when applying generally accepted accounting principles, leading to timing differences between the Bank’s actual tax liability and the amount accrued for this liability based on book income. These temporary differences comprise the “deferred” portion of the Bank’s tax expense or benefit, which is accumulated on the Bank’s books as a deferred tax asset or deferred tax liability until such time as they reverse. At the end of 2014 and 2013, the Bank had a net deferred tax asset of $5.5 million.

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

In assessing the realization of deferred tax assets at December 31, 2014, based on these factors, the Bank believed that it was more likely than not that the Bank will realize only $5.5 million of the benefits of these deductible differences. Therefore, a valuation allowance of $2.3 million for deferred tax asset was recorded at December 31, 2014.

In assessing the realization of deferred tax assets at December 31, 2013, the Bank believed that it was more likely than not that the Bank will realize only $6.6 million of the benefits of these deductible differences. Therefore, a valuation allowance of $2.0 million for deferred tax asset was recorded at December 31, 2013.

Financial Condition

As of December 31, 2014, total assets were $1.47 billion, an increase of 14.2% from $1.28 billion at December 31, 2013. Total securities available-for-sale (at fair value) were $230.6 million, an increase of 26.1% from $182.8 million at December 31, 2013. The total loan portfolio, net of allowance for loan losses and deferred fees, was $967.4 million, an increase of 12.4% from $860.9 million at year-end 2013. Total deposits were $1.36 billion, an increase of 14.5% from $1.18 billion at year-end 2013. The Bank had no short-term borrowings at December 31, 2014.

Securities Portfolio

The following table reflects the estimated fair value of Available-for-Sale securities and the amortized cost of Held-to-Maturity securities, for each category for the past two years:

Investment Portfolio

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$100,679	$70	$(185)	$100,564
U.S. government agency pool securities	50,581	87	(797)	49,871
U.S. government agency or GSE mortgage-backed securities	80,281	211	(370)	80,122
Total	$231,541	$368	$(1,352)	$230,557
Securities Held-to-Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$44,346	$983	$(211)	$45,118
U.S. government agency pool securities	18,121	50	(60)	18,111
U.S. government agency or GSE mortgage-backed securities	42,813	975	(9)	43,779
Total	$105,280	$2,008	$(280)	$107,008

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$-	$-	$-	$-
U.S. government agency pool securities	54,733	122	(563)	54,292
U.S. government agency or GSE mortgage-backed securities	130,411	112	(1,983)	128,540
Total	$185,144	$234	$(2,546)	$182,832
Securities Held-to-Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$32,824	$-	$(515)	$32,309
U.S. government agency pool securities	1,641	24	(12)	1,653
U.S. government agency or GSE mortgage-backed securities	54,524	920	(586)	54,858
Total	$88,989	$944	$(1,113)	$88,820

The amortized cost and fair value of investment securities by contractual maturity at December 31, 2014, are shown below.

	December 31, 2014
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$-	$-	$-	$-
Due after one but within five years	104,635	104,590	23,751	23,829
Due after five but within ten years	32,311	32,333	51,214	52,585
Due after ten years	94,595	93,634	30,315	30,594
Total	$231,541	$230,557	$105,280	$107,008

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

Sixty-nine percent of the Bank’s securities at December 31, 2014, were classified under existing accounting rules as “Available-for-Sale” to allow flexibility in the management of the portfolio. Accounting guidance requires Available-for-Sale securities to be marked to fair market value, with an offset to other comprehensive income (loss), a component of stockholders’ equity, recorded on a quarterly basis. The remaining 31% of the investment portfolio was in Held-to-Maturity securities, which the Bank is willing and believes it will be able to retain until they mature, and are recorded on an amortized cost basis.

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

Compared to December 31, 2013, the Bank’s securities portfolio increased by $64.0 million to 22.9% of total assets at December 31, 2014, from 21.2% at December 31, 2013. The Bank decreased its holding of mortgage-back securities by $60.1 million to $122.9 million at December 31, 2014, from $183.1 million at December 31, 2013. During the same period, the Bank’s holdings of U.S. government agency pool securities increased by $12.1 million, to $68.0 million, and its holdings of U.S. government agency and sponsored enterprise debt securities increased by $112.1 million. The Bank has not used interest rate swaps or other derivative instruments to hedge fixed rate loans or securities to otherwise mitigate interest rate risk.

Loans

The Bank’s loans represent the largest portion of earning assets, substantially greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when assessing the financial condition of the Bank and the Company.

Gross loans represented 67.0% of total assets at December 31, 2014, as compared to 68.2% at December 31, 2013. The ratio of gross loans to deposits decreased to 72.5% at the end of 2014 from 74.0% at the end of 2013. Demand for loans has strengthened within the Bank’s Guam, California and Freely Associated States markets due to the improving economic environment, but the Bank has remained selective with respect to the types of loans it chooses to originate. However, the purchase of $100.3 million in mortgage and consumer loans from Wells Fargo Financial in December 2011 helped the Bank to grow its loan portfolio substantially during that year, and $69.9 million of those loans remained on the Bank’s books at December 31, 2014.

The Loan Distribution table that follows sets forth the Bank’s gross loans outstanding, deferred fee income amortized over the life of some loans, the allowance for loan losses and the percentage distribution in each loan category at the dates indicated.

Loan Distribution

	December 31,
	2014		2013
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial
Commercial & industrial	$209,871	21.4%	$183,364	21.0%
Commercial mortgage	399,737	40.7%	380,454	43.5%
Commercial construction	39,979	4.1%	697	0.1%
Total commercial	649,587	66.1%	564,515	64.5%
Consumer
Residential mortgage	141,074	14.4%	152,757	17.5%
Home equity	910	0.1%	1,039	0.1%
Automobile	18,995	1.9%	7,269	0.8%
Other consumer loans[1]	171,708	17.5%	149,593	17.1%
Total consumer	332,687	33.9%	310,658	35.5%
Gross loans	982,274	100.0%	875,173	100.0%
Deferred fee (income) costs, net	(2,355)		(2,213)
Allowance for loan losses	(12,526)		(12,077)
Loans, net	$967,393		$860,883
[1]	Comprised of other revolving and installment credit and overdrafts.

The Bank’s loan portfolio is concentrated in commercial loans (which include loans to governments), primarily in commercial real estate, hotels and gas stations, with the balance in working capital and equipment financing. These are followed by other consumer loans and residential mortgages and. The increase in the Bank’s loan portfolio in 2014 was due to customary loan activity throughout our markets, the addition of several significant commercial loans in both the San Francisco and Guam regions, and consumer loan promotions. The Bank’s gross loans were concentrated in Guam, San Francisco and the Commonwealth of the Northern Mariana Islands, at 95.1% as of December 31, 2014, compared to 95.2% as of December 31, 2013. The only industry concentration that was considered significant at December 31, 2014, was within our commercial real estate loan portfolio, which at 44.8% of total gross loans constituted a higher proportion than the 43.6% of total loans at the end of 2013.

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

The Bank is an active participant in the Small Business Administration (SBA), State Small Business Credit Initiative (SSBCI), Nor-Cal Financial Development Corp. and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred and Patriot Express Lender Programs. The Bank regularly makes such guaranteed loans and is often recognized as the largest originator of SBA loans in Guam, with an outstanding volume of $10.5 million at December 31, 2014.

As of December 31, 2014, commercial and residential real estate loans of $581.7 million consist primarily of adjustable and fixed rate loans secured by deeds of trust or mortgages on commercial and residential property, and comprised 59.2% of the total loan portfolio. The Bank’s commercial mortgages at December 31, 2014, consist of $399.7 million, or 40.7% of gross loans. Commercial construction loans comprise $40.0 million, or 4.1%, of gross loans. Residential mortgages were $142.0 million, or 14.5%, of gross loans. Properties securing the commercial and residential real estate loans are located in the Bank’s primary markets, which include the San Francisco Bay area.

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

The Bank’s construction loans primarily finance the development and construction of commercial and residential properties. The Bank uses underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or availability of permanent mortgage financing prior to making the construction loan. Construction loans increased $39.3 million to $40.0 million at December 31, 2014, from $697 thousand at December 31, 2013.

Additionally, the Bank makes consumer loans for the purpose of financing automobiles, various types of consumer goods, and other personal purposes. Consumer loans generally provide for the monthly payment of principal and interest. Most of the Bank’s consumer loans are either unsecured, secured by the personal property being purchased or, in the instances of home equity loans, real property.

At December 31, 2014, total gross loans increased by $107.1 million, or 12.2%, to $982.3 million from $875.2 million at December 31, 2013. The increase in loans was largely attributed to an $85.1 million increase in commercial loans to $649.6 million at December 31, 2014, from $564.5 million at December 31, 2013. This was due to several large loans originated in California and in Guam. By category, the increase in commercial loans was due to a $39.3 million growth in commercial construction loans, $26.5 million growth in the commercial & industrial loans, supplemented by a $19.3 million increase in commercial mortgage loans. The increase in commercial loans was supplemented by a $22.0 million increase in consumer loans to $332.7 million at December 31, 2014, up from $310.7 million at December 31, 2013. The increase in consumer loans was principally due to growth of $22.1 million in other consumer loans as a result of pre-approved loans and a holiday loan promotion, and $11.7 million in automobile loans. The growth of other consumer loans and automobile loans was offset by an $11.7 million decrease in residential mortgages, due to principal paydowns, payoffs and refinancing with the Federal Home Loan Mortgage Corporation in response to favorable interest rates.

At December 31, 2014, loans outstanding were comprised of approximately 65.82% variable rate loans and 34.18% fixed rate loans.

Since it first opened in 1972, the Bank has expanded its operations and its branch network, first in Guam, then in the other islands of our region and in San Francisco, California. In the interests of enhancing performance and stability through market and industry diversification, the Bank has increased its focus on growth in the San Francisco area in recent years, adding personnel with experience and expertise in the Bay Area. The following table provides figures for loans in the Bank’s administrative regions for the years ending December 31, 2012, 2013 and 2014:

	At December 31,
	2012	2013	2014
Guam	$498,728	$550,380	$631,889
Commonwealth of the Northern Mariana Islands	$65,703	$66,252	$66,055
The Freely Associated States of Micronesia *	$40,618	$41,030	$47,227
California	$143,783	$203,221	$222,222
Total	$748,832	$860,883	$967,393
*	The Freely Associated States are comprised of the Federated States of Micronesia (Chuuk, Kosrae, Pohnpei and Yap), the Republic of Palau and the Republic of the Marshall Islands.

As the table indicates, the Bank’s total net loans increased by 12.4% during 2014 and by 15.0% during 2013. Total loans in Guam increased by $81.5 million, or 14.8%, accounting for 76.5% of total portfolio growth.  Loan growth in California was a distant second at $19.0 million, or 17.8% of total loan growth, and outstanding loans in the Freely Associated States of Micronesia grew by $6.2 million, or 15.1%. For the two years ended December 31, 2014, Guam accounted for 60.9% of total loan growth and California contributed 35.9%. Although the economy in the Commonwealth of the Northern Mariana Islands is recovering at a more rapid pace, loan growth has not yet caught up.

Loan Maturities

The following table presents the maturity distribution of the Bank’s loans as of December 31, 2014. The table shows the distribution of such loans between those with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the New York prime rate, as reflected in The Wall Street Journal, and the Bank of Guam prime rate.

Loan Maturities

	At December 31, 2014
	Due in Less Than 1 Year	Due in More Than 1 Year But Less Than 5 Years	Due in More Than 5 Years	Non-Accrual	Total
	(Dollars in thousands)
Commercial loans	$6,460	$320,408	$312,112	$10,607	$649,587
Residential Mortgages	440	10,571	123,580	7,394	141,985
Consumer Loans	19,773	162,896	7,927	106	190,702
Total	$26,673	$493,875	$443,619	$18,107	$982,274
Variable rate loans	$6,449	$278,718	$348,233	$13,096	$646,496
Fixed rate loans	20,224	215,157	95,386	5,011	335,778
Total	$26,673	$493,875	$443,619	$18,107	$982,274

Loan Servicing

As of December 31, 2014 and 2013, there were $213.8 million and $208.6 million, respectively, in Federal Home Loan Mortgage Corporation loans that were serviced by the Bank.

Loan servicing rights are included in Accrued Interest Receivable and Other Assets on the consolidated balance sheets, and are reported net of amortization. There was no valuation allowance as of December 31, 2014 and 2013, as the fair market value of the assets was greater than the carrying value.

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

Nonperforming assets are comprised of the following: loans for which the Bank is no longer accruing interest; restructured loans; loans 90 days or more past due and still accruing interest (although they are generally placed on non-accrual when they become 90 days past due, unless they are both well-secured and in the process of revision or collection); and other real estate owned (“OREO”) from foreclosures. Management’s classification of a loan as “non-accrual” is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan. At that point, the Bank stops accruing interest income, and reverses any uncollected interest that had previously been accrued. The Bank begins recognizing interest income again only as cash interest payments are received and it has been determined the collection of all outstanding principal is no longer in doubt. These loans may or may not be collateralized, and collection efforts are pursued. Loans may be restructured by management when a borrower has experienced some change in financial status causing an inability to meet the original repayment terms and where the Bank believes the borrower will eventually overcome those circumstances and make full repayment. OREO consists of properties acquired by foreclosure or similar means that management is offering or will offer for sale. Total OREO, net of OREO reserves, was $4.5 million at December 31, 2014, compared to $4.6 million at December 31, 2013.

Nonperforming Assets

The following table provides nonperforming assets by asset type as of December 31, 2014 and 2013:

	December 31,
	2014	2013
	(Dollars in Thousands)
Non-performing Assets:
Non-accrual Loans past due 30 days or more	$9,386	$10,343
Loans past due 90 days or more still accruing	1,227	907
Restructured Loans past due 30 days – not included above	-	-
Other Real Estate Owned, gross	4,454	4,610
Total Nonperforming Assets	$15,067	$15,860

The following table provides nonperforming loans by loan type:

	December 31,
	2014	2013
	(Dollars in Thousands)
Nonperforming Loans:
Commercial:
Commercial & Industrial	$184	$355
Commercial Mortgage	3,576	4,727
Commercial Construction	-	-
Total Commercial	3,760	5,082
Consumer:
Residential Mortgage	5,715	5,153
Home Equity	-	-
Automobile	78	12
Other Consumer	1,060	1,003
Total Consumer	6,168	6,168
Total Nonperforming Loans	$10,613	$11,250

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

The Bank’s allowance for loan losses increased by $449 thousand to $12.53 million in 2014 from $12.08 million at the end of 2013. The increase in the allowance for loan losses in 2014 was based on management’s periodic reevaluations of its inherent risk. Due to this reevaluation, the Bank increased its monthly provision from $325 thousand to $375 thousand. The Bank had $6.0 million in charge-offs in 2014, which were partially offset by loan recoveries of $1.9 million.

Net loans charged-off includes the realization of losses in the portfolio that were partially recognized previously through provisions for loan losses and write-downs of loan principal valuations. Net charge-offs were $4.1 million in 2014, significantly greater than the net charge-offs of $2.2 million in 2013, and the net charge-offs of $2.8 million in 2012, primarily because of two large loan write-

downs in the third and fourth quarters of 2014. Historical net loan charge-offs are not necessarily indicative of the amount of net charge-offs that the Bank will realize in the future.

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

Goodwill

On September 15, 2011, the FASB issued ASU No. 2011-08 “Testing Goodwill for Impairment”, which gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in Step 1 of the goodwill impairment test. Under this amendment, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, on the basis of qualitative factors, that it is more likely than not that its fair value is less than the carrying amount. The ASU is effective for all entities for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU No. 2011-08 has not had and is not expected to have a material impact on the Bank’s statements of income and condition.

Deposits

The composition and cost of the Bank’s deposit base are important components in analyzing the Bank’s net interest margin and balance sheet liquidity characteristics, both of which are discussed in greater detail in other sections in this report. The Bank’s liquidity is impacted by the volatility of deposits or other funding instruments or, in other words, by the propensity of that money to leave the institution for interest rate-related or other reasons. Deposits can be adversely affected if economic conditions in the Bank’s market area weaken. Potentially, the most volatile deposits in a financial institution are jumbo certificates of deposit, meaning time deposits with balances that equal or exceed $100,000, as customers with balances of that magnitude are typically more rate-sensitive than customers with smaller balances.

The following table summarizes the distribution of deposits for the periods indicated:

	December 31,
	2014	2013
	(Dollars in Thousands)
Non-interest bearing deposits	$391,108	$321,408
Interest bearing deposits
Demand deposits	144,601	127,642
Regular Savings	579,983	534,530
Time deposits:
$100,000 or more	42,500	43,299
Less than $100,000	13,203	12,553
Other interest bearing deposits	184,119	144,013
Total Interest bearing deposits	964,406	862,037
Total Deposits	$1,355,514	$1,183,445

The Bank gathers deposits from among the communities it serves. The Bank’s business is not generally seasonal in nature, and the Bank is not primarily dependent upon funds from sources outside the United States of America, but approximately 21.1% of its deposit base at December 31, 2014, is acquired in the Micronesian islands that are politically organized in free association with the United States and use the U.S. dollar as their currency. At December 31, 2014 and 2013, 32.76% and 29.42% of deposits were from domestic and foreign government sources, respectively.

Non-interest and low interest-bearing demand deposits increased $86.7 million, or 19.3%, to $535.7 million at December 31, 2014, compared to $449.1 million at December 31, 2013.

As mentioned earlier, the Bank has expanded its operations and its branch network since it first opened in 1972, first in Guam, then in the other islands of our region and in San Francisco, California. As time has passed, the Bank has gathered market share in each of the islands. In recent years, in order to diversify its geographic market, the Bank has increased its focus on growth in the San Francisco area. The following table provides figures for deposits in the Bank’s administrative regions for the years ending December 31, 2012, 2013 and 2014:

	At December 31,
	2012	2013	2014
Guam	$640,893	$645,056	$792,378
Commonwealth of the Northern Mariana Islands	$180,220	$207,402	$230,654
The Freely Associated States of Micronesia *	$212,722	$254,900	$285,509
California	$68,705	$76,087	$46,973
Total	$1,102,540	$1,183,445	$1,355,514
*	The Freely Associated States are comprised of the Federated States of Micronesia (Chuuk, Kosrae, Pohnpei and Yap), the Republic of Palau and the Republic of the Marshall Islands.

During 2014, deposits increased by a total of $172.1 million, of which $147.3 million, or 85.6%, was in the Bank’s Guam branches. Deposits increased in our Freely Associated States branches by $30.6 million and increased in our CNMI branches by $23.3 million. Overall, the Bank’s deposit base increased by 14.5% during 2014, and by 7.3% during 2013. In contrast, deposits decreased in the California region by 38.3% in the year ended December 31, 2014, after increasing by 10.7% during 2013. The California region accounted for an offset of 16.9% against total Bank deposit growth during 2014, after having contributed 9.1% of total deposit growth during 2013. The decrease of the California region’s deposit base was the result of lower interest rates being offered on savings accounts in an effort to reduce the Bank’s cost of funds.

Deposit Maturity Distribution

At December 31, 2014, the scheduled maturities of time deposits were as follows:

Year ending December 31,
2015	$52,756
2016	994
2017	309
2018	291
2019 and Thereafter	1,353
Total	$55,703

The Bank provides and services government and business deposit accounts that are frequently more than $100,000 in average balance per account. The account activity for some account types and client types necessitates appropriate liquidity management practices by the Bank to ensure its ability to fund withdrawals.

Off-Balance Sheet Arrangements

In the normal course of business, the Bank makes commitments to extend credit to its customers as long as there are no violations of any conditions established in the associated contractual arrangements. These commitments are obligations that represent a potential credit risk to the Bank, yet are not reflected in any form within the Company’s consolidated balance sheets. Total unused commitments to extend credit were $134.5 million at December 31, 2014, as compared to $121.6 million at December 31, 2013. Unused commitments represented 13.7% and 13.9% of outstanding gross loans at December 31, 2014 and 2013, respectively.

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

The following table presents the Bank’s commitments to extend credit for the periods indicated:

	December 31,
	2014	2013
Commitments to extend credit	$134,525	$121,618
Letters of credit:
Standby letters of credit	$48,451	$47,543
Other letters of credit	2,684	2,582
Total	$51,135	$50,125

Contractual Obligations

The Bank utilizes facilities, equipment and land under various operating leases with terms ranging from 1 to 99 years. Some of these leases include scheduled rent increases. The total amount of the rent is being debited to expense on the straight-line method over the lease terms in accordance with ASC Topic 840, “Leases”. The Bank has recorded a deferred obligation of $820 thousand and $760 thousand as of December 31, 2014 and 2013, respectively, which has been included within other liabilities, to reflect the excess of rent expense over cash paid on the leases.

At December 31, 2014, annual lease commitments under the above noncancelable operating leases were as follows:

Years ending December 31,
2015	$1,411
2016	1,203
2017	977
2018	762
2019 and Thereafter	17,783
Total	$22,136

The Bank leases certain facilities from two separate entities in which two of its directors have separate ownership interests. Lease payments made to these entities during the years ended December 31, 2014, 2013 and 2012 approximated $370, $370 and $358, respectively.

Additionally, the Bank leases office space to third parties, with original lease terms ranging from 3 to 5 years and option periods ranging up to 15 years. At December 31, 2014, minimum future rents to be received under non-cancelable operating sublease agreements were $40 thousand, $27 thousand, $0 and $0 for the years ending December 31, 2015, 2016, 2017 and 2018, respectively.

A summary of rental activities for years ended December 31, 2014, 2013 and 2012, is as follows:

	2014	2013	2012
Rent expense	$2,472	$2,343	$2,293
Less: sublease rentals	273	268	257
Net rent expense	$2,199	$2,075	$2,036

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

At December 31, 2014, the Bank had an increase in gross loans of $107.1 million from December 31, 2013, but was able to improve its liquidity position due to the $172.1 million increase in its deposit base. One of the measures of liquidity is our loan-to-deposit ratio, based upon gross loans, which decreased to 72.5% at December 31, 2014, compared to 74.0% at December 31, 2013.

FHLB, FRB and Other Borrowings and Available Lines of Credit

The Bank has off-balance sheet liquidity in the form of Federal Funds purchase arrangements with correspondent banks, as well as collateralized borrowing arrangements with the FHLB and the FRB. The Bank can borrow from the FHLB on a short-term (typically overnight) or long-term (more than one year) basis. At December 31, 2014, the Bank had no long-term borrowings. The Bank had an available line of credit of $45.9 million with the FHLB of Seattle at December 31, 2014.

The Bank can also borrow from the FRB’s discount window. It had $24.8 million of investment securities pledged to the FRB San Francisco as collateral on an available line of credit of $24.0 million at December 31, 2014, none of which credit was outstanding.

At December 31, 2014, the Bank had arrangements for Federal Funds purchases of up to $17.0 million from three of its U.S. correspondent financial institutions. The Bank had no Federal Funds purchases outstanding at December 31, 2014 or 2013.

At December 31, 2014, the Company had no other borrowed funds.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2014 and 2013, that the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2014, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of December 31, 2014 and 2013 are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2014:
Total capital (to Risk Weighted Assets)	$114,606	11.83%	$77,504	8.00%	$96,881	10.00%
Tier 1 capital (to Risk Weighted Assets)	$102,486	10.58%	$38,752	4.00%	$58,128	6.00%
Tier 1 capital (to Average Assets)	$102,486	7.01%	$58,520	4.00%	$73,150	5.00%

At December 31, 2013:
Total capital (to Risk Weighted Assets)	$108,238	12.53%	$69,114	8.00%	$86,392	10.00%
Tier 1 capital (to Risk Weighted Assets)	$97,563	11.43%	$34,130	4.00%	$51,195	6.00%
Tier 1 capital (to Average Assets)	$97,563	7.60%	$51,320	4.00%	$64,151	5.00%

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

The following table sets forth the estimated changes in the Bank’s net interest income that would result from the designated instantaneous parallel shifts in interest rates noted, as of December 31, 2014. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. (Please note that, in the current interest rate environment, the reductions in rates presented in the analysis are unlikely to occur.)

	Increase/(Decrease) in Estimated Net Interest Income
	Amount	Percent
	(Dollars in thousands)
Change in Interest Rates (basis points)
+400	$18,948	28.96%
+300	$14,071	21.51%
+200	$9,223	14.10%
+100	$4,164	6.37%
± 0	$-	0.00%
-100	$(1,114)	-1.70%
-200	$(1,997)	-3.05%
-300	$(2,247)	-3.44%
-400	$(2,430)	-3.71%

These data do not reflect any actions that we may undertake in response to changes in interest rates, such as changes in rates paid on certain deposit accounts based on local competitive factors, which could improve or attenuate the actual impact on net interest income.

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

Fair Value of Securities

In accordance with GAAP, the Bank revalues the Available-for-Sale component of its investment portfolio on a quarterly basis, and records any unrealized gain or loss as an adjustment to other comprehensive income in its equity accounts. Held-to-Maturity securities are recorded at their amortized book value. The Bank also evaluates whether any of its security holdings are Other Than Temporarily Impaired (“OTTI”), but has determined that, as of December 31, 2014, none of its securities are deemed to be OTTI.

Allowance for Loan Losses

The allowance for loan losses is an estimate of the potential losses in our loan portfolio. Our accounting for estimated loan losses was previously discussed under the heading, “Allowance for Loan Losses.”

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

As a financial institution, the Bank’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of the Bank’s assets and liabilities and the market value of all interest-earning assets, other than those which have a short term to maturity. Based upon the nature of the Bank’s operations, the Bank is not subject to significant direct foreign exchange or commodity price risks. The Bank has no market risk sensitive instruments, or any other financial instruments, that are held for trading purposes. As of December 31, 2014, the Bank did not use interest rate derivatives to hedge its interest rate risk.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of December 31, 2014, of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). In December 2014, the Company identified that it did not include a shareholder advisory vote on “say-on-pay” or a shareholder advisory vote on “say-on-frequency” as required by Rule 14a-21 in the Company proxy statements for its 2013 and 2014 annual meetings of stockholders. The Company is a smaller reporting company, and the failure to include such advisory votes was inadvertent. Management reevaluated the effectiveness of the Company’s disclosure controls and procedures for each quarter until December 31, 2014, and concluded that the Company’s disclosure controls and procedures were not effective for those quarters in ensuring that all requirements were met in 2013 and 2014 with respect to the

Company’s proxy statement. The Company has implemented additional procedures, including securities counsel review of all future SEC filings, to ensure that all requirements, including the requirements of Rule 14a-21, are met. Based on such evaluation, and with such changes implemented, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management’s Assessment of Internal Control Over Financial Reporting

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design and the testing of the operational effectiveness of the Company’s internal control over financial reporting. Based upon this assessment, management believes that, as of December 31, 2014, there was no control deficiency or aggregation of deficiencies that constituted a material weakness, and that BankGuam Holding Company maintained effective internal control over financial reporting.

Management previously disclosed a material weakness in internal control over financial reporting in its annual report on Form 10-K for the year ended December 31, 2011, and on Form 10-Q for the quarter ended March 31, 2012, relating to our internal controls over the accounting and review of our 2001 Non-Statutory Stock Option Plan, and the depreciation of the Bank’s headquarters building. To remediate these material weaknesses, management has modified its procedures and placed additional controls over the accounting practices and review of its stock-based compensation, and has engaged a third party to assist with the review of the timing difference of tax depreciation and depreciation recorded in accordance with GAAP. As a result of these actions, management of the Company believes these material weaknesses were satisfactorily remediated as of December 31, 2014.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to General Instruction G(3) of Form 10-K, the information required by this Item 10 is incorporated by reference from the information contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2015 Annual Meeting of Stockholders (the “2015 Proxy Statement”) under the sections entitled “Board of Directors – Nominees for Directors,” “Executive Compensation – Executive Officers,” “Board of Directors – Committees, Membership and Meetings,” “Corporate Governance – Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference from the information contained in our 2015 Proxy Statement under the sections entitled “Board of Directors – Committees, Membership and Meetings,” “Board of Directors – Director Compensation” and “Executive Compensation.”

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference from the information contained in our 2015 Proxy Statement under the sections entitled “Beneficial Ownership of Common Stock” and “Executive Compensation – Equity Compensation Plan Information.”

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item 13 is incorporated by reference from the information contained in our 2015 Proxy Statement under the sections entitled “Corporate Governance – Director Independence” and “Transactions with Related Persons.”

ITEM 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference from the information contained in our 2015 Proxy Statement under the section entitled “Ratification of Selection of Independent Registered Public Accounting Firm.”

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

BANKGUAM HOLDING COMPANY

	BY:	/s/ LOURDES A. LEON GUERRERO
Lourdes A. Leon Guerrero
DATE: March 17, 2015		President and Chief Executive Officer

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Name	Title	Date
/s/ LOURDES A. LEON GUERRERO Lourdes A. Leon Guerrero	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2015

/s/ FRANCISCO M. ATALIG Francisco M. Atalig	Chief Financial Officer (Principal Financial Officer)	March 17, 2015

/s/ LORI C. SABLAN Lori C. Sablan	Controller (Controller)	March 17, 2015

/s/ WILLIAM D. LEON GUERRERO William D. Leon Guerrero	Vice Chair of the Board, Executive Vice President, Chief Operating Officer and Director	March 17, 2015

/S/ ROGER P. CROUTHAMEL Roger P. Crouthamel	Corporate Secretary and Director	March 17, 2015

/s/ MARTIN D. LEON GUERRERO Martin D. Leon Guerrero	Treasurer, Assistant Corporate Secretary and Director	March 17, 2015

/s/ PATRICIA P. ADA Patricia P. Ada	Director	March 17, 2015

/s/ FRANCES L.G. BORJA Frances L.G. Borja	Director	March 17, 2015

/s/ Keven F. CAMACHO Keven F. Camacho	Director	March 17, 2015

/s/ JOAQUIN P.L.G. COOK Joaquin P.L.G. Cook	Director	March 17, 2015

/s/ JOSEPH CRISOSTOMO Joseph Crisostomo	Director	March 17, 2015

/s/ RALPH G. SABLAN Ralph G. Sablan, M.D.	Director	March 17, 2015

/s/ JOE T. SAN AGUSTIN Joe T. San Agustin	Director	March 17, 2015

BANKGUAM HOLDING COMPANY

INDEX OF EXHIBITS

Exhibit No.	Exhibit Description	Incorporated By Reference
		Form	Exhibit	Filing Date	Filed Herewith

23.01	Consent of Independent Registered Public Accounting Firm				X

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Lourdes A. Leon Guerrero				X

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Francisco M. Atalig				X

32.01	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act				X

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of December 31, 2014 and 2013, (ii) Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012; (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements

X

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

BankGuam Holding Company

We have audited the accompanying consolidated statements of financial condition of BankGuam Holding Company and subsidiary (collectively, the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BankGuam Holding Company and subsidiary as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP

Newport Beach, California March 17, 2015

BankGuam Holding Company

Consolidated Statements of Financial Condition

(Dollar and Share Amounts in Thousands, Except Par Value)

	December 31,
	2014	2013
ASSETS
Cash and due from banks	$21,862	$27,142
Federal Funds sold	5,000	5,000
Interest bearing deposits in banks	79,046	64,441
Total cash and cash equivalents	105,908	96,583
Restricted cash	400	400
Investment securities available-for-sale, at fair value	230,557	182,832
Investment securities held-to-maturity, at amortized cost	105,280	88,989
Federal Home Loan Bank stock, at cost	2,067	2,098
Loans, net of allowance for loan losses ($12,526 and $12,077, respectively)	967,393	860,883
Accrued interest receivable	3,764	4,013
Premises and equipment, net	18,586	18,249
Goodwill	783	783
Other assets	31,001	28,178
Total assets	$1,465,739	$1,283,008

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$391,108	$321,408
Interest bearing	964,406	862,037
Total deposits	1,355,514	1,183,445
Accrued interest payable	134	164
Other liabilities	7,908	5,544
Total liabilities	1,363,556	1,189,153
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock $0.2083 par value; 48,000 shares authorized; 8,961 and 8,834 shares issued and 8,929 and 8,802 shares outstanding at 12/31/14 and 12/31/13, respectively	1,867	1,840
Additional paid-in capital	16,656	15,435
Retained earnings	87,154	81,570
Accumulated other comprehensive loss	(3,204)	(4,700)
	102,473	94,145
Common stock in treasury, at cost (32 shares)	(290)	(290)
Total stockholders’ equity	102,183	93,855
Total liabilities and stockholders’ equity	$1,465,739	$1,283,008

The accompanying notes are an integral part of the consolidated financial statements.

BankGuam Holding Company

Consolidated Statements of Income

(Dollar and Share Amounts in Thousands, Except Par Value)

	Years Ended December 31,
	2014	2013	2012
Interest income:
Loans	$60,936	$58,384	$56,275
Investment securities	5,335	4,934	5,671
Deposits with banks	201	274	326
Federal Funds sold	6	6	6
Total interest income	66,478	63,598	62,278
Interest expense:
Savings deposits	3,556	4,464	4,886
Time deposits	204	255	262
Other borrowed funds	—	81	399
Total interest expense	3,760	4,800	5,547
Net interest income	62,718	58,798	56,731
Provision for loan losses	4,540	2,095	3,900
Net interest income, after provision for loan losses	58,178	56,703	52,831
Non-interest income:
Service charges and fees	4,557	4,416	4,118
Investment securities gains, net	471	627	1,351
Merchant services	1,334	2,365	2,233
Cardholders income	1,322	971	1,260
Trustee fees	492	616	811
Other income	2,637	2,697	2,794
Total non-interest income	10,813	11,692	12,567
Non-interest expenses:
Salaries and employee benefits	26,133	25,476	25,554
Occupancy	6,966	6,857	6,250
Depreciation	6,349	6,086	6,229
Insurance	1,678	1,678	1,750
Telecommunications	1,488	1,441	1,528
FDIC assessment	1,220	1,381	1,023
Professional services	1,748	1,328	1,596
Contract services	1,694	1,296	1,356
Other real estate owned	297	1,143	147
Stationery and supplies	826	724	864
Training and education	736	687	639
General, administrative and other	6,540	6,350	6,418
Total non-interest expenses	55,675	54,447	53,354
Income before taxes	13,316	13,948	12,044
Income tax expense	3,756	4,080	3,424
Net income	$9,560	$9,868	$8,620
Earnings per share:
Basic	$1.08	$1.12	$0.98
Diluted	$1.08	$1.12	$0.98
Dividends declared per share	$0.45	$0.50	$0.50
Basic weighted average common shares	8,818	8,790	8,779
Diluted weighted average common shares	8,818	8,790	8,780

The accompanying notes are an integral part of the consolidated financial statements.

BankGuam Holding Company

Consolidated Statements of Comprehensive Income

(Dollar Amounts in Thousands)

	Years Ended December 31,
	2014	2013	2012
Net income	$9,560	$9,868	$8,620
Other comprehensive income, net of tax effects:
Unrealized holding gain (loss) on available-for-sale securities arising during the period	1,347	(5,660)	2,252
Reclassification for gains realized on available-for-sale securities	(471)	(627)	(1,284)
Amortization of unrealized holding loss on held-to-maturity securities during the period	620	113	160
Total other comprehensive income (loss)	1,496	(6,174)	1,128
Total comprehensive income	$11,056	$3,694	$9,748

The accompanying notes are an integral part of the consolidated financial statements.

BankGuam Holding Company

Consolidated Statements of Stockholders’ Equity

(Dollar Amounts in Thousands, except Number of Shares)

	Number of Shares	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income/(loss)	Retained Earnings	Treasury Stock	Total
Balances, January 1, 2012	8,778,697	$1,843	$15,276	$346	$71,861	$(290)	$89,036
Comprehensive income:
Net income		-	-	-	8,620	-	8,620
Change in accumulated other comprehensive income:
Unrealized gain on available-for-sale securities		-	-	1,128	-	-	1,128
Common stock issued under Employee Stock Purchase Plan	3,636	1	28	-	-	-	29
Cash dividends on common stock		-	-	-	(4,389)	-	(4,389)
Balances, December 31, 2012	8,782,333	$1,844	$15,304	$1,474	$76,092	$(290)	$94,424
Comprehensive income:
Net income		-	-	-	9,868	-	9,868
Change in accumulated other comprehensive income:
Unrealized gain on available-for-sale securities		-	-	(6,174)	-	-	(6,174)
Common stock issued under Employee Stock Purchase Plan	19,782	(4)	131	-	-	-	127
Cash dividends on common stock		-	-	-	(4,390)	-	(4,390)
Balances, December 31, 2013	8,802,115	$1,840	$15,435	$(4,700)	$81,570	$(290)	$93,855
Comprehensive income:
Net income		-	-	-	9,560	-	9,560
Change in accumulated other comprehensive income:
Unrealized gain on available-for-sale securities		-	-	1,496	-	-	1,496
Issuance of Restricted Stock	105,820	21	978				999
Common stock issued under Employee Stock Purchase Plan	20,713	6	243	-	-	-	249
Cash dividends on common stock		-	-	-	(3,976)	-	(3,976)
Balances, December 31, 2014	8,928,648	$1,867	$16,656	$(3,204)	$87,154	$(290)	$102,183

The accompanying notes are an integral part of the consolidated financial statements.

BankGuam Holding Company

Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$9,560	$9,868	$8,620
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,540	2,095	3,900
Depreciation	3,450	3,101	3,037
Amortization of fees, discounts and premiums	2,171	2,206	2,461
Write-down and loss (gain) on sales of other real estate owned, net	119	127	(74)
Proceeds from sales of loans held for sale	22,834	31,546	31,391
Origination of loans held for sale	(22,834)	(31,546)	(31,391)
Increase in mortgage servicing rights	(51)	(69)	(257)
Realized gain on sale of available-for-sale securities	(352)	(627)	(1,284)
Realized gain on sale of held-to-maturity securities	(118)	-	-
Loss on disposal of premises and equipment	7	1	18
Net change in:
Accrued interest receivable	249	(414)	(181)
Other assets	(4,457)	1,270	3,514
Accrued interest payable	(30)	3	(3)
Other liabilities	2,364	1,432	1,886
Net cash provided by operating activities	17,452	18,993	21,637
Cash flows from investing activities:
Net change in restricted cash	-	(250)	-
Purchases of available-for-sale securities	(242,463)	(130,101)	(280,696)
Purchases of held-to-maturity securities	(33,704)	-	(25,709)
Proceeds from sales of available-for-sale securities	92,803	131,983	141,379
Proceeds from sales of held-to-maturity securities (Note 5)	3,335	-	-
Maturities, prepayments and calls of available-for-sale securities	101,419	35,381	38,083
Maturities, prepayments and calls of held-to-maturity securities	14,391	14,810	14,601
Loan originations and principal collections, net	(110,285)	(112,222)	(23,901)
Proceeds from sales of other real estate owned	830	902	687
Proceeds from sales of premises and equipment	-	1	20
Purchases of premises and equipment	(3,795)	(3,641)	(2,684)
Net cash used in investing activities	(177,469)	(63,137)	(138,220)
Cash flows from financing activities:
Net increase in deposits	172,069	80,905	64,201
Payment of Federal Home Loan Bank advances	-	(10,000)	-
Proceeds from Federal Home Loan Bank stock redemption	31	62	39
Proceeds from related party borrowings	-	-	160
Repayment of other borrowings	-	(145)	(215)
Proceeds from issuance of common stock	1,218	106	17
Dividends paid	(3,976)	(4,390)	(4,389)
Net cash provided by financing activities	169,342	66,538	59,813
Net change in cash and cash equivalents	9,325	22,394	(56,770)
Cash and cash equivalents at beginning of year	96,583	74,189	130,959
Cash and cash equivalents at end of year	$105,908	$96,583	$74,189
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,760	$4,800	$5,546
Income taxes	275	303	356
Supplemental disclosure of noncash investing and financing activities:
Net change in unrealized gain on held-to-maturity securities, net of tax	620	(2,896)	160
Net change in unrealized gain on available-for-sale securities, net of tax	876	(3,278)	969
Other real estate owned transferred from loans, net	922	2,193	807
Other real estate owned transferred to loans, net	(158)	(268)	(174)

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

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand and balances due from banks, Federal Funds sold, and interest bearing deposits with other banks, all of which mature within two hundred forty days. The Bank is required by the Federal Reserve System to maintain cash reserves against certain of its deposit accounts. At December 31, 2014 and 2013, the required combined reserves totaled approximately $23.6 million and $18.6 million, respectively.

Restricted Cash

Interest-bearing deposits in banks that mature within one year are carried at cost. $150 thousand of these deposits is held jointly under the names of Bank of Guam and the Guam Insurance Commissioner, and is for the benefit of a Bank of Guam Trust Department customer, and $250 thousand of these deposits is held under the Bank of Guam and is pledged for the Banker’s Loan Processing (BLP) program.

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

The carrying value of the Wells Portfolio is reduced by payments received and increased by the portion of the accretable yield recognized as interest income. These loans were acquired with a loss-sharing arrangement. If the Bank has credit losses, net of recoveries, of greater than 0.50% of the remaining portfolio in any given year, Wells Fargo Financial will cover those net losses in an amount up to $320 thousand per year for five years through 2016.

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

Loans Held for Sale

In its normal course of business, the Bank originates mortgage loans held for sale to the Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”). The Bank has elected to measure its residential mortgage loans held for sale at the lower of cost or market. Origination fees and costs are recognized in earnings at the time of origination for newly originated loans held for sale, and the loans are sold to Freddie Mac at par.  The Bank recognizes gains on the sale of loans sold to Freddie Mac only to the extent of MSRs retained in such sales.

During the years ended December 31, 2014, 2013 and 2012, the Bank originated and sold approximately $22.8 million, $31.5 million and $31.4 million, respectively, of the above mentioned loans.

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Bank has entered into commitments to extend credit, including commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded as off-balance sheet items when the commitment is made, then recorded as balance sheet items if and when funded (See Note 16).

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

The Company has evaluated events subsequent through the date that these consolidated financial statements are being filed with the Securities and Exchange Commission.

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

In January 2014, the FASB issued ASU 2014-04, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure”, which clarifies the timing of when a creditor is considered to have taken physical possession of residential real estate collateral for a consumer mortgage loan, resulting in the reclassification of the loan receivable to real estate owned. A creditor has taken physical possession of the property when either (1) the creditor obtains legal title through foreclosure, or (2) the borrower transfers all interests in the property to the creditor via a deed in lieu of foreclosure or a similar legal agreement. The Update also requires disclosure of the amount of foreclosed residential real estate property held by the creditor and the recorded investment in residential real estate mortgage loans that are in process of foreclosure. This guidance is effective for interim and annual periods beginning after December 15, 2014. We adopted this guidance on January 1, 2015, and do not expect that it will have a material impact on our consolidated financial condition or results of operations.

In August 2014, the FASB issued ASU 2014-14, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force)”, which addresses the classification of certain foreclosed mortgage loans held by creditors that are either fully or partially guaranteed under government programs.  Under certain government-sponsored loan guarantee programs, qualifying creditors can extend mortgage loans to borrowers with a guarantee that entitles the creditor to recover all or a portion of the unpaid principal balance from the government if the borrower defaults.  The ASU requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if certain conditions are met.  The separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered.  For public business entities, the guidance is effective for annual periods beginning after December 15, 2014 and interim periods within that year.  We adopted this guidance on January 1, 2015, and do not expect that it will have a material impact on our consolidated financial condition or results of operations.

Note 4 – Interest-Bearing Deposits and Restricted Cash

The Company had $79.4 million and $64.8 million in interest bearing deposits at other financial institutions at December 31, 2014 and 2013, respectively. The weighted average percentage yields on these deposits were 0.18% and 0.28% at December 31, 2014 and 2013, respectively. Interest bearing deposits with financial institutions can be withdrawn by the Bank on demand, and are considered cash equivalents for purposes of the consolidated statements of financial condition and cash flows.

At December 31, 2014 and 2013, we had $400 thousand of restricted cash, held in time deposits that were scheduled to mature within one year. Of these deposits, $150 thousand are held jointly under the names of Bank of Guam and the Guam Insurance Commissioner, and serve as a bond for the Bank of Guam Trust Department, and $250 thousand is held under the Bank of Guam, and is pledged for Banker’s Loan Processing (BLP) program with Pacific Coast Bankers Bank in California. These amounts are included in the interest-bearing deposits in the preceding paragraph. The weighted average percentage yields on these restricted cash deposits were 0.31% and 0.37% at December 31, 2014 and 2013, respectively.

Note 5 – Investment Securities

The amortized cost and estimated fair value of investment securities, with gross unrealized gains and losses, was as follows:

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$100,679	$70	$(185)	$100,564
U.S. government agency pool securities	50,581	87	(797)	49,871
U.S. government agency or GSE mortgage-backed securities	80,281	211	(370)	80,122
Total	$231,541	$368	$(1,352)	$230,557

Securities Held-to-Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$44,346	$983	$(211)	$45,118
U.S. government agency pool securities	18,121	50	(60)	18,111
U.S. government agency or GSE mortgage-backed securities	42,813	975	(9)	43,779
Total	$105,280	$2,008	$(280)	$107,008

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency pool securities	$54,733	$122	$(563)	$54,292
U.S. government agency or GSE mortgage-backed securities	130,411	112	(1,983)	128,540
Total	$185,144	$234	$(2,546)	$182,832

Securities Held-to-Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$32,824	$-	$(515)	$32,309
U.S. government agency pool securities	1,641	24	(12)	1,653
U.S. government agency or GSE mortgage-backed securities	54,524	920	(586)	54,858
Total	$88,989	$944	$(1,113)	$88,820

At December 31, 2014 and 2013, investment securities with a carrying value of $206.9 million and $170.5 million, respectively, were pledged to secure various government deposits and other government requirements.

The amortized cost and fair value of investment securities by contractual maturity at December 31, 2014 and 2013, are shown below.

	December 31, 2014
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Due within one year	$-	$-	$-	$-
Due after one but within five years	104,635	104,590	23,751	23,829
Due after five years but within ten years	32,311	32,333	51,214	52,585
Due after ten years	94,595	93,634	30,315	30,594
Total	$231,541	$230,557	$105,280	$107,008

	December 31, 2013
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Due within one year	$-	$-	$37	$38
Due after one but within five years	5,084	5,196	565	600
Due after five years but within ten years	39,155	38,923	57,154	57,153
Due after ten years	140,905	138,713	31,233	31,029
Total	$185,144	$182,832	$88,989	$88,820

For the years ended December 31, 2014, 2013 and 2012, proceeds from sales of available-for-sale securities amounted to $92.8 million, $132.0 million and $141.4 million, respectively; gross realized gains were $520 thousand, $916 thousand and $1.3 million, and gross realized losses were $50 thousand, $289 thousand and $47 thousand respectively; gross unrealized gains were $368 thousand, $234 thousand and $3.1 million, and gross unrealized losses were $1.4 million, $2.5 million and $430 thousand, respectively.

During the fourth quarter of 2014, the Company sold nine securities classified as held-to-maturity. The nine securities comprised two mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation (“FHLMC”), and seven mortgage-backed securities issued by the Federal National Mortgage Association. The sale of these securities was not deemed as “tainting” the classification of the held-to-maturity portfolio as these securities had collected a substantial portion of at least 85% of the principal outstanding at acquisition date and were considered as maturities for purposes of the classification of securities and the disclosure requirements in accordance with ASC Topic 320, Investments – Debt and Equity Securities.

Temporarily Impaired Securities

The following table indicates the gross unrealized losses and fair value of the Bank’s investments, with unrealized losses that are not deemed to be OTTI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2014 and 2013.

	December 31, 2014
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
Securities Available for Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$(185)	$52,587	$-	$-	$(185)	$52,587
U.S. government agency pool securities	(96)	5,622	(701)	35,011	(797)	40,633
U.S. government agency or GSE mortgage-backed securities	-	-	(371)	45,274	(371)	45,274
Total	$(281)	$58,209	$(1,072)	$80,285	$(1,353)	$138,494

Securities Held to Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$(211)	$15,948	$-	$-	$(211)	$15,948
U.S. government agency pool securities	(54)	10,780	(6)	280	(60)	11,060
U.S. government agency or GSE mortgage-backed securities	(9)	6,356	-	-	(9)	6,356
Total	$(274)	$33,084	$(6)	$280	$(280)	$33,364

	December 31, 2013
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
Securities Available for Sale
U.S. government agency pool securities	$(505)	$42,298	$(58)	$4,843	$(563)	$47,141
U.S. government agency or GSE mortgage-backed securities	(1,957)	108,637	(26)	5,606	(1,983)	114,243
Total	$(2,462)	$150,935	$(84)	$10,449	$(2,546)	$161,384

Securities Held to Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$(515)	$32,309	$-	$-	$(515)	$32,309
U.S. government agency pool securities	(8)	304	(4)	284	(12)	588
U.S. government agency or GSE mortgage-backed securities	(586)	18,770	-	-	(586)	18,770
Total	$(1,109)	$51,383	$(4)	$284	$(1,113)	$51,667

The Bank does not believe that the investment securities that were in an unrealized loss position as of December 31, 2014, which comprised a total of 59 securities, were other than temporarily impaired. Specifically, the 59 securities are comprised of the following: 22 Small Business Administration (SBA) Pool securities, 1 mortgage-backed securities issued by Federal National Mortgage Association (FNMA), 1 mortgage-backed security issued by Federal Home Loan Mortgage Corporation (FHLMC), 13 mortgage-backed securities issued by Government National Mortgage Association (GNMA), and 22 U.S. Treasuries.

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

Outstanding loan balances are presented net of unearned income, net deferred loan fees, and unamortized discount and premium totaling $2.4 million at December 31, 2014. Loans subject to ASC 310-30 are presented net of the related accretable yield and nonaccretable difference.

The loan portfolio consisted of the following at:

	December 31,
	2014		2013
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial
Commercial & industrial	$209,871	21.4%	$183,364	21.0%
Commercial mortgage	399,737	40.7%	380,454	43.5%
Commercial construction	39,979	4.1%	697	0.1%
Total commercial	649,587	66.1%	564,515	64.5%
Consumer
Residential mortgage	141,074	14.4%	152,757	17.5%
Home equity	910	0.1%	1,039	0.1%
Automobile	18,995	1.9%	7,269	0.8%
Other consumer loans[1]	171,708	17.5%	149,593	17.1%
Total consumer	332,687	33.9%	310,658	35.5%
Gross loans	982,274	100.0%	875,173	100.0%
Deferred fee (income) costs, net	(2,355)		(2,213)
Allowance for loan losses	(12,526)		(12,077)
Loans, net	$967,393		$860,883
[1]	Comprised of other revolving credit, installment, and overdrafts.

At December 31, 2014, total gross loans increased by $107.1 million, to $982.3 million, up from $875.2 million at December 31, 2013. The growth in loans was largely attributed to (i) a $39.3 million increase in commercial construction loans, to $40.0 million from $697 thousand, due primarily to a loan for the construction of a hotel in Guam, (ii) a $26.5 million increase in the commercial and industrial loan category, to $209.9 million from $183.4 million, (iii) an increase of $19.2 million in the commercial mortgage category, to $399.7 million from $380.5 million, (iv) an increase of $22.1 million in the other consumer loan category, from $149.6 million to $171.7 million, and an increase of $11.7 million in automobile loans, from $7.3 million to $19.0 million, primarily due to consumer loan promotions and an aggressive automobile loan program. These were partially offset by an $11.7 million decrease in residential mortgage loans, to $141.1 million from $152.8 million.

Certain loans acquired in the acquisition of a portfolio of loans from Wells Fargo in December 2011 are subject to ASC 310-30 (formerly SOP 03-3 (see Note 1)). These included loans at the date of acquisition for which it was probable that we would not collect all contractual principal and interest. Loans within the scope of ASC 310-30 are initially recorded at fair value, and no allowance is carried over or initially recorded. A summary of the major categories of loans outstanding acquired from Wells Fargo showing those subject to ASC 310-30 is presented in the following table.

	December 31, 2014
	ASC 310-30 loans	All other	Total loans
Consumer:
Residential mortgage	$-	$70,164	$70,164
Home equity	-	-	-
Automobile	-	-	-
Other consumer loans	136	-	136
Total consumer	136	70,164	70,300
Deferred fee (income) costs, net	-	(1)	(1)
Allowance for loan losses	-	(506)	(506)
Total loans	$136	$69,657	$69,793
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

Formula Classified: Formula classified loans are all loans and credit cards delinquent 90 days and over which have yet to be formally classified Special Mention, Substandard or Doubtful by the Bank’s Loan Committee. In most instances, the monthly formula total is comprised primarily of residential real estate and consumer loans and credit cards. Commercial loans are typically formally classified by the Loan Committee no later than their 90-day delinquency, and thus do not become part of the formula classification. Real estate loans 90-days delinquent are in the foreclosure process and are typically completed within another 60 days, and thus are not formally classified during this period.

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

Set forth below is a summary of the Company’s activity in the allowance for loan losses during the years ended:

	December 31,
	2014	2013	2012
	(Dollars in thousands)
Balance, beginning of period	$12,077	$12,228	$11,101
Provision for loan losses	4,540	2,095	3,900
Recoveries on loans previously charged off	1,779	1,814	3,294
Charged off loans	(5,870)	(4,060)	(6,067)
Balance, end of period	$12,526	$12,077	$12,228

The increase in the allowance is primarily due to the growth of the overall loan portfolio, partially offset by a reduction in classified loans and a decline in delinquency rates, along with management’s reassessment of economic conditions and prospects. The allowance for loan losses will change in the future in response to changes in the size, composition and quality of the loan portfolio, as well as periodic reassessments of prospective economic conditions.

Set forth below is information regarding gross loan balances and the related allowance for loan losses, by portfolio type, for the years ended December 31, 2014 and 2013.

	Commercial	Residential Mortgages	Consumer	Total
	(Dollars in thousands)
Year Ended December 31, 2014
Allowance for loan losses:
Balance at beginning of period	$5,987	$922	$5,168	$12,077
Charge-offs	(1,966)	(60)	(3,844)	$(5,870)
Recoveries	307	19	1,453	$1,779
Provision	1,210	709	2,621	$4,540
Balance at end of period	$5,538	$1,590	$5,398	$12,526

Allowance balance at end of quarter related to:
Loans individually evaluated for impairment	$-	$-	$-	$-
Loans collectively evaluated for impairment	$5,538	$1,590	$5,398	$12,526

Loan balances at end of quarter:
Loans individually evaluated for impairment	$10,777	$8,226	$106	$19,109
Loans collectively evaluated for impairment	638,810	133,758	190,597	963,165
Ending Balance	$649,587	$141,984	$190,703	$982,274

Year Ended December 31, 2013
Allowance for loan losses:
Balance at beginning of year	$6,251	$1,453	$4,524	$12,228
Charge-offs	(470)	(168)	(3,422)	(4,060)
Recoveries	116	143	1,555	1,814
Provision	90	(506)	2,511	2,095
Balance at end of year	$5,987	$922	$5,168	$12,077

Allowance balance at end of year related to:
Loans individually evaluated for impairment	$-	$-	$-	$-
Loans collectively evaluated for impairment	$5,987	$922	$5,168	$12,077

Loan balances at end of year:
Loans individually evaluated for impairment	$10,239	$6,412	$195	$16,846
Loans collectively evaluated for impairment	554,276	147,384	156,667	858,327
Ending Balance	$564,515	$153,796	$156,862	$875,173

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

The following table provides a summary of the delinquency status of the Bank’s gross loans by portfolio type:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans Outstanding
	(Dollars in thousands)
December 31, 2014
Commercial
Commercial & industrial	$264	$240	$88	$592	$209,279	$209,871
Commercial mortgage	400	187	3,390	3,977	395,760	399,737
Commercial construction	-	-	-	-	39,979	39,979
Total commercial	664	427	3,478	4,569	645,018	649,587

Consumer
Residential mortgage	7,504	4,875	3,315	15,694	125,380	141,074
Home equity	-	15	-	15	895	910
Automobile	336	43	78	457	18,538	18,995
Other consumer [1]	2,207	1,138	1,049	4,394	167,314	171,708
Total consumer	10,047	6,071	4,442	20,560	312,127	332,687
Total	$10,711	$6,498	$7,920	$25,129	$957,145	$982,274

December 31, 2013
Commercial
Commercial & industrial	$159	$191	$217	$567	$182,797	$183,364
Commercial mortgage	201	771	4,659	5,631	374,823	380,454
Commercial construction	-	-	-	-	697	697
Total commercial	360	962	4,876	6,198	558,317	564,515

Consumer
Residential mortgage	10,663	4,742	3,887	19,292	133,465	152,757
Home equity	-	-	-	-	1,039	1,039
Automobile	178	13	13	204	7,065	7,269
Other consumer [1]	2,143	1,215	993	4,351	145,242	149,593
Total consumer	12,984	5,970	4,893	23,847	286,811	310,658
Total	$13,344	$6,932	$9,769	$30,045	$845,128	$875,173
[1]	Comprised of other revolving credit, installment, and overdrafts.

The Bank’s outstanding loan balances have increased by $107.1 million over the past year and the delinquency rate of 2.6% at December 31, 2014, was 0.9% lower than the rate at December 31, 2013. The primary reason for the decrease was a $3.6 million decline in residential mortgage delinquencies and a $1.7 million decrease in commercial mortgage delinquencies, partially offset by a $253 thousand increase in automobile loan delinquencies.

Generally, the accrual of interest on a loan is discontinued when principal or interest payments become more than 90 days past due, unless management believes the loan is adequately collateralized and it is in the process of collection. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received, except when the ultimate collectability of principal is probable, in which case interest payments are credited to income. Non-accrual loans may be restored to accrual status when principal and interest become current and full repayment is expected. The following table provides information as of December 31, 2014 and 2013, with respect to loans on non-accrual status, by portfolio type:

	December 31,
	2014	2013
	(Dollars in thousands)
Non-accrual loans:
Commercial
Commercial & industrial	$1,738	$343
Commercial mortgage	8,869	6,344
Commercial construction	-	-
Total commercial	10,607	6,687

Consumer
Residential mortgage	7,347	6,351
Home equity	47	62
Automobile	-	-
Other consumer [1]	106	195
Total consumer	7,500	6,608
Total non-accrual loans	$18,107	$13,295
[1]	Comprised of other revolving credit, installment loans, and overdrafts.

The Company classifies its loan portfolios using internal credit quality ratings, as discussed above under Allowance for Loan Losses. The following table provides a summary of loans by portfolio type and the Company’s internal credit quality ratings as of December 31, 2014 and 2013.

	December 31,
	2014	2013	Increase (Decrease)
	(Dollars in thousands)
Pass:
Commercial & industrial	$208,133	$170,388	$37,745
Commercial mortgage	377,373	349,906	27,467
Commercial construction	39,979	697	39,282
Residential mortgage	133,537	148,825	(15,288)
Home equity	863	1,039	(176)
Automobile	18,917	7,256	11,661
Other consumer	170,745	148,757	21,988
Total pass loans	$949,547	$826,868	$122,679

Special Mention:
Commercial & industrial	$-	$9,571	$(9,571)
Commercial mortgage	11,476	20,850	(9,374)
Commercial construction	-	-	-
Residential mortgage	-	-	-
Home equity	-	-	-
Automobile	-	-	-
Other consumer	-	-	-
Total special mention loans	$11,476	$30,421	$(18,945)

Substandard:
Commercial & industrial	$1,730	$3,360	$(1,630)
Commercial mortgage	10,888	9,384	1,504
Commercial construction	-	-	-
Residential mortgage	428	76	352
Home equity	-	-	-
Automobile	-	-	-
Other consumer	-	-	-
Total substandard loans	$13,046	$12,820	$226

Formula Classified:
Commercial & industrial	$8	$45	$(37)
Commercial mortgage	-	314	(314)
Commercial construction	-	-	-
Residential mortgage	7,109	3,856	3,253
Home equity	47	-	47
Automobile	78	13	65
Other consumer	963	836	127
Total formula classified loans	$8,205	$5,064	$3,141

Doubtful:
Commercial & industrial	$-	$-	$-
Commercial mortgage	-	-	-
Commercial construction	-	-	-
Residential mortgage	-	-	-
Home equity	-	-	-
Automobile	-	-	-
Other consumer	-	-	-
Total doubtful loans	$-	$-	$-
Total outstanding loans, gross	$982,274	$875,173	$107,101

As the above table indicates, the Company’s total loans approximated $982.3 million at December 31, 2014, up from $875.2 million at December 31, 2013. The disaggregation of the portfolio by risk rating in the table reflects the following changes between December 31, 2013, and December 31, 2014:

•

Loans rated “pass” totaled $949.5 million at December 31, 2014, up from $826.9 million at December 31, 2013, due primarily to the increase of $39.3 million in commercial construction loans, primarily in Guam, and an increase of $37.7 million in commercial & industrial loans, $27.5 million in commercial mortgage loans and $22.0 million on other consumer loans. The other consumer loans increase is due to new bookings and promotional programs, and the increase in automobile loans is the result of more aggressive efforts in originating dealer loans. These increases were offset by a $15.3 million reduction in residential mortgages, which included the downgrade of $4.9 million of loans purchased in 2011 from Wells Fargo Financial to the “formula classified” category, and a decrease of $176 thousand in home equity due to payoffs and paydowns.

•

The “special mention” category was $18.9 million lower at December 31, 2014, than at December 30, 2013. Commercial & industrial loans decreased by $9.6 million, due primarily to an upgrade of a $3.1 million loan relationship to “pass” and the payoff of $6.2 million. Commercial mortgage loans decreased by $9.4 million, due to the upgrade of an $8.0 million loan relationship from “special mention” to “pass”.

•

Loans classified “substandard” increased by $226 thousand, to $13.0 million, at December 31, 2014, from $12.8 million at December 31, 2013. The increase was primarily in the commercial mortgage loan category due to the downgrade of a $3.8 million loan relationship to the “substandard” category and $352 thousand of residential mortgage loans. Substandard commercial & industrial loans decreased by $1.6 million, primarily due to one large loan charge-down of $1.5 million due to the borrower experiencing cash flow difficulties.

•

The “formula classified” category increased by $3.1 million during the period, from the addition of non-accrual loans. The increase of $3.3 million in non-accrual residential mortgage loans was partially offset by a decrease of $314 thousand in classified commercial mortgage loans.

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

The following table sets forth information regarding non-accrual loans and restructured loans, at December 31, 2014 and 2013:

	December 31,
	2014	2013
	(Dollars in thousands)
Impaired loans:
Restructured loans:
Non-accruing restructured loans	$8,895	$5,554
Accruing restructured loans	1,002	3,551
Total restructured loans	9,897	9,105
Other accruing impaired loans	-	-
Other non-accruing impaired loans	9,212	7,741
Total impaired loans	$19,109	$16,846

Impaired loans less than 90 days delinquent and included in total impaired loans	$12,417	$7,967

The table below contains additional information with respect to impaired loans, by portfolio type, for the years ended December 31, 2014 and 2013:

	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
December 31, 2014, With no related allowance recorded:
Commercial & industrial	$1,738	$3,432	$2,955	$-
Commercial mortgage	9,039	10,798	8,314	-
Commercial construction	-	-	-	-
Residential mortgage	8,179	8,231	8,244	(295)
Home equity	47	47	53	-
Automobile	-	-	-	-
Other consumer	106	110	134	-
Total impaired loans with no related allowance	$19,109	$22,618	$19,700	$(295)

December 31, 2014, With an allowance recorded:
Commercial & industrial	$-	$-	$-	$-
Commercial mortgage	-	-	-	-
Commercial construction	-	-	-	-
Residential mortgage	-	-	-	-
Home equity	-	-	-	-
Automobile	-	-	-	-
Other consumer	-	-	-	-
Total impaired loans with no related allowance	$-	$-	$-	$-

December 31, 2013, With no related allowance recorded:
Commercial & industrial	$3,459	$3,646	$3,231	$14
Commercial mortgage	6,780	8,495	7,400	-
Commercial construction	-	-	-	-
Residential mortgage	6,351	6,449	6,594	-
Home equity	61	61	68	-
Automobile	-	-	-	-
Other consumer	195	204	215	-
Total impaired loans with no related allowance	$16,846	$18,855	$17,508	$14

December 31, 2013, With an allowance recorded:
Commercial & industrial	$-	$-	$-	$-
Commercial mortgage	-	-	-	-
Commercial construction	-	-	-	-
Residential mortgage	-	-	-	-
Home equity	-	-	-	-
Automobile	-	-	-	-
Other consumer	-	-	-	-
Total impaired loans with no related allowance	$-	$-	$-	$-

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

Troubled Debt Restructurings

In accordance with FASB’s Accounting Standard Update No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring” (ASU No. 2011-02), the Bank had $9.9 million of troubled debt restructurings (TDRs) as of December 31, 2014. The restructured loans recorded with the Bank represent financing receivables, modified for the purpose of alleviating temporary impairments to the borrower’s financial condition. The modifications that the Bank has extended to borrowers have come in the form of a change in the amortization terms, reduction in the interest rate, interest only payments and, in limited cases, a concession to the outstanding loan balance. The workout plan between the borrower and Bank is designed to provide a bridge for the cash flow shortfalls in the near term. As the borrower works through the near term issues, in most cases, the original contractual terms will be reinstated.

At December 31, 2013, the Bank carried $9.1 million of troubled debt restructurings. This increased by $791 thousand, to $9.9 million, by December 31, 2014, due primarily to two additional loans restructured during 2014.

		Pre-Modification Outstanding	Post-Modification Outstanding	Outstanding Balance
	Number of Loans	Recorded Investment	Recorded Investment	Year Ended December 31, 2014	Year Ended December 31, 2013
	(Dollars in thousands)
Performing
Residential mortgage	5	$886	$886	$832	$-
Commercial mortgage	1	223	223	170	3,552
Automobile	-	-	-	-	-
Consumer	-	-	-	-	-
Total Performing	6	1,109	1,109	1,002	3,552
Nonperforming
Residential mortgage	-	$-	$-	$-	$-
Commercial mortgage	12	15,735	14,420	8,895	5,554
Automobile	-	-	-	-	-
Consumer	-	-	-	-	-
Total Nonperforming	12	$15,735	$14,420	$8,895	$5,554
Total Troubled Debt Restructurings (TDRs)	18	$16,844	$15,529	$9,897	$9,106

Note 7 – Premises and Equipment

A summary of premises and equipment at December 31, 2014 and 2013 follows:

	December 31, 2014
	Cost	Accumulated Depreciation	Net Book Value
Buildings	$27,102	$(17,755)	$9,347
Furniture and equipment	24,386	(17,873)	6,513
Automobiles and mobile facilities	1,082	(598)	484
Leasehold improvements	4,192	(3,156)	1,036
	56,762	(39,382)	17,380
Construction in progress	1,206	-	1,206
	$57,968	$(39,382)	$18,586

	December 31, 2013
	Cost	Accumulated Depreciation	Net Book Value
Buildings	$26,954	$(16,725)	$10,229
Furniture and equipment	24,807	(19,404)	5,403
Automobiles and mobile facilities	1,063	(724)	339
Leasehold improvements	4,317	(3,076)	1,241
	57,141	(39,929)	17,212
Construction in progress	1,037	-	1,037
	$58,178	$(39,929)	$18,249

For the years ended December 31, 2014, 2013 and 2012, depreciation and amortization expense was $3.5 million, $3.1 million and $3.0 million, respectively.

Note 8 – Other Assets

A summary of other assets at December 31, 2014 and 2013 follows:

	2014	2013
Bank Owned Life Insurance	$11,667	$10,974
Prepaid income tax	-	409
Prepaid expenses	5,257	4,536
Other real estate owned, net (Note 9)	4,454	4,610
Deferred tax asset, net (Note 13)	5,511	5,603
Mortgage servicing rights	1,405	1,354
Other	2,707	692
Total other assets	$31,001	$28,178

Note 9 – Other Real Estate Owned

Other real estate owned is presented net of an allowance for losses. A summary of the changes in other real estate owned is as follows:

	2014	2013
Balance at beginning of year	$4,610	$4,384
Additions	922	2,193
Sales	(807)	(896)
	4,725	5,681
Write-downs and loss on sale, net	(119)	(127)
Change in valuation allowances	(152)	(944)
Balance at end of year	$4,454	$4,610

A summary of other real estate owned operations, which are included in non-interest expenses, for the years ended December 31, 2014, 2013 and 2012, is as follows:

	2014	2013	2012
Other real estate owned operations, net	$2	$143	$96
Loss (gain) on the sale of the other real estate owned	119	127	74
Write-downs	152	1,213	(63)
Change in valuation allowances	-	(15)	121
Net losses from other real estate owned operations	$273	$1,468	$228

Note 10 – Deposits

A summary of deposits at December 31, 2014 and 2013, follows:

	December 31,
	2014	2013
	(Dollars in Thousands)
Non-interest bearing deposits	$391,108	$321,408
Interest bearing deposits
Demand deposits	144,601	127,642
Regular Savings	579,983	534,530
Time deposits:
$100,000 or more	42,500	43,299
Less than $100,000	13,203	12,553
Other interest bearing deposits	184,119	144,013
Total Interest bearing deposits	964,406	862,037
Total Deposits	$1,355,514	$1,183,445

At December 31, 2014, the scheduled maturities of time deposits were as follows:

Year ending December 31,
2015	$52,756
2016	994
2017	309
2018	291
2019 and Thereafter	1,353
Total	$55,703

Note 11 – Borrowings

Federal Home Loan Bank (FHLB) Advances

The Bank has a credit line with the FHLB of Seattle equal to 20% of total assets. At December 31, 2014 and 2013, the Bank did not have outstanding advances against this credit line under Blanket Agreements for Advances and Security Agreements (“the Agreements”). The Agreements enable the Bank to borrow funds from the FHLB to fund mortgage loan programs and to satisfy certain other funding needs.

Overnight Fed Funds Lines

At December 31, 2014 and 2013, the Bank had $17.0 million in Federal Funds lines of credit available with its correspondent banks. No borrowings were outstanding as of December 31, 2014.

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

The following is a summary of loan transactions with the Board of Directors of the Company and certain of their associated businesses:

	Years Ended December 31,
	2014	2013
	(Dollars in thousands)
Beginning balance	$5,040	$5,234
Undisbursed commitments	-	154
New loans granted	481	376
Principal repayments	(1,646)	(724)
Ending balance of term loans	$3,875	$5,040
Year-end balance of revolving accounts	2,861	5,751
Total term loans and revolving accounts	$6,736	$10,791

Deposits by Board of Directors members and executive officers held by the Bank were $6.5 million and $6.9 million at December 31, 2014 and 2013, respectively.

Note 13 – Income Taxes

The Bank files income tax returns in Guam, the CNMI and the State of California. The Bank is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2008.

The income tax provision includes the following components:

	For the Years
	2014	2013	2012
Government of Guam tax expense (benefit):
Current	$2,767	$3,995	$3,728
Deferred	(416)	(232)	(644)
Foreign income taxes (including U.S. income taxes)	1,405	317	340
Total income tax expense	$3,756	$4,080	$3,424

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	2014	2013	2012
Statutory Guam income tax rate	34.00%	34.00%	34.00%
Permanent differences	-6.80%	-5.50%	-6.80%
Other	1.00%	0.80%	1.10%
Total income tax expense	28.20%	29.30%	28.30%

The difference between effective income tax expense and income tax expense computed at the Guam statutory rate was due to nontaxable interest income earned on loans to the Government of Guam for each of the years ended December 31, 2014, 2013 and 2012.

The components of deferred income taxes are as follows:

	2014	2013	2012
Deferred loan origination fees	$(50)	$(115)	$(148)
Mortgage servicing rights	18	24	89
Loan loss provision	(155)	53	(388)
Deferred rent obligation	(21)	(22)	(24)
Other real estate owned valuation	-	50	(24)
Fixed assets	22	22	23
FAS 123R	(10)	(7)	(4)
SERP	(220)	(237)	(168)
Net operating loss	(304)	(430)	(408)
Change in valuation allowance	304	430	408
Deferred tax (benefit) provision	$(416)	$(232)	$(644)

The components of the net deferred tax asset are as follows:

	2014	2013
Deferred tax asset:
Allowance for loan losses	$4,318	$4,164
Net operating loss	2,279	1,974
Loan origination fees	815	765
FAS 123R	423	412
Net unrealized loss on securities held-to-maturity	28	86
Net unrealized gain on securities available-for-sale	335	786
Deferred rent obligation	283	262
Accruals not currently deductible	735	512
Total deferred tax asset	9,216	8,961
Deferred tax liability:
Fixed assets	(941)	(917)
Mortgage servicing rights	(485)	(467)
Total deferred tax liability	(1,426)	(1,384)
Valuation allowance	(2,279)	(1,974)
Net deferred tax asset	$5,511	$5,603

A valuation allowance of $2.3 million has been provided at December 31, 2014, to reduce the deferred tax asset because, in management’s opinion, it is more likely than not that less than the entire amount will be realized.

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

Under the 2011 Plan, as amended and restated as of July 1, 2012, eligible employees can purchase, through payroll deductions, shares of common stock at a discount. The right to purchase stocks is granted to eligible employees during a period of time that is established from time to time by the Board of Directors of the Company. Eligible employees cannot accrue the right to purchase more than $25 thousand worth of stock at the fair market value at the beginning of each offer period. Eligible employees also may not purchase more than one thousand five hundred (1,500) shares of stock in any one offer period. The shares are purchased at 85% of the fair market price of the stock on the enrollment date. The Bank recognized $30 thousand in compensation expense at December 31, 2014 and $21 thousand at December 31, 2013.

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

Under a Phantom Stock unit and stock option plan, the President and Executive Vice President may elect to receive up to $100 thousand each in Phantom Stock units in lieu of an equal amount of incentive bonus, as computed in their employment agreements. These non-voting Phantom Stock units may be held for receipt of dividends equal to the dividend rate of the Bank’s common stock, or may be redeemed at a price equal to the market value of the Bank’s common stock. In addition, for each Phantom Stock unit received, the executive employee receives options to purchase three shares of the Bank’s common stock at a price equal to the market value of the stock at the date the options are granted. The redemption of the Phantom Stock or the exercise of the options will result in the forfeiture by the executive employee of any rights under the other. At December 31, 2014 and 2013, there were no Phantom Stock units outstanding under the plan, nor have such units ever been issued as of December 31, 2014.

Senior Vice Presidents’ Employment Agreements

Two Senior Vice Presidents entered into separate five-year employment agreements on April 25, 2011. Under the agreements, they receive specified base salaries and they may receive bonuses, within a defined limit, based on the Bank’s profitability, adjusted by certain Bank performance criteria. One of those contracts is no longer in effect.

On January 1, 2012, seven Senior Vice Presidents entered into separate five-year employment agreements terminating on December 31, 2016. Under the agreements, they receive specified base salaries and they may receive bonuses, within a defined limit, based on the Bank’s profitability, adjusted by certain Bank performance criteria.

One Senior Vice President entered into an employment agreement commencing on August 9, 2013, and terminating on December 31, 2016. Under this agreement, there is a specified base salary and there may be bonuses, within a defined limit, based on the Bank’s profitability, as adjusted by certain Bank performance criteria.

Employee Retirement Savings Plan

The Bank has a 401(k) Plan whereby substantially all employees, with at least one year of continuous service, are eligible to participate in the Plan. Effective March 1, 2008, the Bank makes matching contributions equal to 100% of an employee’s deferrals, up to 1% of the employee’s compensation, plus 50% of the employee’s deferrals that exceed 1% but are less than 6% of the employee’s compensation. Previously, matching contributions vested to the employee over a five-year period of service. Effective March 1, 2008, matching contributions become 100% vested to the employee after two years of service. For the years ended December 31, 2014, 2013 and 2012, the expense attributable to the Plan was $489, $464 and $440, respectively.

Supplemental Executive Retirement Plan (“SERP”)

In April 2011, the Bank established an unfunded Supplemental Executive Retirement Plan (the “SERP”) for its Executive Officers and Senior Vice Presidents. The SERP provides that, subject to meeting certain vesting requirements described below, they will become entitled to receive 12 equal successive monthly retirement payments totaling $50,000 per annum for Senior Vice Presidents, $100,000 for the Executive Vice President, and $150,000 for the President and CEO for the 15 years immediately following the date of their retirement or other termination of their employment. Their monthly retirement payments are not tied to service with the Bank.

The Company follows FASB ASC 715-30-35, which requires us to recognize in our balance sheet the funded status of any post-retirement plans that we maintain, and to recognize, in other comprehensive income, changes in funded status of any such plans in any year in which changes occur.

The changes in the projected benefit obligation of other benefits under the Plan during 2013 and 2014, its funded status at December 31, 2013 and 2014, and the amounts recognized in the balance sheet at December 31, 2013 and 2014, were as follows:

	At December 31,
	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of period	$1,468	$792
Service cost	565	642
Interest cost	64	34
Participant contributions	-	-
Plan amendments	-	-
Combination/divestiture/curtailment/settlement/termination	-	-
Actuarial loss/(gain)	-	-
(Benefits paid)	-	-
Benefit obligation at end of period	$2,097	$1,468
Funded status:
Amounts recognized in the Statement of Financial Condition
Unfunded accrued SERP liability—current	$2,097	$1,468
Unfunded accrued SERP liability—noncurrent	-	-
Total unfunded accrued SERP liability	$2,097	$1,468
Net amount recognized in accumulated other comprehensive income
Prior service cost/(benefit)	$-	$-
Net actuarial loss/(gain)	-	-
Total net amount recognized in accumulated other comprehensive income	-	-
Accumulated benefit obligation	$2,097	$1,468
Components of net periodic SERP cost YTD:
Service cost	$1,979	$1,414
Interest cost	118	54
Expected return on plan assets	-	-
Amortization of prior service cost/(benefit)	-	-
Amortization of net actuarial loss/(gain)	-	-
Net periodic SERP cost	$2,097	$1,468
Recognized in other comprehensive income YTD:
Prior service cost/(benefit)	$-	$-
Net actuarial loss/(gain)	-	-
Amortization of prior service cost/(benefit)	-	-
Amortization of net actuarial loss/(gain)	-	-
Total recognized year to date in other comprehensive income	$-	$-
Assumptions as of December 31,:
Assumed discount rate	4.33%	4.33%
Rate of compensation increase	0.00%	0.00%

As of December 31, 2014, $0 benefits are expected to be paid in the next six years and a total of $521 thousand of benefits are expected to be paid in year 2021. $0 is expected to be recognized in net periodic benefit cost in 2015.

Note 15 – Earnings Per Common Share

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Bank relate solely to shares for which employees’ funds have been collected but not issued under the Employee Stock Purchase Plan for 2013 and 2014, and are determined using the treasury stock method.

Earnings per common share have been computed based on reported net income and the following share data:

	Years Ended December 31,
	2014	2013	2012
Net income available for common stockholders	$9,560	$9,868	$8,620
Weighted average number of common shares outstanding	8,818	8,790	8,779
Effect of dilutive options	-	-	1
Weighted average number of common shares outstanding - used to calculate diluted earnings per common share	$8,818	$8,790	$8,780
Income per common share:
Basic	$1.08	$1.12	$0.98
Diluted	$1.08	$1.12	$0.98

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

A summary of financial instruments with off-balance-sheet risk at December 31, 2014 and 2013 is as follows:

	December 31,
	2014	2013
Commitments to extend credit	$134,525	$121,618
Letters of credit:
Standby letters of credit	$48,451	$47,543
Other letters of credit	2,684	2,582
Total	$51,135	$50,125

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

The Bank considers its standby letters of credit to be guarantees. At December 31, 2014, the maximum undiscounted future payments that the Bank could be required to make was $48.5 million. All of these arrangements mature within one year. The Bank generally has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized; however, some are unsecured. The Bank had not recorded any liabilities associated with these guarantees at December 31, 2014.

Mortgage loans serviced for others are not included in the accompanying consolidated statements of condition. The unpaid principal balances of mortgage loans serviced for others were $213.8 million and $208.6 million at December 31, 2014 and 2013, respectively. On December 31, 2014 and 2013, the Bank recorded mortgage servicing rights at their fair value of $1.4 million and $1.4 million, respectively.

The Bank utilizes facilities, equipment and land under various operating leases with terms ranging from 1 to 99 years. Some of these leases include scheduled rent increases. The total amount of the rent is being debited to expense under the straight-line method over the lease terms, in accordance with ASC Topic 840, “Leases”. The Bank has recorded a deferred obligation of $820 thousand and $760 thousand as of December 31, 2014 and 2013, respectively, which has been included within other liabilities, to reflect the excess of rent expense over cash paid on the leases.

At December 31, 2014, annual lease commitments under the above noncancelable operating leases were as follows:

Years ending December 31,
2015	$1,411
2016	1,203
2017	977
2018	762
2019 and Thereafter	17,783
Total	$22,136

The Bank leases certain facilities from two separate entities in which two of its directors have separate ownership interests. Lease payments made to these entities during the years ended December 31, 2014, 2013 and 2012 approximated $370 thousand, $370 thousand and $358 thousand, respectively.

Additionally, the Bank leases office space to third parties, with original lease terms ranging from 3 to 5 years with option periods ranging up to 15 years. At December 31, 2014, minimum future rents to be received under noncancelable operating sublease agreements were $40 thousand, $27 thousand, $0 thousand and $0 thousand for the years ending December 31, 2015, 2016, 2017 and 2018, respectively.

A summary of rental activities for years ended December 31, 2014, 2013 and 2012, is as follows:

	2014	2013	2012
Rent expense	$2,472	$2,343	$2,293
Less: sublease rentals	273	268	257
Net rent expense	$2,199	$2,075	$2,036

Legal Contingencies

The Bank is involved in certain legal actions and claims that arise in the ordinary course of business. Management believes that, as a result of its legal defenses and insurance arrangements, none of these matters are expected to have a material adverse effect on the Bank’s financial position, results of operations or cash flows.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of

Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2014 and 2013, the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2014, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables.

There are no conditions or events since the notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of December 31, 2014 and 2013 are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2014:
Total capital (to Risk Weighted Assets)	$114,606	11.83%	$77,504	8.00%	$96,881	10.00%
Tier 1 capital (to Risk Weighted Assets)	$102,486	10.58%	$38,752	4.00%	$58,128	6.00%
Tier 1 capital (to Average Assets)	$102,486	7.01%	$58,520	4.00%	$73,150	5.00%

At December 31, 2013:
Total capital (to Risk Weighted Assets)	$108,238	12.53%	$69,114	8.00%	$86,392	10.00%
Tier 1 capital (to Risk Weighted Assets)	$97,563	11.43%	$34,130	4.00%	$51,195	6.00%
Tier 1 capital (to Average Assets)	$97,563	7.60%	$51,320	4.00%	$64,151	5.00%

In early July 2013, the Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The rules revise minimum capital requirements and adjust prompt corrective action thresholds. The final rules revise the regulatory capital elements, add a new common equity Tier 1 capital ratio, increase the minimum Tier 1 capital ratio requirement, and implement a new capital conservation buffer. The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income. The final rules took effect for community banks on January 1, 2015, subject to a transition period for certain parts of the rules. Management believes the Company and the Bank will remain well-capitalized under the new rules.

Note 18 – Parent Company Only Information

Condensed Statements of Financial Condition

(Dollars in thousands)

	December 31,
	2014	2013
Assets
Due from subsidiary depository institution	$222	$222
Investment in subsidiary	101,958	93,587
Other assets	3	3
Total assets	$102,183	$93,812
Liabilities and stockholders’ equity
Liabilities	$-	$2
Stockholders’ equity	102,183	93,810
Total liabilities and stockholders’ equity	$102,183	$93,812

Condensed Statements of Income

(Dollars in thousands)

	December 31,
	2014	2013
Dividend income	$3,975	$4,658
Interest expense	-	-
Other expenses	234	185
Equity in undistributed income of subsidiary	5,819	5,395
Net income	$9,560	$9,868

Condensed Statements of Cash Flows

(Dollars in thousands)

	December 31,
	2014	2013
Cash flows from operating activities:
Net income	$9,560	$9,868
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed (earnings) losses of subsidiary	(5,819)	(5,395)
Net cash provided by operating activities	3,741	4,473
Cash Flows from Financing Activities:
Cash dividends paid	(3,975)	(4,395)
Net change in other short-term borrowings	-	(145)
Proceeds from issuance of common stock	234	197
Net cash used in financing activities	(3,741)	(4,343)
Net change in cash and cash equivalents	-	130
Cash and Cash Equivalents, beginning of period	222	92
Cash and Cash Equivalents, end of period	$222	$222

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

Financial assets measured at fair value on a recurring basis as of December 31, 2014 and 2013, are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At December 31, 2014
U.S. treasury notes and bonds	$55,512	$-	$-	$55,512
U.S. government agency and sponsored enterprise (GSE) debt securities	-	45,053	-	45,053
U.S. government agency pool securities	-	49,871	-	49,871
U.S. government agency or GSE	-	80,121	-	80,121
Other assets:
MSRs	-	-	1,405	1,405
Total assets	$55,512	$175,045	$1,405	$231,962

At December 31, 2013
U.S. government agency and sponsored enterprise (GSE) debt securities	$-	$-	$-	$-
U.S. government agency pool securities	-	54,292	-	54,292
U.S. government agency or GSE	-	128,540	-	128,540
Other assets:
MSRs	-	-	1,354	1,354
Total assets	$-	$182,832	$1,354	$184,186

There were no liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013.

During the periods ended December 31, 2014, 2013 and 2012, the changes in Level 3 assets (consisting solely of MSRs) measured at fair value on a recurring basis are as follows:

	December 31,
	2014	2013	2012

Beginning balance	$1,354	$1,285	$1,028
Realized and unrealized net gains:
Included in net income	51	69	257
Included in other comprehensive income	-	-	-
Purchases, sales and issuances
Purchases	(22,834)	(31,546)	(31,391)
Sales	22,834	31,546	31,391
Issuances	-	-	-
Ending balance	$1,405	$1,354	$1,285

There were no transfers in or out of the Bank’s Level 3 financial assets for the periods ended December 31, 2014, 2013 and 2012.

The valuation techniques for assets measured at fair value on a recurring basis are as follows:

Investment Securities

When quoted prices are available in an active market, the Bank classifies the securities within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid U.S. Government debt and equity securities.

If quoted market prices are not available, the Bank estimates fair values using pricing models and discounted cash flows that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, and credit spreads. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include GSE obligations, corporate bonds, and other securities. Mortgage-backed securities are included in Level 2 if observable inputs are available. In certain cases where there is limited activity or less transparency around inputs to the valuation, the Bank would classify those securities in Level 3. At December 31, 2014 and 2013, the Bank did not have any Level 3 securities.

Mortgage Servicing Rights

The fair value measurement of mortgage servicing rights is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques that incorporate assumptions that market participants would use in estimating the fair value of servicing rights. The most important of these assumptions is the interest rate used in discounting the future cash flows into their present value. Other assumptions might include estimates of prepayment speeds, costs to service, escrow account earnings, contractual servicing fee income, prepayment and late fees, among other considerations. The Bank’s mortgage servicing rights are considered a Level 3 measurement at December 31, 2014 and 2013.

Assets Measured at Fair Value on a Nonrecurring Basis

Under certain circumstances the Bank makes adjustments to fair value for assets and liabilities even though they are not measured at fair value on an ongoing basis. The following table presents the financial instruments carried on the consolidated statements of condition by caption and by level in the fair value hierarchy at December 31, 2014 and 2013, for which a nonrecurring change in fair value has been recorded:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2014
Financial assets:
Loans, net
Impaired loans	$-	$-	$140	$140

Other assets
Other real estate owned	$-	$-	$4,454	$4,454

December 31, 2013
Financial assets:
Loans, net
Impaired loans	$-	$-	$364	$364

Other assets
Other real estate owned	$-	$-	$4,610	$4,610

During the year 2014, four loans were identified as being collateral deficient from their carrying value of $928 thousand. The loans were written down by $57 thousand to their new appraised value of $871 thousand. The fair value of loans subject to write downs are estimated using the appraised value of the underlying collateral, discounted as necessary due to management’s estimates of changes in economic conditions, less the estimated costs of selling the assets.

Additionally, the Bank may make fair value adjustments to nonfinancial assets and liabilities in certain circumstances (such as impairments) though such nonfinancial assets and liabilities are not measured at fair value on recurring basis. The Bank does not have nonfinancial assets or liabilities for which a nonrecurring fair value measurement was required during the periods ended December 31, 2014 and 2013.

Fair Value of Other Financial Instruments

The estimated fair values of the Bank’s other financial instruments, excluding those assets recorded at fair value on a recurring basis on the Bank’s consolidated statements of condition, are as follows:

		Estimated fair value
	Carrying Amount	Level 1	Level 2	Level 3
December 31, 2014	(Dollar in thousand)
Financial assets:
Cash and cash equivalents	$105,908	$105,908	$-	$-
Restricted cash	400	400	-	-
Investment securities held-to-maturity	105,280	-	107,008	-
Loans	967,393	-	-	964,171
Total	$1,178,981	$106,308	$107,008	$964,171

Financial liabilities:
Deposits	$1,355,514	$-	$-	$1,346,624
Total	$1,355,514	$-	$-	$1,346,624

December 31, 2013
Financial assets:
Cash and cash equivalents	$96,583	$96,583	$-	$-
Restricted cash	400	400	-	-
Investment securities held-to-maturity	88,989	-	88,820	-
Loans	860,883	-	-	859,808
Total	$1,046,855	$96,983	$88,820	$859,808

Financial liabilities:
Deposits	$1,183,445	$-	$-	$1,185,531
Total	$1,183,445	$-	$-	$1,185,531

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

Accrued Interest

The carrying amount of accrued interest approximates fair value due to its short term nature.