Form 10-Q
period 2015-03-31
BankGuam Holding Co
filed 2015-05-12
CIK 1527383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of March 31, 2015, the registrant had outstanding 8,935,016 shares of common stock.

BANKGUAM HOLDING COMPANY

FORM 10-Q

QUARTERLY REPORT

TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION		4

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	4

	Condensed Consolidated Statements of Condition at March 31, 2015, and December 31, 2014	5

	Condensed Consolidated Statements of Income for the three months ended March 31, 2015 and 2014	6

	Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014	7

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014	8

	Notes to Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 4.	Controls and Procedures	47

PART II. OTHER INFORMATION		48

Item 6.	Exhibits	48

Signatures		49

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

Exhibit 32.01 Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS XBRL Instance Document.

Exhibit 101.SCH XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB XBRL Taxonomy Extension Labels Linkbase Document.

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

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may be preceded by, followed by or include the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “is designed to” and similar expressions. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about our business and the environment in which it operates that could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” included elsewhere in this Quarterly Report and as may be updated in filings we make from time to time with the U.S. Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for our fiscal year ended December 31, 2014, and our other Quarterly Reports on Form 10-Q filed by us in fiscal 2015. We have no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or risks, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. New information, future events or risks could cause the forward-looking events we discuss in this Quarterly Report not to occur. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

The financial statements and the notes thereto begin on the next page.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Condition

(in Thousands, Except Par Value)

	March 31, 2015	December 31, 2014
ASSETS
Cash and due from banks	$23,626	$21,862
Federal Funds sold	5,000	5,000
Interest bearing deposits in banks	96,748	79,046
Total cash and cash equivalents	125,374	105,908
Restricted cash	400	400
Investment securities available-for-sale, at fair value	197,570	230,557
Investment securities held-to-maturity, at amortized cost	103,184	105,280
Federal Home Loan Bank stock, at cost	2,067	2,067
Loans, net of allowance for loan losses ($12,971 and $12,526, respectively)	993,762	967,393
Accrued interest receivable	4,441	3,764
Premises and equipment, net	18,411	18,586
Goodwill	783	783
Other assets	30,659	31,001
Total assets	$1,476,651	$1,465,739

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$380,125	$391,108
Interest bearing	983,188	964,406
Total deposits	1,363,313	1,355,514
Accrued interest payable	132	134
Other liabilities	8,691	7,908
Total liabilities	1,372,136	1,363,556
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock $0.2083 par value; 48,000 shares authorized; 8,967 and 8,961 shares issued and 8,935 and 8,929 shares outstanding at 3/31/15 and 12/31/14, respectively	1,869	1,867
Additional paid-in capital	16,716	16,656
Retained earnings	88,748	87,154
Accumulated other comprehensive loss	(2,528)	(3,204)
	104,805	102,473
Common stock in treasury, at cost (32 shares)	(290)	(290)
Total stockholders’ equity	104,515	102,183
Total liabilities and stockholders’ equity	$1,476,651	$1,465,739

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Income

(Dollar and Share Amounts in Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2015	2014
Interest income:
Loans	$15,741	$14,938
Investment securities	1,076	1,248
Deposits with banks	36	43
Federal Funds sold	2	2
Total interest income	16,855	16,231
Interest expense:
Savings deposits	473	1,121
Time deposits	43	54
Total interest expense	516	1,175
Net interest income	16,339	15,056
Provision for loan losses	1,125	900
Net interest income, after provision for loan losses	15,214	14,156
Non-interest income:
Service charges and fees	1,018	1,109
Investment securities losses, net	(34)	-
Income from merchant services	68	529
Cardholders income	384	107
Trustee fees	70	53
Other income	631	670
Total non-interest income	2,137	2,468
Non-interest expenses:
Salaries and employee benefits	6,797	6,517
Occupancy	1,646	1,673
Depreciation	1,481	1,530
Insurance	423	418
Telecommunications	364	366
FDIC assessment	315	256
Professional services	460	473
Contract services	404	368
Other real estate owned	18	5
Stationery and supplies	166	198
Training and education	171	126
General, administrative and other	1,716	1,692
Total non-interest expenses	13,961	13,622
Income before income taxes	3,390	3,002
Income tax expense	903	875
Net income	$2,487	$2,127
Earnings per share:
Basic	$0.28	$0.24
Diluted	$0.28	$0.24
Dividends declared per share	$0.100	$0.125
Basic weighted average common shares	8,929	8,802
Diluted weighted average common shares	8,929	8,802

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in Thousands)

	Three Months Ended March 31,
	2015	2014
Net income	$2,487	$2,127
Other comprehensive income, net of tax effects:
Unrealized holding gain on available-for-sale securities arising during the period	525	488
Reclassification for loss realized on available-for-sale securities	34	-
Amortization of unrealized holding loss on held-to-maturity securities during the period	117	20
Total other comprehensive income	676	508
Total comprehensive income	$3,163	$2,635

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Cash Flows

(in Thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$2,487	$2,127
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,125	900
Depreciation	877	858
Amortization of fees, discounts and premiums	409	545
Write-down and loss (gain) on sales of other real estate owned, net	-	(13)
Proceeds from sales of loans held for sale	6,695	6,044
Origination of loans held for sale	(6,695)	(6,044)
Increase in mortgage servicing rights	(84)	(63)
Realized gain on sale of available-for-sale securities	34	-
Realized (gain) loss on sale of premises and equipment	(3)
Net change in operating assets and liabilities:
Accrued interest receivable	(677)	(466)
Other assets	204	(979)
Accrued interest payable	(2)	(3)
Other liabilities	784	1,603
Net cash provided by operating activities	5,154	4,509
Cash flows from investing activities:
Purchases of available-for-sale securities	(64,966)	(69,681)
Proceeds from sales of available-for-sale securities	93,653	-
Maturities, prepayments and calls of available-for-sale securities	4,548	7,549
Maturities, prepayments and calls of held-to-maturity securities	2,080	6,942
Loan originations and principal collections, net	(27,594)	(22,287)
Proceeds from sales of other real estate owned	321	308
Proceeds from sales of premises and equipment	3
Purchases of premises and equipment	(700)	(840)
Net cash provided by (used in) investing activities	7,345	(78,009)
Cash flows from financing activities:
Net increase in deposits	7,798	118,935
Proceeds from issuance of common stock	62	43
Dividends paid	(893)	(1,100)
Net cash provided by financing activities	6,967	117,878
Net change in cash and cash equivalents	19,466	44,378
Cash and cash equivalents at beginning of year	105,908	96,583
Cash and cash equivalents at end of year	$125,374	$140,961
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$517	$1,175
Income taxes	64	51
Supplemental disclosure of noncash investing and financing activities:
Net change in unrealized gain on held-to-maturity securities, net of tax	116	20
Net change in unrealized gain on available-for-sale securities, net of tax	559	488
Other real estate owned transferred from loans, net	-	259
Other real estate owned transferred to loans, net	(100)	-

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

Note 2 – Summary of Significant Accounting Policies and Recent Accounting Pronouncements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all footnotes that would be required for a full presentation of financial position, results of operations, changes in cash flows and comprehensive income in accordance with generally accepted accounting principles in the United States (“GAAP”). However, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of our management, are necessary for a fair presentation of our financial position and our results of operations for the interim periods presented. The condensed consolidated statement of condition as of March 31, 2015, was derived from the Company’s audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

These unaudited condensed consolidated financial statements have been prepared on a basis consistent with prior periods, and should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2014, and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 on March 17, 2015.

Our consolidated financial position at March 31, 2015, and the consolidated results of operations for the three month period ended March 31, 2015, are not necessarily indicative of what our financial position will be as of December 31, 2015, or of the results of our operations that may be expected for the full year ending December 31, 2015.

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

Recent Accounting Pronouncements

In January 2014 the FASB issued ASU 2014-04, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure” which clarifies the timing of when a creditor is considered to have taken physical possession of residential real estate collateral for a consumer mortgage loan, resulting in the reclassification of the loan receivable to real estate owned. A creditor has taken physical possession of the property when either (1) the creditor obtains legal title through foreclosure, or (2) the borrower transfers all interests in the property to the creditor via a deed in lieu of foreclosure or a similar legal agreement. The Update also requires disclosure of the amount of foreclosed residential real estate property held by the creditor and the recorded investment in residential real estate mortgage loans that are in process of foreclosure. This guidance is effective for interim and annual periods beginning after December 15, 2014. We adopted this guidance on January 1, 2015, and it did not have a material impact on our financial statement presentation.

In August 2014, the FASB issued ASU 2014-14, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force)”, which addresses the classification of certain foreclosed mortgage loans held by creditors that are either fully or partially guaranteed under government programs. Under certain government-sponsored loan guarantee programs, qualifying creditors can extend mortgage loans to borrowers with a guarantee that entitles the creditor to recover all or a portion of the unpaid principal balance from the government if the borrower defaults. The ASU requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if certain conditions are met. The separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered. For public business entities, the guidance is effective for annual periods beginning after December 15, 2014 and interim periods within that year. We adopted this guidance on January 1, 2015, and did not have a material impact on our consolidated financial condition or results of operations.

Note 3 – Earnings Per Common Share

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to shares subscribed but not yet issued in 2015 under the Employee Stock Purchase Plan, and are reported as dilutive options.

Earnings per common share have been computed based on reported net income and the following share data:

	Three Months Ended March 31,
	2015	2014
Net income available for common stockholders	$2,487	$2,127
Weighted average number of common shares outstanding	8,929	8,802
Effect of dilutive options	-	-
Weighted average number of common shares outstanding - used to calculate diluted earnings per common share	$8,929	$8,802
Income per common share:
Basic	$0.28	$0.24
Diluted	$0.28	$0.24

Note 4 – Investment Securities

The amortized cost and fair value of investment securities, with gross unrealized gains and losses, follows:

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$95,708	$641	$-	$96,349
U.S. government agency pool securities	47,929	70	(848)	47,151
U.S. government agency or GSE mortgage-backed securities	54,070	166	(166)	54,070
Total	$197,707	$877	$(1,014)	$197,570
Securities Held-to-Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$44,399	$1,441	$(7)	$45,833
U.S. government agency pool securities	17,621	39	(51)	17,609
U.S. government agency or GSE mortgage-backed securities	41,164	1,321	-	42,485
Total	$103,184	$2,801	$(58)	$105,927

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$100,679	$70	$(185)	$100,564
U.S. government agency pool securities	50,581	87	(797)	49,871
U.S. government agency or GSE mortgage-backed securities	80,281	211	(370)	80,122
Total	$231,541	$368	$(1,352)	$230,557
Securities Held-to-Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$44,346	$983	$(211)	$45,118
U.S. government agency pool securities	18,121	50	(60)	18,111
U.S. government agency or GSE mortgage-backed securities	42,813	975	(9)	43,779
Total	$105,280	$2,008	$(280)	$107,008

At March 31, 2015, and December 31, 2014, investment securities with a carrying value of $190.0 million and $206.9 million, respectively, were pledged to secure various government deposits and other public requirements.

The amortized cost and fair value of investment securities by contractual maturity at March 31, 2015, and December 31, 2014, are shown below. Securities not due at a single maturity date, such as agency pool securities and mortgage-backed securities, are shown separately.

	March 31, 2015
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$-	$-	$-	$-
Due after one but within five years	90,793	91,404	23,758	24,135
Due after five but within ten years	20,806	20,681	50,461	52,392
Due after ten years	86,108	85,485	28,965	29,400
Total	$197,707	$197,570	$103,184	$105,927

	December 31, 2014
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$-	$-	$-	$-
Due after one but within five years	104,635	104,590	23,751	23,829
Due after five but within ten years	32,311	32,333	51,214	52,585
Due after ten years	94,595	93,634	30,315	30,594
Total	$231,541	$230,557	$105,280	$107,008

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2015, and December 31, 2014.

	March 31, 2015
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
Securities Available for Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$-	$-	$-	$-	$-	$-
U.S. government agency pool securities	(136)	3,643	(712)	32,722	(848)	36,365
U.S. government agency or GSE mortgage- backed securities	(36)	9,533	(130)	16,546	(166)	26,079
Total	$(172)	$13,176	$(842)	$49,268	$(1,014)	$62,444

Securities Held to Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$(7)	$12,055	$-	$-	$(7)	$12,055
U.S. government agency pool securities	(45)	10,551	(6)	274	(51)	10,825
U.S. government agency or GSE mortgage- backed securities	-	-	-	-	-	-
Total	$(52)	$22,606	$(6)	$274	$(58)	$22,880

	December 31, 2014
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
Securities Available for Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$(185)	$52,587	$-	$-	$(185)	$52,587
U.S. government agency pool securities	(96)	5,622	(701)	35,011	(797)	40,633
U.S. government agency or GSE mortgage- backed securities	-	-	(371)	45,274	(371)	45,274
Total	$(281)	$58,209	$(1,072)	$80,285	$(1,353)	$138,494

Securities Held to Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$(211)	$15,948	$-	$-	$(211)	$15,948
U.S. government agency pool securities	(54)	10,780	(6)	280	(60)	11,060
U.S. government agency or GSE mortgage- backed securities	(9)	6,356	-	-	(9)	6,356
Total	$(274)	$33,084	$(6)	$280	$(280)	$33,364

The investment securities that were in an unrealized loss position as of March 31, 2015, which comprised a total of 34 securities, were not other-than-temporarily impaired. Specifically, the 34 securities are comprised of the following: 21 Small Business Administration (SBA) Pool securities, 8 mortgage-backed securities issued by the Government National Mortgage Association (GNMA), and 5 U.S. Treasuries.

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

During the three months ended March 31, 2015, the Bank has originated approximately $6.7 million and sold approximately $6.7 million.

Mortgage Servicing Rights

Mortgage loans serviced for others are not included in the accompanying condensed consolidated statements of condition. The unpaid principal balances of mortgage loans serviced for others were $216.2 million and $213.8 million at March 31, 2015, and December 31, 2014, respectively.

We sometimes retain mortgage servicing rights on mortgage loans that we sell. Such rights represent the net positive cash flows generated from the servicing of such mortgage loans and we recognize such rights as assets on our statements of financial condition based on their estimated fair values. We receive servicing fees, less any subservicing costs, on the unpaid principal balances of such mortgage loans. Those fees are collected from the monthly payments made by the mortgagors or from the proceeds of the sale or foreclosure and liquidation of the underlying real property collateralizing the loans. At March 31, 2015 and December 31, 2014, mortgage servicing rights totaled $1.5 million and $1.4 million, respectively, and are included in other assets in the accompanying consolidated statements of condition.

The Bank accounts for mortgage servicing rights at fair value with changes in fair value recorded in the consolidated statements of income.

Loans

Outstanding loan balances are presented net of unearned income, deferred loan fees, and unamortized discount and premium. Loans subject to ASC 310-30 are presented net of the related accretable yield and nonaccretable difference.

The loan portfolio consisted of the following at:

	March 31, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial
Commercial & industrial	$214,201	21.2%	$209,871	21.4%
Commercial mortgage	410,961	40.7%	399,737	40.7%
Commercial construction	49,416	4.9%	39,979	4.1%
Total commercial	674,578	66.9%	649,587	66.1%
Consumer
Residential mortgage	143,265	14.2%	141,074	14.4%
Home equity	881	0.1%	910	0.1%
Automobile	20,312	2.0%	18,995	1.9%
Other consumer loans[1]	170,033	16.9%	171,708	17.5%
Total consumer	334,491	33.1%	332,687	33.9%
Gross loans	1,009,069	100.0%	982,274	100.0%
Deferred fee (income) costs, net	(2,336)		(2,355)
Allowance for loan losses	(12,971)		(12,526)
Loans, net	$993,762		$967,393

[1] Comprised of other revolving credit, installment loans, and overdrafts.

At March 31, 2015, total gross loans increased by $26.8 million to $1.01 billion from $982.3 million at December 31, 2014. The increase in loans was largely attributed to a $25.0 million increase in commercial loans to $674.6 million at March 31, 2015, from $649.6 million at December 31, 2014. The increase in commercial loans was due to the $11.2 million growth in the commercial mortgage loan portfolio, supplemented by the $9.4 million increase in commercial construction loans and the $4.3 million increase in commercial & industrial loans. There was a $1.8 million increase in consumer loans to $334.5 million at March 31, 2015, up from $332.7 million at December 31, 2014. The increase in consumer loans was due to the $2.2 million rise in residential mortgage loans and the $1.3 million increase in automobile loans, partially offset by a $1.7 million reduction in other consumer loans.

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

Set forth below is a summary of the Bank’s activity in the allowance for loan losses during the three months ended March 31, 2015, and the year ended December 31, 2014:

	Three Months Ended March 31, 2015	Year Ended December 31, 2014
	(Dollars in thousands)
Balance, beginning of period	$12,526	$12,077
Provision for loan losses	1,125	4,540
Recoveries on loans previously charged off	357	1,779
Charged off loans	(1,037)	(5,870)
Balance, end of period	$12,971	$12,526

Set forth below is information regarding loan balances and the related allowance for loan losses, by portfolio type, for the three-month period ended March 31, 2015, and the year ended December 31, 2014, respectively.

	Commercial	Residential Mortgages	Consumer	Total
	(Dollars in thousands)
Three Months Ended March 31, 2015
Allowance for loan losses:
Balance at beginning of period	$5,538	$1,590	$5,398	$12,526
Charge-offs	(31)	(7)	(999)	$(1,037)
Recoveries	8	19	330	$357
Provision	292	10	823	$1,125
Balance at end of period	$5,807	$1,612	$5,552	$12,971

Allowance balance at end of quarter related to:
Loans individually evaluated for impairment	$-	$-	$-	$-
Loans collectively evaluated for impairment	$5,807	$1,612	$5,552	$12,971

Loan balances at end of quarter:
Loans individually evaluated for impairment	$10,597	$7,665	$128	$18,390
Loans collectively evaluated for impairment	663,981	136,481	190,217	990,679
Ending Balance	$674,578	$144,146	$190,345	$1,009,069

Year Ended December 31, 2014
Allowance for loan losses:
Balance at beginning of year	$5,987	$922	$5,168	$12,077
Charge-offs	(1,966)	(60)	(3,844)	(5,870)
Recoveries	307	19	1,453	1,779
Provision	1,210	709	2,621	4,540
Balance at end of year	$5,538	$1,590	$5,398	$12,526

Allowance balance at end of year related to:
Loans individually evaluated for impairment	$-	$-	$-	$-
Loans collectively evaluated for impairment	$5,538	$1,590	$5,398	$12,526

Loan balances at end of year:
Loans individually evaluated for impairment	$10,777	$8,226	$106	$19,109
Loans collectively evaluated for impairment	638,810	133,758	190,597	963,165
Ending Balance	$649,587	$141,984	$190,703	$982,274

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

Credit Quality

The following table provides a summary of the delinquency status of the Bank’s loans by portfolio type:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans Outstanding
	(Dollars in thousands)
March 31, 2015
Commercial
Commercial & industrial	$1,806	$123	$-	$1,929	$212,272	$214,201
Commercial mortgage	2,953	-	1,248	4,201	406,760	410,961
Commercial construction	-	-	-	-	49,416	49,416
Total commercial	4,759	123	1,248	6,130	668,448	674,578

Consumer
Residential mortgage	8,452	3,640	2,857	14,949	128,316	143,265
Home equity	22	-	-	22	859	881
Automobile	511	46	43	600	19,712	20,312
Other consumer [1]	2,654	1,006	1,090	4,750	165,283	170,033
Total consumer	11,639	4,692	3,990	20,321	314,170	334,491
Total	$16,398	$4,815	$5,238	$26,451	$982,618	$1,009,069

December 31, 2014
Commercial
Commercial & industrial	$264	$240	$88	$592	$209,279	$209,871
Commercial mortgage	400	187	3,390	3,977	395,760	399,737
Commercial construction	-	-	-	-	39,979	39,979
Total commercial	664	427	3,478	4,569	645,018	649,587

Consumer
Residential mortgage	7,504	4,875	3,315	15,694	125,380	141,074
Home equity	-	15	-	15	895	910
Automobile	336	43	78	457	18,538	18,995
Other consumer 1	2,207	1,138	1,049	4,394	167,314	171,708
Total consumer	10,047	6,071	4,442	20,560	312,127	332,687
Total	$10,711	$6,498	$7,920	$25,129	$957,145	$982,274

[1] Comprised of other revolving credit, installment loans, and overdrafts.

Generally, the accrual of interest on a loan is discontinued when principal or interest payments become more than 90 days past due, unless management believes the loan is adequately collateralized and is in the process of collection. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received, except when the ultimate collectability of principal is probable, in which case interest payments are credited to income. Non-accrual loans may be restored to accrual status when principal and interest become current and full repayment is expected. The following table provides information as of March 31, 2015, and December 31, 2014, with respect to loans on non-accrual status, by portfolio type:

	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Non-accrual loans:
Commercial
Commercial & industrial	$1,601	$1,738
Commercial mortgage	8,753	8,869
Total commercial	10,354	10,607

Consumer
Residential mortgage	7,591	7,347
Home equity	45	47
Other consumer [1]	128	106
Total consumer	7,764	7,500
Total non-accrual loans	$18,118	$18,107

[1] Comprised of other revolving credit, installment loans, and overdrafts.

The Bank classifies its loan portfolios using internal credit quality ratings, as discussed above under Allowance for Loan Losses. The following table provides a summary of loans by portfolio type and the Bank’s internal credit quality ratings as of March 31, 2015, and December 31, 2014:

	March 31, 2015	December 31, 2014	Increase (Decrease)
	(Dollars in thousands)
Pass:
Commercial & industrial	$209,106	$208,133	$973
Commercial mortgage	389,673	377,373	12,300
Commercial construction	49,416	39,979	9,437
Residential mortgage	135,721	133,537	2,184
Home equity	836	863	(27)
Automobile	20,269	18,917	1,352
Other consumer	168,910	170,745	(1,835)
Total pass loans	$973,931	$949,547	$24,384

Special Mention:
Commercial & industrial	$3,040	$-	$3,040
Commercial mortgage	9,308	11,476	(2,168)
Commercial construction	-	-	-
Residential mortgage	-	-	-
Home equity	-	-	-
Automobile	-	-	-
Other consumer	-	-	-
Total special mention loans	$12,348	$11,476	$872

Substandard:
Commercial & industrial	$2,048	$1,730	$318
Commercial mortgage	11,981	10,888	1,093
Commercial construction	-	-	-
Residential mortgage	696	428	268
Home equity	-	-	-
Automobile	-	-	-
Other consumer	-	-	-
Total substandard loans	$14,725	$13,046	$1,679

Formula Classified:
Commercial & industrial	$7	$8	$(1)
Commercial mortgage	-	-	-
Commercial construction	-	-	-
Residential mortgage	6,847	7,109	(262)
Home equity	45	47	(2)
Automobile	43	78	(35)
Other consumer	1,123	963	160
Total formula classified loans	$8,065	$8,205	$(140)

Doubtful:
Commercial & industrial	$-	$-	$-
Commercial mortgage	-	-	-
Commercial construction	-	-	-
Residential mortgage	-	-	-
Home equity	-	-	-
Automobile	-	-	-
Other consumer	-	-	-
Total doubtful loans	$-	$-	$-
Total outstanding loans, gross	$1,009,069	$982,274	$26,795

As the above table indicates, the Bank’s total loans approximated $1.01 billion at March 31, 2015, up from $982.3 million at December 31, 2014. The disaggregation of the portfolio by risk rating in the table reflects the following changes between December 31, 2014, and March 31, 2015:

•

Loans rated “pass” increased by $24.4 million to $974.0 million at March 31, 2015, up from $949.5 million at December 31, 2014. The increase is primarily in commercial mortgage loans, which grew by $12.3 million, commercial construction loans, which increased by $9.4 million, residential mortgage loans, which rose by $2.2 million, and automobile loans, which were up by $1.4 million. The increase in commercial mortgage and construction loans is primarily due to various large loans originated in the California region and in Guam. The increase of $2.2 in residential mortgage loans was due to new loans and the rise in automobile loans was primarily due to new dealer loan bookings and an ongoing promotional program. These were partially offset by a decrease in other consumer loans, which fell by $1.8 million due to loan payoffs and paydowns.

•

The “special mention” category was $872 thousand higher at March 31, 2015 than at December 31, 2014. This is attributed to a rise in special mention commercial & industrial loans of $3.0 million, which was due to two loan relationships from “pass” to “special mention”. As a partial offset, “special mention” commercial mortgage loans decreased by $2.2 million as a result of one loan relationship from “special mention” to “substandard”.

•

Loans classified “substandard” increased by $1.7 million to $14.7 million at March 31, 2015, from $13.0 million at December 31, 2014. The increase was mainly in commercial mortgage loans due to one loan relationship from “special mention” to “substandard”. Additionally, “substandard” commercial & industrial loans increased by $318 thousand due to new loan.  Lastly, “substandard” residential mortgage loans increased by $268 thousand due to one loan relationship from “formula classified” to “substandard”.

•	The “formula classified” category decreased by $140 thousand, primarily due to fewer residential mortgage loans falling into this category.
•	There were no loans classified as “doubtful” at either March 31, 2015, or December 31, 2014.

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

The following table sets forth information regarding non-accrual loans and restructured loans, at March 31, 2015, and December 31, 2014:

	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Impaired loans:
Restructured loans:
Non-accruing restructured loans	$8,757	$8,895
Accruing restructured loans	272	1,002
Total restructured loans	9,029	9,897
Other non-accruing impaired loans	9,361	9,212
Total impaired loans	$18,390	$19,109

Impaired loans less than 90 days delinquent and included in total impaired loans	$14,125	$12,417

The table below contains additional information with respect to impaired loans, by portfolio type, for the years ended March 31, 2015, and December 31, 2014:

	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
March 31, 2015, With no related allowance recorded:
Commercial & industrial	$1,676	$3,327	$1,700	$1
Commercial mortgage	8,921	10,679	8,950	-
Commercial construction	-	-	-	-
Residential mortgage	7,620	7,680	7,847	1
Home equity	45	45	45	-
Automobile	-	-	-	-
Other consumer	128	128	124	-
Total impaired loans with no related allowance	$18,390	$21,859	$18,666	$2

March 31, 2015, With an allowance recorded:
Commercial & industrial	$-	$-	$-	$-
Commercial mortgage	-	-	-	-
Commercial construction	-	-	-	-
Residential mortgage	-	-	-	-
Home equity	-	-	-	-
Automobile	-	-	-	-
Other consumer	-	-	-	-
Total impaired loans with no related allowance	$-	$-	$-	$-

December 31, 2014, With no related allowance recorded:
Commercial & industrial	$1,738	$3,432	$2,955	$-
Commercial mortgage	9,039	10,798	8,314	-
Commercial construction	-	-	-	-
Residential mortgage	8,179	8,231	8,244	-
Home equity	47	47	53	-
Automobile	-	-	-	-
Other consumer	106	110	134	-
Total impaired loans with no related allowance	$19,109	$22,618	$19,700	$-

December 31, 2014, With an allowance recorded:
Commercial & industrial	$-	$-	$-	$-
Commercial mortgage	-	-	-	-
Commercial construction	-	-	-	-
Residential mortgage	-	-	-	-
Home equity	-	-	-	-
Automobile	-	-	-	-
Other consumer	-	-	-	-
Total impaired loans with no related allowance	$-	$-	$-	$-

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

Troubled Debt Restructurings

In accordance with FASB’s Accounting Standard Update No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring” (ASU No. 2011-02), the Bank had $9.0 million of troubled debt restructurings (TDRs) as of March 31, 2015. The restructured loans recorded with the Bank have been modified for the purpose of alleviating temporary impairments to the borrower’s financial condition. The modifications that the Bank has extended to borrowers have come in the form of a change in the amortization terms, reduction in the interest rate, and interest-only payments. The workout plan between the borrower and the Bank is designed to provide a bridge for cash flow shortfalls in the near term. As the borrower works through the near term issues, in most cases, the original contractual terms will be reinstated.

Additional information regarding performing and nonperforming TDRs at March 31, 2015 and December 31, 2014 is set forth in the following table:

		Pre-Modification Outstanding	Post-Modification Outstanding	Outstanding Balance
	Number of Loans	Recorded Investment	Recorded Investment	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Performing
Residential mortgage	2	$258	$258	$197	$832
Commercial mortgage	1	75	75	75	170
Automobile	-	-	-	-	-
Consumer	-	-	-	-	-
Total Performing	3	333	333	272	1,002
Nonperforming
Residential mortgage	-	$-	$-	$-	$-
Commercial mortgage	12	15,735	14,420	8,757	8,895
Automobile	-	-	-	-	-
Consumer	-	-	-	-	-
Total Nonperforming	12	$15,735	$14,420	$8,757	$8,895
Total Troubled Debt Restructurings (TDRs)	15	$16,068	$14,753	$9,029	$9,897

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of March 31, 2015, and December 31, 2014, the Bank met all capital adequacy requirements to which it is subject.

As of March 31, 2015, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. Effective January 1, 2015, the minimum regulatory standards for Tier 1 risk weighted capital were increased from 4.00% to 6.00% to be deemed adequately capitalized and from 6.00% to 8.00% to be deemed well capitalized, and Bank of Guam continues to exceed the well capitalized standard in this measure.

Also effective January 1, 2015, a new capital adequacy standard was implemented. The new Common Equity Tier 1 Capital (to risk weighted assets) ratio was established to ensure that core common equity (excluding non-voting shares and preferred stock), a more narrow measure of capitalization, is sufficient to maintain the safety and soundness of financial institutions. The Bank also exceeds the well capitalized standard under this measure.

There are no conditions or events since the notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of March 31, 2015, and December 31, 2014, are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2015:
Total capital (to Risk Weighted Assets)	$118,203	12.16%	$77,787	8.00%	$97,234	10.00%
Tier 1 capital (to Risk Weighted Assets)	$106,038	10.91%	$58,340	6.00%	$77,787	8.00%
Tier 1 capital (to Average Assets)	$106,038	7.21%	$58,841	4.00%	$73,551	5.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$106,038	10.91%	$43,755	4.50%	$63,202	6.50%

At December 31, 2014:
Total capital (to Risk Weighted Assets)	$114,606	11.83%	$77,504	8.00%	$96,881	10.00%
Tier 1 capital (to Risk Weighted Assets)	$102,486	10.58%	$38,752	4.00%	$58,128	6.00%
Tier 1 capital (to Average Assets)	$102,486	7.01%	$58,520	4.00%	$73,150	5.00%

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

A summary of financial instruments with off-balance-sheet risk at March 31, 2015, and December 31, 2014, is as follows:

	March 31, 2015	December 31, 2014
Commitments to extend credit	$128,864	$134,525
Letters of credit:
Standby letters of credit	$47,653	$48,451
Other letters of credit	3,040	2,684
Total	$50,693	$51,135

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

The Bank considers its standby and other letters of credit to be payment guarantees. At March 31, 2015, the maximum undiscounted future payments that the Bank could be required to make for all outstanding letters of credit were $50.7 million. All of these arrangements mature within one year. The Bank has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized; however, several are unsecured. The Bank had not recorded any liabilities associated with these guarantees at March 31, 2015.

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

A valuation allowance of $2.3 million has been provided at March 31, 2015, to reduce the deferred tax asset because, in management’s opinion, it is more likely than not that less than the entire amount will be realized. The portion of the deferred tax asset with valuation allowance is attributable to a net operating loss carry forward from the Bank’s California operations. The benefit of the net operating loss has already been realized as a result of the Guam income tax code.

The difference between the effective income tax expense and the income tax expense computed at the Guam statutory rate was due to nontaxable interest income earned on loans to the Government of Guam for each of the years ended December 31, 2014 and 2013.

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

Financial assets measured at fair value on a recurring basis as of March 31, 2015, and December 31, 2014, are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At March 31, 2015
U.S. treasury notes and bonds	$96,349	$-	$-	$96,349
U.S. government agency and sponsored enterprise (GSE) debt securities	-	-	-	-
U.S. government agency pool securities	-	47,151	-	47,151
U.S. government agency or GSE	-	54,070	-	54,070
Other assets:
MSRs	-	-	1,489	1,489
Total assets	$96,349	$101,221	$1,489	$199,059

At December 31, 2014
U.S. treasury notes and bonds	$55,512	$-	$-	$55,512
U.S. government agency and sponsored enterprise (GSE) debt securities	-	45,053	-	45,053
U.S. government agency pool securities	-	49,871	-	49,871
U.S. government agency or GSE	-	80,121	-	80,121
Other assets:
MSRs	-	-	1,405	1,405
Total assets	$55,512	$175,045	$1,405	$231,962

There were no liabilities measured at fair value on a recurring basis as of March 31, 2015, and December 31, 2014.

During the periods ended March 31, 2015, and December 31, 2014, the changes in Level 3 assets measured at fair value on a recurring basis are as follows:

	March 31, 2015	December 31, 2014

Beginning balance	$1,405	$1,354
Additions	265	134
Payoffs	(181)	(83)
Ending balance	$1,489	$1,405

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

There were no transfers into or out of the Bank’s Level 3 financial assets for the periods ended March 31, 2015, and December 31, 2014.

Fair Value on a Nonrecurring Basis

Under certain circumstances, the Bank makes adjustments to fair value for assets and liabilities even though they are not measured at fair value on an ongoing basis. The following table presents the financial instruments carried on the consolidated statements of condition by caption and by level in the fair value hierarchy at March 31, 2015, and December 31, 2014, for which a nonrecurring change in fair value has been recorded:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2015
Financial assets:
Loans, net
Impaired loans	$-	$-	$132	$132

Other assets
Other real estate owned	$-	$-	$4,024	$4,024

December 31, 2014
Financial assets:
Loans, net
Impaired loans	$-	$-	$140	$140

Other assets
Other real estate owned	$-	$-	$4,454	$4,454

During the quarter ended March 31, 2015, one loan was identified as being collateral deficient in the amount of $2 thousand from its carrying value of $132 thousand and was charged down. The fair value of loans subject to write downs are estimated using the appraised value of the underlying collateral, discounted as necessary due to management’s estimates of changes in economic conditions, less the estimated costs of selling the assets.

Additionally, the Bank also makes adjustments to nonfinancial assets and liabilities even though they are not measured at fair value on an ongoing basis. The Bank does not have nonfinancial assets or liabilities for which a nonrecurring change in fair value has been recorded during the periods ended March 31, 2015, and December 31, 2014.

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

If quoted market prices are not available, the Bank estimates fair values using pricing models and discounted cash flows that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, and credit spreads. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include U.S. GSE obligations, corporate bonds, and other securities. Mortgage-backed securities are included in Level 2 if observable inputs are available. In certain cases where there is limited activity or less transparency around inputs to the valuation, the Bank would classify those securities in Level 3. At March 31, 2015, and December 31, 2014, the Bank did not have any Level 3 securities.

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

Fair Value of Other Financial Instruments

The estimated fair values of the Bank’s other financial instruments, excluding those assets recorded at fair value on a recurring basis on the Bank’s consolidated statements of condition, are as follows:

		Estimated fair value
	Carrying Amount	Level 1	Level 2	Level 3
March 31, 2015	(Dollar in thousand)
Financial assets:
Cash and cash equivalents	$125,374	$125,374	$-	$-
Restricted cash	400	400	-	-
Investment securities held-to-maturity	103,184	-	105,927	-
Loans	993,762	-	-	985,359
Total	$1,222,720	$125,774	$105,927	$985,359

Financial liabilities:
Deposits	1,363,313	-	-	1,359,318
Total	$1,363,313	$-	$-	$1,359,318

December 31, 2014	(Dollar in thousand)
Financial assets:
Cash and cash equivalents	$105,908	$105,908	$-	$-
Restricted cash	400	400	-	-
Investment securities held-to-maturity	105,280	-	107,008	-
Loans	967,393	-	-	964,171
Total	$1,178,981	$106,308	$107,008	$964,171

Financial liabilities:
Deposits	$1,355,514	$-	$-	$1,346,624
Total	$1,355,514	$-	$-	$1,346,624

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

Summary of Operating Results

The following table provides unaudited comparative information with respect to our results of operations for the three-month periods ended March 31, 2015 and 2014, respectively:

(unaudited)	Three Months Ended March 31,
(dollars in thousands)	2015 Amount	2014 Amount	% Change

Interest income	$16,855	$16,231	3.8%
Interest expense	516	1,175	-56.1%
Net interest income before provision for loan losses	16,339	15,056	8.5%
Provision for loan losses	1,125	900	25.0%
Net interest income after provision for loan losses	15,214	14,156	7.5%
Non-interest income	2,137	2,468	-13.4%
Non-interest expense	13,961	13,622	2.5%
Income before income taxes	3,390	3,002	12.9%
Income tax expense	903	875	3.2%
Net income	$2,487	$2,127	16.9%

Net income per common share
Basic net income	$0.28	$0.24
Diluted net income	$0.28	$0.24

As the above table indicates, our net income increased in the three months ended March 31, 2015, as compared to the corresponding period in 2014. In the three months ended March 31, 2015, we recorded net income after taxes of $2.5 million, an increase of $360 thousand (or 16.9%) as compared to the same period in 2014. These results were most significantly impacted by: (i) much higher net interest income, which increased by $1.3 million, partially offset by a decrease of $331 thousand in non-interest income; and, (ii) an increase of $339 thousand in non-interest expense. The increase in net interest income was due to an increase in total interest income of $624 thousand, generated primarily by increased earnings on our loan portfolio, and the reduction in total interest expense by $659 thousand that resulted from paying lower interest rates on money market and savings accounts. The increase in non-interest expenses in the three months ended March 31, 2015, as compared to the same period in 2014, was largely attributed to an increase in salaries and employee benefits expenses, which went up by $280 thousand.

The following table shows the increase in our net interest margin and indicates the impact that the increase in our operating results in the three months ended March 31, 2015, had on our annualized returns on average assets and average equity during that period, as compared to the first three months of 2014:

	Three Months Ended March 31,
	2015	2014
Net interest margin	4.64%	4.60%
Return on average assets	0.67%	0.62%
Return on average equity	9.60%	8.99%

Critical Accounting Policies

The Company’s significant accounting policies are set forth in Note 2 in the Notes to the Company’s Annual Report on Form 10-K for 2014 filed with the SEC on March 17, 2015, and Note 2 of Item 1 in this report. Our unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and general practices in the banking industry. Certain of those accounting policies are considered critical accounting policies because they require us to make assumptions and judgments regarding circumstances or trends that could affect the carrying values of our material assets, such as assumptions regarding economic conditions or trends that could impact our ability to fully collect our outstanding loans or ultimately realize the carrying values of certain of our other assets, such as securities that are available for sale. If adverse changes were to occur in the events, trends or other circumstances on which our assumptions or judgments have been based, or other unanticipated events were to happen that might affect our operating results, it could become necessary under GAAP for us to reduce the carrying values of the affected assets on our Statement of Condition. In addition, because reductions in the carrying values of assets are sometimes effectuated by or require charges to income, such reductions also may have the effect of reducing our income. The following is a brief description of the Company’s current accounting policies involving significant valuation judgments:

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

The following table sets forth our interest income, interest expense and net interest income, and our annualized net interest margin for the three-month periods ended March 31, 2015 and 2014, respectively:

	Three months ended March 31,
(dollars in thousands)	2015 Amount	2014 Amount	% Change
Interest income	$16,855	$16,231	3.84%
Interest expense	516	1,175	-56.09%
Net interest income	$16,339	$15,056	8.52%

Net interest margin	4.64%	4.60%	0.04%

Net interest income increased by 8.5% for the three months ended March 31, 2015, as compared to the corresponding period in 2014.

For the three months ended March 31, 2015, net interest income rose by $1.3 million as compared to the same period in 2014. Total interest income increased by $624 thousand, principally because of an $803 thousand increase in interest earned on loans, partially offset by a $171 thousand decrease in interest income from securities investments. The increase in net interest income was reinforced by a $659 thousand decrease in total interest expense that was predominantly due to a decrease of $655 thousand in the interest paid on money market and savings account deposits after the Bank reduced the interest rates that it pays on those accounts.

Average Balances

Distribution, Rate and Yield

The following table sets forth information regarding our average balance sheet, annualized yields on interest-earning assets and interest rates on interest-bearing liabilities, the interest rate spread and the interest rate margin for the three month period ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015			2014
	Average Balance	Interest Earned/Paid	Average Yield/Rate	Average Balance	Interest Earned/Paid	Average Yield/Rate
Interest earning assets:
Short term investments[1]	$100,948	$35	0.14%	$106,488	$43	0.16%
Federal Funds sold	5,000	2	0.12%	5,000	2	0.12%
Investment Securities²	304,192	1,077	1.42%	308,962	1,248	1.62%
Loans³	999,651	15,741	6.30%	887,985	14,938	6.73%
Total earning assets	1,409,791	16,855	4.78%	1,308,435	16,231	4.96%
Noninterest earning assets	68,863			66,138
Total Assets	$1,478,654			$1,374,573
Interest-bearing liabilities:
Interest-bearing checking accounts	$143,074	$40	0.11%	$129,872	$36	0.11%
Money market and savings accounts	776,910	435	0.22%	754,158	1,090	0.58%
Certificates of deposit	51,769	41	0.32%	50,361	49	0.39%
Other borrowings	-	-	0.00%	-	-	0.00%
Total interest-bearing liabilities	971,753	516	0.21%	934,391	1,175	0.50%
Non-interest bearing liabilities	403,230			345,513
Total Liabilities	1,374,983			1,279,904
Stockholders’ equity	103,671			94,669
Total Liabilities and Stockholders’ Equity	$1,478,654			$1,374,573

Net interest income		$16,339			$15,056

Interest rate spread			4.57%			4.46%
Net interest margin			4.64%			4.60%

(¹)	Short term investments consist of interest-bearing deposits that we maintain with other financial institutions.
(2)	Includes all investment securities in the Available-for-Sale and the Held-to-Maturity classifications.
(3)	Loans include the average balance of non-accrual loans.

For the three months ended March 31, 2015, our total average earning assets increased by $101.4 million as compared to the same period in 2014, attributed entirely to the $111.7 million increase in our average loan portfolio, offset by the $5.5 million decrease in average short term investments and the $4.8 million decrease in our investment securities portfolio. The overall year-over-year growth in our average earning assets was the result of continued growth in our deposit base and an increase in non-interest bearing liabilities. In the three month period ended March 31, 2015, average interest-bearing liabilities increased by $37.4 million in comparison to the first quarter of 2014, based entirely upon an increase of $37.4 million in average total deposits, which was comprised of an increase in average interest-bearing money market and savings accounts by $22.8 million, an increase in average interest-bearing checking accounts by $13.2 million, and a $1.4 million increase in interest-bearing certificates of deposit. The Bank had no other borrowings during the first three months of 2015. The increase of $57.7 million in non-interest bearing liabilities resulted in an overall increase of $95.1 million in average total liabilities. During the first quarter of 2015, average stockholders’ equity increased by $9.0 million in comparison to the year-earlier period.

Our net interest rate spread increased by 0.11% and our net interest margin increased by 0.04% in the three months ended March 31, 2015, as compared to the same period in 2014. The increase in our interest rate spread is primarily attributed to the 0.29% decrease in the average cost of interest-bearing liabilities, predominantly due to the decrease of 0.35% in the cost of money market and savings accounts. The decrease in our cost of funds was partially offset by the 0.18% decrease in our yield on earning assets, which was due to a 0.43% drop in the yield on our average loan portfolio and a decrease of 0.20% in the yield on our investment securities portfolio. The 0.04% increase in our net interest margin resulted from the 8.52% increase in our net interest income exceeding the 7.75% increase in our total interest-earning assets.

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

If management determines that it is necessary to increase the allowance for loan losses, a provision for loan losses is taken from current income and assigned to the allowance. For the three-month period ended March 31, 2015, the Bank’s provision for loan losses was $1.1 million, which was $225 thousand more than during the corresponding period of 2014. Management believes that the provision for loan losses was sufficient to provide for the incremental adjustment to the risk of loss inherent with the increase in the average loan portfolio by $111.7 million, from $888.0 million for the three months ended March 31, 2014, to $999.7 million for the three months ended March 31, 2015. By comparison, we recorded net loan charge-offs of $680 thousand for the three month period ended March 31, 2015, and the allowance for loan losses at March 31, 2015, stood at $13.0 million or 1.29% of total gross loans outstanding as of the balance sheet date. See “Analysis of Allowance for Loan Losses” in the Financial Condition Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Non-Interest Income

The table below represents the major components of non-interest income and the changes therein for the three-month periods ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015 Amount	2014 Amount	Amount Change	Percent Change
	(Dollars in thousands)
Non-interest Income
Service charges and fees	$1,018	$1,109	$(91)	-8.2%
Investment securities losses, net	(34)	-	(34)	0.0%
Income from merchants	68	529	(461)	-87.1%
Income from cardholders	384	107	277	258.9%
Trustee fees	70	53	17	32.1%
Other income	631	670	(39)	-5.8%
Total non-interest income	$2,137	$2,468	$(331)	-13.4%

For the three months ended March 31, 2015, non-interest income totaled $2.1 million, which represented a decrease of $331 thousand as compared to the same period in 2014. The decline is primarily attributed to the $461 thousand decrease in net income from merchants that resulted from an increase in network costs without a corresponding increase in merchant revenues, partially offset by a $277 thousand increase in our income from cardholders, which was primarily due to a decrease in card processing fees.

Non-interest Expense

The table below represents the major components of non-interest expense and the changes for the three-month periods ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015 Amount	2014 Amount	Amount Change	Percent Change
	(Dollars in thousands)
Non-Interest Expense:
Salaries & employee benefits	$6,797	$6,517	$280	4.30%
Occupancy	1,646	1,673	(27)	-1.61%
Depreciation	1,481	1,530	(49)	-3.20%
Insurance	423	418	5	1.20%
Telecommunications	364	366	(2)	-0.55%
FDIC insurance assessment	315	256	59	23.05%
Professional services	460	473	(13)	-2.75%
Contract services	404	368	36	9.78%
Other real estate owned	18	5	13	260.00%
Stationery & supplies	166	198	(32)	-16.16%
Training & education	171	126	45	35.71%
General, administrative & other	1,716	1,692	24	1.42%
Total Non-Interest Expenses	$13,961	$13,622	$339	2.49%

For the three months ended March 31, 2015, non-interest expense totaled $14.0 million, which represented a $339 thousand increase as compared to the same period in 2014. The increase is primarily attributed to the $280 thousand increase in salaries and employee benefits, supplemented by a $59 thousand increase in the FDIC Insurance assessment. The increase in salaries and employee benefits was due to normal, recurring merit increases in salaries and an increase in the number of full-time equivalent employees needed to accommodate the rise in the size of the Bank. The increase in the FDIC insurance assessment resulted from the growth and changes in the composition of the Bank’s deposit base.

Income Tax Expense

For the three months ended March 31, 2015, the Bank recorded income tax expense of $903 thousand. This compares to the $875 thousand in income tax expenses recorded for the corresponding period in 2014. The increase is the result of the Bank’s $388 thousand rise in overall pre-tax profits as compared to the same period in 2014.

Financial Condition

Assets

As of March 31, 2015, total assets were $1.48 billion, an increase of 0.7% from the $1.47 billion at December 31, 2014. This $10.9 million increase is comprised of the $26.4 million growth in our net loan portfolio, the $17.7 million rise in our interest bearing deposits in banks, the $1.8 million increase in cash and due from banks, and the $677 thousand jump in our accrued interest receivable. These increases were offset by a decrease of $35.1 million in our investment securities portfolio, a $342 thousand decline in other assets and a reduction of $175 thousand in the net value of our premises and equipment. The shift in the composition of our assets away from investment securities and toward loans was in response to the higher earning opportunities that loans represent, while the increase in cash and cash equivalents was attributed to liquidation of investment securities for our liquidity funding needs. The overall $10.9 million increase in total assets was funded by an increase of $7.8 million in total deposits and a $783 thousand increase in other liabilities, and resulted in a $2.3 million increase in total stockholders’ equity.

Interest-Earning Assets

The following table sets forth the composition of our interest-earning assets at March 31, 2015, as compared to December 31, 2014:

(dollars in thousands)	March 31, 2015	December 31, 2014	Variance
Interest-earning deposits with financial institutions	$97,148	$79,446	$17,702
Federal Funds sold	5,000	5,000	-
Federal Home Loan Bank stock, at cost	2,067	2,067	-
Investment securities available for sale	197,570	230,557	(32,987)
Investment securities held to maturity	103,184	105,280	(2,096)
Loans (net of allowances of $12,971 and $12,526 and deferred fees of $2,336 and $2,355)	993,762	967,393	26,369
Total interest-earning assets	$1,398,731	$1,389,743	$8,988

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

A summary of the balances of loans at March 31, 2015, and December 31, 2014, follows:

	March 31, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial
Commercial & industrial	$214,201	21.2%	$209,871	21.4%
Commercial mortgage	410,961	40.7%	399,737	40.7%
Commercial construction	49,416	4.9%	39,979	4.1%
Total commercial	674,578	66.9%	649,587	66.1%
Consumer
Residential mortgage	143,265	14.2%	141,074	14.4%
Home equity	881	0.1%	910	0.1%
Automobile	20,312	2.0%	18,995	1.9%
Other consumer loans[1]	170,033	16.9%	171,708	17.5%
Total consumer	334,491	33.1%	332,687	33.9%
Gross loans	1,009,069	100.0%	982,274	100.0%
Deferred fee (income) costs, net	(2,336)		(2,355)
Allowance for loan losses	(12,971)		(12,526)
Loans, net	$993,762		$967,393

1 Comprised of other revolving credit, installment loans, and overdrafts.

At March 31, 2015, total gross loans increased by $26.8 million to $1.01 billion, up from $982.3 million at December 31, 2014. The increase in loans is largely attributed to a $25.0 million increase in commercial loans to $674.6 million at March 31, 2015, from $649.6 million at December 31, 2014. The increase in total commercial loans was due to the $11.2 million growth in the commercial mortgage loan portfolio, supplemented by the $9.4 million increase in commercial construction loans and the $4.3 million rise in commercial & industrial loans. There was a $1.8 million increase in consumer loans, to $334.5 million at March 31, 2015, up from $332.7 million at December 31, 2014. The increase in consumer loans was due to a $2.2 million increase in residential mortgage loans and a $1.3 million increase in automobile loans, partially offset by a $1.7 million decrease in other consumer loans.

At March 31, 2015, loans outstanding were comprised of approximately 66.43% variable rate loans and 33.57% fixed rate loans.

Since it first opened in 1972, the Bank has expanded its operations and its branch network, first in Guam, then in the other islands of our region and in San Francisco, California. In the interests of enhancing performance and stability through market and industry diversification, the Bank has increased its focus on growth in the San Francisco area in recent years, adding personnel with experience and expertise in the Bay Area. The following table provides figures for loans in the Bank’s administrative regions for the years ending December 31, 2013 and 2014, and the quarter ending March 31, 2015:

	At December 31,		At March 31,
	2013	2014	2015
Guam	$550,380	$631,889	$638,294
Commonwealth of the Northern Mariana Islands	$66,252	$66,055	$69,927
The Freely Associated States of Micronesia *	$41,030	$47,227	$47,268
California	$203,221	$222,222	$238,273
Total	$860,883	$967,393	$993,762
*	The Freely Associated States are comprised of the Federated States of Micronesia (Chuuk, Kosrae, Pohnpei and Yap), the Republic of Palau and the Republic of the Marshall Islands.

As the table indicates, the Bank’s total net loans increased by 2.7% during the first quarter of 2015 and by 12.4% during 2014. By way of comparison, loans in the California region increased by 7.2% during the first quarter of 2015 and by 9.3% during 2014. While the Bank’s overall loan portfolio continues to grow, the California region accounted for 17.8% of that growth during 2014, and 60.9% of loan growth for the three months ended March 31, 2015, providing continued support for the expansion of the Bank.

Interest-Earning Deposits and Investment Securities

In the current lending and interest rate environment, and in order to maintain sufficient liquidity in the ordinary course of business, the Bank held $97.1 million in interest-earning deposits with financial institutions at March 31, 2015, an increase of $17.7 million, or 22.3%, from the $79.4 million in such deposits at December 31, 2014. From December 31, 2014, to March 31, 2015, the Bank’s combined investment portfolio decreased by $35.1 million, or 10.4%, from $337.9 million to $302.8 million. The reallocation of assets away from the investment portfolio was comprised of a $33.0 million decrease in the available for sale securities that we hold, which dropped by 14.3%, from $230.6 million to $197.6 million, supplemented by a $2.1 million decrease in held to maturity securities, which declined by 2.0%, from $105.3 million to $103.2 million. A substantial portion of the funds from the investment securities sold were converted into higher yielding loans.

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

The following table contains information regarding our nonperforming assets as well as restructured loans as of March 31, 2015, and December 31, 2014.

	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Non-accrual loans:
Commercial & industrial	$1,601	$1,738
Commercial mortgage	8,753	8,869
Residential mortgage	7,591	7,347
Home equity	45	47
Other consumer 1	128	106
Total non-accrual loans	$18,118	$18,107
Loans past due 90 days and still accruing:
Commercial & industrial	$-	$-
Commercial mortgage	-	-
Commercial construction	-	-
Residential mortgage	-	171
Home equity	-	-
Automobile	43	78
Other consumer	995	978
Total loans past due 90 days and still accruing	$1,038	$1,227
Total nonperforming loans	$19,156	$19,334
Other real estate owned (OREO):
Commercial real estate	$2,999	$2,999
Residential real estate	$1,025	$1,455
Total other real estate owned	$4,024	$4,454
Other nonperforming assets:
Other assets owned	$-	$-
Asset backed security	-	-
Total other nonperforming assets	$-	$-
Total nonperforming assets	$19,156	$19,334
Restructured loans:
Accruing loans	$272	$1,002
Non-accruing loans (included in nonaccrual loans above)	8,757	8,895
Total restructured loans	$9,029	$9,897

The above table indicates that nonperforming loans decreased by $178 thousand during the three months ended March 31, 2015, which resulted primarily from the decrease in loans past due 90 days and still accruing by $189 thousand to $1.0 million, down from $1.2 million at December 31, 2014. This decrease is largely attributed to the elimination of $171 thousand in the residential mortgage category.

At March 31, 2015, the Bank’s largest nonperforming loans consist of two commercial loan relationships in the amount of $4.6 million, both of which are located in Guam and secured by real estate. These loans were placed on non-accrual due to deficiencies in their cash flow to service the monthly loan payments and meet operating expenses. At this time, management believes that the allowance for loan losses is adequate to cover these loans; however, should property values deteriorate, additional write-downs or additional provisions may be necessary.

Analysis of Allowance for Loan Losses

The Allowance for Loans Losses was $13.0 million, or 1.29% of outstanding gross loans as of March 31, 2015, as compared to $12.5 million or 1.28% of outstanding gross loans at December 31, 2014.

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

The following table summarizes the changes in our allowance for loan losses.

	Commercial	Residential Mortgages	Consumer	Total
	(Dollars in thousands)
Three Months Ended March 31, 2015
Allowance for loan losses:
Balance at beginning of period	$5,538	$1,590	$5,398	$12,526
Charge-offs	(31)	(7)	(999)	$(1,037)
Recoveries	8	19	330	$357
Provision	292	10	823	$1,125
Balance at end of period	$5,807	$1,612	$5,552	$12,971

Allowance balance at end of quarter related to:
Loans individually evaluated for impairment	$-	$-	$-	$-
Loans collectively evaluated for impairment	$5,807	$1,612	$5,552	$12,971

Loan balances at end of quarter:
Loans individually evaluated for impairment	$10,597	$7,665	$128	$18,390
Loans collectively evaluated for impairment	663,981	136,481	190,217	990,679
Ending Balance	$674,578	$144,146	$190,345	$1,009,069

At December 31, 2014
Allowance for loan losses:
Loans individually evaluated for impairment	$-	$-	$-	$-
Loans collectively evaluated for impairment	$5,538	$1,590	$5,398	$12,526

Loan balances at end of year:
Loans individually evaluated for impairment	$10,777	$8,226	$106	$19,109
Loans collectively evaluated for impairment	638,810	133,758	190,597	963,165
Ending Balance	$649,587	$141,984	$190,703	$982,274

Total Cash and Cash Equivalents

Total cash and cash equivalents were $125.4 million and $105.9 million at March 31, 2015, and December 31, 2014, respectively. This balance, which is comprised of cash and due from bank balances, federal funds sold and interest-bearing deposits that we maintain at other financial institutions (including the Federal Reserve Bank of San Francisco) will vary depending on daily cash settlement activities, the amount of highly liquid assets needed based on known events such as the repayment of borrowings, and actual cash on hand in the Bank’s branches. The increase in the balance during the period was primarily due to an increase of $7.8 million in total deposits, supplemented by a $2.3 million increase in shareholders’ equity, partially offset by a $35.1 million decrease in investment securities and a $26.4 million increase in net loans.

The following table sets forth the composition of our cash and cash equivalent balances at March 31, 2015, and December 31, 2014:

(dollars in thousands)	March 31, 2015	December 31, 2014	Variance
Cash and due from banks	$23,626	$21,862	$1,764
Federal funds sold	5,000	5,000	-
Interest-bearing deposits with financial institutions	96,748	79,046	17,702
Total cash and cash equivalents	$125,374	$105,908	$19,466

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

At March 31, 2015, the carrying value of the investment securities portfolio totaled $302.8 million, which represents a $35.1 million decrease from the portfolio balance of $337.9 million at December 31, 2014. The table below sets forth the composition of our investment securities portfolio at March 31, 2015, and December 31, 2014:

The amortized cost and fair value of investment securities, with gross unrealized gains and losses, follows:

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$95,708	$641	$-	$96,349
U.S. government agency pool securities	47,929	70	(848)	47,151
U.S. government agency or GSE mortgage-backed securities	54,070	166	(166)	54,070
Total	$197,707	$877	$(1,014)	$197,570
Securities Held-to-Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$44,399	$1,441	$(7)	$45,833
U.S. government agency pool securities	17,621	39	(51)	17,609
U.S. government agency or GSE mortgage-backed securities	41,164	1,321	-	42,485
Total	$103,184	$2,801	$(58)	$105,927

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$100,679	$70	$(185)	$100,564
U.S. government agency pool securities	50,581	87	(797)	49,871
U.S. government agency or GSE mortgage-backed securities	80,281	211	(370)	80,122
Total	$231,541	$368	$(1,352)	$230,557
Securities Held-to-Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$44,346	$983	$(211)	$45,118
U.S. government agency pool securities	18,121	50	(60)	18,111
U.S. government agency or GSE mortgage-backed securities	42,813	975	(9)	43,779
Total	$105,280	$2,008	$(280)	$107,008

At March 31, 2015, and December 31, 2014, investment securities with a carrying value of $190.0 million and $206.9 million, respectively, were pledged to secure various government deposits and other public requirements.

The amortized cost and fair value of investment securities by contractual maturity at March 31, 2015, and December 31, 2014, follows:

	March 31, 2015
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$-	$-	$-	$-
Due after one but within five years	90,793	91,404	23,758	24,135
Due after five but within ten years	20,806	20,681	50,461	52,392
Due after ten years	86,108	85,485	28,965	29,400
Total	$197,707	$197,570	$103,184	$105,927

	December 31, 2014
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$-	$-	$-	$-
Due after one but within five years	104,635	104,590	23,751	23,829
Due after five but within ten years	32,311	32,333	51,214	52,585
Due after ten years	94,595	93,634	30,315	30,594
Total	$231,541	$230,557	$105,280	$107,008

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at March 31, 2015, and December 31, 2014.

	March 31, 2015
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
Securities Available for Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$-	$-	$-	$-	$-	$-
U.S. government agency pool securities	(136)	3,643	(712)	32,722	(848)	36,365
U.S. government agency or GSE mortgage- backed securities	(36)	9,533	(130)	16,546	(166)	26,079
Total	$(172)	$13,176	$(842)	$49,268	$(1,014)	$62,444

Securities Held to Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$(7)	$12,055	$-	$-	$(7)	$12,055
U.S. government agency pool securities	(45)	10,551	(6)	274	(51)	10,825
U.S. government agency or GSE mortgage- backed securities	-	-	-	-	-	-
Total	$(52)	$22,606	$(6)	$274	$(58)	$22,880

	December 31, 2014
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
Securities Available for Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$(185)	$52,587	$-	$-	$(185)	$52,587
U.S. government agency pool securities	(96)	5,622	(701)	35,011	(797)	40,633
U.S. government agency or GSE mortgage- backed securities	-	-	(371)	45,274	(371)	45,274
Total	$(281)	$58,209	$(1,072)	$80,285	$(1,353)	$138,494

Securities Held to Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$(211)	$15,948	$-	$-	$(211)	$15,948
U.S. government agency pool securities	(54)	10,780	(6)	280	(60)	11,060
U.S. government agency or GSE mortgage- backed securities	(9)	6,356	-	-	(9)	6,356
Total	$(274)	$33,084	$(6)	$280	$(280)	$33,364

The Company does not believe that any of the investment securities that were in an unrealized loss position as of March 31, 2015, which comprised a total of 34 securities, were other-than-temporarily impaired. Specifically, the 34 securities are comprised of the following: 21 Small Business Administration (SBA) Pool securities, 8 mortgage-backed securities issued by the Government National Mortgage Association (GNMA), and 5 U.S. Treasuries.

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

Deposits

At March 31, 2015, total deposits increased by $7.8 million to $1.36 billion as compared to $1.36 billion in total deposits at December 31, 2014. Interest-bearing deposits increased by $18.8 million to $983.2 million at March 31, 2015, up from $964.4 million at December 31, 2014, while non-interest bearing deposits decreased by $11.0 million to $380.1 million at March 31, 2015, from $391.1 million at December 31, 2014. The 0.6% increase in total deposits was primarily due to improvements in general economic conditions and competitive factors, but was attenuated by a reduction in the interest rate paid of money market and savings deposits.

The following table sets forth the composition of our interest-bearing deposit portfolio with the average balances and average interest rates for the three months ending March 31, 2015, and March 31, 2014, respectively:

	Three Months Ending March 31,
	2015		2014
(dollars in thousands)	Average balance	Average rate	Average balance	Average rate
Interest-bearing deposits:
Interest-bearing checking accounts	$143,074	0.11%	$129,872	0.11%
Money market and savings accounts	776,910	0.22%	754,158	0.58%
Certificates of deposit	51,769	0.32%	50,361	0.39%
Total interest-bearing deposits	$971,753	0.21%	$934,391	0.50%

As mentioned earlier, the Bank has expanded its operations and its branch network since it first opened in 1972, first in Guam, then in the other islands of our region and in San Francisco, California. As time has passed, the Bank has gathered market share in each of the islands. In recent years, in order to diversify its geographic market, the Bank has increased its focus on growth in the San Francisco area. The following table provides figures for deposits in the Bank’s administrative regions for the years ending December 31, 2013 and 2014, and the quarter ending March 31, 2015:

	At December 31,		At March 31,
	2013	2014	2015
Guam	$645,056	$792,378	$782,577
Commonwealth of the Northern Mariana Islands	$207,402	$230,654	$234,814
The Freely Associated States of Micronesia *	$254,900	$285,509	$287,512
California	$76,087	$46,973	$58,410
Total	$1,183,445	$1,355,514	$1,363,313
*	The Freely Associated States are comprised of the Federated States of Micronesia (Chuuk, Kosrae, Pohnpei and Yap), the Republic of Palau and the Republic of the Marshall Islands.

During the first quarter of 2015, the Bank’s deposits increased by $7.8 million, or 0.6%, while in the full year of 2014, deposits increased by a total of $172.1 million. Our branches in Guam experienced a decrease of $9.8 million in deposits during the first three months of 2015, while our CNMI branches provided an additional $4.2 million. Our California region deposits resumed their growth, contributing an additional $11.4 million, but our deposits in the Freely Associated States grew only modestly, by $2.0 million, or 0.7%. The substantial growth in San Francisco deposits is generally due to strong economic conditions there, as well as the active expansion of the Bank in the California region.

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

At March 31, 2015, and December 31, 2014, the Company had no short-term borrowings.

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

At March 31, 2015, our liquid assets, which include cash and due from banks, federal funds sold, interest-earning deposits with financial institutions (excluding restricted cash), and investment securities available for sale totaled $322.9 million, down $13.5 million from $336.5 million at

December 31, 2014. This decrease is comprised entirely of the $33.0 million decrease in available for sale securities, offset by an increase of $17.7 million in interest-bearing deposits in banks and an increase of $1.8 million in cash and due from banks.

Contractual Obligations

The Bank utilizes facilities, equipment and land under various operating leases with terms, including renewal options, ranging from 1 to 99 years. Some of these leases include scheduled rent increases. The total amount of the rent is being debited to expense on the straight-line method over the lease terms in accordance with ASC Topic 840 “Leases”. The Bank has recorded a deferred obligation of $833 thousand and $820 thousand as of March 31, 2015, and December 31, 2014, respectively, which has been included within other liabilities to reflect the excess of rent expense over cash paid on the leases.

At March 31, 2015, annual lease commitments under the above non-cancelable operating leases were as follows:

Years ending December 31,
2015	$195
2016	1,203
2017	977
2018	762
2019 and Thereafter	17,888
Total	$21,025

The Bank leases certain facilities from two separate entities in which two of its directors have separate ownership interests. Lease payments made to these entities during the three months ended March 31, 2015, and the twelve months ended December 31, 2014, approximated $93 thousand and $370 thousand, respectively.

Additionally, the Bank leases office space to third parties, with original lease terms ranging from 3 to 5 years with option periods ranging up to 15 years. At March 31, 2015, minimum future rents to be received under non-cancelable operating sublease agreements were $148, $55, and $0 thousand for the periods ending December 31, 2015, 2016 and, 2017, respectively.

A summary of rental activities for the three-month periods ended March 31, 2015 and 2014, is as follows:

	March 31, 2015	March 31, 2014
Rent expense	$623	$604
Less: sublease rentals	68	68
Net rent expense	$555	$536

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

A summary of financial instruments with off-balance-sheet risk at March 31, 2015, and December 31, 2014, is as follows:

	March 31, 2015	December 31, 2014
Commitments to extend credit	$128,864	$134,525
Letters of credit:
Standby letters of credit	$47,653	$48,451
Other letters of credit	3,040	2,684
Total	$50,693	$51,135

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

The Bank considers its standby and other letters of credit to be guarantees. At March 31, 2015, the maximum undiscounted future payments that the Bank could be required to make was $50.7 million. All of these arrangements mature within one year. The Bank generally has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized; however, several that are extended to the Bank’s most creditworthy customers are unsecured. The Bank had not recorded any liabilities associated with these guarantees at March 31, 2015.

Mortgage loans serviced for others are not included in the accompanying condensed consolidated statements of condition. The unpaid principal balances of mortgage loans serviced for others were $216.2 million and $213.8 million at March 31, 2015, and December 31, 2014, respectively. On March 31, 2015, and December 31, 2014, the Bank recorded mortgage servicing rights at their fair value of $1.5 million and $1.4 million, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital and the new Common Equity Tier 1 capital which took effect on January 1, 2015 (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of March 31, 2015, and December 31, 2014, the Bank met all capital adequacy requirements to which it is subject.

As of March 31, 2015, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There have been no conditions or events since the FDIC notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of March 31, 2015, and December 31, 2014, are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2015:
Total capital (to Risk Weighted Assets)	$118,203	12.16%	$77,787	8.00%	$97,234	10.00%
Tier 1 capital (to Risk Weighted Assets)	$106,038	10.91%	$58,340	6.00%	$77,787	8.00%
Tier 1 capital (to Average Assets)	$106,038	7.21%	$58,841	4.00%	$73,551	5.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$106,038	10.91%	$43,755	4.50%	$63,202	6.50%

At December 31, 2014:
Total capital (to Risk Weighted Assets)	$114,606	11.83%	$77,504	8.00%	$96,881	10.00%
Tier 1 capital (to Risk Weighted Assets)	$102,486	10.58%	$38,752	4.00%	$58,128	6.00%
Tier 1 capital (to Average Assets)	$102,486	7.01%	$58,520	4.00%	$73,150	5.00%

Contingency Planning and Cybersecurity

The services provided by banks are crucial to the continuing performance of the economy, so it is very important that banks are able to conduct business as usual on an ongoing basis. In light of this, the Bank has developed a comprehensive business continuity plan to address whatever disruptions may directly affect customers or change internal processes, whether caused by man-made or natural events. Training in the plan components is conducted annually, and risk-based testing of the major processes and procedures within the Bank occur on a regular basis. In modern banking, technology has taken on an increasingly important role, and the Bank also has a technology recovery component incorporated into the business continuity plan that provides specific, detailed procedures for recovering quickly from any technology failure. The technology recovery procedures are actively tested, and are also implemented from time to time. The recovery time objectives for all major technological processes range from eight hours to 20 hours, enabling the Bank to maintain or resume operations with a minimum impact on its customers. As the results of testing are analyzed and as technology continues to advance, improvements are made in the Bank’s processes and procedures as the plan evolves.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2015, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s Rules and forms and is accumulated and communicated to management, including our Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Exhibit

31.01	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley At of 2002

31.02	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Statements of Condition as of March 31, 2015 and December 31, 2014, (ii) Unaudited Condensed Consolidated Statements of Income for the three months ended March 31, 2015 and 2014, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014, (iv) Unaudited Condensed Consolidated Statements of Stockholders’ Equity as of March 31, 2015 and 2014, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 and (vi) Notes to Unaudited Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, BankGuam Holding Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANKGUAM HOLDING COMPANY

Date: May 12, 2015	By:	/s/ LOURDES A. LEON GUERRERO
Lourdes A. Leon Guerrero, President and Chief Executive Officer

Date: May 12, 2015	By:	/s/ FRANCISCO M. ATALIG
Francisco M. Atalig, Senior Vice President and Chief Financial Officer