Form 10-Q
period 2015-06-30
BankGuam Holding Co
filed 2015-08-11
CIK 1527383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of June 30, 2015, the registrant had outstanding 8,939,600 shares of common stock.

BANKGUAM HOLDING COMPANY

FORM 10-Q

QUARTERLY REPORT

TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION		4

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	4

	Condensed Consolidated Statements of Condition at June 30, 2015, and December 31, 2014	5

	Condensed Consolidated Statements of Income for the three months and six months ended June 30, 2015 and 2014	6

	Condensed Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2015 and 2014	7

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014	8

	Notes to Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 4.	Controls and Procedures	51

PART II. OTHER INFORMATION		52

Item 6.	Exhibits	52

Signatures		53

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

BankGuam Holding Company

Condensed Consolidated Statements of Condition

(in Thousands, Except Par Value)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash and due from banks	$23,063	$21,862
Federal Funds sold	-	5,000
Interest bearing deposits in banks	83,444	79,046
Total cash and cash equivalents	106,507	105,908
Restricted cash	400	400
Investment securities available-for-sale, at fair value	222,909	230,557
Investment securities held-to-maturity, at amortized cost	104,192	105,280
Federal Home Loan Bank stock, at cost	1,762	2,067
Loans, net of allowance for loan losses ($13,366 and $12,526, respectively)	1,021,130	967,393
Accrued interest receivable	3,894	3,764
Premises and equipment, net	18,171	18,586
Goodwill	783	783
Other assets	38,877	31,001
Total assets	$1,518,625	$1,465,739

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$391,326	$391,108
Interest bearing	1,009,328	964,406
Total deposits	1,400,654	1,355,514
Accrued interest payable	130	134
Other liabilities	12,370	7,908
Total liabilities	1,413,154	1,363,556
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock $0.2083 par value; 48,000 shares authorized; 8,972 and 8,961 shares issued and 8,940 and 8,929 shares outstanding at 6/30/15 and 12/31/14, respectively	1,870	1,867
Additional paid-in capital	16,760	16,656
Retained earnings	90,521	87,154
Accumulated other comprehensive loss	(3,390)	(3,204)
	105,761	102,473
Common stock in treasury, at cost (32 shares)	(290)	(290)
Total stockholders’ equity	105,471	102,183
Total liabilities and stockholders’ equity	$1,518,625	$1,465,739

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Income

(Dollar and Share Amounts in Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest income:
Loans	$16,267	$14,976	$32,007	$29,914
Investment securities	1,147	1,450	2,224	2,698
Deposits with banks	51	72	87	115
Federal Funds sold	-	2	2	3
Total interest income	17,465	16,500	34,320	32,730
Interest expense:
Savings deposits	411	1,161	885	2,281
Time deposits	45	49	88	103
Total interest expense	456	1,210	973	2,384
Net interest income	17,009	15,290	33,347	30,346
Provision for loan losses	1,125	900	2,250	1,800
Net interest income, after provision for loan losses	15,884	14,390	31,097	28,546
Non-interest income:
Service charges and fees	1,137	1,247	2,155	2,356
Investment securities gains (losses), net (reclassified from other comprehensive income)	5	-	(29)	-
Income from merchant services	77	487	145	1,016
Cardholders income	340	2	723	109
Trustee fees	162	99	232	152
Other income	689	661	1,321	1,331
Total non-interest income	2,410	2,496	4,547	4,964
Non-interest expenses:	-		-
Salaries and employee benefits	7,010	6,654	13,807	13,171
Occupancy	1,654	1,691	3,300	3,363
Depreciation	1,688	1,587	3,169	3,118
Insurance	439	421	862	840
Telecommunications	366	358	730	723
FDIC assessment	315	299	630	555
Professional services	386	294	846	767
Contract services	474	508	878	876
Other real estate owned	245	30	262	35
Stationery and supplies	182	239	348	437
Training and education	337	175	508	300
General, administrative and other	1,739	1,745	3,454	3,437
Total non-interest expenses	14,835	14,001	28,794	27,622
Income before income taxes	3,459	2,885	6,850	5,887
Income tax expense	793	838	1,697	1,713
Net income	$2,666	$2,047	$5,153	$4,174
Earnings per share:
Basic	$0.30	$0.23	$0.58	$0.47
Diluted	$0.30	$0.23	$0.58	$0.47
Dividends declared per share	$0.100	$0.125	$0.200	$0.250
Basic weighted average common shares	8,935	8,808	8,932	8,805
Diluted weighted average common shares	8,935	8,808	8,932	8,805

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

(in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$2,666	$2,047	$5,153	$4,174
Other comprehensive income (loss), net of tax effects:
Unrealized holding (loss) gain on available-for-sale securities arising during the period	(1,006)	1,367	(481)	1,685
Reclassification for (gain) loss realized on available-for-sale securities	(5)	-	29	-
Amortization of unrealized holding loss on held-to-maturity securities during the period	150	139	267	329
Total other comprehensive (loss) income	(861)	1,506	(185)	2,014
Total comprehensive income	$1,805	$3,553	$4,968	$6,188

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Cash Flows

(in Thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$5,153	$4,174
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,250	1,800
Depreciation	1,761	1,680
Amortization of fees, discounts and premiums	813	1,148
Write-down and loss (gain) on sales of other real estate owned, net	3	(18)
Proceeds from sales of loans held for sale	11,849	11,215
Origination of loans held for sale	(11,849)	(11,215)
Increase in mortgage servicing rights	(83)	(63)
Realized gain on sale of available-for-sale securities	29	-
Realized (gain) loss on sale of premises and equipment	(9)	10
Net change in operating assets and liabilities:
Accrued interest receivable	(129)	19
Other assets	(8,238)	(2,894)
Accrued interest payable	(3)	(29)
Other liabilities	4,461	4,192
Net cash provided by operating activities	6,008	10,019
Cash flows from investing activities:
Purchases of available-for-sale securities	(119,746)	(147,396)
Purchases of held-to-maturity securities	(3,293)	-
Proceeds from sales of available-for-sale securities	116,827	-
Maturities, prepayments and calls of available-for-sale securities	9,533	25,864
Maturities, prepayments and calls of held-to-maturity securities	4,388	9,552
Loan originations and principal collections, net	(56,110)	(42,723)
Proceeds from sales of other real estate owned	564	448
Proceeds from sales of premises and equipment	9	-
Purchases of premises and equipment	(1,345)	(1,859)
Net cash used in investing activities	(49,173)	(156,114)
Cash flows from financing activities:
Net increase in deposits	45,140	187,898
Proceeds from FHLB stock redemption	304	-
Proceeds from issuance of common stock	107	137
Dividends paid	(1,787)	(2,202)
Net cash provided by financing activities	43,764	185,833
Net change in cash and cash equivalents	599	39,738
Cash and cash equivalents at beginning of year	105,908	96,583
Cash and cash equivalents at end of year	$106,507	$136,321
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$974	$2,384
Income taxes	130	100
Supplemental disclosure of noncash investing and financing activities:
Net change in unrealized loss on held-to-maturity securities, net of tax	267	329
Net change in unrealized (gain) loss on available-for-sale securities, net of tax	(452)	1,685
Other real estate owned transferred from loans, net	67	317
Other real estate owned transferred to loans, net	(190)	(126)

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

Note 2 – Summary of Significant Accounting Policies and Recent Accounting Pronouncements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all footnotes that would be required for a full presentation of financial condition, results of operations, changes in cash flows and comprehensive income in accordance with generally accepted accounting principles in the United States (“GAAP”). However, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of our management, are necessary for a fair presentation of our financial condition and our results of operations for the interim periods presented. The condensed consolidated statement of condition as of June 30, 2015, was derived from the Company’s audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Our consolidated financial condition at June 30, 2015, and the consolidated results of operations for the three- and six-month periods ended June 30, 2015, are not necessarily indicative of what our financial condition will be as of December 31, 2015, or of the results of our operations that may be expected for the full year ending December 31, 2015.

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

In August 2014, the FASB issued ASU 2014-14, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force)”, which addresses the classification of certain foreclosed mortgage loans held by creditors that are either fully or partially guaranteed under government programs. Under certain government-sponsored loan guarantee programs, qualifying creditors can extend mortgage loans to borrowers with a guarantee that entitles the creditor to recover all or a portion of the unpaid principal balance from the government if the borrower defaults. The ASU requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if certain conditions are met. The separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered. For public business entities, the guidance is effective for annual periods beginning after December 15, 2014 and interim periods within that year. We adopted this guidance on January 1, 2015, and it did not have a material impact on our consolidated financial condition or results of operations.

In April 2015, the FASB issued ASU 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”, which simplifies the presentation of debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts.  The Company would apply the new guidance retrospectively to all prior periods.  ASU 2015-03 is effective for interim and annual periods beginning after December 15, 2015.  Early adoption is permitted if the guidance is applied as of the beginning of the annual period of adoption.  The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

In May 2015, the FASB issued ASU 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investment in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”, which removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient.  In addition, the amendments remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share expedient.  Those disclosures are limited to investments for which the entity has elected to measure the fair value using the practical expedient.  The amendments are effective for interim periods beginning after December 15, 2015.  We plan to adopt this guidance on January 1, 2016, and do not expect that it will have a material impact on our financial statement presentation.

Note 3 – Earnings Per Common Share

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to shares subscribed but not yet issued in 2015 and 2014 under the Employee Stock Purchase Plan, and are reported as dilutive options. No shares were subscribed but not issued at the end of the first two calendar quarters of 2015 or 2014.

Earnings per common share have been computed based on reported net income and the following share data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income available for common stockholders	$2,666	$2,047	$5,153	$4,174
Weighted average number of common shares outstanding	8,935	8,808	8,932	8,805
Effect of dilutive options	-	-	-	-
Weighted average number of common shares outstanding - used to calculate diluted earnings per common share	8,935	8,808	8,932	8,805
Income per common share:
Basic	$0.30	$0.23	$0.58	$0.47
Diluted	$0.30	$0.23	$0.58	$0.47

Note 4 – Investment Securities

The amortized cost and fair value of investment securities, with gross unrealized gains and losses, follows:

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$112,618	$150	$(384)	$112,384
U.S. government agency pool securities	45,629	61	(855)	44,835
U.S. government agency or GSE mortgage-backed securities	66,332	92	(734)	65,690
Total	$224,579	$303	$(1,973)	$222,909
Securities Held-to-Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$44,504	$1,163	$(65)	$45,602
U.S. government agency pool securities	17,196	50	(32)	17,214
U.S. government agency or GSE mortgage-backed securities	42,492	892	(92)	43,292
Total	$104,192	$2,105	$(189)	$106,108

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$100,679	$70	$(185)	$100,564
U.S. government agency pool securities	50,581	87	(797)	49,871
U.S. government agency or GSE mortgage-backed securities	80,281	211	(370)	80,122
Total	$231,541	$368	$(1,352)	$230,557
Securities Held-to-Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$44,346	$983	$(211)	$45,118
U.S. government agency pool securities	18,121	50	(60)	18,111
U.S. government agency or GSE mortgage-backed securities	42,813	975	(9)	43,779
Total	$105,280	$2,008	$(280)	$107,008

At June 30, 2015, and December 31, 2014, investment securities with a carrying value of $207.1 million and $206.9 million, respectively, were pledged to secure various government deposits and other public requirements.

The amortized cost and fair value of investment securities by contractual maturity at June 30, 2015, and December 31, 2014, are shown below.

	June 30, 2015
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$-	$-	$-	$-
Due after one but within five years	117,504	117,295	23,750	24,024
Due after five but within ten years	11,425	11,285	49,704	51,210
Due after ten years	95,650	94,329	30,738	30,874
Total	$224,579	$222,909	$104,192	$106,108

	December 31, 2014
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$-	$-	$-	$-
Due after one but within five years	104,635	104,590	23,751	23,829
Due after five but within ten years	32,311	32,333	51,214	52,585
Due after ten years	94,595	93,634	30,315	30,594
Total	$231,541	$230,557	$105,280	$107,008

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2015, and December 31, 2014.

	June 30, 2015
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
Securities Available for Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$(384)	$67,286	$-	$-	$(384)	$67,286
U.S. government agency pool securities	(11)	1,697	(844)	34,801	(855)	36,498
U.S. government agency or GSE mortgage- backed securities	(621)	37,047	(113)	16,075	(734)	53,122
Total	$(1,016)	$106,030	$(957)	$50,876	$(1,973)	$156,906

Securities Held to Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$(65)	$14,049	$-	$-	$(65)	$14,049
U.S. government agency pool securities	(30)	10,484	(2)	116	(32)	10,600
U.S. government agency or GSE mortgage- backed securities	(92)	18,654	-	-	(92)	18,654
Total	$(187)	$43,187	$(2)	$116	$(189)	$43,303

	December 31, 2014
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
Securities Available for Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$(185)	$52,587	$-	$-	$(185)	$52,587
U.S. government agency pool securities	(96)	5,622	(701)	35,011	(797)	40,633
U.S. government agency or GSE mortgage- backed securities	-	-	(370)	45,274	(370)	45,274
Total	$(281)	$58,209	$(1,071)	$80,285	$(1,352)	$138,494

Securities Held to Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$(211)	$15,948	$-	$-	$(211)	$15,948
U.S. government agency pool securities	(54)	10,780	(6)	280	(60)	11,060
U.S. government agency or GSE mortgage- backed securities	(9)	6,356	-	-	(9)	6,356
Total	$(274)	$33,084	$(6)	$280	$(280)	$33,364

The investment securities that were in an unrealized loss position as of June 30, 2015, which comprised a total of 62 securities, were not other-than-temporarily impaired. Specifically, the 62 securities are comprised of the following: 22 Small Business Administration (SBA) Pool securities, 17 mortgage-backed securities issued by the Government National Mortgage Association (GNMA), 19 U.S. Treasuries, 2 mortgage-backed securities issued by the Federal National Mortgage Association, and 2 mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation.

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

During the three months ended June 30, 2015, the Bank originated approximately $5.2 million in FHLMC mortgage loans and sold approximately $5.2 million of those loans.

During the six months ended June 30, 2015, the Bank originated approximately $11.9 million in FHLMC mortgage loans and sold approximately $11.9 million of those loans.

Mortgage Servicing Rights

Mortgage loans serviced for others are not included in the accompanying condensed consolidated statements of condition. The unpaid principal balances of mortgage loans serviced for others were $214.2 million and $213.8 million at June 30, 2015, and December 31, 2014, respectively.

We sometimes retain mortgage servicing rights on mortgage loans that we sell. Such rights represent the net positive cash flows generated from the servicing of such mortgage loans and we recognize such rights as assets on our statements of financial condition based on their estimated fair values. We receive servicing fees, less any subservicing costs, on the unpaid principal balances of such mortgage loans. Those fees are collected from the monthly payments made by the mortgagors or from the proceeds of the sale or foreclosure and liquidation of the underlying real property collateralizing the loans. At June 30, 2015 and December 31, 2014, mortgage servicing rights totaled $1.5 million and $1.4 million, respectively, and are included in other assets in the accompanying consolidated statements of condition.

The Bank accounts for mortgage servicing rights at fair value with changes in fair value recorded in the consolidated statements of income.

Loans

Outstanding loan balances are presented net of unearned income, deferred loan fees, and unamortized discount and premium. Loans subject to ASC 310-30 are presented net of the related accretable yield and nonaccretable difference.

The loan portfolio consisted of the following at:

	June 30, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial
Commercial & industrial	$223,105	21.5%	$209,871	21.4%
Commercial mortgage	412,940	39.8%	399,737	40.7%
Commercial construction	61,319	5.9%	39,979	4.1%
Total commercial	697,364	67.3%	649,587	66.1%
Consumer
Residential mortgage	144,192	13.9%	141,074	14.4%
Home equity	526	0.1%	910	0.1%
Automobile	22,312	2.2%	18,995	1.9%
Other consumer loans[1]	172,435	16.6%	171,708	17.5%
Total consumer	339,465	32.7%	332,687	33.9%
Gross loans	1,036,829	100.0%	982,274	100.0%
Deferred fee (income) costs, net	(2,333)		(2,355)
Allowance for loan losses	(13,366)		(12,526)
Loans, net	$1,021,130		$967,393

[1] Comprised of other revolving credit, installment loans, and overdrafts.

At June 30, 2015, total gross loans increased by $54.6 million to $1.04 billion from $982.3 million at December 31, 2014. The increase in loans was largely attributed to a $47.8 million increase in commercial loans to $697.4 million at June 30, 2015, from $649.6 million at December 31, 2014. The increases in commercial loans was due to the $21.3 million increase in commercial construction loans, the $13.2 million increase in commercial & industrial loans and the $13.2 million increase in the commercial mortgage loan portfolio. There was a $6.8 million increase in consumer loans to $339.5 million at June 30, 2015, up from $332.7 million at December 31, 2014. The increase in consumer loans was due to the $3.3 million increase in automobile loans, $3.1 million rise in residential mortgage loans and the $727 thousand growth in other consumer loans, partially offset by the $384 thousand reduction in home equity loans.

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

Set forth below is a summary of the Bank’s activity in the allowance for loan losses during the three- and six-month periods ended June 30, 2015, and the year ended December 31, 2014:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015	Year Ended December 31, 2014
		(Dollars in thousands)
Balance, beginning of period	$12,971	$12,526	$12,077
Provision for loan losses	1,125	2,250	4,540
Recoveries on loans previously charged off	335	692	1,779
Charged off loans	(1,065)	(2,102)	(5,870)
Balance, end of period	$13,366	$13,366	$12,526

Set forth below is information regarding loan balances and the related allowance for loan losses, by portfolio type, for the three- and six-month periods ended June 30, 2015, and the year ended December 31, 2014, respectively.

	Commercial	Residential Mortgages	Consumer	Total
	(Dollars in thousands)
Six Months Ended June 30, 2015
Allowance for loan losses:
Balance at beginning of period	$5,538	$1,590	$5,398	$12,526
Charge-offs	(180)	(9)	(1,913)	$(2,102)
Recoveries	59	20	613	$692
Provision	640	(7)	1,617	$2,250
Balance at end of period	$6,057	$1,594	$5,715	$13,366

Three Months Ended June 30, 2015
Allowance for loan losses:
Balance at beginning of period	$5,807	$1,612	$5,552	$12,971
Charge-offs	(150)	-	(915)	$(1,065)
Recoveries	52	1	282	$335
Provision	348	(19)	796	$1,125
Balance at end of period	$6,057	$1,594	$5,715	$13,366

Allowance balance at end of quarter related to:
Loans individually evaluated for impairment	$-	$-	$-	$-
Loans collectively evaluated for impairment	$6,057	$1,594	$5,715	$13,366

Loan balances at end of quarter:
Loans individually evaluated for impairment	$10,326	$7,475	$129	$17,930
Loans collectively evaluated for impairment	687,038	137,243	194,618	1,018,899
Ending Balance	$697,364	$144,718	$194,747	$1,036,829

Year Ended December 31, 2014
Allowance for loan losses:
Balance at beginning of year	$5,987	$922	$5,168	$12,077
Charge-offs	(1,966)	(60)	(3,844)	(5,870)
Recoveries	307	19	1,453	1,779
Provision	1,210	709	2,621	4,540
Balance at end of year	$5,538	$1,590	$5,398	$12,526

Allowance balance at end of year related to:
Loans individually evaluated for impairment	$-	$-	$-	$-
Loans collectively evaluated for impairment	$5,538	$1,590	$5,398	$12,526

Loan balances at end of year:
Loans individually evaluated for impairment	$10,777	$8,226	$106	$19,109
Loans collectively evaluated for impairment	638,810	133,758	190,597	963,165
Ending Balance	$649,587	$141,984	$190,703	$982,274

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

Credit Quality

The following table provides a summary of the delinquency status of the Bank’s loans by portfolio type:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans Outstanding
	(Dollars in thousands)
June 30, 2015
Commercial
Commercial & industrial	$2,165	$66	$28	$2,259	$220,846	$223,105
Commercial mortgage	4,233	534	2,031	6,798	406,142	412,940
Commercial construction	-	-	-	-	61,319	61,319
Total commercial	6,398	600	2,059	9,057	688,307	697,364

Consumer
Residential mortgage	5,416	5,291	2,521	13,228	130,964	144,192
Home equity	-	-	-	-	526	526
Automobile	446	119	2	567	21,745	22,312
Other consumer [1]	2,393	1,076	1,182	4,651	167,784	172,435
Total consumer	8,255	6,486	3,705	18,446	321,019	339,465
Total	$14,653	$7,086	$5,764	$27,503	$1,009,326	$1,036,829

December 31, 2014
Commercial
Commercial & industrial	$264	$240	$88	$592	$209,279	$209,871
Commercial mortgage	400	187	3,390	3,977	395,760	399,737
Commercial construction	-	-	-	-	39,979	39,979
Total commercial	664	427	3,478	4,569	645,018	649,587

Consumer
Residential mortgage	7,504	4,875	3,315	15,694	125,380	141,074
Home equity	-	15	-	15	895	910
Automobile	336	43	78	457	18,538	18,995
Other consumer [1]	2,207	1,138	1,049	4,394	167,314	171,708
Total consumer	10,047	6,071	4,442	20,560	312,127	332,687
Total	$10,711	$6,498	$7,920	$25,129	$957,145	$982,274

[1] Comprised of other revolving credit, installment loans, and overdrafts.

Generally, the accrual of interest on a loan is discontinued when principal or interest payments become more than 90 days past due, unless management believes the loan is adequately collateralized and is in the process of collection. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received, except when the ultimate collectability of principal is probable, in which case interest payments are credited to income. Non-accrual loans may be restored to accrual status when principal and interest become current and full repayment is expected. The following table provides information as of June 30, 2015, and December 31, 2014, with respect to loans on non-accrual status, by portfolio type:

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Non-accrual loans:
Commercial
Commercial & industrial	$1,439	$1,738
Commercial mortgage	8,649	8,869
Total commercial	10,088	10,607

Consumer
Residential mortgage	7,410	7,347
Home equity	43	47
Other consumer [1]	129	106
Total consumer	7,582	7,500
Total non-accrual loans	$17,670	$18,107

[1] Comprised of other revolving credit, installment loans, and overdrafts.

The Bank classifies its loan portfolios using internal credit quality ratings, as discussed above under Allowance for Loan Losses. The following table provides a summary of loans by portfolio type and the Bank’s internal credit quality ratings as of June 30, 2015, and December 31, 2014:

	June 30, 2015	December 31, 2014	Increase (Decrease)
	(Dollars in thousands)
Pass:
Commercial & industrial	$218,271	$208,133	$10,138
Commercial mortgage	391,923	377,373	14,550
Commercial construction	61,319	39,979	21,340
Residential mortgage	136,769	133,537	3,232
Home equity	483	863	(380)
Automobile	22,310	18,917	3,393
Other consumer	171,223	170,745	478
Total pass loans	$1,002,298	$949,547	$52,751

Special Mention:
Commercial & industrial	$2,957	$-	$2,957
Commercial mortgage	9,164	11,476	(2,312)
Commercial construction	-	-	-
Residential mortgage	-	-	-
Home equity	-	-	-
Automobile	-	-	-
Other consumer	-	-	-
Total special mention loans	$12,121	$11,476	$645

Substandard:
Commercial & industrial	$1,859	$1,730	$129
Commercial mortgage	11,853	10,888	965
Commercial construction	-	-	-
Residential mortgage	567	428	139
Home equity	-	-	-
Automobile	-	-	-
Other consumer	-	-	-
Total substandard loans	$14,279	$13,046	$1,233

Formula Classified:
Commercial & industrial	$18	$8	$10
Commercial mortgage	-	-	-
Commercial construction	-	-	-
Residential mortgage	6,856	7,109	(253)
Home equity	43	47	(4)
Automobile	2	78	(76)
Other consumer	1,212	963	249
Total formula classified loans	$8,131	$8,205	$(74)

Doubtful:
Commercial & industrial	$-	$-	$-
Commercial mortgage	-	-	-
Commercial construction	-	-	-
Residential mortgage	-	-	-
Home equity	-	-	-
Automobile	-	-	-
Other consumer	-	-	-
Total doubtful loans	$-	$-	$-
Total outstanding loans, gross	$1,036,829	$982,274	$54,555

As the above table indicates, the Bank’s total loans approximated $1.04 billion at June 30, 2015, up from $982.3 million at December 31, 2014. The disaggregation of the portfolio by risk rating in the table reflects the following changes between December 31, 2014, and June 30, 2015:

•

Loans rated “pass” increased by $52.8 million to $1.0 billion at June 30, 2015, up from $949.5 million at December 31, 2014. The increases were primarily in commercial construction loans, by $21.3 million, commercial mortgage loans, by $14.6 million, commercial & industrial loans, by $10.1 million, automobile loans, by $3.4 million, and residential mortgage loans, which rose by $3.2 million. Other consumer loans increased by $478 thousand. The increases in commercial construction loans, commercial mortgage loans and commercial & industrial loans were primarily due to various large loans originated in the California region and in Guam. The increase in automobile loans was primarily due to new dealer loan bookings and an ongoing promotional program. The increases in residential mortgage loans and in other consumer loans were primarily due to new loans. These increases were partially offset by a decrease in home equity loans, which fell by $380 thousand due to loan payoffs and paydowns.

•

The “special mention” category was $645 thousand higher at June 30, 2015, than at December 31, 2014. This is attributed to a rise in special mention commercial & industrial loans of $3.0 million, which was due to two loan relationships being reclassified from “pass” to “special mention”. As a partial offset, “special mention” commercial mortgage loans decreased by $2.3 million as a result of one loan relationship moving from “special mention” to “substandard”.

•

Loans classified “substandard” increased by $1.2 million to $14.3 million at June 30, 2015, from $13.0 million at December 31, 2014. The increase was mainly the result of $965 thousand in commercial mortgage loans being reclassified due to one loan relationship transferring from “special mention” to “substandard”. Additionally, “substandard” commercial & industrial loans increased by $129 thousand due to the classification of one new loan.  Lastly, “substandard” residential mortgage loans increased by $139 thousand due to one loan relationship moving from “formula classified” to “substandard”.

•

The “formula classified” category decreased by $74 thousand, primarily due to $253 thousand less in residential mortgage loans falling into this category, partially offset by the addition of $249 thousand in other consumer loans being added.

•	There were no loans classified as “doubtful” at either June 30, 2015, or December 31, 2014.

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

Impaired loans include loans that are in non-accrual status and other loans that have been modified in Troubled Debt Restructurings (TDRs), where economic concessions have been granted to borrowers experiencing financial difficulties. These concessions typically result from the Bank’s loss mitigation actions, and could include reductions in the interest rate, payment extensions, forbearance, or other actions taken with the intention of maximizing collections.

The following table sets forth information regarding non-accrual loans and restructured loans, at June 30, 2015, and December 31, 2014:

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Impaired loans:
Restructured loans:
Non-accruing restructured loans	$8,527	$8,895
Accruing restructured loans	260	1,002
Total restructured loans	8,787	9,897
Other non-accruing impaired loans	9,143	9,212
Total impaired loans	$17,930	$19,109

Impaired loans less than 90 days delinquent and included in total impaired loans	$13,251	$12,417

The table below contains additional information with respect to impaired loans, by portfolio type, for June 30, 2015, and December 31, 2014:

	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
June 30, 2015, With no related allowance recorded:
Commercial & industrial	$1,511	$3,174	$1,616	$-
Commercial mortgage	8,815	10,576	8,896	1
Commercial construction	-	-	-	-
Residential mortgage	7,432	7,476	7,713	(3)
Home equity	43	43	45	-
Automobile	-	-	-	-
Other consumer	129	129	129	-
Total impaired loans with no related allowance	$17,930	$21,398	$18,399	$(2)

June 30, 2015, With an allowance recorded:
Commercial & industrial	$-	$-	$-	$-
Commercial mortgage	-	-	-	-
Commercial construction	-	-	-	-
Residential mortgage	-	-	-	-
Home equity	-	-	-	-
Automobile	-	-	-	-
Other consumer	-	-	-	-
Total impaired loans with no related allowance	$-	$-	$-	$-

December 31, 2014, With no related allowance recorded:
Commercial & industrial	$1,738	$3,432	$2,955	$-
Commercial mortgage	9,039	10,798	8,314	-
Commercial construction	-	-	-	-
Residential mortgage	8,179	8,231	8,244	-
Home equity	47	47	53	-
Automobile	-	-	-	-
Other consumer	106	110	134	-
Total impaired loans with no related allowance	$19,109	$22,618	$19,700	$-

December 31, 2014, With an allowance recorded:
Commercial & industrial	$-	$-	$-	$-
Commercial mortgage	-	-	-	-
Commercial construction	-	-	-	-
Residential mortgage	-	-	-	-
Home equity	-	-	-	-
Automobile	-	-	-	-
Other consumer	-	-	-	-
Total impaired loans with no related allowance	$-	$-	$-	$-

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

Troubled Debt Restructurings

In accordance with FASB’s Accounting Standard Update No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring” (ASU No. 2011-02), the Bank had $8.8 million of troubled debt restructurings (TDRs) as of June 30, 2015. The restructured loans recorded with the Bank have been modified for the purpose of alleviating temporary impairments to the borrower’s financial condition. The modifications that the Bank has extended to borrowers have come in the form of a change in the amortization terms, reduction in the interest rate, and interest-only payments. The workout plan between the borrower and the Bank is designed to provide a bridge for cash flow shortfalls in the near term. As the borrower works through the near term issues, in most cases, the original contractual terms will be reinstated.

Additional information regarding performing and nonperforming TDRs at June 30, 2015 and December 31, 2014 is set forth in the following table:

		Pre-Modification Outstanding	Post-Modification Outstanding	Outstanding Balance
	Number of Loans	Recorded Investment	Recorded Investment	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Performing
Residential mortgage	1	$35	$35	$22	$832
Commercial mortgage	2	298	298	238	170
Automobile	-	-	-	-	-
Consumer	-	-	-	-	-
Total Performing	3	333	333	260	1,002
Nonperforming
Residential mortgage	-	$-	$-	$-	$-
Commercial mortgage	12	15,735	14,420	8,527	8,895
Automobile	-	-	-	-	-
Consumer	-	-	-	-	-
Total Nonperforming	12	$15,735	$14,420	$8,527	$8,895
Total Troubled Debt Restructurings (TDRs)	15	$16,068	$14,753	$8,787	$9,897

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of June 30, 2015, and December 31, 2014, the Bank met all capital adequacy requirements to which it is subject.

As of June 30, 2015, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. Effective January 1, 2015, the minimum regulatory standards for Tier 1 risk weighted capital were increased from 4.00% to 6.00% to be deemed adequately capitalized and from 6.00% to 8.00% to be deemed well capitalized, and Bank of Guam continues to exceed the well capitalized standard in this measure.

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

There are no conditions or events since the notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of June 30, 2015, and December 31, 2014, are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2015:
Total capital (to Risk Weighted Assets)	$120,304	12.12%	$79,397	8.00%	$99,247	10.00%
Tier 1 capital (to Risk Weighted Assets)	$107,886	10.87%	$59,548	6.00%	$79,397	8.00%
Tier 1 capital (to Average Assets)	$107,886	7.07%	$61,013	4.00%	$76,266	5.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$107,886	10.87%	$44,661	4.50%	$64,510	6.50%

At December 31, 2014:
Total capital (to Risk Weighted Assets)	$114,606	11.83%	$77,504	8.00%	$96,881	10.00%
Tier 1 capital (to Risk Weighted Assets)	$102,486	10.58%	$38,752	4.00%	$58,128	6.00%
Tier 1 capital (to Average Assets)	$102,486	7.01%	$58,520	4.00%	$73,150	5.00%

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

A summary of financial instruments with off-balance-sheet risk at June 30, 2015, and December 31, 2014, is as follows:

	June 30, 2015	December 31, 2014
Commitments to extend credit	$108,844	$134,525
Letters of credit:
Standby letters of credit	$47,495	$48,451
Other letters of credit	6,673	2,684
Total	$54,168	$51,135

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

The Bank considers its standby and other letters of credit to be payment guarantees. At June 30, 2015, the maximum undiscounted future payments that the Bank could be required to make for all outstanding letters of credit were $54.2 million. All of these arrangements mature within one year. The Bank has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized; however, several are unsecured. The Bank had not recorded any liabilities associated with these guarantees at June 30, 2015.

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

A valuation allowance of $2.3 million has been provided at June 30, 2015, to reduce the deferred tax asset because, in management’s opinion, it is more likely than not that less than the entire amount will be realized. The portion of the deferred tax asset with valuation allowance is attributable to a net operating loss carry forward from the Bank’s California operations. The benefit of the net operating loss has already been realized as a result of the Guam income tax code.

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

Financial assets measured at fair value on a recurring basis as of June 30, 2015, and December 31, 2014, are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At June 30, 2015
U.S. treasury notes and bonds	$112,384	$-	$-	$112,384
U.S. government agency pool securities	-	44,835	-	44,835
U.S. government agency or GSE	-	65,690	-	65,690
Other assets:
MSRs	-	-	1,488	1,488
Total assets	$112,384	$110,525	$1,488	$224,397

At December 31, 2014
U.S. treasury notes and bonds	$55,512	$-	$-	$55,512
U.S. government agency and sponsored enterprise (GSE) debt securities	-	45,053	-	45,053
U.S. government agency pool securities	-	49,871	-	49,871
U.S. government agency or GSE	-	80,121	-	80,121
Other assets:
MSRs	-	-	1,405	1,405
Total assets	$55,512	$175,045	$1,405	$231,962

There were no liabilities measured at fair value on a recurring basis as of June 30, 2015, and December 31, 2014.

During the periods ended June 30, 2015, and December 31, 2014, the changes in Level 3 assets measured at fair value on a recurring basis are as follows:

	June 30, 2015	December 31, 2014
Beginning balance	$1,405	$1,354
Additions	183	134
Payoffs	(100)	(83)
Ending balance	$1,488	$1,405

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

There were no transfers into or out of the Bank’s Level 3 financial assets for the periods ended June 30, 2015, and December 31, 2014.

Fair Value on a Nonrecurring Basis

Under certain circumstances, the Bank makes adjustments to fair value for assets and liabilities even though they are not measured at fair value on an ongoing basis. The following table presents the financial instruments carried on the consolidated statements of condition by caption and by level in the fair value hierarchy at June 30, 2015, and December 31, 2014, for which a nonrecurring change in fair value has been recorded:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2015
Financial assets:
Loans, net
Impaired loans	$-	$-	$131	$131

Other assets
Other real estate owned	$-	$-	$3,706	$3,706

December 31, 2014
Financial assets:
Loans, net
Impaired loans	$-	$-	$140	$140

Other assets
Other real estate owned	$-	$-	$4,454	$4,454

During the quarter ended June 30, 2015, one loan was identified as being collateral deficient in the amount of $3.0 thousand from its carrying value of $133.0 thousand and was charged down. The fair value of loans subject to write downs are estimated using the appraised value of the underlying collateral, discounted as necessary due to management’s estimates of changes in economic conditions, less the estimated costs of selling the assets.

Additionally, the Bank also makes adjustments to nonfinancial assets and liabilities even though they are not measured at fair value on an ongoing basis. The Bank does not have nonfinancial assets or liabilities for which a nonrecurring change in fair value has been recorded during the periods ended June 30, 2015, and December 31, 2014.

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

Federal Home Loan Bank Stock

The Bank is a member of the Federal Home Loan Bank of Des Moines (“FHLB”).  As members, we are required to own stock of the FHLB, the amount of which is based primarily on the level of our borrowings from that institution.  We also have the right to acquire additional shares of stock in the FHLB; however, to date, we have not done so.  The fair value of the FHLB stock is equal to its respective carrying amount, is classified as restricted securities and is periodically evaluated for impairment based on our assessment of the ultimate recoverability of our investment in that stock.  Any cash or stock dividends paid to us on such stock are reported as income.

Investment Securities

When quoted prices are available in an active market, the Bank classifies the securities within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid U.S. Government debt and equity securities.

If quoted market prices are not available, the Bank estimates fair values using pricing models and discounted cash flows that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, and credit spreads. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include U.S. GSE obligations, corporate bonds, and other securities. Mortgage-backed securities are included in Level 2 if observable inputs are available. In certain cases where there is limited activity or less transparency around inputs to the valuation, the Bank would classify those securities in Level 3. At June 30, 2015, and December 31, 2014, the Bank did not have any Level 3 investment securities.

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

Mortgage Servicing Rights

The fair value of MSRs is determined using models which depend on estimates of prepayment rates and resultant weighted average lives of the MSRs and option-adjusted interest rate spread levels. MSRs are classified in Level 3.

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

Fair Value of Other Financial Instruments

The estimated fair values of the Bank’s other financial instruments, excluding those assets recorded at fair value on a recurring basis on the Bank’s consolidated statements of condition, are as follows:

		Estimated fair value
	Carrying Amount	Level 1	Level 2	Level 3
June 30, 2015	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$106,507	$106,507	$-	$-
Restricted cash	400	400	-	-
Federal Home Loan Bank stock	1,762	-	1,762	-
Investment securities held-to-maturity	104,192	-	106,108	-
Loans	1,021,130	-	-	1,012,330
Total	$1,233,991	$106,907	$107,870	$1,012,330

Financial liabilities:
Deposits	1,400,654	-	-	1,400,223
Total	$1,400,654	$-	$-	$1,400,223

December 31, 2014	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$105,908	$105,908	$-	$-
Restricted cash	400	400	-	-
Federal Home Loan Bank stock	2,067	-	2,067	-
Investment securities held-to-maturity	105,280	-	107,008	-
Loans	967,393	-	-	964,171
Total	$1,181,048	$106,308	$109,075	$964,171

Financial liabilities:
Deposits	$1,355,514	$-	$-	$1,346,624
Total	$1,355,514	$-	$-	$1,346,624

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

Other than holding the shares of the Bank, the Company conducts no significant activities, although it is authorized, with the prior approval of its principal regulator, the Board of Governors of the Federal Reserve System, to engage in a variety of activities related to the business of banking. Currently, substantially all of the Company’s operations are conducted and substantially all of the assets are owned by the Bank, which accounts for substantially all of our consolidated revenues, expenses and operating income. The Bank’s headquarters is located in Hagåtña, Guam, and the Bank provides a variety of financial services to individuals, businesses and government entities through its branch network. The Bank’s primary deposit products are demand deposits, savings and time certificates of deposit, and its primary lending products are consumer, commercial and real estate loans. The Bank also provides many other financial services to its customers.

Summary of Operating Results

The following table provides unaudited comparative information with respect to our results of operations for the three- and six-month periods ended June 30, 2015 and 2014, respectively:

(unaudited)	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2015 Amount	2014 Amount	% Change	2015 Amount	2014 Amount	% Change

Interest income	$17,465	$16,500	5.8%	34,320	$32,730	4.9%
Interest expense	456	1,210	-62.3%	973	2,384	-59.2%
Net interest income before provision for loan losses	17,009	15,290	11.2%	33,347	30,346	9.9%
Provision for loan losses	1,125	900	25.0%	2,250	1,800	25.0%
Net interest income after provision for loan losses	15,884	14,390	10.4%	31,097	28,546	8.9%
Non-interest income	2,410	2,496	-3.4%	4,547	4,964	-8.4%
Non-interest expense	14,835	14,001	6.0%	28,794	27,622	4.2%
Income before income taxes	3,459	2,885	19.9%	6,850	5,887	16.4%
Income tax expense	793	838	-5.4%	1,697	1,713	-0.9%
Net income	$2,666	$2,047	30.2%	$5,153	$4,174	23.5%

Net income per common share
Basic net income	$0.30	$0.23		$0.58	$0.47
Diluted net income	$0.30	$0.23		$0.58	$0.47

As the above table indicates, our net income increased in the three months ended June 30, 2015, as compared to the corresponding period in 2014. In the three months ended June 30, 2015, we recorded net income after taxes of $2.7 million, an increase of $619 thousand (or 30.2%) as compared to the same period in 2014. These results were most significantly impacted by: (i) higher net interest income, which increased by $1.7 million, partially offset by a decrease of $86 thousand in non-interest income; and, (ii) an increase of $834 thousand in non-interest expense. The increase in net interest income was due to an increase in total interest income of $965 thousand, generated primarily by an increase of $1.3 million in earnings on our loan portfolio, and the reduction in total interest expense by $754 thousand that resulted from paying lower interest rates on money market and savings accounts. The increase in non-interest expenses in the three months ended June 30, 2015, as compared to the same period in 2014, was largely attributed to an increase in salaries and employee benefits expenses, which went up by $356 thousand, and an increase of $216 thousand in expenses associated with our other real estate owned.

In the six months ended June 30, 2015, we had an increase in net income after taxes of $979 thousand (or 23.5%) compared to the same period in 2014. The increase was primarily due to an increase in our net interest income of $3.0 million, partially offset by a decrease of $417 thousand in non-interest income and an increase of $1.2 million in non-interest expenses. The increase in net interest income was composed of an increase in interest income, primarily the result of a $2.1 million rise in revenues from our loan portfolio, supplemented by a reduction of $1.4 million in interest expense that resulted from lowering the interest rate paid on savings and money market accounts. The decrease in non-interest income was primarily caused by $817 thousand less in income from merchant services and a $201 thousand reduction in service charges and fees, partially offset by an increase of $614 thousand in cardholder income. The increase in non-interest expenses resulted from higher salaries and employee benefits, which grew by $636 thousand during the first six months of 2015 in comparison to the same period in 2014, a rise of $227 thousand in expenses associated with other real estate owned and an increase of $208 thousand in training and education expenses.

The following table shows the increase in our net interest margin and indicates the impact that the increase in our operating results in the three- and six-month periods ended June 30, 2015 and 2014, respectively, had on our annualized returns on average assets and average equity during those periods, as compared to the first three and six months of 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net interest margin	4.64%	4.35%	4.64%	4.49%
Return on average assets	0.69%	0.56%	0.68%	0.59%
Return on average equity	10.09%	8.45%	9.84%	8.72%

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

Other Real Estate Owned

Real estate and other property acquired in full or partial settlement of loan obligations is referred to as other real estate owned (“OREO”). OREO is originally recorded in the Bank’s unaudited condensed financial statements at the lower of the carrying amount of the loan or the fair value of the collateral property, less any estimated costs to sell the underlying assets. When property is acquired through foreclosure or surrendered in lieu of foreclosure, the Bank measures the fair value of the property acquired against its recorded investment in the loan. If the fair value of the property at the time of acquisition is less than the recorded investment in the loan, the difference is charged to the allowance for loan losses. Any subsequent fluctuations in the fair value of the OREO are recorded against a valuation allowance for other real estate owned, established through a charge to non-interest expense. All related operating or maintenance costs are charged to non-interest expense as incurred. Any subsequent gains or losses on the sale of OREO are recorded in other income or expense as incurred.

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

Results of Operations

Net Interest Income

Net interest income, the primary component of the Bank’s income, refers to the difference between the interest earned on loans, investment securities and other interest-earning assets, and the interest paid on deposits and other borrowed funds. Our interest income and interest expense are affected by a number of factors, some of which are outside of our control, including national and local economic conditions, the monetary policies of the Federal Reserve’s Open Market Committee which affect interest rates, competition in the marketplace for loans and deposits, the demand for loans and the ability of borrowers to meet their payment obligations. Net interest income, when expressed as a percentage of average earning assets, is a banking organization’s “net interest margin”.

The following table sets forth our interest income, interest expense and net interest income, and our annualized net interest margin for the three- and six-month periods ended June 30, 2015 and 2014, respectively:

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2015 Amount	2014 Amount	% Change	2015 Amount	2014 Amount	% Change
Interest income	$17,465	$16,500	5.85%	$34,320	$32,730	4.86%
Interest expense	456	1,210	-62.31%	973	2,384	-59.19%
Net interest income	$17,009	$15,290	11.24%	$33,347	$30,346	9.89%

Net interest margin	4.64%	4.35%	0.29%	4.64%	4.49%	0.14%

Net interest income increased by 11.2% for the three months ended June 30, 2015, as compared to the corresponding period in 2014.

For the three months ended June 30, 2015, net interest income rose by $1.7 million as compared to the same period in 2014. Total interest income increased by $965 thousand, principally because of a $1.3 million increase in interest earned on loans, partially offset by a $303 thousand decrease in interest income from securities investments. Net interest income also increased as the result of a $754 thousand decrease in total interest expense that was almost entirely due to a decrease of $750 thousand in the interest paid on money market and savings account deposits after the Bank reduced the interest rates that it pays on those accounts.

During the first six months of 2015, net interest income increased by $3.0 million in comparison to the first six months of 2014, composed of an increase of $2.1 million in earnings from our loan portfolio, partially offset by a decrease of $474 thousand in income from our investment securities portfolio, and supplemented by the $1.4 million (59.2%) decrease in interest expense that resulted from a reduction in the interest rates that we paid on savings, money market and time deposit accounts.

Average Balances

Distribution, Rate and Yield

The following table sets forth information regarding our average balance sheet, annualized yields on interest-earning assets and interest rates on interest-bearing liabilities, the interest rate spread and the interest rate margin for the three- and six-month periods ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015			2014
	Average Balance	Interest Earned/Paid	Average Yield/Rate	Average Balance	Interest Earned/Paid	Average Yield/Rate
Interest earning assets:
Short term investments[1]	$96,479	$51	0.21%	$132,673	$72	0.22%
Federal Funds sold	-	-	0.00%	5,000	2	0.13%
Investment Securities²	340,819	1,147	1.35%	374,515	1,450	1.55%
Loans³	1,029,312	16,267	6.32%	893,510	14,976	6.70%
Total earning assets	1,466,610	17,465	4.76%	1,405,698	16,500	4.70%
Noninterest earning assets	69,499			69,897
Total Assets	$1,536,109			$1,475,595
Interest-bearing liabilities:
Interest-bearing checking accounts	$154,830	$43	0.11%	$147,502	$42	0.11%
Money market and savings accounts	806,279	371	0.18%	816,457	1,125	0.55%
Certificates of deposit	54,026	42	0.31%	49,427	43	0.35%
Total interest-bearing liabilities	1,015,135	456	0.18%	1,013,386	1,210	0.48%
Non-interest bearing liabilities	415,250			365,315
Total Liabilities	1,430,385			1,378,701
Stockholders’ equity	105,724			96,894
Total Liabilities and Stockholders’ Equity	$1,536,109			$1,475,595

Net interest income		$17,009			$15,290

Interest rate spread			4.58%			4.22%
Net interest margin			4.64%			4.35%

	Six Months Ended June 30,
	2015			2014
	Average Balance	Interest Earned/Paid	Average Yield/Rate	Average Balance	Interest Earned/Paid	Average Yield/Rate
Interest earning assets:
Short term investments[1]	$98,713	$87	0.18%	$119,581	$115	0.19%
Federal Funds sold	2,500	2	0.13%	5,000	3	0.13%
Investment Securities²	322,505	2,224	1.38%	341,738	2,698	1.58%
Loans³	1,014,482	32,007	6.31%	884,591	29,914	6.76%
Total earning assets	1,438,200	34,320	4.77%	1,350,910	32,730	4.85%
Noninterest earning assets	69,181			74,174
Total Assets	$1,507,381			$1,425,084
Interest-bearing liabilities:
Interest-bearing checking accounts	$148,952	$84	0.11%	$138,687	$77	0.11%
Money market and savings accounts	791,594	806	0.20%	785,308	2,215	0.56%
Certificates of deposit	52,897	83	0.31%	49,894	92	0.37%
Total interest-bearing liabilities	993,443	973	0.20%	973,889	2,384	0.49%
Non-interest bearing liabilities	409,250			355,409
Total Liabilities	1,402,693			1,329,298
Stockholders’ equity	104,688			95,786
Total Liabilities and Stockholders’ Equity	$1,507,381			$1,425,084

Net interest income		$33,347			$30,346

Interest rate spread			4.58%			4.36%
Net interest margin			4.64%			4.49%

(¹)	Short term investments consist of interest-bearing deposits that we maintain with other financial institutions.
(2)	Includes all investment securities in the Available-for-Sale and the Held-to-Maturity classifications.
(3)	Loans include the average balance of non-accrual loans.

For the three months ended June 30, 2015, our total average earning assets increased by $60.9 million as compared to the same period in 2014, attributed mostly to the $135.8 million increase in our average loan portfolio, partially offset by the $36.2 million decrease in average short term investments and the $33.7 million decrease in our investment securities portfolio. The overall year-over-year growth in our average earning assets was the result of continued growth in our deposit base and an increase in non-interest bearing liabilities. In the three month period ended June 30, 2015, average total interest-bearing liabilities increased by $1.7 million in comparison to the second quarter of 2014, comprised of an increase in average interest-bearing checking accounts by $7.3 million, and a $4.6 million increase in interest-bearing certificates of deposit, partially offset by the $10.2 million decrease in average interest-bearing money market and savings accounts that resulted from a reduction in the interest rate paid on those accounts. The increase of $49.9 million in non-interest bearing liabilities resulted in an overall increase of $51.7 million in average total liabilities. During the second quarter of 2015, average stockholders’ equity increased by $8.8 million in comparison to the year-earlier period.

Our net interest rate spread increased by 0.37% and our net interest margin increased by 0.29% in the three months ended June 30, 2015, as compared to the same period in 2014. The increase in our interest rate spread is primarily attributed to the 0.30% decrease in the average cost of interest-bearing liabilities, predominantly due to the decrease of 0.37% in the average cost of money market and savings accounts. The decrease in our cost of funds was supplemented by the 0.7% increase in our yield on earning assets. Despite a decrease in yields on each category of interest earning assets, the growth in the loan portfolio, which carries a higher return than the other categories, resulted in that overall increase. The 0.29% increase in our net interest margin resulted from the 11.25% increase in our net interest income exceeding the 4.33% increase in our total interest-earning assets.

In the six months ended June 30, 2015, our total average earning assets increased by $87.3 million, or 6.5%, from the year-earlier period due to a $129.9 million increase in our average loan portfolio, which was partially offset by a reduction of $20.9 million in our average short term investments, a decrease of $19.2 million in our average investment securities portfolio and the elimination of $2.5 million in our average Federal Funds sold. The increase in the loan portfolio was partially funded by the liquidation of those other interest earning assets, supplemented by increases of $19.6 million in average interest-bearing liabilities and $53.8 million in average non-interest bearing liabilities. The increases in average interest-bearing and non-interest bearing liabilities combined for an increase of $73.4 million in average total liabilities, while the remainder of the $82.3 million increase in average total assets resulted in an $8.9 million increase in average stockholders’ equity during the first half of 2015 when compared to the first half of 2014.

Our interest rate spread and our net interest margin were 0.22% and 0.14% higher, respectively, during the first six months of 2015 than during the year-earlier period.  The increase in the interest rate spread was the result of the interest rate on average total interest-bearing liabilities falling further than the yield on average total earning assets (down 0.29% and 0.07%, respectively), which was primarily due to the 0.36% reduction in interest rates on average money market and savings accounts. The increase in our net interest margin during the first half of 2015 compared to a year earlier was due to our net interest income rising faster than our average earning assets, at 9.88% versus 6.46%, respectively.

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

If management determines that it is necessary to increase the allowance for loan losses, a provision for loan losses is taken from current income and assigned to the allowance. For the three-month period ended June 30, 2015, the Bank’s provision for loan losses was $1.1 million, which was $225 thousand higher than during the corresponding period of 2014. Management believes that the provision for loan losses was sufficient to provide for the incremental adjustment to the risk of loss inherent with the increase in our gross loan portfolio by $54.6 million, from $982.3 million at December 31, 2014, to $1.0 billion at June 30, 2015. By comparison, we recorded net loan charge-offs of $730 thousand for the three-month period and $1.4 million for the six-month period ended June 30, 2015, and the allowance for loan losses at June 30, 2015, stood at $13.4 million or 1.29% of total gross loans outstanding as of the balance sheet date. During the six months ended June 30, 2015, the Bank’s provision for loan losses was $2.3 million, $450 thousand higher than in the corresponding period of 2014, based upon the $54.6 million increase in the Bank’s loan portfolio during the first half of 2015. See “Analysis of Allowance for Loan Losses” in the Financial Condition Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Non-Interest Income

The table below represents the major components of non-interest income and the changes therein for the three- and six-month periods ended June 30, 2015 and 2014.

	Three Months Ended June 30,				Six Months Ended June 30,
	2015 Amount	2014 Amount	Amount Change	Percent Change	2015 Amount	2014 Amount	Amount Change	Percent Change
(dollars in thousands)
Non-Interest Income
Service charges and fees	$1,137	$1,247	$(110)	-8.8%	$2,155	$2,356	$(201)	-8.5%
Investment securities gains (losses), net	5	-	5	0.0%	(29)	-	(29)	0.0%
Income from merchants	77	487	(410)	-84.2%	145	1,016	(871)	-85.7%
Income from cardholders	340	2	338	16900.0%	723	109	614	563.3%
Trustee fees	162	99	63	63.6%	232	152	80	52.6%
Other income	689	661	28	4.2%	1,321	1,331	(10)	-0.8%
Total Non-Interest Income	$2,410	$2,496	$(86)	-3.4%	$4,547	$4,964	$(417)	-8.4%

For the three months ended June 30, 2015, non-interest income totaled $2.4 million, which represented a decrease of $86 thousand as compared to the same period in 2014. The decline is primarily attributed to the $410 thousand decrease in net income from merchants that resulted from an increase in network costs without a corresponding increase in merchant revenues, and a $110 thousand decrease in service charges and fees, which were partially offset by a $338 thousand increase in our income from cardholders, which was primarily due to a decrease in card processing fees.

For the six months ended June 30, 2015, total non-interest income was $4.5 million, a decrease of $417 thousand from the same period in 2014. This decrease was the result of a drop of $871 thousand in income from merchants and $201 thousand less in service charges and fees, partially offset by the $614 thousand increase in income from cardholders.

Non-interest Expense

The table below represents the major components of non-interest expense and the changes for the three- and six-month periods ended June 30, 2015 and 2014.

	Three Months Ended June 30,				Six Months Ended June 30,
	2015 Amount	2014 Amount	Amount Change	Percent Change	2015 Amount	2014 Amount	Amount Change	Percent Change
(dollars in thousands)
Non-Interest Expense:
Salaries & employee benefits	$7,010	$6,654	$356	5.35%	$13,807	$13,171	$636	4.83%
Occupancy	1,654	1,691	(37)	-2.19%	3,300	3,363	(63)	-1.87%
Depreciation	1,688	1,587	101	6.36%	3,169	3,118	51	1.64%
Insurance	439	421	18	4.28%	862	840	22	2.62%
Telecommunications	366	358	8	2.23%	730	723	7	0.97%
FDIC insurance assessment	315	299	16	5.35%	630	555	75	13.51%
Professional services	386	294	92	31.29%	846	767	79	10.30%
Contract services	474	508	(34)	-6.69%	878	876	2	0.23%
Other real estate owned	245	30	215	716.67%	262	35	227	648.57%
Stationery & supplies	182	239	(57)	-23.85%	348	437	(89)	-20.37%
Training & education	337	175	162	92.57%	508	300	208	69.33%
General, administrative & other	1,739	1,745	(6)	-0.34%	3,454	3,437	17	0.49%
Total Non-Interest Expense	$14,835	$14,001	$834	5.96%	$28,794	$27,622	$1,172	4.24%

For the three months ended June 30, 2015, non-interest expense totaled $14.8 million, which represented an $834 thousand increase as compared to the same period in 2014. The increase is primarily attributed to the $356 thousand increase in salaries and employee benefits, supplemented by a $215 thousand increase in expenses related to our other real estate owned, a $162 thousand increase in training and education expenses and a $101 thousand increase in depreciation expense. The increase in salaries and employee benefits was due to normal, recurring merit increases in salaries and an increase in the number of full-time equivalent employees needed to accommodate the growth of the Bank. The increase in the other real estate owned expense resulted from the write down to appraised value associated with the sale of a property located in Guam, and the increase in training and education expenses represents our continuing enhancement in staff development.

During the six-month period ended June 30, 2015, total non-interest expense was $28.8 million, an increase of $1.2 million from the same timeframe in 2014. More than half of this increase, $636 thousand, was in salaries and employee benefits related to salary increases in the normal course of business and an increase in the number of staff needed to accommodate the growth of the Bank. Other real estate owned expenses increased by $227 thousand, primarily during the second calendar quarter of 2015, and training and education expenses increased by $208 thousand.

Income Tax Expense

For the three months ended June 30, 2015, the Bank recorded income tax expense of $793 thousand. This compares to the $838 thousand in income tax expenses recorded for the corresponding period in 2014. Although pre-tax net income increased by $574 thousand, the decrease is primarily the result of a reduction in the California state income tax rate.

For the first half of 2015, our income tax expense was $1.7 million, $16 thousand lower than for the first six months of 2014 despite the increase of $963 thousand in pre-tax net income. This reduction was also due to the reduction in the California state income tax rate.

Financial Condition

Assets

As of June 30, 2015, total assets were $1.52 billion, an increase of 3.6% from the $1.47 billion at December 31, 2014. This $52.9 million increase was comprised of the $53.7 million growth in our net loan portfolio, the $7.9 million rise in our other assets, the $4.4 million growth in interest bearing deposits in banks and the $1.2 million increase in cash and due from banks. These increases were offset by a decrease of $9.0 million in our investment securities portfolio, the elimination of $5.0 million in Federal Funds sold, and a reduction of $415 thousand in the net value of our premises and equipment after depreciation. The shift in the composition of our assets toward loans and away from investment securities and Federal Funds sold was in response to the higher earning opportunities that loans represent, while the increase in total cash and cash equivalents was attributed to an increase in our liquidity funding needs. The overall $51.7 million increase in total assets was funded by an increase of $45.1 million in total deposits and a $4.5 million increase in other liabilities, and resulted in a $3.3 million increase in total stockholders’ equity.

Interest-Earning Assets

The following table sets forth the composition of our interest-earning assets at June 30, 2015, as compared to December 31, 2014:

(dollars in thousands)	June 30, 2015	December 31, 2014	Variance
Interest-earning deposits with financial institutions	$83,844	$79,446	$4,398
Federal Funds sold	-	5,000	(5,000)
Federal Home Loan Bank stock, at cost	1,762	2,067	(305)
Investment securities available for sale	222,909	230,557	(7,648)
Investment securities held to maturity	104,192	105,280	(1,088)
Loans, gross	1,036,829	982,274	54,555
Total interest-earning assets	$1,449,536	$1,404,624	$44,912

Loans

Commercial & industrial loans are loans to businesses to finance capital purchases and improvements, or to provide cash flow for operations. Commercial mortgage loans include loans secured by real property for purposes such as the purchase or improvement of that property, wherein repayment is derived from the income generated by the real property or from business operations. Residential mortgage loans are loans to finance the purchase, improvement, or refinance of real property secured by 1-4 family housing units. Consumer loans are loans to individuals to finance personal needs and are either closed- or open-ended loans. Automobile loans fall under the consumer loans category, but the bulk of consumer loans is typically unsecured extensions of credit such as credit card debt and personal signature loans.

A summary of the balances of loans at June 30, 2015, and December 31, 2014, follows:

	June 30, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial
Commercial & industrial	$223,105	21.5%	$209,871	21.4%
Commercial mortgage	412,940	39.8%	399,737	40.7%
Commercial construction	61,319	5.9%	39,979	4.1%
Total commercial	697,364	67.3%	649,587	66.1%
Consumer
Residential mortgage	144,192	13.9%	141,074	14.4%
Home equity	526	0.1%	910	0.1%
Automobile	22,312	2.2%	18,995	1.9%
Other consumer loans[1]	172,435	16.6%	171,708	17.5%
Total consumer	339,465	32.7%	332,687	33.9%
Gross loans	1,036,829	100.0%	982,274	100.0%
Deferred fee (income) costs, net	(2,333)		(2,355)
Allowance for loan losses	(13,366)		(12,526)
Loans, net	$1,021,130		$967,393

1 Comprised of other revolving credit, installment loans, and overdrafts.

At June 30, 2015, total gross loans increased by $54.6 million to $1.04 billion from $982.3 million at December 31, 2014. The increase in loans was largely attributed to a $47.8 million increase in commercial loans to $697.4 million at June 30, 2015, from $649.6 million at December 31, 2014. The increases in commercial loans was due to the $21.3 million increase in commercial construction loans, the $13.2 million increase in commercial & industrial loans and the $13.2 million increase in our commercial mortgage loan portfolio. There was a $6.8 million increase in consumer loans to $339.5 million at June 30, 2015, up from $332.7 million at December 31, 2014. The increase in consumer loans was due to the $3.3 million increase in automobile loans, the $3.1 million rise in residential mortgage loans and the $727 thousand in other consumer loans, partially offset by a $384 thousand decrease in home equity loans.

At June 30, 2015, loans outstanding were comprised of approximately 67.33% variable rate loans and 32.67% fixed rate loans.

Since it first opened in 1972, the Bank has expanded its operations and its branch network, first in Guam, then in the other islands of our region and in San Francisco, California. In the interests of enhancing performance and stability through market and industry diversification, the Bank has increased its focus on growth in the San Francisco area in recent years, adding personnel with experience and expertise in the Bay Area. The following table provides figures for loans in the Bank’s administrative regions for the years ending December 31, 2013 and 2014, and the quarter ending June 30, 2015:

	At December 31,		At June 30,
	2013	2014	2015
Guam	$550,380	$631,889	$653,563
Commonwealth of the Northern Mariana Islands	$66,252	$66,055	$69,261
The Freely Associated States of Micronesia *	$41,030	$47,227	$51,437
California	$203,221	$222,222	$246,869
Total	$860,883	$967,393	$1,021,130
*	The Freely Associated States are comprised of the Federated States of Micronesia (Chuuk, Kosrae, Pohnpei and Yap), the Republic of Palau and the Republic of the Marshall Islands.

As the table indicates, the Bank’s total net loans increased by 5.6% during the first half of 2015 and by 12.4% during 2014. By way of comparison, loans in the California region increased by 11.1% during the first half of 2015 and by 9.3% during 2014. While the Bank’s overall loan portfolio continues to grow, the California region accounted for 17.8% of that growth during 2014, and 45.9% of loan growth for the six months ended June 30, 2015, providing continued support for the expansion of the Bank.

Interest-Earning Deposits and Investment Securities

In the current lending and interest rate environment, and in order to maintain sufficient liquidity in the ordinary course of business, the Bank held $83.8 million in interest-earning deposits with financial institutions at June 30, 2015, an increase of $4.4 million, or 5.5%, from the $79.4 million in such deposits at December 31, 2014. From December 31, 2014, to June 30, 2015, the Bank’s combined investment portfolio decreased by $9.0 million, or 2.7%, from $337.9 million to $328.9 million. The reallocation of assets away from the investment portfolio was comprised of a $7.6 million decrease in the available-for-sale securities that we hold, which dropped by 3.3%, from $230.6 million to $222.9 million, supplemented by a $1.9 million decrease in held-to-maturity securities, which declined by 1.0%, from $105.3 million to $104.2 million, and a $305 thousand decrease in our holdings of Federal Home Loan Bank stock. Effectively all of the funds from the investment securities sold were converted into higher yielding loans.

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

The following table contains information regarding our nonperforming assets as well as restructured loans as of June 30, 2015, and December 31, 2014.

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Non-accrual loans:
Commercial & industrial	$1,439	$1,738
Commercial mortgage	8,649	8,869
Residential mortgage	7,410	7,347
Home equity	43	47
Other consumer[1]	129	106
Total non-accrual loans	$17,670	$18,107
Loans past due 90 days and still accruing:
Commercial & industrial	$-	$-
Commercial mortgage	-	-
Commercial construction	-	-
Residential mortgage	-	171
Home equity	-	-
Automobile	2	78
Other consumer	1,083	978
Total loans past due 90 days and still accruing	$1,085	$1,227
Total nonperforming loans	$18,755	$19,334
Other real estate owned (OREO):
Commercial real estate	$2,999	$2,999
Residential real estate	$707	$1,455
Total other real estate owned	$3,706	$4,454
Other nonperforming assets:
Other assets owned	$-	$-
Asset backed security	-	-
Total other nonperforming assets	$-	$-
Total nonperforming assets	$22,461	$23,788
Restructured loans:
Accruing loans	$260	$1,002
Non-accruing loans (included in nonaccrual loans above)	8,527	8,895
Total restructured loans	$8,787	$9,897

The above table indicates that nonperforming loans decreased by $579 thousand during the six months ended June 30, 2015, which resulted primarily from the decrease in non-accrual loans by $437 thousand to $17.7 million, down from $18.1 million at December 31, 2014. This decrease is largely attributed to a reduction of non-accrual commercial & industrial loans by $299 thousand and non-accrual commercial mortgage loans by $220 thousand.

At June 30, 2015, the Bank’s largest nonperforming loans consisted of three commercial loan relationships in the amount of $7.0 million, all of which are located in Guam and secured by real estate. These loans were placed on non-accrual due to deficiencies in their cash flow to service the monthly loan payments and meet operating expenses. At this time, management believes that the collateral and the allowance for loan losses are adequate to cover these loans; however, should property values deteriorate, additional write-downs or additional provisions may be necessary.

Analysis of Allowance for Loan Losses

The Allowance for Loans Losses was $13.4 million, or 1.29% of outstanding gross loans as of June 30, 2015, as compared to $12.5 million, or 1.28% of outstanding gross loans at December 31, 2014.

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

The following table summarizes the changes in our allowance for loan losses.

	Commercial	Residential Mortgages	Consumer	Total
	(Dollars in thousands)
Six Months Ended June 30, 2015
Allowance for loan losses:
Balance at beginning of period	$5,538	$1,590	$5,398	$12,526
Charge-offs	(180)	(9)	(1,913)	$(2,102)
Recoveries	59	20	613	$692
Provision	640	(7)	1,617	$2,250
Balance at end of period	$6,057	$1,594	$5,715	$13,366

Three Months Ended June 30, 2015
Allowance for loan losses:
Balance at beginning of period	$5,807	$1,612	$5,552	$12,971
Charge-offs	(150)	-	(915)	$(1,065)
Recoveries	52	1	282	$335
Provision	348	(19)	796	$1,125
Balance at end of period	$6,057	$1,594	$5,715	$13,366

Allowance balance at end of quarter related to:
Loans individually evaluated for impairment	$-	$-	$-	$-
Loans collectively evaluated for impairment	$6,057	$1,594	$5,715	$13,366

Loan balances at end of quarter:
Loans individually evaluated for impairment	$10,326	$7,475	$129	$17,930
Loans collectively evaluated for impairment	687,038	137,243	194,618	1,018,899
Ending Balance	$697,364	$144,718	$194,747	$1,036,829

At December 31, 2014
Allowance for loan losses:
Loans individually evaluated for impairment	$-	$-	$-	$-
Loans collectively evaluated for impairment	$5,538	$1,590	$5,398	$12,526

Loan balances at end of year:
Loans individually evaluated for impairment	$10,777	$8,226	$106	$19,109
Loans collectively evaluated for impairment	638,810	133,758	190,597	963,165
Ending Balance	$649,587	$141,984	$190,703	$982,274

Total Cash and Cash Equivalents

Total cash and cash equivalents were $106.5 million and $105.9 million at June 30, 2015, and December 31, 2014, respectively. This balance, which is comprised of cash and due from bank balances, Federal Funds sold and interest-bearing deposits that we maintain at other financial institutions (including the Federal Reserve Bank of San Francisco, but excepting restricted cash) will vary depending on daily cash settlement activities, the amount of highly liquid assets needed based on known events such as the repayment of borrowings, and actual cash on hand in the Bank’s branches. The increase in the balance during the period was in line with normal daily variations in these categories, but it should be noted that the balance of Federal Funds sold was reduced to $0.0 million because a higher yield on these assets was available from the Federal Reserve Bank.

The following table sets forth the composition of our cash and cash equivalent balances at June 30, 2015, and December 31, 2014:

(dollars in thousands)	June 30, 2015	December 31, 2014	Variance
Cash and due from banks	$23,063	$21,862	$1,201
Federal Funds sold	-	5,000	(5,000)
Interest-bearing deposits with financial institutions	83,444	79,046	4,398
Total cash and cash equivalents	$106,507	$105,908	$599

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

At June 30, 2015, the carrying value of the investment securities portfolio (excluding Federal Home Loan Bank stock) totaled $327.1 million, which represents an $8.7 million decrease from the portfolio balance of $335.8 million at December 31, 2014. The table below sets forth the composition of our investment securities portfolio at June 30, 2015, and December 31, 2014:

The amortized cost and fair value of investment securities, with gross unrealized gains and losses, follows:

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$112,618	$150	$(384)	$112,384
U.S. government agency pool securities	45,629	61	(855)	44,835
U.S. government agency or GSE mortgage-backed securities	66,332	92	(734)	65,690
Total	$224,579	$303	$(1,973)	$222,909
Securities Held-to-Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$44,504	$1,163	$(65)	$45,602
U.S. government agency pool securities	17,196	50	(32)	17,214
U.S. government agency or GSE mortgage-backed securities	42,492	892	(92)	43,292
Total	$104,192	$2,105	$(189)	$106,108

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$100,679	$70	$(185)	$100,564
U.S. government agency pool securities	50,581	87	(797)	49,871
U.S. government agency or GSE mortgage-backed securities	80,281	211	(370)	80,122
Total	$231,541	$368	$(1,352)	$230,557
Securities Held-to-Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$44,346	$983	$(211)	$45,118
U.S. government agency pool securities	18,121	50	(60)	18,111
U.S. government agency or GSE mortgage-backed securities	42,813	975	(9)	43,779
Total	$105,280	$2,008	$(280)	$107,008

At June 30, 2015, and December 31, 2014, investment securities with a carrying value of $207.1 million and $206.9 million, respectively, were pledged to secure various government deposits and other public requirements.

The amortized cost and fair value of investment securities by contractual maturity at June 30, 2015, and December 31, 2014, follows:

	June 30, 2015
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$-	$-	$-	$-
Due after one but within five years	117,504	117,295	23,750	24,024
Due after five but within ten years	11,425	11,285	49,704	51,210
Due after ten years	95,650	94,329	30,738	30,874
Total	$224,579	$222,909	$104,192	$106,108

	December 31, 2014
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$-	$-	$-	$-
Due after one but within five years	104,635	104,590	23,751	23,829
Due after five but within ten years	32,311	32,333	51,214	52,585
Due after ten years	94,595	93,634	30,315	30,594
Total	$231,541	$230,557	$105,280	$107,008

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at June 30, 2015, and December 31, 2014.

	June 30, 2015
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
Securities Available for Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$(384)	$67,286	$-	$-	$(384)	$67,286
U.S. government agency pool securities	(11)	1,697	(844)	34,801	(855)	36,498
U.S. government agency or GSE mortgage- backed securities	(621)	37,047	(113)	16,075	(734)	53,122
Total	$(1,016)	$106,030	$(957)	$50,876	$(1,973)	$156,906

Securities Held to Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$(65)	$14,049	$-	$-	$(65)	$14,049
U.S. government agency pool securities	(30)	10,484	(2)	116	(32)	10,600
U.S. government agency or GSE mortgage- backed securities	(92)	18,654	-	-	(92)	18,654
Total	$(187)	$43,187	$(2)	$116	$(189)	$43,303

	December 31, 2014
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
Securities Available for Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$(185)	$52,587	$-	$-	$(185)	$52,587
U.S. government agency pool securities	(96)	5,622	(701)	35,011	(797)	40,633
U.S. government agency or GSE mortgage- backed securities	-	-	(370)	45,274	(370)	45,274
Total	$(281)	$58,209	$(1,071)	$80,285	$(1,352)	$138,494

Securities Held to Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$(211)	$15,948	$-	$-	$(211)	$15,948
U.S. government agency pool securities	(54)	10,780	(6)	280	(60)	11,060
U.S. government agency or GSE mortgage- backed securities	(9)	6,356	-	-	(9)	6,356
Total	$(274)	$33,084	$(6)	$280	$(280)	$33,364

The Company does not believe that any of the investment securities that were in an unrealized loss position as of June 30, 2015, which comprised a total of 62 securities, were other-than-temporarily impaired. Specifically, the 62 securities are comprised of the following: 22 Small Business Administration (SBA) Pool securities, 17 mortgage-backed securities issued by the Government National Mortgage Association (GNMA), 19 U.S. Treasury securities, 2 mortgage-backed securities issued by the Federal National Mortgage Association (FNMA), and 2 mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation (FHLMC).

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

Deposits

At June 30, 2015, total deposits increased by $45.1 million to $1.40 billion as compared to $1.36 billion in total deposits at December 31, 2014. Interest-bearing deposits increased by $44.9 million to $1.01 billion at June 30, 2015, up from $964.4 million at December 31, 2014, while non-interest bearing deposits increased by $218 thousand to $391.3 million at June 30, 2015, from $391.1 million at December 31, 2014. The 3.3% increase in total deposits was primarily due to improvements in general economic conditions and competitive factors.

The following table sets forth the composition of our interest-bearing deposit portfolio with the average balances and average interest rates for the six months ending June 30, 2015, and June 30, 2014, respectively:

	Six Months Ending June 30,
	2015		2014
(dollars in thousands)	Average balance	Average rate	Average balance	Average rate
Interest-bearing deposits:
Interest-bearing checking accounts	$148,952	0.11%	$138,687	0.11%
Money market and savings accounts	791,594	0.18%	785,308	0.56%
Certificates of deposit	52,897	0.31%	49,894	0.37%
Total interest-bearing deposits	$993,443	0.18%	$973,889	0.49%

As mentioned earlier, the Bank has expanded its operations and its branch network since it first opened in 1972, first in Guam, then in the other islands of our region and in San Francisco, California. As time has passed, the Bank has gathered market share in each of the islands. In recent years, in order to diversify its geographic market, the Bank has increased its focus on growth in the San Francisco area. The following table provides figures for deposits in the Bank’s administrative regions for the years ending December 31, 2013 and 2014, and the quarter ending June 30, 2015:

	At December 31,		At June 30,
	2013	2014	2015
Guam	$645,056	$792,378	$784,674
Commonwealth of the Northern Mariana Islands	$207,402	$230,654	$250,218
The Freely Associated States of Micronesia *	$254,900	$285,509	$308,536
California	$76,087	$46,973	$57,226
Total	$1,183,445	$1,355,514	$1,400,654
*	The Freely Associated States are comprised of the Federated States of Micronesia (Chuuk, Kosrae, Pohnpei and Yap), the Republic of Palau and the Republic of the Marshall Islands.

During the first half of 2015, the Bank’s deposits increased by $45.1 million, or 3.3%, while in the full year of 2014, deposits increased by a total of $172.1 million. Our branches in Guam experienced a decrease of $7.7 million in deposits during the first six months of 2015, while our CNMI branches provided an additional $19.6 million and the deposits in our branches in the Freely Associated States of Micronesia grew by $23.0 million. Our California region deposits resumed their growth, contributing an additional $10.3 million, generally due to strong economic conditions there, as well as the active expansion of the Bank through our San Francisco branch.

Borrowed Funds

The Bank has a variety of sources from which it may obtain secondary funding. These sources include, among others, the Federal Reserve Bank of San Francisco, the Federal Home Loan Bank-Des Moines, and credit lines established with our correspondent banks. Borrowings are obtained for a variety of reasons which include, but are not limited to, funding loan growth, the purchase of investments in the absence of core deposits, and to provide additional liquidity to meet the demands of depositors.

At June 30, 2015, and December 31, 2014, the Company had no short-term borrowings.

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

At June 30, 2015, our liquid assets, which include cash and due from banks, federal funds sold, interest-earning deposits with financial institutions (excluding restricted cash), and investment securities available for sale totaled $329.4 million, down $7.0 million from $336.5 million at December 31, 2014. This decrease is comprised entirely of the $7.6 million decrease in available for sale securities and a $5.0 million decrease in

Federal Funds sold, offset by an increase of $4.4 million in interest-bearing deposits in banks and an increase of $1.2 million in cash and due from banks.

Contractual Obligations

The Bank utilizes facilities, equipment and land under various operating leases with terms, including renewal options, ranging from 1 to 99 years. Some of these leases include scheduled rent increases. The total amount of the rent is being debited to expense on the straight-line method over the lease terms in accordance with ASC Topic 840 “Leases”. The Bank has recorded a deferred obligation of $847 thousand and $820 thousand as of June 30, 2015, and December 31, 2014, respectively, which has been included within other liabilities to reflect the excess of rent expense over cash paid on the leases.

At June 30, 2015, annual lease commitments under the above non-cancelable operating leases were as follows:

Years ending December 31,
2015	$1,043
2016	1,203
2017	977
2018	762
2019 and Thereafter	17,862
Total	$21,847

The Bank leases certain facilities from two separate entities in which two of its directors have separate ownership interests. Lease payments made to these entities during the six months ended June 30, 2015, and the twelve months ended December 31, 2014, approximated $185 thousand and $370 thousand, respectively.

Additionally, the Bank leases office space to third parties, with original lease terms ranging from 3 to 5 years with option periods ranging up to 15 years. At June 30, 2015, minimum future rents to be received under non-cancelable operating sublease agreements were $96 thousand, $55 thousand, and $0 thousand for the periods ending December 31, 2015, 2016 and, 2017, respectively.

A summary of rental activities for the six-month periods ended June 30, 2015 and 2014, is as follows:

	June 30,
	2015	2014
Rent expense	$1,248	$1,211
Less: sublease rentals	137	137
Net rent expense	$1,111	$1,074

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

A summary of financial instruments with off-balance-sheet risk at June 30, 2015, and December 31, 2014, is as follows:

	June 30, 2015	December 31, 2014
Commitments to extend credit	$108,844	$134,525
Letters of credit:
Standby letters of credit	$47,495	$48,451
Other letters of credit	6,673	2,684
Total	$54,168	$51,135

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

The Bank considers its standby and other letters of credit to be guarantees. At June 30, 2015, the maximum undiscounted future payments that the Bank could be required to make was $54.2 million. All of these arrangements mature within one year. The Bank generally has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized; however, several that are extended to the Bank’s most creditworthy customers are unsecured. The Bank had not recorded any liabilities associated with these guarantees at June 30, 2015.

Mortgage loans serviced for others are not included in the accompanying condensed consolidated statements of condition. The unpaid principal balances of mortgage loans serviced for others were $214.2 million and $213.8 million at June 30, 2015, and December 31, 2014, respectively. On June 30, 2015, and December 31, 2014, the Bank recorded mortgage servicing rights at their fair value of $1.5 million and $1.4 million, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital and the new Common Equity Tier 1 capital which took effect on January 1, 2015 (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of June 30, 2015, and December 31, 2014, the Bank met all capital adequacy requirements to which it is subject.

As of June 30, 2015, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There have been no conditions or events since the FDIC notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of June 30, 2015, and December 31, 2014, are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2015:
Total capital (to Risk Weighted Assets)	$120,304	12.12%	$79,397	8.00%	$99,247	10.00%
Tier 1 capital (to Risk Weighted Assets)	$107,886	10.87%	$59,548	6.00%	$79,397	8.00%
Tier 1 capital (to Average Assets)	$107,886	7.07%	$61,013	4.00%	$76,266	5.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$107,886	10.87%	$44,661	4.50%	$64,510	6.50%

At December 31, 2014:
Total capital (to Risk Weighted Assets)	$114,606	11.83%	$77,504	8.00%	$96,881	10.00%
Tier 1 capital (to Risk Weighted Assets)	$102,486	10.58%	$38,752	4.00%	$58,128	6.00%
Tier 1 capital (to Average Assets)	$102,486	7.01%	$58,520	4.00%	$73,150	5.00%

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2015, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s Rules and forms and is accumulated and communicated to management, including our Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Exhibit

31.01	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley At of 2002

31.02	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Statements of Condition as of June 30, 2015 and December 31, 2014, (ii) Unaudited Condensed Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 and (v) Notes to Unaudited Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, BankGuam Holding Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANKGUAM HOLDING COMPANY

Date: August 11, 2015	By:	/s/ LOURDES A. LEON GUERRERO
Lourdes A. Leon Guerrero, President and Chief Executive Officer

Date: August 11, 2015	By:	/s/ FRANCISCO M. ATALIG
Francisco M. Atalig, Senior Vice President and Chief Financial Officer