Form 10-Q
period 2015-09-30
BankGuam Holding Co
filed 2015-11-10
CIK 1527383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of September 30, 2015, the registrant had outstanding 9,216,775 shares of common stock.

BANKGUAM HOLDING COMPANY

FORM 10-Q

QUARTERLY REPORT

TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION		4

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	4

	Condensed Consolidated Statements of Condition at September 30, 2015, and December 31, 2014	5

	Condensed Consolidated Statements of Income for the three months and nine months ended September 30, 2015 and 2014	6

	Condensed Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 2015 and 2014	7

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014	8

	Notes to Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 4.	Controls and Procedures	49

PART II. OTHER INFORMATION		50

Item 6.	Exhibits	50

Signatures		51

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

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may be preceded by, followed by or include the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “is designed to” and similar expressions. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about our business and the environment in which it operates that could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” included elsewhere in this Quarterly Report and as may be updated in filings we make from time to time with the U.S. Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for our fiscal year ended December 31, 2014, and our other Quarterly Reports on Form 10-Q filed by us in fiscal 2015. We have no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or risks, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. New information, future events or risks could cause the forward-looking statements we discuss in this Quarterly Report not to occur. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

The financial statements and the notes thereto begin on the next page.

BankGuam Holding Company

Condensed Consolidated Statements of Condition

(in Thousands, Except Par Value)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash and due from banks	$45,028	$21,862
Federal Funds sold	-	5,000
Interest bearing deposits in banks	94,150	79,046
Total cash and cash equivalents	139,178	105,908
Restricted cash	400	400
Investment securities available-for-sale, at fair value	224,666	230,557
Investment securities held-to-maturity, at amortized cost	101,429	105,280
Federal Home Loan Bank stock, at cost	1,762	2,067
Loans, net of allowance for loan losses ($13,764 and $12,526, respectively)	1,042,919	967,393
Accrued interest receivable	4,594	3,764
Premises and equipment, net	17,840	18,586
Goodwill	783	783
Other assets	41,276	31,001
Total assets	$1,574,847	$1,465,739

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$411,528	$391,108
Interest bearing	1,035,804	964,406
Total deposits	1,447,332	1,355,514
Accrued interest payable	109	134
Other liabilities	16,220	7,908
Total liabilities	1,463,661	1,363,556
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock $0.2083 par value; 48,000 shares authorized; 9,249 and 8,961 shares issued and 9,217 and 8,929 shares outstanding at 9/30/15 and 12/31/14, respectively	1,928	1,867
Additional paid-in capital	19,427	16,656
Retained earnings	92,680	87,154
Accumulated other comprehensive loss	(2,559)	(3,204)
	111,476	102,473
Common stock in treasury, at cost (32 shares)	(290)	(290)
Total stockholders’ equity	111,186	102,183
Total liabilities and stockholders’ equity	$1,574,847	$1,465,739

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Income

(Dollar and Share Amounts in Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest income:
Loans	$16,577	$15,361	$48,585	$45,275
Investment securities	1,156	1,400	3,380	4,097
Deposits with banks	32	42	119	158
Federal Funds sold	-	2	2	5
Total interest income	17,765	16,805	52,086	49,535
Interest expense:
Savings deposits	421	639	1,311	2,920
Time deposits	41	55	124	158
Total interest expense	462	694	1,435	3,078
Net interest income	17,303	16,111	50,651	46,457
Provision for loan losses	1,125	1,465	3,375	3,265
Net interest income, after provision for loan losses	16,178	14,646	47,276	43,192
Non-interest income:
Service charges and fees	1,409	1,065	3,563	3,421
Investment securities net gains (reclassified from other comprehensive income)	89	237	61	237
Income from merchant services	333	220	479	1,236
Cardholders income	345	238	1,069	347
Trustee fees	180	162	412	314
Other income	650	666	1,970	1,997
Total non-interest income	3,006	2,588	7,554	7,552
Non-interest expenses:
Salaries and employee benefits	7,377	6,726	21,184	19,896
Occupancy	1,690	1,799	4,990	5,162
Depreciation	1,701	1,554	4,869	4,672
Insurance	411	416	1,273	1,256
Telecommunications	382	390	1,113	1,114
FDIC assessment	328	355	958	910
Professional services	417	370	1,263	1,137
Contract services	342	486	1,220	1,362
Other real estate owned	138	73	401	108
Stationery and supplies	206	172	555	609
Training and education	217	235	725	535
General, administrative and other	1,756	1,645	5,210	5,082
Total non-interest expenses	14,965	14,221	43,761	41,843
Income before income taxes	4,219	3,013	11,069	8,901
Income tax expense	1,149	719	2,846	2,432
Net income	$3,070	$2,294	$8,223	$6,469
Earnings per share:
Basic	$0.34	$0.26	$0.92	$0.73
Diluted	$0.34	$0.26	$0.92	$0.73
Dividends declared per share	$0.100	$0.100	$0.300	$0.350
Basic weighted average common shares	8,971	8,813	8,945	8,808
Diluted weighted average common shares	8,971	8,813	8,945	8,808

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$3,070	$2,294	$8,223	$6,469
Other comprehensive income (loss), net of tax effects:
Unrealized holding (loss) gain on available-for-sale securities arising during the period	808	(887)	327	798
Reclassification for gain realized on available-for-sale securities	(89)	(237)	(61)	(237)
Amortization of unrealized holding loss on held-to-maturity securities during the period	112	134	378	463
Total other comprehensive (loss) income	831	(990)	644	1,024
Total comprehensive income	$3,901	$1,304	$8,867	$7,493

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Cash Flows

(in Thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$8,223	$6,469
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,375	3,265
Depreciation	2,659	2,511
Amortization of fees, discounts and premiums	1,206	1,696
Write-down and loss (gain) on sales of other real estate owned, net	223	(16)
Proceeds from sales of loans held for sale	16,376	16,966
Origination of loans held for sale	(16,376)	(16,966)
Increase in mortgage servicing rights	(70)	(57)
Realized gain on sale of available-for-sale securities	(61)	(237)
Realized (gain) loss on sale of premises and equipment	(16)	(12)
Net change in operating assets and liabilities:
Accrued interest receivable	(830)	(347)
Other assets	(11,206)	(6,008)
Accrued interest payable	(25)	(43)
Other liabilities	8,312	4,322
Net cash provided by operating activities	11,790	11,543
Cash flows from investing activities:
Purchases of available-for-sale securities	(152,022)	(181,582)
Purchases of held-to-maturity securities	(3,293)	-
Proceeds from sales of available-for-sale securities	143,540	51,948
Maturities, prepayments and calls of available-for-sale securities	13,877	50,065
Maturities, prepayments and calls of held-to-maturity securities	7,141	11,683
Loan originations and principal collections, net	(78,952)	(73,868)
Proceeds from sales of other real estate owned	829	485
Proceeds from sales of premises and equipment	16	-
Purchases of premises and equipment	(1,913)	(2,801)
Net cash used in investing activities	(70,777)	(144,070)
Cash flows from financing activities:
Net increase in deposits	91,819	253,665
Proceeds from FHLB stock redemption	304	21
Proceeds from issuance of common stock	2,832	145
Dividends paid	(2,698)	(3,083)
Net cash provided by financing activities	92,257	250,748
Net change in cash and cash equivalents	33,270	118,221
Cash and cash equivalents at beginning of year	105,908	96,583
Cash and cash equivalents at end of period	$139,178	$214,804
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,461	$3,078
Income taxes	200	205
Supplemental disclosure of noncash investing and financing activities:
Net change in unrealized loss on held-to-maturity securities, net of tax	378	463
Net change in unrealized (gain) loss on available-for-sale securities, net of tax	267	561
Other real estate owned transferred from loans, net	378	708
Other real estate owned transferred to loans, net	(428)	(158)

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

Note 2 – Summary of Significant Accounting Policies and Recent Accounting Pronouncements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all footnotes that would be required for a full presentation of financial condition, results of operations, changes in cash flows and comprehensive income in accordance with generally accepted accounting principles in the United States (“GAAP”). However, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of our management, are necessary for a fair presentation of our financial condition and our results of operations for the interim periods presented. The condensed consolidated statement of condition as of September 30, 2015, was derived from the Company’s audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Our consolidated financial condition at September 30, 2015, and the consolidated results of operations for the three- and nine-month periods ended September 30, 2015, are not necessarily indicative of what our financial condition will be as of December 31, 2015, or of the results of our operations that may be expected for the full year ending December 31, 2015.

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

Note 3 – Earnings Per Common Share

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to shares subscribed but not yet issued in 2015 and 2014 under the Employee Stock Purchase Plan, and are reported as dilutive options. No shares were subscribed but not issued at the end of the first three calendar quarters of 2015 or 2014.

Earnings per common share have been computed based on reported net income and the following share data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income available for common stockholders	$3,070	$2,294	$8,223	$6,469
Weighted average number of common shares outstanding	8,971	8,813	8,945	8,808
Effect of dilutive options	-	-	-	-
Weighted average number of common shares outstanding - used to calculate diluted earnings per common share	8,971	8,813	8,945	8,808
Income per common share:
Basic	$0.34	$0.26	$0.92	$0.73
Diluted	$0.34	$0.26	$0.92	$0.73

Note 4 – Investment Securities

The amortized cost and fair value of investment securities, with gross unrealized gains and losses, follows:

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$105,937	$628	$(56)	$106,509
U.S. government agency pool securities	45,052	41	(874)	44,219
U.S. government agency or GSE mortgage-backed securities	74,257	145	(464)	73,938
Total	$225,246	$814	$(1,394)	$224,666
Securities Held-to-Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$44,571	$1,615	$-	$46,186
U.S. government agency pool securities	16,534	36	(47)	16,523
U.S. government agency or GSE mortgage-backed securities	40,324	1,073	(2)	41,395
Total	$101,429	$2,724	$(49)	$104,104

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$100,679	$70	$(185)	$100,564
U.S. government agency pool securities	50,581	87	(797)	49,871
U.S. government agency or GSE mortgage-backed securities	80,281	211	(370)	80,122
Total	$231,541	$368	$(1,352)	$230,557
Securities Held-to-Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$44,346	$983	$(211)	$45,118
U.S. government agency pool securities	18,121	50	(60)	18,111
U.S. government agency or GSE mortgage-backed securities	42,813	975	(9)	43,779
Total	$105,280	$2,008	$(280)	$107,008

At September 30, 2015, and December 31, 2014, investment securities with a carrying value of $216.2 million and $206.9 million, respectively, were pledged to secure various government deposits and to meet other public requirements.

The amortized cost and fair value of investment securities by contractual maturity at September 30, 2015, and December 31, 2014, are shown below.

	September 30, 2015
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$-	$-	$-	$-
Due after one but within five years	110,706	111,292	23,751	24,200
Due after five but within ten years	10,843	10,698	48,780	50,747
Due after ten years	103,697	102,676	28,898	29,157
Total	$225,246	$224,666	$101,429	$104,104

	December 31, 2014
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$-	$-	$-	$-
Due after one but within five years	104,635	104,590	23,751	23,829
Due after five but within ten years	32,311	32,333	51,214	52,585
Due after ten years	94,595	93,634	30,315	30,594
Total	$231,541	$230,557	$105,280	$107,008

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2015, and December 31, 2014.

	September 30, 2015
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
Securities Available for Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$(56)	$29,895	$-	$-	$(56)	$29,895
U.S. government agency pool securities	(19)	3,378	(855)	33,891	(874)	37,269
U.S. government agency or GSE mortgage- backed securities	(347)	35,632	(117)	15,306	(464)	50,938
Total	$(422)	$68,905	$(972)	$49,197	$(1,394)	$118,102

Securities Held to Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$-	$-	$-	$-	$-	$-
U.S. government agency pool securities	(43)	9,823	(4)	265	(47)	10,088
U.S. government agency or GSE mortgage- backed securities	(2)	5,842	-	-	(2)	5,842
Total	$(45)	$15,665	$(4)	$265	$(49)	$15,930

	December 31, 2014
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
Securities Available for Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$(185)	$52,587	$-	$-	$(185)	$52,587
U.S. government agency pool securities	(96)	5,622	(701)	35,011	(797)	40,633
U.S. government agency or GSE mortgage- backed securities	-	-	(370)	45,274	(370)	45,274
Total	$(281)	$58,209	$(1,071)	$80,285	$(1,352)	$138,494

Securities Held to Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$(211)	$15,948	$-	$-	$(211)	$15,948
U.S. government agency pool securities	(54)	10,780	(6)	280	(60)	11,060
U.S. government agency or GSE mortgage- backed securities	(9)	6,356	-	-	(9)	6,356
Total	$(274)	$33,084	$(6)	$280	$(280)	$33,364

The investment securities that were in an unrealized loss position as of September 30, 2015, which comprised a total of 46 securities, were not other-than-temporarily impaired. Specifically, the 46 securities are comprised of the following: 23 Small Business Administration (SBA) Pool securities, 17 mortgage-backed securities issued by the Government National Mortgage Association (GNMA), and 6 U.S. Treasuries.

Total gross unrealized losses were primarily attributable to changes in market interest rates, relative to when the investment securities were purchased, and not due to any change in the credit quality of the investment securities. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not likely that the Company will be required to sell the investment securities before recovery of their amortized cost bases.

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

During the three months ended September 30, 2015, the Bank originated approximately $4.5 million in FHLMC mortgage loans and sold approximately $4.5 million of those loans.

During the nine months ended September 30, 2015, the Bank originated approximately $16.4 million in FHLMC mortgage loans and sold approximately $16.4 million of those loans.

Mortgage Servicing Rights

Mortgage loans serviced for others are not included in the accompanying condensed consolidated statements of condition. The unpaid principal balances of mortgage loans serviced for others were $214.3 million and $213.8 million at September 30, 2015, and December 31, 2014, respectively.

We retain mortgage servicing rights on mortgage loans that we sell. Such rights represent the net positive cash flows generated from the servicing of such mortgage loans and we recognize such rights as assets on our statements of financial condition based on their estimated fair values. We receive servicing fees, less any subservicing costs, on the unpaid principal balances of such mortgage loans. Those fees are collected from the monthly payments made by the mortgagors or from the proceeds of the sale or foreclosure and liquidation of the underlying real property collateralizing the loans. At September 30, 2015 and December 31, 2014, mortgage servicing rights totaled $1.5 million and $1.4 million, respectively, and are included in other assets in the accompanying consolidated statements of condition.

The Bank accounts for mortgage servicing rights at fair value with changes in fair value recorded in the consolidated statements of income.

Loans

Outstanding loan balances are presented net of unearned income, deferred loan fees, and unamortized discount and premium. Loans subject to ASC 310-30 are presented net of the related accretable yield and nonaccretable difference.

The loan portfolio consisted of the following at:

	September 30, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial
Commercial & industrial	$232,618	22.0%	$209,871	21.4%
Commercial mortgage	418,859	39.6%	399,737	40.7%
Commercial construction	61,991	5.9%	39,979	4.1%
Total commercial	713,468	67.4%	649,587	66.1%
Consumer
Residential mortgage	144,844	13.7%	141,074	14.4%
Home equity	591	0.1%	910	0.1%
Automobile	24,373	2.3%	18,995	1.9%
Other consumer loans[1]	175,672	16.6%	171,708	17.5%
Total consumer	345,480	32.6%	332,687	33.9%
Gross loans	1,058,948	100.0%	982,274	100.0%
Deferred fee (income) costs, net	(2,265)		(2,355)
Allowance for loan losses	(13,764)		(12,526)
Loans, net	$1,042,919		$967,393
[1]	Comprised of other revolving credit, installment loans, and overdrafts.

At September 30, 2015, total gross loans increased by $76.7 million to $1.06 billion from $982.3 million at December 31, 2014. The increase in loans was largely attributed to a $63.9 million increase in commercial loans to $713.5 million at September 30, 2015, from $649.6 million at December 31, 2014. The increase in commercial loans was due to the $22.7 million increase in commercial & industrial loans, the $22.0 million increase in commercial construction loans and the $19.1 million increase in the commercial mortgage loan portfolio. There was a $12.8 million increase in consumer loans to $345.5 million at September 30, 2015, up from $332.7 million at December 31, 2014. The increase in consumer loans was due to the $5.4 million increase in automobile loans, $4.0 million increase in other consumer loans and the $3.8 million rise in residential mortgage loans, partially offset by the $319 thousand reduction in home equity loans.

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

Set forth below is a summary of the Bank’s activity in the allowance for loan losses during the three- and nine-month periods ended September 30, 2015, and the year ended December 31, 2014:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015	Year Ended December 31, 2014
		(Dollars in thousands)
Balance, beginning of period	$13,366	$12,526	$12,077
Provision for loan losses	1,125	3,375	4,540
Recoveries on loans previously charged off	345	1,037	1,779
Charged off loans	(1,072)	(3,174)	(5,870)
Balance, end of period	$13,764	$13,764	$12,526

Set forth below is information regarding loan balances and the related allowance for loan losses, by portfolio type, for the three- and nine-month periods ended September 30, 2015, and the year ended December 31, 2014, respectively.

	Commercial	Residential Mortgages	Consumer	Total
	(Dollars in thousands)
Nine Months Ended September 30, 2015
Allowance for loan losses:
Balance at beginning of period	$5,538	$1,590	$5,398	$12,526
Charge-offs	(183)	(9)	(2,982)	$(3,174)
Recoveries	70	23	944	$1,037
Provision	1,278	(121)	2,218	$3,375
Balance at end of period	$6,703	$1,483	$5,578	$13,764

Three Months Ended September 30, 2015
Allowance for loan losses:
Balance at beginning of period	$6,057	$1,594	$5,715	$13,366
Charge-offs	(3)	-	(1,069)	$(1,072)
Recoveries	10	4	331	$345
Provision	639	(115)	601	$1,125
Balance at end of period	$6,703	$1,483	$5,578	$13,764

Allowance balance at end of quarter related to:
Loans individually evaluated for impairment	$-	$-	$-	$-
Loans collectively evaluated for impairment	$6,703	$1,483	$5,578	$13,764

Loan balances at end of quarter:
Loans individually evaluated for impairment	$10,015	$6,893	$96	$17,004
Loans collectively evaluated for impairment	703,453	138,542	199,949	1,041,944
Ending Balance	$713,468	$145,435	$200,045	$1,058,948

Year Ended December 31, 2014
Allowance for loan losses:
Balance at beginning of year	$5,987	$922	$5,168	$12,077
Charge-offs	(1,966)	(60)	(3,844)	(5,870)
Recoveries	307	19	1,453	1,779
Provision	1,210	709	2,621	4,540
Balance at end of year	$5,538	$1,590	$5,398	$12,526

Allowance balance at end of year related to:
Loans individually evaluated for impairment	$-	$-	$-	$-
Loans collectively evaluated for impairment	$5,538	$1,590	$5,398	$12,526

Loan balances at end of year:
Loans individually evaluated for impairment	$10,777	$8,226	$106	$19,109
Loans collectively evaluated for impairment	638,810	133,758	190,597	963,165
Ending Balance	$649,587	$141,984	$190,703	$982,274

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

Credit Quality

The following table provides a summary of the delinquency status of the Bank’s loans by portfolio type:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans Outstanding
	(Dollars in thousands)
September 30, 2015
Commercial
Commercial & industrial	$298	$329	$149	$776	$231,842	$232,618
Commercial mortgage	137	1,658	2,985	4,780	414,079	418,859
Commercial construction	-	-	-	-	61,991	61,991
Total commercial	435	1,987	3,134	5,556	707,912	713,468

Consumer
Residential mortgage	5,575	5,023	2,759	13,357	131,487	144,844
Home equity	-	-	-	-	591	591
Automobile	594	108	25	727	23,646	24,373
Other consumer [1]	2,724	1,133	1,351	5,208	170,464	175,672
Total consumer	8,893	6,264	4,135	19,292	326,188	345,480
Total	$9,328	$8,251	$7,269	$24,848	$1,034,100	$1,058,948

December 31, 2014
Commercial
Commercial & industrial	$264	$240	$88	$592	$209,279	$209,871
Commercial mortgage	400	187	3,390	3,977	395,760	399,737
Commercial construction	-	-	-	-	39,979	39,979
Total commercial	664	427	3,478	4,569	645,018	649,587

Consumer
Residential mortgage	7,504	4,875	3,315	15,694	125,380	141,074
Home equity	-	15	-	15	895	910
Automobile	336	43	78	457	18,538	18,995
Other consumer [1]	2,207	1,138	1,049	4,394	167,314	171,708
Total consumer	10,047	6,071	4,442	20,560	312,127	332,687
Total	$10,711	$6,498	$7,920	$25,129	$957,145	$982,274
[1]	Comprised of other revolving credit, installment loans, and overdrafts.

Generally, the accrual of interest on a loan is discontinued when principal or interest payments become more than 90 days past due, unless management believes the loan is adequately collateralized and is in the process of collection. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received, except when the ultimate collectability of principal is probable, in which case interest payments are credited to income. Non-accrual loans may be restored to accrual status when principal and interest become current and full repayment is expected. The following table provides information as of September 30, 2015, and December 31, 2014, with respect to loans on non-accrual status, by portfolio type:

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Non-accrual loans:
Commercial
Commercial & industrial	$1,361	$1,738
Commercial mortgage	8,585	8,869
Total commercial	9,946	10,607

Consumer
Residential mortgage	6,833	7,347
Home equity	39	47
Other consumer [1]	96	106
Total consumer	6,968	7,500
Total non-accrual loans	$16,914	$18,107
[1]	Comprised of other revolving credit, installment loans, and overdrafts.

The Bank classifies its loan portfolios using internal credit quality ratings, as discussed above under Allowance for Loan Losses. The following table provides a summary of loans by portfolio type and the Bank’s internal credit quality ratings as of September 30, 2015, and December 31, 2014:

	September 30, 2015	December 31, 2014	Increase (Decrease)
	(Dollars in thousands)
Pass:
Commercial & industrial	$220,895	$208,133	$12,762
Commercial mortgage	389,007	377,373	11,634
Commercial construction	61,991	39,979	22,012
Residential mortgage	137,886	133,537	4,349
Home equity	552	863	(311)
Automobile	24,348	18,917	5,431
Other consumer	174,270	170,745	3,525
Total pass loans	$1,008,949	$949,547	$59,402

Special Mention:
Commercial & industrial	$9,325	$-	$9,325
Commercial mortgage	18,117	11,476	6,641
Commercial construction	-	-	-
Residential mortgage	20	-	20
Home equity	-	-	-
Automobile	-	-	-
Other consumer	-	-	-
Total special mention loans	$27,462	$11,476	$15,986

Substandard:
Commercial & industrial	$2,357	$1,730	$627
Commercial mortgage	11,734	10,888	846
Commercial construction	-	-	-
Residential mortgage	491	428	63
Home equity	-	-	-
Automobile	-	-	-
Other consumer	-	-	-
Total substandard loans	$14,582	$13,046	$1,536

Formula Classified:
Commercial & industrial	$41	$8	$33
Commercial mortgage	-	-	-
Commercial construction	-	-	-
Residential mortgage	6,447	7,109	(662)
Home equity	39	47	(8)
Automobile	25	78	(53)
Other consumer	1,403	963	440
Total formula classified loans	$7,955	$8,205	$(250)

Doubtful:
Commercial & industrial	$-	$-	$-
Commercial mortgage	-	-	-
Commercial construction	-	-	-
Residential mortgage	-	-	-
Home equity	-	-	-
Automobile	-	-	-
Other consumer	-	-	-
Total doubtful loans	$-	$-	$-
Total outstanding loans, gross	$1,058,948	$982,274	$76,674

As the above table indicates, the Bank’s total loans approximated $1.06 billion at September 30, 2015, up from $982.3 million at December 31, 2014. The disaggregation of the portfolio by risk rating in the table reflects the following changes between December 31, 2014, and September 30, 2015:

•

Loans rated “pass” increased by $59.4 million to $1.0 billion at September 30, 2015, up from $949.5 million at December 31, 2014. The increases were primarily in commercial construction loans, by $22.0 million, commercial & industrial loans, by $12.8 million, commercial mortgage loans, by $11.6 million, automobile loans by $5.4 million, and residential mortgage loans, which rose by $4.3 million. Other consumer loans increased by $3.5 million. The increases in commercial construction loans, commercial mortgage loans and commercial & industrial loans were primarily due to various large loans originated in the California region and in Guam. The increase in automobile loans was primarily due to new dealer loan bookings. The increases in residential mortgage loans and in other consumer loans were primarily due to gradual improvements in economic conditions. These increases were partially offset by a decrease in home equity loans, which fell by $311 thousand due to loan payoffs and paydowns.

•

The “special mention” category was $16.0 million higher at September 30, 2015, than at December 31, 2014. This is attributed to a rise in special mention commercial & industrial loans of $9.3 million, which was due to two loan relationships being reclassified from “pass” to “special mention”. Special mention commercial mortgage loans increased by $6.6 million as a result of three loan relationships moving from “pass” to “special mention”.

•

Loans classified “substandard” increased by $1.5 million to $14.6 million at September 30, 2015, from $13.0 million at December 31, 2014. The increase was mainly the result of $846 thousand in commercial mortgage loans being reclassified due to one loan relationship transferring from “special mention” to “substandard”. Additionally, “substandard” commercial & industrial loans increased by $627 thousand due to the classification of two loan relationships from “special mention” to “substandard”.

•

The “formula classified” category decreased by $250 thousand, primarily due to $662 thousand less in residential mortgage loans falling into this category, partially offset by $440 thousand in other consumer loans being added to the category.

•	There were no loans classified as “doubtful” at either September 30, 2015, or December 31, 2014.

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

The following table sets forth information regarding non-accrual loans and restructured loans, at September 30, 2015, and December 31, 2014:

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Impaired loans:
Restructured loans:
Non-accruing restructured loans	$8,409	$8,895
Accruing restructured loans	90	1,002
Total restructured loans	8,499	9,897
Other non-accruing impaired loans	8,505	9,212
Total impaired loans	$17,004	$19,109

Impaired loans less than 90 days delinquent and included in total impaired loans	$11,136	$12,417

The table below contains additional information with respect to impaired loans, by portfolio type, for September 30, 2015, and December 31, 2014:

	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
September 30, 2015, With no related allowance recorded:
Commercial & industrial	$1,430	$3,078	$1,561	$-
Commercial mortgage	8,585	10,348	8,820	-
Commercial construction	-	-	-	-
Residential mortgage	6,854	6,897	7,451	(3)
Home equity	39	39	43	-
Automobile	-	-	-	-
Other consumer	96	96	127	-
Total impaired loans with no related allowance	$17,004	$20,458	$18,003	$(3)

September 30, 2015, With an allowance recorded:
Commercial & industrial	$-	$-	$-	$-
Commercial mortgage	-	-	-	-
Commercial construction	-	-	-	-
Residential mortgage	-	-	-	-
Home equity	-	-	-	-
Automobile	-	-	-	-
Other consumer	-	-	-	-
Total impaired loans with no related allowance	$-	$-	$-	$-

December 31, 2014, With no related allowance recorded:
Commercial & industrial	$1,738	$3,432	$2,955	$-
Commercial mortgage	9,039	10,798	8,314	-
Commercial construction	-	-	-	-
Residential mortgage	8,179	8,231	8,244	-
Home equity	47	47	53	-
Automobile	-	-	-	-
Other consumer	106	110	134	-
Total impaired loans with no related allowance	$19,109	$22,618	$19,700	$-

December 31, 2014, With an allowance recorded:
Commercial & industrial	$-	$-	$-	$-
Commercial mortgage	-	-	-	-
Commercial construction	-	-	-	-
Residential mortgage	-	-	-	-
Home equity	-	-	-	-
Automobile	-	-	-	-
Other consumer	-	-	-	-
Total impaired loans with no related allowance	$-	$-	$-	$-

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

Troubled Debt Restructurings

In accordance with FASB’s Accounting Standard Update No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring” (ASU No. 2011-02), the Bank had $8.5 million of troubled debt restructurings (TDRs) as of September 30, 2015. The restructured loans recorded with the Bank have been modified for the purpose of alleviating temporary impairments to the borrower’s financial condition. The modifications that the Bank has extended to borrowers have come in the form of a change in the amortization terms, reduction in the interest rate, and interest-only payments. The workout plan between the borrower and the Bank is designed to provide a bridge for cash flow shortfalls in the near term. As the borrower works through the near term issues, in most cases, the original contractual terms will be reinstated.

Additional information regarding performing and nonperforming TDRs at September 30, 2015 and December 31, 2014 is set forth in the following table:

		Pre-Modification Outstanding	Post-Modification Outstanding	Outstanding Balance
	Number of Loans	Recorded Investment	Recorded Investment	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Performing
Residential mortgage	1	$35	$35	$21	$832
Commercial mortgage	1	75	75	69	170
Automobile	-	-	-	-	-
Consumer	-	-	-	-	-
Total Performing	2	110	110	90	1,002
Nonperforming
Residential mortgage	-	$-	$-	$-	$-
Commercial mortgage	12	15,735	14,420	8,409	8,895
Automobile	-	-	-	-	-
Consumer	-	-	-	-	-
Total Nonperforming	12	$15,735	$14,420	$8,409	$8,895
Total Troubled Debt Restructurings (TDRs)	14	$15,845	$14,530	$8,499	$9,897

Note 6 – Commitments and Contingencies

The Bank is involved in certain legal actions and claims that arise in the ordinary course of business. Management believes that, as a result of its legal defenses and insurance arrangements, none of these matters is expected to have a material adverse effect on the Bank’s or the Company’s financial condition, results of operations or cash flows.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of September 30, 2015, and December 31, 2014, the Bank met all capital adequacy requirements to which it is subject.

As of September 30, 2015, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. Effective January 1, 2015, the minimum regulatory standards for Tier 1 risk weighted capital were increased from 4.00% to 6.00% to be deemed adequately capitalized and from 6.00% to 8.00% to be deemed well capitalized, and Bank of Guam continues to exceed the well capitalized standard in this measure.

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

There are no conditions or events since the notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of September 30, 2015, and December 31, 2014, are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2015:
Total capital (to Risk Weighted Assets)	$125,601	12.28%	$81,849	8.00%	$102,312	10.00%
Tier 1 capital (to Risk Weighted Assets)	$112,801	11.03%	$61,387	6.00%	$81,849	8.00%
Tier 1 capital (to Average Assets)	$112,801	7.32%	$61,622	4.00%	$77,028	5.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$112,801	11.03%	$46,040	4.50%	$66,502	6.50%

At December 31, 2014:
Total capital (to Risk Weighted Assets)	$114,606	11.83%	$77,504	8.00%	$96,881	10.00%
Tier 1 capital (to Risk Weighted Assets)	$102,486	10.58%	$38,752	4.00%	$58,128	6.00%
Tier 1 capital (to Average Assets)	$102,486	7.01%	$58,520	4.00%	$73,150	5.00%

Since the formation of the Company in 2011, our assets have grown by 42.7% ($471.6 million), while our stockholders’ equity has grown by 25.3% ($22.5 million, including $18.8 million in retained earnings). The difference between these growth rates has challenged our ability to maintain our capital ratios. In order to support the Company’s continued growth and to provide sufficient resources to expand our holdings, the Board has approved the issuance of an additional $5.0 million in common stock. During September 2015, an additional $2.7 million in stock was issued under this initiative. Since September 30, 2015, $170.9 thousand more has been issued and is not reflected in the accompanying financial statements.

Note 8 – Off-Balance-Sheet Activities

The Bank is a party to credit-related financial instruments with off-balance-sheet risk to meet the financing needs of its customers in the normal course of business. These financial instruments include commitments to extend credit, standby letters of credit, and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in addition to the amount reflected in the condensed consolidated financial statements.

The Bank’s exposure to credit loss, in the event of nonperformance by the other parties to financial instruments for loan commitments and letters of credit, is represented by the contractual amount of these instruments. The Bank follows the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

A summary of financial instruments with off-balance-sheet risk at September 30, 2015, and December 31, 2014, is as follows:

	September 30, 2015	December 31, 2014
Commitments to extend credit	$130,237	$134,525
Letters of credit:
Standby letters of credit	$49,288	$48,451
Other letters of credit	3,994	2,684
Total	$53,282	$51,135

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

The Bank considers its standby and other letters of credit to be payment guarantees. At September 30, 2015, the maximum undiscounted future payments that the Bank could be required to make for all outstanding letters of credit were $53.3 million. All of these arrangements mature within one year. The Bank has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized; however, several are unsecured. The Bank had not recorded any liabilities associated with these guarantees at September 30, 2015.

Note 9 – Income Taxes

We record an amount equal to the tax credits, tax loss carry-forwards and tax deductions (“tax benefits”) that we believe will be available to us to offset or reduce the amounts of our income taxes in future periods as a deferred tax asset on our balance sheet. Under applicable federal and state income tax laws and regulations in the United States, such tax benefits will expire if not used within specified periods of time. Accordingly, the ability to fully use our deferred tax asset depends on the amount of taxable income that we generate during those time periods. At least once each year, or more frequently if warranted, we make estimates of future taxable income that we believe we are likely to generate during those future periods. If we conclude, on the basis of those estimates and the amount of the tax benefits available to us, that it is more likely than not that we will be able to fully utilize those tax benefits prior to their expiration, we recognize the deferred tax asset in full on our balance sheet. On the other hand, if we conclude on the basis of those estimates and the amount of the tax benefits available to us that it has become more likely than not that we will be unable to utilize those tax benefits in full prior to their expiration, then we would establish a (or increase any existing) valuation allowance to reduce the deferred tax asset on our balance sheet to the amount which we believe we are more likely than not to be able to utilize. Such a reduction is implemented by recognizing a non-cash charge that would have the effect of increasing the provision, or reducing any credit, for income taxes that we would otherwise have recorded in our statements of income. The determination of whether and the extent to which we will be able to utilize our deferred tax asset involves significant management judgments and assumptions that are subject to period-to-period changes as a result of changes in tax laws, changes in the market, or economic conditions that could affect our operating results or variances between our actual operating results and our projected operating results, as well as other factors.

A valuation allowance of $2.3 million has been provided at September 30, 2015, to reduce the deferred tax asset because, in management’s opinion, it is more likely than not that less than the entire amount will be realized. The portion of the deferred tax asset with valuation allowance is attributable to a net operating loss carry forward from the Bank’s California operations. The benefit of the net operating loss has already been realized as a result of the Guam income tax code.

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

Financial assets measured at fair value on a recurring basis as of September 30, 2015, and December 31, 2014, are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At September 30, 2015
U.S. treasury notes and bonds	$106,509	$-	$-	$106,509
U.S. government agency pool securities	-	44,219	-	44,219
U.S. government agency or GSE	-	73,938	-	73,938
Other assets:
MSRs	-	-	1,475	1,475
Total assets	$106,509	$118,157	$1,475	$226,141

At December 31, 2014
U.S. treasury notes and bonds	$55,512	$-	$-	$55,512
U.S. government agency and sponsored enterprise (GSE) debt securities	-	45,052	-	45,052
U.S. government agency pool securities	-	49,871	-	49,871
U.S. government agency or GSE	-	80,122	-	80,122
Other assets:
MSRs	-	-	1,405	1,405
Total assets	$55,512	$175,045	$1,405	$231,962

There were no liabilities measured at fair value on a recurring basis as of September 30, 2015, and December 31, 2014.

During the periods ended September 30, 2015, and December 31, 2014, the changes in Level 3 assets measured at fair value on a recurring basis are as follows:

	September 30, 2015	December 31, 2014
Beginning balance	$1,405	$1,354
Additions	222	134
Payoffs	(152)	(83)
Ending balance	$1,475	$1,405

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

There were no transfers into or out of the Bank’s Level 3 financial assets for the periods ended September 30, 2015, and December 31, 2014.

Fair Value on a Nonrecurring Basis

Under certain circumstances, the Bank makes adjustments to fair value for assets and liabilities even though they are not measured at fair value on an ongoing basis. The following table presents the financial instruments carried on the consolidated statements of condition by caption and by level in the fair value hierarchy at September 30, 2015, and December 31, 2014, for which a nonrecurring change in fair value has been recorded:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2015
Financial assets:
Loans, net
Impaired loans	$-	$-	$130	$130

Other assets
Other real estate owned	$-	$-	$3,740	$3,740

December 31, 2014
Financial assets:
Loans, net
Impaired loans	$-	$-	$140	$140

Other assets
Other real estate owned	$-	$-	$4,454	$4,454

During the quarter ended September 30, 2015, one loan was identified as being collateral deficient in the amount of $3.0 thousand from its carrying value of $133.0 thousand and was charged down to $130 thousand. The fair value of loans subject to write downs is estimated using the appraised value of the underlying collateral, discounted as necessary due to management’s estimates of changes in economic conditions, less the estimated costs of selling the assets.

Additionally, the Bank also makes adjustments to nonfinancial assets and liabilities even though they are not measured at fair value on an ongoing basis. The Bank does not have nonfinancial assets or liabilities for which a nonrecurring change in fair value has been recorded during the periods ended September 30, 2015, and December 31, 2014.

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

Federal Home Loan Bank Stock

The Bank is a member of the Federal Home Loan Bank of Des Moines (“FHLB”).  As members, we are required to own stock of the FHLB, the amount of which is based primarily on the level of our borrowings from that institution.  We also have the right to acquire additional shares of stock in the FHLB; however, to date, we have not done so.  The fair value of the FHLB stock is equal to its carrying amount, is classified as restricted securities and is periodically evaluated for impairment based on our assessment of the ultimate recoverability of our investment in that stock.  Any cash or stock dividends paid to us on such stock are reported as income.

Investment Securities

When quoted prices are available in an active market, the Bank classifies the securities within Level 1 of the valuation hierarchy. Level 1 securities include U.S. Treasury notes and bonds.

If quoted market prices are not available, the Bank estimates fair values using pricing models and discounted cash flows that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, and credit spreads. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include U.S. GSE obligations, U.S. government agency pool securities, and other securities. Mortgage-backed securities are included in Level 2 if observable inputs are available. In certain cases where there is limited activity or less transparency around inputs to the valuation, the Bank would classify those securities in Level 3. At September 30, 2015, and December 31, 2014, the Bank did not have any Level 3 investment securities.

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

Fair Value of Other Financial Instruments

The estimated fair values of the Bank’s financial instruments, excluding those assets recorded at fair value on a recurring basis on the Bank’s consolidated statements of condition, are as follows:

		Estimated fair value
	Carrying Amount	Level 1	Level 2	Level 3
September 30, 2015	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$139,178	$139,178	$-	$-
Restricted cash	400	400	-	-
Federal Home Loan Bank stock	1,762	-	1,762	-
Investment securities held-to-maturity	101,429	-	104,104	-
Loans	1,042,919	-	-	1,036,016
Total	$1,285,688	$139,578	$105,866	$1,036,016

Financial liabilities:
Deposits	1,447,332	-	-	1,437,211
Total	$1,447,332	$-	$-	$1,437,211

December 31, 2014	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$105,908	$105,908	$-	$-
Restricted cash	400	400	-	-
Federal Home Loan Bank stock	2,067	-	2,067	-
Investment securities held-to-maturity	105,280	-	107,008	-
Loans	967,393	-	-	964,171
Total	$1,181,048	$106,308	$109,075	$964,171

Financial liabilities:
Deposits	$1,355,514	$-	$-	$1,346,624
Total	$1,355,514	$-	$-	$1,346,624

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

Summary of Operating Results

The following table provides unaudited comparative information with respect to our results of operations for the three- and nine-month periods ended September 30, 2015 and 2014, respectively:

(unaudited)	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2015 Amount	2014 Amount	% Change	2015 Amount	2014 Amount	% Change

Interest income	$17,765	$16,805	5.7%	$52,086	$49,535	5.1%
Interest expense	462	694	-33.4%	1,435	3,078	-53.4%
Net interest income before provision for loan losses	17,303	16,111	7.4%	50,651	46,457	9.0%
Provision for loan losses	1,125	1,465	-23.2%	3,375	3,265	3.4%
Net interest income after provision for loan losses	16,178	14,646	10.5%	47,276	43,192	9.5%
Non-interest income	3,006	2,588	16.2%	7,554	7,552	0.0%
Non-interest expense	14,965	14,221	5.2%	43,761	41,843	4.6%
Income before income taxes	4,219	3,013	40.0%	11,069	8,901	24.4%
Income tax expense	1,149	719	59.8%	2,846	2,432	17.0%
Net income	$3,070	$2,294	33.8%	$8,223	$6,469	27.1%

Net income per common share
Basic net income	$0.34	$0.26		$0.92	$0.73
Diluted net income	$0.34	$0.26		$0.92	$0.73

As the above table indicates, our net income increased in the three months ended September 30, 2015, as compared to the corresponding period in 2014. In the three months ended September 30, 2015, we recorded net income after taxes of $3.1 million, an increase of $776 thousand (or 33.8%) as compared to the same period in 2014. These results were most significantly impacted by: (i) higher net interest income, which increased by $1.2 million, supplemented by an increase of $418 thousand in non-interest income; and, (ii) an increase of $744 thousand in non-interest expense. The increase in net interest income was due to an increase in total interest income of $960 thousand, generated primarily by an increase of $1.2 million in earnings on our loan portfolio, and the reduction in total interest expense by $232 thousand that resulted from paying lower interest rates on money market and savings accounts during 2015 than in 2014. The increase in non-interest expenses in the three months ended September 30, 2015, as compared to the same period in 2014, was largely attributed to an increase in salaries and employee benefits expenses, which went up by $651 thousand.

In the nine months ended September 30, 2015, we had an increase in net income after taxes of $1.8 million (or 27.1%) compared to the same period in 2014. The increase was primarily due to an increase in our net interest income of $4.2 million, partially offset by an increase of $1.9 million in non-interest expenses. The increase in net interest income was composed of an increase in interest income, primarily the result of a $3.3 million rise in revenues from our loan portfolio, supplemented by a reduction of $1.6 million in interest expense that resulted from lowering the interest rate paid on savings and money market accounts. While non-interest income increased by only $2 thousand, non-interest expense increased by $1.9 million. The increase in non-interest expenses resulted primarily from higher salaries and employee benefits, which grew by $1.3 million during the first nine months of 2015 in comparison to the same period in 2014, a rise of $293 thousand in expenses associated with other real estate owned, an increase of $197 thousand in depreciation expense and an increase of $190 thousand in training and education expenses.

The following table shows the increase in our net interest margin and indicates the impact that the increase in our operating results in the three- and nine-month periods ended September 30, 2015 and 2014, respectively, had on our annualized returns on average assets and average equity during those periods, as compared to the first three and nine months of 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net interest margin	4.76%	4.56%	4.71%	4.52%
Return on average assets	0.79%	0.61%	1.08%	0.89%
Return on average equity	11.35%	9.28%	15.54%	13.36%

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

Loans and Interest on Loans

Loan receivables that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances, reduced by any charge-offs or specific valuation allowances and net of any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment in income over the life of the related loan.

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

Results of Operations

Net Interest Income

Net interest income, the primary component of the Bank’s income, refers to the difference between the interest earned on loans, investment securities and other interest-earning assets, and the interest paid on deposits and other borrowed funds. Our interest income and interest expense are affected by a number of factors, some of which are outside of our control, including national and local economic conditions, the monetary policies of the Federal Reserve’s Open Market Committee which affect interest rates, competition in the marketplace for loans and deposits, the demand for loans and the ability of borrowers to meet their payment obligations. Net interest income, when expressed as a percentage of average earning assets, is a banking organization’s “net interest margin."

The following table sets forth our interest income, interest expense and net interest income, and our annualized net interest margin for the three- and nine-month periods ended September 30, 2015 and 2014, respectively:

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2015 Amount	2014 Amount	% Change	2015 Amount	2014 Amount	% Change
Interest income	$17,765	16,805	5.71%	$52,086	49,535	5.15%
Interest expense	462	694	-33.43%	1,435	3,078	-53.38%
Net interest income	$17,303	$16,111	7.40%	$50,651	$46,457	9.03%

Net interest margin	4.76%	4.56%	0.19%	4.71%	4.52%	0.19%

Net interest income increased by 7.4% for the three months ended September 30, 2015, as compared to the corresponding period in 2014.

For the three months ended September 30, 2015, net interest income rose by $1.2 million as compared to the same period in 2014. Total interest income increased by $960 thousand, principally because of a $1.2 million increase in interest earned on loans, partially offset by a $244 thousand decrease in interest income from investment securities. Net interest income also increased as the result of a $232 thousand decrease in total interest expense that was almost entirely due to a decrease of $218 thousand in the interest paid on money market and savings account deposits after the Bank reduced the interest rates that it pays on those accounts.

During the first nine months of 2015, net interest income increased by $4.2 million in comparison to the first nine months of 2014, composed of an increase of $3.3 million in earnings from our loan portfolio, partially offset by a decrease of $717 thousand in income from our investment securities portfolio, and supplemented by the $1.6 million (53.4%) decrease in interest expense that resulted from a reduction in the interest rates that we paid on savings, money market and time deposit accounts.

Average Balances

Distribution, Rate and Yield

The following table sets forth information regarding our average balance sheet, annualized yields on interest-earning assets and interest rates on interest-bearing liabilities, the interest rate spread and the interest rate margin for the three- and nine-month periods ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015			2014
	Average Balance	Interest Earned/Paid	Average Yield/Rate	Average Balance	Interest Earned/Paid	Average Yield/Rate
Interest earning assets:
Short term investments[1]	$85,086	$32	0.15%	$127,560	$44	0.14%
Investment Securities²	328,663	1,156	1.41%	361,739	1,400	1.55%
Loans³	1,041,241	16,577	6.37%	922,664	15,361	6.66%
Total earning assets	1,454,990	17,765	4.88%	1,411,963	16,805	4.76%
Noninterest earning assets	100,106			82,482
Total Assets	$1,555,096			$1,494,445
Interest-bearing liabilities:
Interest-bearing checking accounts	$166,464	$48	0.12%	$142,979	$43	0.12%
Money market and savings accounts	803,496	373	0.19%	795,581	596	0.30%
Certificates of deposit	52,048	41	0.32%	49,702	55	0.44%
Total interest-bearing liabilities	1,022,008	462	0.18%	988,262	694	0.28%
Non-interest bearing liabilities	424,936			407,335
Total Liabilities	1,446,944			1,395,597
Stockholders’ equity	108,152			98,848
Total Liabilities and Stockholders’ Equity	$1,555,096			$1,494,445

Net interest income		$17,303			$16,111

Interest rate spread			4.70%			4.48%
Net interest margin			4.76%			4.56%

	Nine Months Ended September 30,
	2015			2014
	Average Balance	Interest Earned/Paid	Average Yield/Rate	Average Balance	Interest Earned/Paid	Average Yield/Rate
Interest earning assets:
Short term investments[1]	$95,837	$121	0.17%	$125,574	$163	0.17%
Investment Securities²	324,558	3,380	1.39%	348,405	4,097	1.57%
Loans³	1,014,728	48,585	6.38%	897,282	45,275	6.73%
Total earning assets	1,435,123	52,086	4.84%	1,371,261	49,535	4.82%
Noninterest earning assets	88,163			76,943
Total Assets	$1,523,286			$1,448,204
Interest-bearing liabilities:
Interest-bearing checking accounts	$154,789	$131	0.11%	$140,118	$119	0.11%
Money market and savings accounts	795,562	1,180	0.20%	788,732	2,801	0.47%
Certificates of deposit	52,614	124	0.31%	49,830	158	0.42%
Total interest-bearing liabilities	1,002,965	1,435	0.19%	978,680	3,078	0.42%
Non-interest bearing liabilities	414,478			372,706
Total Liabilities	1,417,443			1,351,386
Stockholders’ equity	105,843			96,818
Total Liabilities and Stockholders’ Equity	$1,523,286			$1,448,204

Net interest income		$50,651			$46,457

Interest rate spread			4.65%			4.40%
Net interest margin			4.71%			4.52%
(¹)	Short term investments consist of interest-bearing deposits that we maintain with other financial institutions.
(2)	Includes all investment securities in the Available-for-Sale and the Held-to-Maturity classifications.
(3)	Loans include the average balance of non-accrual loans.

For the three months ended September 30, 2015, our total average earning assets increased by $43.0 million as compared to the same period in 2014, attributed entirely to the $118.6 million increase in our average loan portfolio, partially offset by the $42.5 million decrease in average short term investments and the $33.1 million decrease in our investment securities portfolio. The overall year-over-year growth in our average earning assets was the result of continued growth in our deposit base and an increase in non-interest bearing liabilities, supplemented by growth in our average stockholders’ equity. In the three month period ended September 30, 2015, average total interest-bearing liabilities increased by $33.7 million in comparison to the third quarter of 2014, comprised of an increase in average interest-bearing checking accounts by $23.5 million, a $7.9 million increase in average interest-bearing money market and savings accounts and the $2.3 million increase in average interest-bearing certificates of deposit that resulted from improvements in the level of economic activity in the island markets that we serve. The increase of $17.6 million in average non-interest bearing liabilities resulted in an overall increase of $51.3 million in average total liabilities. During the third quarter of 2015, average stockholders’ equity increased by $9.3 million (9.4%) in comparison to the year-earlier period.

Our net interest rate spread increased by 0.22% and our net interest margin increased by 0.20% in the three months ended September 30, 2015, as compared to the same period in 2014. The increase in our interest rate spread is primarily attributed to the 0.12% increase in the average yield on our interest earning assets, predominantly due to the conversion of funds from average short term investments and average investment securities into higher-yielding average loans. The increase in our average yields was supplemented by the 0.10% decrease in our average cost of interest-bearing deposits, particularly the reduction of 0.11% in the average interest rate paid on average savings and money market deposits. The 0.19% increase in our net interest margin resulted from the 7.40% increase in our net interest income exceeding the 3.05% increase in our total interest-earning assets.

In the nine months ended September 30, 2015, our total average earning assets increased by $63.9 million, or 4.7%, from the year-earlier period due to a $117.4 million increase in our average loan portfolio, which was partially offset by a reduction of $29.7 million in our average short term investments and a decrease of $23.8 million in our average investment securities portfolio. The increase in the loan portfolio was partially funded by the liquidation of those other interest earning assets, supplemented by increases of $24.3 million in average interest-bearing liabilities and $41.8 million in average non-interest bearing liabilities, the latter of which was primarily the result of increases in commercial and consumer demand deposits. The increases in average interest-bearing and non-interest bearing liabilities combined for an increase of $66.1 million in average total liabilities, while the remainder of the $75.1 million increase in average total assets resulted in a $9.0 million increase in average stockholders’ equity during the first nine months of 2015 when compared to the first nine months of 2014.

Our interest rate spread and our net interest margin were 0.25% and 0.19% higher, respectively, during the first nine months of 2015 than during the year-earlier period.  The increase in the interest rate spread was the result of the interest rate on average total interest-bearing liabilities falling by 0.23%, which was primarily due to the 0.28% reduction in interest rates on average money market and savings accounts, while the yield on average total earning assets increased by 0.02%. The increase in our net interest margin during the first nine months of 2015 compared to a year earlier was due to our net interest income rising faster than our average earning assets, at 9.03% versus 4.66%, respectively.

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

If management determines that it is necessary to increase the allowance for loan losses, a provision for loan losses is taken from current interest income and assigned to the allowance. For the three-month period ended September 30, 2015, the Bank’s provision for loan losses was $1.1 million, which was $340 thousand lower than during the corresponding period of 2014. Management believes that the provision for loan losses was sufficient to provide for the incremental adjustment to the risk of loss inherent with the increase in our gross loan portfolio by $22.1 million, from $1.04 billion at June 30, 2015, to $1.06 billion at September 30, 2015. By comparison, we recorded net loan charge-offs of $727 thousand for the three-month period and $2.1 million for the nine-month period ended September 30, 2015, and the allowance for loan losses at September 30, 2015, stood at $13.8 million or 1.30% of total gross loans outstanding as of the balance sheet date. During the nine months ended September 30, 2015, the Bank’s provision for loan losses was $3.4 million, $110 thousand higher than in the corresponding period of 2014. Management believes that this provision is adequate, given the $76.7 million increase in the Bank’s loan portfolio during the first nine months of 2015. See “Analysis of Allowance for Loan Losses” in the Financial Condition Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Non-Interest Income

The table below represents the major components of non-interest income and the changes therein for the three- and nine-month periods ended September 30, 2015 and 2014.

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2015 Amount	2014 Amount	Amount Change	Percent Change	2015 Amount	2014 Amount	Amount Change	Percent Change

Non-Interest Income
Service charges and fees	$1,409	$1,065	$344	32.3%	$3,563	$3,421	$142	4.2%
Investment securities gains (losses), net	89	237	(148)	-62.4%	61	237	(176)	-74.3%
Income from merchants	333	220	113	51.4%	479	1,236	(757)	-61.2%
Income from cardholders	345	238	107	45.0%	1,069	347	722	208.1%
Trustee fees	180	162	18	11.1%	412	314	98	31.2%
Other income	650	666	(16)	-2.4%	1,970	1,997	(27)	-1.4%
Total Non-Interest Income	$3,006	$2,588	$418	16.2%	$7,554	$7,552	$2	0.0%

For the three months ended September 30, 2015, non-interest income totaled $3.0 million, which represented an increase of $418 thousand as compared to the same period in 2014. The growth is primarily attributed to the $344 thousand increase in income from service charges and fees, supplemented by an increase of $113 thousand in income from merchants and an increase of $107 thousand in income from cardholders, partially offset by a $148 thousand decrease in investment securities gains.

For the nine months ended September 30, 2015, total non-interest income was practically unchanged from the same period in 2014. The details, though, show a decrease of $757 thousand in merchant income and a decrease of $176 thousand in investment securities gains, partially offset by an increase of $722 thousand in income from cardholders and an increase of $142 thousand in service charges and fees. The decrease in merchant income was due to unrecovered increases in interchange fees in 2014; the increase in cardholder income was due to an increase in surcharge income coupled with reduced processing fees in 2015.

Non-interest Expense

The table below represents the major components of non-interest expense and the changes for the three- and nine-month periods ended September 30, 2015 and 2014.

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2015 Amount	2014 Amount	Amount Change	Percent Change	2015 Amount	2014 Amount	Amount Change	Percent Change

Non-Interest Expense:
Salaries & employee benefits	$7,377	$6,726	$651	9.68%	$21,184	$19,896	$1,288	6.47%
Occupancy	1,690	1,799	(109)	-6.06%	4,990	5,162	(172)	-3.33%
Equipment & Depreciation	1,701	1,554	147	9.46%	4,869	4,672	197	4.22%
Insurance	411	416	(5)	-1.20%	1,273	1,256	17	1.35%
Telecommunications	382	390	(8)	-2.05%	1,113	1,114	(1)	-0.09%
FDIC assessment	328	355	(27)	-7.61%	958	910	48	5.27%
Professional services	417	370	47	12.70%	1,263	1,137	126	11.08%
Contract services	342	486	(144)	-29.63%	1,220	1,362	(142)	-10.43%
Other real estate owned	138	73	65	89.04%	401	108	293	271.30%
Stationery & supplies	206	172	34	19.77%	555	609	(54)	-8.87%
Training & education	217	235	(18)	-7.66%	725	535	190	35.51%
General, administrative & other	1,756	1,645	111	6.75%	5,210	5,082	128	2.52%
Total Non-Interest Expense	$14,965	$14,221	$744	5.23%	$43,761	$41,843	$1,918	4.58%

For the three months ended September 30, 2015, non-interest expense totaled $15.0 million, which represented a $744 thousand increase as compared to the same period in 2014. The increase is primarily attributed to the $651 thousand increase in salaries and employee benefits, supplemented by a $147 thousand increase in equipment & depreciation expense and a $111 thousand increase in training and education expenses. The increase in salaries and employee benefits was due to normal, recurring merit increases in salaries and an increase in the number of full-time equivalent employees needed to accommodate the growth of the Bank. The increase in equipment & depreciation expense resulted from higher equipment maintenance costs, and the increase in training and education expenses represents our continuing enhancement of staff development.

During the nine-month period ended September 30, 2015, total non-interest expense was $43.8 million, an increase of $1.9 million from the same timeframe in 2014. More than two-thirds of this increase, $1.3 million, was in salaries and employee benefits related to salary increases in the normal course of business and an increase in the number of staff needed to accommodate the growth of the Bank. Other real estate owned expenses increased by $293 thousand, primarily due to write downs during the second calendar quarter of 2015, equipment & depreciation expense increased by $197 thousand and training and education expenses increased by $190 thousand, while occupancy expenses decreased by $172 thousand.

Income Tax Expense

For the three months ended September 30, 2015, the Bank recorded income tax expense of $1.1 million. This compares to the $719 thousand in income tax expenses recorded for the corresponding period in 2014. The primary cause of this increase was the rise in pre-tax net income of $1.2 million, but a reduction in the California state income tax rate helped to attenuate the change.

For the first nine months of 2015, our income tax expense was $2.8 million, $414 thousand higher than for the first nine months of 2014 due to the increase of $1.2 million in pre-tax net income. Although the reduction in the California state income tax rate helped to mitigate the increase, their impact was secondary to higher pre-tax profits.

Financial Condition

Assets

As of September 30, 2015, total assets were $1.57 billion, an increase of 7.4% from the $1.47 billion at December 31, 2014. This $109.1 million increase was comprised of the $75.5 million growth in our net loan portfolio, the $23.2 million increase in cash and due from banks, the $15.1 million growth in interest bearing deposits in banks, the $10.3 million rise in our other assets and the $830 thousand increase in accrued interest receivable. These increases were offset by a decrease of $10.0 million in our investment securities portfolio, the elimination of $5.0 million in Federal Funds sold, and a reduction of $746 thousand in the net value of our premises and equipment after depreciation. The shift in the composition of our assets toward loans and away from investment securities and Federal Funds sold was in response to the higher earning opportunities that loans represent, while the increase in total cash and cash equivalents was attributed to an increase in our liquidity funding needs and the superior yield of deposits with the Federal Reserve over other short term, riskless assets. The overall $109.1 million increase in total assets was funded by an increase of $91.8 million in total deposits and an $8.3 million increase in other liabilities, and resulted in a $9.0 million increase in total stockholders’ equity.

Interest-Earning Assets

The following table sets forth the composition of our interest-earning assets at September 30, 2015, as compared to December 31, 2014:

(dollars in thousands)	September 30, 2015	December 31, 2014	Variance
Interest-earning deposits with financial institutions	$94,550	$79,446	$15,104
Federal Funds sold	-	5,000	(5,000)
Federal Home Loan Bank stock, at cost	1,762	2,067	(305)
Investment securities available for sale	224,666	230,557	(5,891)
Investment securities held to maturity	101,429	105,280	(3,851)
Loans, gross	1,058,948	982,274	76,674
Total interest-earning assets	$1,481,355	$1,404,624	$76,731

Loans

Commercial & industrial loans are loans to businesses to finance capital purchases and improvements, or to provide cash flow for operations. Commercial mortgage loans include loans secured by real property for purposes such as the purchase or improvement of that property, wherein repayment is derived from the income generated by the real property or from business operations. Residential mortgage loans are loans to consumers to finance the purchase, improvement, or refinance of real property secured by 1-4 family housing units. Consumer loans include loans to individuals to finance personal needs and are either closed- or open-ended loans. Automobile loans fall under the consumer loans category, but the bulk of consumer loans is typically unsecured extensions of credit such as credit card debt and personal signature loans.

A summary of the balances of loans at September 30, 2015, and December 31, 2014, follows:

	September 30, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial
Commercial & industrial	$232,618	22.0%	$209,871	21.4%
Commercial mortgage	418,859	39.6%	399,737	40.7%
Commercial construction	61,991	5.9%	39,979	4.1%
Total commercial	713,468	67.4%	649,587	66.1%
Consumer
Residential mortgage	144,844	13.7%	141,074	14.4%
Home equity	591	0.1%	910	0.1%
Automobile	24,373	2.3%	18,995	1.9%
Other consumer loans[1]	175,672	16.6%	171,708	17.5%
Total consumer	345,480	32.6%	332,687	33.9%
Gross loans	1,058,948	100.0%	982,274	100.0%
Deferred fee (income) costs, net	(2,265)		(2,355)
Allowance for loan losses	(13,764)		(12,526)
Loans, net	$1,042,919		$967,393
[1]	Comprised of other revolving credit, installment loans, and overdrafts.

At September 30, 2015, total gross loans increased by $76.7 million to $1.06 billion from $982.3 million at December 31, 2014. The increase in loans was largely attributed to a $63.9 million increase in commercial loans to $713.5 million at September 30, 2015, from $649.6 million at December 31, 2014. The increase in commercial loans was due to, the $22.7 million increase in commercial & industrial loans, the $22.0 million increase in commercial construction loans and the $19.1 million increase in our commercial mortgage loan portfolio. There was a $12.8 million increase in consumer loans to $345.5 million at September 30, 2015, up from $332.7 million at December 31, 2014. The increase in consumer loans was due to the $5.4 million increase in automobile loans, the $4.0 million growth in other consumer loans and the $3.8 million rise in residential mortgage loans, partially offset by a $319 thousand decrease in home equity loans.

At September 30, 2015, loans outstanding were comprised of approximately 67.83% variable rate loans and 32.17% fixed rate loans.

Since it first opened in 1972, the Bank has expanded its operations and its branch network, first in Guam, then in the other islands of our region and in San Francisco, California. In the interests of enhancing performance and stability through market and industry diversification, the Bank has increased its focus on growth in the San Francisco area in recent years, adding personnel with experience and expertise in the Bay Area. The following table provides figures for loans, net of allowance and deferred fees, in the Bank’s administrative regions for the years ending December 31, 2013 and 2014, and the quarter ending September 30, 2015:

	At December 31,		At September 30,
	2013	2014	2015
Guam	$550,380	$631,889	$669,248
Commonwealth of the Northern Mariana Islands	$66,252	$66,055	$69,863
The Freely Associated States of Micronesia *	$41,030	$47,227	$53,948
California	$203,221	$222,222	$249,860
Total	$860,883	$967,393	$1,042,919
*	The Freely Associated States are comprised of the Federated States of Micronesia (Chuuk, Kosrae, Pohnpei and Yap), the Republic of Palau and the Republic of the Marshall Islands.

As the table indicates, the Bank’s total net loans increased by 7.8% during the first nine months of 2015 and by 12.4% during 2014. By way of comparison, loans in the California region increased by 12.4% during the first nine months of 2015 and by 9.3% during 2014. While the Bank’s overall loan portfolio continues to grow, the California region accounted for 17.8% of that growth during 2014, and 36.6% of loan growth for the nine months ended September 30, 2015, providing continued support for the expansion of the Bank.

Interest-Earning Deposits and Investment Securities

In the current lending and interest rate environment, and in order to maintain sufficient liquidity in the ordinary course of business, the Bank held $94.6 million in interest-earning deposits with financial institutions at September 30, 2015, an increase of $15.1 million, or 19.0%, from the $79.4 million in such deposits at December 31, 2014. From December 31, 2014, to September 30, 2015, the Bank’s combined investment portfolio decreased by $10.0 million, or 3.0%, from $337.9 million to $327.9 million. The reallocation of assets away from the investment portfolio was comprised of a $5.9 million decrease in the available-for-sale securities that we hold, which dropped by 2.6%, from $230.6 million to $224.7 million, supplemented by a $3.9 million decrease in held-to-maturity securities, which declined by 3.7%, from $105.3 million to $101.4 million, and a $305 thousand decrease in our holdings of Federal Home Loan Bank stock. Effectively all of the funds from the investment securities sold were converted into higher yielding loans.

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

The following table contains information regarding our nonperforming assets as well as restructured loans as of September 30, 2015, and December 31, 2014.

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Non-accrual loans:
Commercial & industrial	$1,361	$1,738
Commercial mortgage	8,585	8,869
Residential mortgage	6,833	7,347
Home equity	39	47
Other consumer[1]	96	106
Total non-accrual loans	$16,914	$18,107
Loans past due 90 days and still accruing:
Commercial & industrial	$34	$-
Commercial mortgage	-	-
Commercial construction	-	-
Residential mortgage	105	171
Home equity	-	-
Automobile	25	78
Other consumer	1,307	978
Total loans past due 90 days and still accruing	$1,471	$1,227
Total nonperforming loans	$18,385	$19,334
Other real estate owned (OREO):
Commercial real estate	$2,973	$2,999
Residential real estate	$767	$1,455
Total other real estate owned	$3,740	$4,454
Other nonperforming assets:
Other assets owned	$-	$-
Asset backed security	-	-
Total other nonperforming assets	$-	$-
Total nonperforming assets	$22,125	$23,788
Restructured loans:
Accruing loans	$90	$1,002
Non-accruing loans (included in nonaccrual loans above)	8,409	8,895
Total restructured loans	$8,499	$9,897

The above table indicates that nonperforming loans decreased by $949 thousand during the nine months ended September 30, 2015, which resulted primarily from the decrease in non-accrual loans by $1.2 million to $16.9 million, down from $18.1 million at December 31, 2014. This decrease is largely attributed to a reduction of non-accrual residential mortgages by $514 thousand, non-accrual commercial & industrial loans by $377 thousand and non-accrual commercial mortgage loans by $284 thousand.

At September 30, 2015, the Bank’s largest nonperforming loans consisted of three commercial real estate mortgage loan relationships in the amount of $7.0 million, all of which are located in Guam and secured by real estate. These loans were placed on non-accrual due to deficiencies in the underlying cash flow to service the monthly loan payments and meet operating expenses. At this time, management believes that the collateral and the allowance for loan losses are adequate to cover these loans; however, should property values deteriorate, additional write-downs or additional provisions may be necessary.

Analysis of Allowance for Loan Losses

The Allowance for Loans Losses was $13.8 million, or 1.30% of outstanding gross loans as of September 30, 2015, as compared to $12.5 million, or 1.28% of outstanding gross loans at December 31, 2014.

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

The following table summarizes the changes in our allowance for loan losses.

	Commercial	Residential Mortgages	Consumer	Total
	(Dollars in thousands)
Nine Months Ended September 30, 2015
Allowance for loan losses:
Balance at beginning of period	$5,538	$1,590	$5,398	$12,526
Charge-offs	(183)	(9)	(2,982)	$(3,174)
Recoveries	70	23	944	$1,037
Provision	1,278	(121)	2,218	$3,375
Balance at end of period	$6,703	$1,483	$5,578	$13,764

Three Months Ended September 30, 2015
Allowance for loan losses:
Balance at beginning of period	$6,057	$1,594	$5,715	$13,366
Charge-offs	(3)	-	(1,069)	$(1,072)
Recoveries	10	4	331	$345
Provision	639	(115)	601	$1,125
Balance at end of period	$6,703	$1,483	$5,578	$13,764

Allowance balance at end of quarter related to:
Loans individually evaluated for impairment	$-	$-	$-	$-
Loans collectively evaluated for impairment	$6,703	$1,483	$5,578	$13,764

Loan balances at end of quarter:
Loans individually evaluated for impairment	$10,015	$6,893	$96	$17,004
Loans collectively evaluated for impairment	703,453	138,542	199,949	1,041,944
Ending Balance	$713,468	$145,435	$200,045	$1,058,948

At December 31, 2014
Allowance for loan losses:
Loans individually evaluated for impairment	$-	$-	$-	$-
Loans collectively evaluated for impairment	$5,538	$1,590	$5,398	$12,526

Loan balances at end of year:
Loans individually evaluated for impairment	$10,777	$8,226	$106	$19,109
Loans collectively evaluated for impairment	638,810	133,758	190,597	963,165
Ending Balance	$649,587	$141,984	$190,703	$982,274

Total Cash and Cash Equivalents

Total cash and cash equivalents were $139.2 million and $105.9 million at September 30, 2015, and December 31, 2014, respectively. This balance, which is comprised of cash and due from bank balances, Federal Funds sold and interest-bearing deposits that we maintain at other financial institutions (including the Federal Reserve Bank of San Francisco, but excepting restricted cash) will vary depending on daily cash settlement activities, the amount of highly liquid assets needed based on known events such as the repayment of borrowings, and actual cash on hand in the Bank’s branches. The increase in the balance during the period was in line with normal daily variations in these categories, but it should be noted that the balance of Federal Funds sold was reduced to $0.0 million because a higher yield on these assets was available from the Federal Reserve Bank.

The following table sets forth the composition of our cash and cash equivalent balances at September 30, 2015, and December 31, 2014:

(dollars in thousands)	September 30, 2015	December 31, 2014	Variance
Cash and due from banks	$45,028	$21,862	$23,166
Federal Funds sold	-	5,000	(5,000)
Interest-bearing deposits with financial institutions	94,150	79,046	15,104
Total cash and cash equivalents	$139,178	$105,908	$33,270

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

At September 30, 2015, the carrying value of the investment securities portfolio (excluding Federal Home Loan Bank stock) totaled $326.1 million, which represents a $9.7 million decrease from the portfolio balance of $335.8 million at December 31, 2014. The table below sets forth the composition of our investment securities portfolio at September 30, 2015, and December 31, 2014:

The amortized cost and fair value of investment securities, with gross unrealized gains and losses, follows:

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$105,937	$628	$(56)	$106,509
U.S. government agency pool securities	45,052	41	(874)	44,219
U.S. government agency or GSE mortgage-backed securities	74,257	145	(464)	73,938
Total	$225,246	$814	$(1,394)	$224,666
Securities Held-to-Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$44,571	$1,615	$-	$46,186
U.S. government agency pool securities	16,534	36	(47)	16,523
U.S. government agency or GSE mortgage-backed securities	40,324	1,073	(2)	41,395
Total	$101,429	$2,724	$(49)	$104,104

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$100,679	$70	$(185)	$100,564
U.S. government agency pool securities	50,581	87	(797)	49,871
U.S. government agency or GSE mortgage-backed securities	80,281	211	(370)	80,122
Total	$231,541	$368	$(1,352)	$230,557
Securities Held-to-Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$44,346	$983	$(211)	$45,118
U.S. government agency pool securities	18,121	50	(60)	18,111
U.S. government agency or GSE mortgage-backed securities	42,813	975	(9)	43,779
Total	$105,280	$2,008	$(280)	$107,008

At September 30, 2015, and December 31, 2014, investment securities with a carrying value of $216.2 million and $206.9 million, respectively, were pledged to secure various government deposits and other public requirements.

The amortized cost and fair value of investment securities by contractual maturity at September 30, 2015, and December 31, 2014, follows:

	September 30, 2015
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$-	$-	$-	$-
Due after one but within five years	110,706	111,292	23,751	24,200
Due after five but within ten years	10,843	10,698	48,780	50,747
Due after ten years	103,697	102,676	28,898	29,157
Total	$225,246	$224,666	$101,429	$104,104

	December 31, 2014
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$-	$-	$-	$-
Due after one but within five years	104,635	104,590	23,751	23,829
Due after five but within ten years	32,311	32,333	51,214	52,585
Due after ten years	94,595	93,634	30,315	30,594
Total	$231,541	$230,557	$105,280	$107,008

The following table shows the gross unrealized losses and fair value of investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at September 30, 2015, and December 31, 2014.

Temporarily Impaired Securities

	September 30, 2015
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
Securities Available for Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$(56)	$29,895	$-	$-	$(56)	$29,895
U.S. government agency pool securities	(19)	3,378	(855)	33,891	(874)	37,269
U.S. government agency or GSE mortgage- backed securities	(347)	35,632	(117)	15,306	(464)	50,938
Total	$(422)	$68,905	$(972)	$49,197	$(1,394)	$118,102

Securities Held to Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$-	$-	$-	$-	$-	$-
U.S. government agency pool securities	(43)	9,823	(4)	265	(47)	10,088
U.S. government agency or GSE mortgage- backed securities	(2)	5,842	-	-	(2)	5,842
Total	$(45)	$15,665	$(4)	$265	$(49)	$15,930

	December 31, 2014
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
Securities Available for Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$(185)	$52,587	$-	$-	$(185)	$52,587
U.S. government agency pool securities	(96)	5,622	(701)	35,011	(797)	40,633
U.S. government agency or GSE mortgage- backed securities	-	-	(370)	45,274	(370)	45,274
Total	$(281)	$58,209	$(1,071)	$80,285	$(1,352)	$138,494

Securities Held to Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$(211)	$15,948	$-	$-	$(211)	$15,948
U.S. government agency pool securities	(54)	10,780	(6)	280	(60)	11,060
U.S. government agency or GSE mortgage- backed securities	(9)	6,356	-	-	(9)	6,356
Total	$(274)	$33,084	$(6)	$280	$(280)	$33,364

The Company does not believe that any of the investment securities that were in an unrealized loss position as of September 30, 2015, which comprised a total of 46 securities, were other-than-temporarily impaired. Specifically, the 46 securities are comprised of the following: 23 Small Business Administration (SBA) Pool securities, 17 mortgage-backed securities issued by the Government National Mortgage Association (GNMA), and 6 U.S. Treasury securities.

Total gross unrealized losses were primarily attributable to changes in interest rates relative to when the investment securities were purchased, and not due to changes in the credit quality of the investment securities. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not likely that the Company will be required to sell the investment securities before recovery of their amortized cost bases, which may be at maturity.

Deposits

At September 30, 2015, total deposits increased by $91.8 million to $1.45 billion as compared to $1.36 billion in total deposits at December 31, 2014. Interest-bearing deposits increased by $71.4 million to $1.04 billion at September 30, 2015, up from $964.4 million at December 31, 2014, while non-interest bearing deposits increased by $20.4 million to $411.5 million at September 30, 2015, from $391.1 million at December 31, 2014. The 6.8% increase in total deposits was primarily due to improvements in general economic conditions and competitive factors.

The following table sets forth the composition of our interest-bearing deposit portfolio with the average balances and average interest rates for the nine months ending September 30, 2015, and September 30, 2014, respectively:

	Nine Months Ending September 30,
	2015		2014
(dollars in thousands)	Average balance	Average rate	Average balance	Average rate
Interest-bearing deposits:
Interest-bearing checking accounts	$154,789	0.12%	$140,118	0.11%
Money market and savings accounts	795,562	0.19%	788,732	0.47%
Certificates of deposit	52,614	0.32%	49,830	0.42%
Total interest-bearing deposits	$1,002,965	0.18%	$978,680	0.42%

As mentioned earlier, the Bank has expanded its operations and its branch network since it first opened in 1972, first in Guam, then in the other islands of our region and in San Francisco, California. As time has passed, the Bank has gathered market share in each of the islands. In recent years, in order to diversify its geographic market, the Bank has increased its focus on growth in the San Francisco area. The following table provides figures for deposits in the Bank’s administrative regions for the years ending December 31, 2013 and 2014, and the quarter ending September 30, 2015:

	At December 31,		At September 30,
	2013	2014	2015
Guam	$645,056	$792,378	$832,210
Commonwealth of the Northern Mariana Islands	$207,402	$230,654	$245,417
The Freely Associated States of Micronesia *	$254,900	$285,509	$309,827
California	$76,087	$46,973	$59,878
Total	$1,183,445	$1,355,514	$1,447,332
*	The Freely Associated States are comprised of the Federated States of Micronesia (Chuuk, Kosrae, Pohnpei and Yap), the Republic of Palau and the Republic of the Marshall Islands.

During the first nine months of 2015, the Bank’s deposits increased by $91.8 million, or 6.8%, while in the full year of 2014, deposits increased by a total of $172.1 million. Our branches in Guam experienced an increase of $39.8 million in deposits during the first nine months of 2015, while our CNMI branches provided an additional $14.8 million and the deposits in our branches in the Freely Associated States of Micronesia grew by $24.3 million. Our California region deposits resumed their growth, contributing an additional $12.9 million, generally due to strong economic conditions there, as well as the active expansion of the Bank through our San Francisco branch.

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

At September 30, 2015, and December 31, 2014, the Company had no short-term borrowings.

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

At September 30, 2015, our liquid assets, which include cash and due from banks, federal funds sold, interest-earning deposits with financial institutions (excluding restricted cash), and investment securities available for sale totaled $363.8 million, up $27.4 million from $336.5 million at December 31, 2014. This increase is comprised of the $23.2 million rise in cash and due from banks and the increase of $15.1 million in interest-bearing deposits in banks, partially offset by a $5.9 million decrease in available for sale securities and a $5.0 million decrease in Federal Funds sold.

Contractual Obligations

The Bank utilizes facilities, equipment and land under various operating leases with terms, including renewal options, ranging from 1 to 99 years. Some of these leases include scheduled rent increases. The total amount of the rent is being debited to expense on the straight-line method over the lease terms in accordance with ASC Topic 840 “Leases”. The Bank has recorded a deferred obligation of $847 thousand and $820 thousand as of September 30, 2015, and December 31, 2014, respectively, which has been included within other liabilities to reflect the excess of rent expense over cash paid on the leases.

At September 30, 2015, annual lease commitments under the above non-cancelable operating leases were as follows:

Years ending December 31,
2015	$1,816
2016	1,203
2017	977
2018	762
2019 and Thereafter	17,822
Total	$22,580

The Bank leases certain facilities from two separate entities in which two of its directors have separate ownership interests. Lease payments made to these entities during the nine months ended September 30, 2015, and the twelve months ended December 31, 2014, approximated $185 thousand and $370 thousand, respectively.

Additionally, the Bank leases office space to third parties, with original lease terms ranging from 3 to 5 years with option periods ranging up to 15 years. At September 30, 2015, minimum future rents to be received under non-cancelable operating sublease agreements were $96 thousand, $55 thousand, and $0 thousand for the periods ending December 31, 2015, 2016 and, 2017, respectively.

A summary of rental activities for the nine-month periods ended September 30, 2015 and 2014, is as follows:

	September 30,
	2015	2014
Rent expense	$1,893	$1,839
Less: sublease rentals	205	205
Net rent expense	$1,688	$1,634

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

A summary of financial instruments with off-balance-sheet risk at September 30, 2015, and December 31, 2014, is as follows:

	September 30, 2015	December 31, 2014
Commitments to extend credit	$130,237	$134,525
Letters of credit:
Standby letters of credit	$49,288	$48,451
Other letters of credit	3,994	2,684
Total	$53,282	$51,135

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

The Bank considers its standby and other letters of credit to be guarantees. At September 30, 2015, the maximum undiscounted future payments that the Bank could be required to make was $53.3 million. All of these arrangements mature within one year. The Bank generally has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized; however, several that are extended to the Bank’s most creditworthy customers are unsecured. The Bank had not recorded any liabilities associated with these guarantees at September 30, 2015.

Mortgage loans serviced for others are not included in the accompanying condensed consolidated statements of condition. The unpaid principal balances of mortgage loans serviced for others were $214.3 million and $213.8 million at September 30, 2015, and December 31, 2014, respectively. On September 30, 2015, and December 31, 2014, the Bank recorded mortgage servicing rights at their fair value of $1.5 million and $1.4 million, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital and the new Common Equity Tier 1 capital which took effect on January 1, 2015 (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of September 30, 2015, and December 31, 2014, the Bank met all capital adequacy requirements to which it is subject.

As of September 30, 2015, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There have been no conditions or events since the FDIC notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of September 30, 2015, and December 31, 2014, are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2015:
Total capital (to Risk Weighted Assets)	$125,601	12.28%	$81,849	8.00%	$102,312	10.00%
Tier 1 capital (to Risk Weighted Assets)	$112,801	11.03%	$61,387	6.00%	$81,849	8.00%
Tier 1 capital (to Average Assets)	$112,801	7.32%	$61,622	4.00%	$77,028	5.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$112,801	11.03%	$46,040	4.50%	$66,502	6.50%

At December 31, 2014:
Total capital (to Risk Weighted Assets)	$114,606	11.83%	$77,504	8.00%	$96,881	10.00%
Tier 1 capital (to Risk Weighted Assets)	$102,486	10.58%	$38,752	4.00%	$58,128	6.00%
Tier 1 capital (to Average Assets)	$102,486	7.01%	$58,520	4.00%	$73,150	5.00%

Since the formation of BankGuam Holding Company in 2011, our assets have grown by 42.7% ($471.6 million), while our stockholders’ equity has grown by 25.3% ($22.5 million, including $18.8 million in retained earnings). The difference between these growth rates has challenged our ability to maintain our historically strong capital ratios. In order to support the Company’s continued growth and to provide sufficient resources to expand our subsidiary holdings, our Board of Directors approved the issuance of an additional $5.0 million in common stock during its regularly scheduled meeting in June 2015. During September 2015, $2.7 million of new common stock was issued under this initiative. Since September 30, 2015, $170.9 thousand more of this stock has been issued, and is not reflected in the accompanying financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2015, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s Rules and forms and is accumulated and communicated to management, including our Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Exhibit

31.01	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley At of 2002

31.02	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Statements of Condition as of September 30, 2015, and December 31, 2014, (ii) Unaudited Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (v) Notes to Unaudited Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, BankGuam Holding Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANKGUAM HOLDING COMPANY

Date: November 10, 2015	By:	/s/ LOURDES A. LEON GUERRERO
Lourdes A. Leon Guerrero, President and Chief Executive Officer

Date: November 10, 2015	By:	/s/ FRANCISCO M. ATALIG
Francisco M. Atalig, Senior Vice President and Chief Financial Officer