Form 10-K
period 2015-12-31
BankGuam Holding Co
filed 2016-03-14
CIK 1527383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $38,997,181 based on the number of shares held by non-affiliates of the registrant as of March 14, 2016, and based on the closing sale price of common stock on June 30, 2015, which is the last business day of the registrant’s most recently completed second fiscal quarter. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Number of shares of common stock outstanding as of March 14, 2016: 9,241,212.

Documents Incorporated By Reference

Portions of the registrant’s proxy statement related to its 2016 annual stockholders’ meeting are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may be preceded by, followed by or include the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “is designed to” and similar expressions. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about our business that could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” included elsewhere in this Annual Report and as may be updated in filings we make from time to time with the U.S. Securities and Exchange Commission (SEC), including our other Quarterly Reports on Form 10-Q to be filed by us in our fiscal year 2016. We have no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or risks, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. New information, future events or risks could cause the forward-looking events we discuss in this Annual Report not to occur. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Annual Report.

PART I

ITEM 1.	Business

General

BankGuam Holding Company (the “Company”), a Guam corporation organized in 2011, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. We provide a wide range of banking services through Bank of Guam, our wholly-owned subsidiary and principal asset (the “Bank”).

The Bank is a regional community bank that was organized in Guam, a United States flag territory, in 1972. The Bank offers a full range of banking services to consumers, businesses and governments. We lend in all markets where we have a physical presence through our branch network. We attract deposits throughout our market area with a customer-oriented product mix, competitive pricing and convenient locations. We offer a wide range of financial products for commercial and retail banking and a multitude of other products and services to complement our lending and deposit services, including trade financing, and trust services.

In addition to the traditional financial services offered, the Bank offers credit life, health, auto and homeowners insurance through its subsidiary, BG Insurance, as agents for various insurance companies, and also offers retail wealth management services in collaboration with its affiliate, Money Concepts. In August 2015, the Company incorporated a new subsidiary, BankGuam Investment and Insurance Services (“BGIIS”), to separate its insurance and wealth management activities from its banking activities.  BGIIS was capitalized in the amount of $300 thousand in January 2016, with the organizational transition to take effect by the end of September 2016.

The Bank’s Executive Vice President of Retail and Card Services entered into an employment agreement commencing January 1, 2016 and terminating on December 31, 2020.  Under this agreement, the Executive Vice President of Retail and Card Services receives a specified base salary, which is adjusted annually for changes in the U.S. Consumer Price Index, plus an incentive bonus.  The Executive Vice President of Retail and Card Services’ bonus is based on profitability, also within a defined limit, subject to adjustments based on the Bank meeting certain performance criteria.

Although no definitive agreement has been made, the Company is contemplating buying a minority interest in a Guam-based 401(k) processing and administration firm. A decision in this matter is expected during April 2016.

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

Competition

Banking and the financial services industry in Guam are highly competitive. The market is dominated by the Bank, two of Hawaii’s largest banks and two locally-organized federal credit unions. Also, as a result of the U.S. military presence as a longtime employer, military credit unions have physical branches at the island’s main military facilities and in the civilian community. The Bank’s presence in the remaining areas of the western Pacific is less competitive, and in many cases the Bank remains the dominant financial services organization in the islands. In the San Francisco Bay area, where the Bank has had a branch office since 1983, the Bank’s California division primarily focuses its lending efforts on owner-occupied commercial real estate and commercial investor properties. The division provides financing to hotels, gasoline service station, apartments, office and retail space, and residential care homes for the elderly and disabled, and also works closely with selected banks in loan participations. Framing this environment is the increasingly competitive setting as a result of regulatory, technological and product delivery systems changes.

Larger banks have a competitive advantage because of global marketing campaigns and U.S. name recognition. They also offer extensive international trade finance and discount brokerage services that the Bank is not currently prepared to provide. To compensate for this, the Bank has arrangements with correspondent banks and other financial institutions to deliver such services to its customers.

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

Employees

At December 31, 2015, the Bank had 536.5 full-time equivalent employees. The Bank’s employees are not represented by any union or collective bargaining agreement, and the Bank believes its employee relations are good.

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

Among other things, the Dodd-Frank Act requires the federal banking agencies to establish minimum leverage and risk-based capital requirements for insured banks and their holding companies. The federal banking agencies issued a joint final rule, or the ‘‘Final Capital Rule,’’ that implements the Basel III capital standards and establishes the minimum capital levels required under the Dodd-Frank Act. We commenced compliance with the Final Capital Rule on January 1, 2015, and are preparing to comply with the increasingly stringent capital requirements that it will phase in through 2019. The Final Capital Rule establishes a minimum common equity Tier I capital ratio of 6.5% of risk-weighted assets for a ‘‘well-capitalized’’ institution and increases the minimum Tier I risk-based capital ratio for a ‘‘well-capitalized’’ institution from 6.0% to 8.0%. Additionally, the Final Capital Rule requires an institution to maintain a 2.5% common equity Tier I capital conservation buffer over the 6.5% minimum risk-based capital requirement to avoid restrictions on the ability to pay dividends, discretionary bonuses, and engage in share repurchases. The Final Capital Rule also increases the required capital for certain categories of assets, including high-volatility construction real estate loans, but retains the current capital treatment of residential mortgages. Under the Final Capital Rule, we made the election to exclude unrealized gains and losses from the calculation of our regulatory capital. Implementation of these standards, or any other new regulations, may adversely affect our ability to pay dividends, or require us to reduce business levels or raise capital, including in ways that may adversely affect our results of operations or financial condition.

It is difficult to predict at this time what other specific impacts the Dodd-Frank Act and the yet-to-be-written implementing rules and regulations will have on community banks. However, it is expected that, at a minimum, they will increase our operating and compliance costs.

Introduction

Banking is a complex, highly regulated industry. The primary goals of the regulatory scheme are to maintain a safe and sound banking system, protect depositors and the FDIC insurance fund, and facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the financial services industry in general. Consequently, the growth and earnings performance of the Bank can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statues, regulations and the policies of various governmental regulatory authorities, including the Federal Reserve Board, the FDIC, and the banking authorities of each of the jurisdictions in which the Bank operates.

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

The business activities of the Company, as a bank holding company, are restricted by the BHCA. Under the BHCA and the Federal Reserve’s bank holding company regulations, the Company may only engage in, acquire or control voting securities or assets of a company engaged in: (i) banking, or managing or controlling banks and other subsidiaries authorized under the BHCA; and, (ii) any non-banking activity the Federal Reserve has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. These include any incidental activities necessary to carry on those activities as well as a variety of activities that the Federal Reserve has determined to be so closely related to the business of banking as to be a proper incident thereto.

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

Regulation of the Bank

General. As a Guam-chartered bank, the Bank is subject to supervision, periodic examination and regulation by the Guam Banking Commission. As a member of the Federal Deposit Insurance Corporation, the Bank is also subject to supervision, periodic examination and regulation by the FDIC as the Bank’s primary federal regulator. If, as a result of an examination, the Guam Banking Commission or the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory, or that the Bank or its management is violating or has violated any law or regulation, the Guam Banking Commission and the FDIC have residual authority to: (i) require affirmative action to correct any conditions resulting from any violation or practice; (ii) direct an increase in capital; (iii) restrict the Bank’s growth geographically, by products and services, or by mergers and acquisitions; (iv) enter into informal nonpublic or formal public memoranda of understanding or written agreements; (v) enjoin unsafe and unsound practices and issue cease and desist orders to take corrective action; (vi) remove officers and directors and assess civil monetary penalties; and, (vii) take possession of, close and liquidate the Bank.

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

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Des Moines. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its members. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. As an FHLB member, the Bank is required to own a certain amount of capital stock in the FHLB. At December 31, 2015, the Bank was in compliance with the FHLB’s stock ownership requirement.

Regulatory Capital Guidelines. The federal banking agencies have established minimum capital standards known as risk-based capital guidelines. These guidelines are intended to provide measures of capitalization that reflect the degree of risk associated with a bank’s operations. The risk-based capital guidelines include both a definition of capital and a framework for calculating the amount of capital that must be maintained against a bank’s assets and off-balance sheet items. The amount of capital required to be maintained is based upon the credit risks associated with the various types and quality of a bank’s assets and off-balance sheet items. A bank’s assets and off-balance sheet items are classified under several risk categories, with each category assigned a particular risk weighting from 0% to 150%. The Bank’s Tier I capital consists of its capital stock, capital surplus, treasury stock, undivided earnings and the cumulative effect of the FDIC’s adjustment of our intangible assets. Our Tier II capital adds to Tier I the allowed portion of our reserves for possible loan losses. The inclusion of Tier II capital as qualifying capital for regulatory purposes is subject to certain other requirements and limitations of the federal banking agencies. The federal regulators require a minimum ratio of total qualifying capital to risk-adjusted assets of 8%, a minimum ratio of Tier I capital to risk-adjusted assets of 6%, a minimum amount of Tier 1 capital to total assets (referred to as the “leverage ratio”) of 4% and a minimum ratio of Common Equity Tier 1 Capital to risk-adjusted assets of 4.5%. As of December 31, 2015, the Company’s capital levels met all minimum regulatory requirements and the Bank was considered “well capitalized” under the regulatory framework for prompt corrective action described below. There is no condition or event since December 31, 2015, that management believes has changed the Company’s or the Bank’s capitalization category.

Prompt Corrective Action. The federal banking agencies possess broad powers to take prompt corrective action to resolve the problems of regulated banks. Each federal banking agency has issued regulations defining five capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” Under the regulations, a bank shall be deemed to be:

•

“well capitalized” if it has a total risk-based capital ratio of 10.0% or more, has a Tier 1 risk-based capital ratio of 8.0% or more, has a leverage capital ratio of 5.0% or more, and a Common Equity Tier 1 risk-based capital ratio of 6.5% or more, and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure;

•

“adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 6.0% or more, a leverage capital ratio of 4.0% or more (3.0% under certain circumstances), and a Common Equity Tier 1 risk-based capital ratio of 4.5% or more, and does not meet the definition of “well capitalized”;

•

“undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0%, a leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), or a Common Equity Tier 1 risk-based capital ratio that is less than 4.5%;

•

“significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 4.0%, a leverage capital ratio that is less than 3.0%, or a Common Equity Tier 1 risk-based capital ratio that is less than 3.0%; and

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

FDIC Insurance and Insurance Assessments. The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions, and safeguards the safety and soundness of the banking and savings industries. The FDIC insures the Bank’s customer deposits through the Deposit Insurance Fund (“DIF”). The maximum deposit insurance amount is $250,000.

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

Office of Foreign Assets Control Regulation. The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are typically known as the “OFAC” rules based on their administration by the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”). The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and, (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences, including civil money penalties and potential criminal prosecution. The Bank has established policies and implemented procedures to detect and prohibit transactions that would violate the OFAC rules.

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

The United States economy is finally recovering, moderately, from a downturn that started in 2007, but business activity and growth across industries and regions have not yet been fully restored. There are indications that the recovery is accelerating, and the decision of the Federal Open Market Committee, which guides current monetary policy actions on behalf of the Federal Reserve System in carrying out its broader monetary policies, to raise its target interest rate on December 16, 2015, expressed its confidence in the sustainability of recent economic growth in the United States. Consumer spending, liquidity and availability of credit are modestly improving, and the unemployment rate, which has fallen by more than half since October 2009, is still relatively high nationally, as well as in the principal markets we serve.

The financial services industry was materially and adversely affected by the weakened economy and by the monetary policy responses intended to correct that weakness. The negative effect of historically low market interest rates reduced our interest rate margin despite us having established minimum rate levels on our variable rate loans. In order to retain core deposits and as a reputational matter, our consumer savings account rates have been higher than our competitors’ offerings for the past six years. The slow recovery of the economy and continued elevated unemployment may negatively impact our operating results; however, the Bank has not experienced any adverse liquidity issues in recent years. Additionally, the remaining adverse changes in the economy may also continue to have a negative effect on the ability of our borrowers to make timely repayments of their loans. These factors could expose us to an increased risk of loan defaults and losses, and have an adverse impact on our earnings.

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

The federal bank regulatory agencies adopted new capital requirements in mid-2013 that increased the minimum Tier 1 risk-based capital ratio, added a new minimum common equity Tier 1 capital ratio, established a new capital conservation buffer and changed the risk-weighting of certain assets. These requirements, initially implemented beginning in January 2015, are being phased in through 2019, providing banks with adequate time to adjust their balance sheets. Management has assessed the effects of the new rules on the Company and the Bank’s capital position. Although we currently exceed the new minimum requirements, they could have a material and adverse effect on our liquidity, capital resources, financial performance and financial condition in the future.

Any future FDIC insurance premium increases will adversely affect our earnings.

In April 2009, the FDIC revised its risk-based assessment system. The changes to the system involve adjustments to the risk-based calculation of an institution’s unsecured debt, secured liabilities and brokered deposits. Depending on any future losses that the FDIC Deposit Insurance Fund may suffer due to failed institutions, there can be no assurance that there will not be additional premium increases in order to replenish the Fund, but the rate of bank failures has diminished over the past four years, returning to historical norms. Our FDIC deposit insurance expense for the year ended December 31, 2015, was $1.8 million; in 2014, it was $1.2 million.

Risks Related to Our Markets and Business

Our profitability is dependent upon the economic conditions of the markets in which we operate.

We operate on ten relatively remote Pacific islands and in San Francisco, California, and, as a result, our financial condition and results of operations are affected by changes in the economic conditions in those areas. Our success depends upon the business activity, population, income levels, deposits and lending activity in these markets. Because some of our customers’ business and financial interests may extend well beyond these market areas, adverse economic conditions that affect those other market areas could reduce our growth rate, affect the ability of those customers to repay their loans, and generally affect our financial condition and results of operations. Other than in San Francisco, our lending operations are located in market areas dependent on tourism and fishing, along with a military presence and other federal government activities in Guam. Although recent events seem to indicate a nascent recovery, the Commonwealth of the Northern Mariana Islands has suffered setbacks in recent years because of a decline in its visitor industry and the failure of its garment industry. The other island economies have remained relatively stable. However, because of the magnified influence of external events, these small island economies tend to be somewhat more volatile than larger economic systems. Thus, our borrowers could be adversely impacted by a downturn in these sectors of the economy that could reduce the demand for loans and adversely impact the borrowers’ ability to repay their loans, which would, in turn, increase our nonperforming assets. Because of our geographic concentration in several relatively small island economies, we are less able than many regional or national financial institutions to diversify our credit risks across multiple dissimilar markets. In recent years, we have taken the initiative to expand our operations in California in an effort to increase and help to stabilize our profitability.

Our loan portfolio has a large concentration of real estate loans in Guam and in San Francisco, which involves risks specific to real estate values.

A downturn in our real estate markets could adversely affect our business because many of our loans are secured by real estate. Real estate lending (including commercial and construction) is a large portion of our loan portfolio. At December 31, 2015, approximately $627.1 million, or 58.6% of our loan portfolio, was secured by various forms of real estate, including residential and commercial real estate. The real estate securing our loan portfolio is concentrated in Guam and San Francisco. From time to time, there have been adverse developments affecting real estate values in one or more of our markets, and the market value of real estate can fluctuate significantly in a short period of time as a result of changing market conditions. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies, and acts of nature, such as earthquakes and typhoons. Additionally, commercial real estate lending typically involves larger loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. If real estate values decline, the value of the collateral securing some of our loans could be significantly reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans.

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

We have implemented a succession plan to help mitigate this risk, including the appointment of two Executive Vice Presidents who will ultimately assume critical executive level positions.

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

We seek to mitigate the risks inherent in our loan portfolio by adhering to specific underwriting practices. Although we believe that our underwriting criteria are appropriate for the various kinds of loans we make, we may incur losses on loans that meet our underwriting standards, and these losses may exceed the amounts set aside as reserves in our allowance for loan losses. Due to economic conditions in the recent past, many lending institutions, including the Bank, experienced declines in the performance of their loans, including consumer and commercial loans. The value of real estate collateral supporting some commercial loans declined and may decline again in the future. Developments in the financial industry and credit markets may adversely impact our financial condition and results of operations.

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

We strive to carefully manage and monitor credit quality and to identify deteriorating loans, and adjust the allowance for loan losses accordingly. However, because future events are uncertain and because we may not successfully identify all deteriorating loans in a timely manner, there may be loans that deteriorate in an accelerated time frame. As a result, future additions to the allowance may be necessary. Further, because the loan portfolio contains some commercial real estate, construction, and land development loans with relatively large balances, deterioration in the credit quality of one or more of these loans may require a significant increase to the allowance for loan losses. Future additions to the allowance may also be required due to changes in the financial condition of borrowers, such as changes resulting from potentially worsening economic conditions, or as a result of incorrect assumptions by management in determining the allowance for loan losses. Our regulators, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to increase our allowance for loan losses by making additional provisions for loan losses, charged as an expense, or to decrease our allowance for loan losses by recognizing loan charge-offs, net of recoveries. Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our financial condition and results of operations.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition.

At December 31, 2015, nonperforming loans were 1.01% of the total loan portfolio, and 0.70% of total assets, as compared to 1.08% and 0.72% at December 31, 2014, respectively, indicating a reduced level of risk. Nonperforming assets adversely affect our earnings in various ways. Depending upon economic and market conditions, we may incur losses relating to an increase in nonperforming assets. We do not record interest income on non-accrual loans or other real estate owned, thereby adversely affecting our income, and increasing our loan administration costs. Upon foreclosure or similar proceedings, we record the foreclosed asset at the fair value of the asset, reduced by estimated selling costs, which may result in a loss. An increase in the level of nonperforming assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the increased risk profile. While we reduce problem assets through collection efforts, asset sales, workouts, restructurings and otherwise, decreases in the value of the underlying collateral or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, our results of operations and our financial condition.

In addition, the resolution of nonperforming assets requires significant commitments of time from management and our directors, which can hinder the performance of their other responsibilities. If economic and market conditions worsen, it is possible that we will experience future increases in nonperforming assets, particularly if we are unsuccessful in our efforts to reduce our classified assets, which would have an adverse effect on our business.

We may be required to make additional provisions for loan losses and charge off additional loans in the future, which could adversely affect our results of operations.

For the year ended December 31, 2015, we recorded a $4.5 million provision for loan losses, charged off $4.3 million of loans, and recovered $1.4 million of loans previously charged off. At December 31, 2015, we had $627.1 million in commercial and residential real estate loans and construction loans, of which $16.0 million was on non-accrual. Construction loans and commercial real estate loans comprise a substantial portion of our nonperforming assets. Deterioration in the real estate market in Guam, San Francisco and/or the Commonwealth of the Northern Mariana Islands could affect the ability of our loan customers to service their debt, which could result in additional loan charge-offs and provisions for loan losses in the future, and could have a material adverse effect on our financial condition, results of operations and capital.

Our business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance.

Our earnings and cash flows are highly dependent upon net interest income. Net interest income is the difference between interest income earned on interest-bearing assets, such as loans and securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. Our net interest income (including net interest spread and margin) and ultimately our earnings are impacted by changes in interest rates and monetary policy. Changes in interest rates and monetary policy can impact the demand for new loans, the credit profile of our borrowers, the yields earned on loans and securities, and the rates paid on deposits and borrowings. Given our current volume and mix of interest-bearing liabilities and interest-earning assets, we expect our interest rate spread (the difference in the rates paid on interest-bearing liabilities and the yields earned on interest-earning assets) as well as net interest income to increase as interest rates rise and, conversely, to decline if interest rates fall. Additionally, increasing levels of in-market and out-of-market competition in the banking and financial services business may decrease our net interest spread as well as net interest margin by forcing us to offer lower lending interest rates and pay higher deposit interest rates. Although we believe our current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates (such as a sudden and substantial increase in Prime and Fed Funds rates) as well as increasing competition may require us to increase rates on deposits at a faster pace than the yield we receive on interest-earning assets increases. The impact of any sudden and substantial move in interest rates and/or increased competition may have an adverse effect on our business, financial condition and results of operations, as our net interest income may be adversely affected.

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

We are also significantly affected by the level of loan demand available in our markets. The inability to make sufficient loans directly affects the interest income we earn. Lower loan demand will generally result in lower interest income realized as we place funds in lower-yielding investments.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downturn in markets in which our loans are concentrated, a change in our financial condition or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole.

If we lost a significant portion of our low-cost deposits, it would negatively impact our liquidity and profitability.

Our profitability depends in part on our success in attracting and retaining a stable base of low-cost deposits. At December 31, 2015, 29.0% of our deposit base was comprised of non-interest bearing deposits, and the average rate on our interest-bearing deposits during 2015 was 0.19%. While we generally do not believe these core deposits are very sensitive to interest rate fluctuations, the competition for these deposits in our markets is strong. If we were to lose a significant portion of our low-cost deposits, it could negatively impact our liquidity and profitability.

We have the ability to borrow from the Federal Home Loan Bank, and there can be no assurance their programs will continue in their current manner.

We have access to funding by the Federal Home Loan Bank of Des Moines for term advances; we also borrow from correspondent banks under our Fed Funds lines of credit from time to time, primarily to test the continuing availability of those lines. The amount loaned to us is generally dependent on the value of the collateral pledged. These lenders could reduce the percentages loaned against various collateral categories, could eliminate their acceptance of certain types of collateral, and could otherwise modify or even terminate their loan programs, particularly to the extent they are required to do so because of capital adequacy or other balance sheet concerns. Any change or termination of the programs under which we borrow from the Federal Home Loan Bank of Des Moines or correspondent banks could have an adverse effect on our liquidity and profitability.

Our results of operations may be adversely affected by other-than-temporary impairment charges relating to our securities portfolio.

We may be required to record future impairment charges on our securities, including our stock in the Federal Home Loan Bank of Des Moines, if they suffer declines in value that we consider other-than-temporary. Numerous factors, including the lack of liquidity for re-sale of certain securities, the absence of reliable pricing information for securities, adverse changes in the business climate, adverse regulatory actions or unanticipated changes in the competitive environment, could have a negative effect on our securities portfolio in future periods. Significant impairment charges could also negatively impact our regulatory capital ratios and result in the Bank not being classified as “well-capitalized” for regulatory purposes.

We may need to raise additional capital in the future and such capital may not be available when needed or at all.

We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet regulatory requirements, our commitments or our business needs. Our ability to raise additional capital, if needed, will depend, among other things, on conditions in the capital markets at that time, which are outside of our control, and our financial performance. The loss of confidence in financial institutions may increase our cost of funding and limit our access to some of our customary funding sources, including, but not limited to, inter-bank borrowings and borrowings from the discount window of the Federal Reserve.

We cannot provide assurances that such capital will be available to us on acceptable terms or at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt purchasers, depositors of the Bank or counterparties participating in the capital markets, may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity.

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

Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and tax basis of assets and liabilities computed using enacted tax rates. If we determine that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we are required under generally accepted accounting principles to establish a full or partial valuation allowance. If we determine that a valuation allowance is necessary, we are required to incur a charge to operations. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our net deferred tax asset will be realized. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. At December 31, 2015, we had a net deferred tax asset of $7.0 million. For the year ended December 31, 2015, we established a partial valuation allowance of $2.7 million to reduce the gross deferred tax asset of $9.8 million because, in management’s opinion, it is more likely than not that only the remaining $7.0 million will be realized. If we were to determine at some point in the future that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we would be required, under generally accepted accounting principles, to establish a full or increase any partial valuation allowance, which would require us to incur a charge to operations for the period in which the determination was made.

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

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables us to reduce costs. Our future success will depend in part upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy their demands for convenience, as well as to create additional efficiencies in our operations as we continue to grow and expand our geographic and product markets. In order to anticipate and develop new technology, we employ a qualified staff of internal information system specialists and consider this area a core part of our business. We do not develop our own software products, but have been able to respond to technological changes in a timely manner through association with leading technology vendors. We must continue to make substantial investments in technology, which may affect our results of operations. If we are unable to make such investments, or we are unable to respond to technological changes in a timely manner, our operating costs may increase, which could adversely affect our operating results.

System failure or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities.

The computer systems and network infrastructure we use could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect our computer equipment against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by malicious parties. Any damage or failure that causes an interruption in our operations could have a material adverse effect on our financial condition and results of operations. Computer break-ins and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and may cause existing and potential customers to refrain from doing business with us. We employ external auditors to conduct auditing and testing for weaknesses in our systems, controls, firewalls and encryption to reduce the likelihood of any security failures or breaches, as well as both internal and external monitoring systems to detect and report any attempt to overcome our electronic defenses. Although we, with the help of third-party service providers and auditors, intend to continue to implement effective security technology and establish operational procedures to prevent such damage, there can be no assurance that these security measures will ultimately be successful. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to encrypt and protect customer transaction data. A failure of such security measures would present a reputational risk, and could have a material adverse effect on our financial condition and results of operations.

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

Operational risk represents the risk of loss resulting from our operations, including but not limited to, the risk of fraud by employees or persons outside the Bank, the execution of unauthorized transactions by employees, transaction processing errors and breaches of the internal control system, and failure to effectively meet compliance requirements. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation, and customer attrition due to potential negative publicity. Operational risk is inherent in all business activities and the management of this risk is important to the achievement of our business objectives. In the event of a breakdown in our internal control system, improper operation of systems or improper employee actions, we could suffer financial loss, face regulatory action and suffer damage to our reputation. We have a stringent code of ethics and attendant procedures in place to protect our reputation and promote ethical conduct, but these policies and procedures might not be fully effective. Negative publicity regarding our business, employees, or customers, with or without merit, may result in the loss of customers, investors and employees, costly litigation, a decline in revenues and increased regulatory oversight.

Severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact our business.

Severe weather, natural disasters, acts of war or terrorism and other adverse external events or conditions could have a significant impact on our ability to conduct business. Such events or conditions could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. For example, our primary market areas in Guam and the CNMI are subject to typhoons, earthquakes and wildland fires. Operations in our market could be disrupted by both the evacuation of large portions of the population as well as damage and/or lack of access to our banking and operational facilities. While we have experienced severe weather and strong earthquakes in the past and resumed our operations promptly, a recurrence of these, along with acts of war, terrorism or other adverse external events or conditions, may occur in the future. Although management has established a business continuity plan, disaster recovery policies and corresponding procedures, the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

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

Neither the Company nor the Bank is involved in any legal proceedings other than those occurring on a routine basis in the ordinary course of business. The majority of such proceedings have been initiated by the Bank in the process of collecting delinquent loans. Such routine legal proceedings, in the aggregate, are believed by Management to be immaterial to the financial condition, results of operations and cash flows of the Company as of December 31, 2015.

ITEM 4.	Mine Safety Disclosures

None.

PART II

ITEM 5.	Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Market and Dividend Information

The Company’s common stock is traded through the OTC Bulletin Board and is quoted under the symbol “BKGMF.” Transactions of the Company’s common stock through private negotiated sales are also facilitated with the assistance of the Bank’s Trust Department. Management is not aware of any securities dealers which actively make a market in the Company’s common stock. No assurance can be given that an active trading market will be sustained for the common stock at any time in the future. The following table sets forth the high and low sale price for the common stock for the periods indicated, along with cash dividend payments for each of the quarters presented. The stock prices in the table are based upon information provided by the Bank’s Trust Department, and are derived from private sales executed through the Bank’s Trust Department and sales through the OTC Bulletin Board.

	Stock Price
	High	Low	Dividend Per Share
Year ended December 31, 2015
Fourth Quarter	$14.00	$8.40	$0.100
Third Quarter	$10.00	$8.46	$0.100
Second Quarter	$10.50	$8.75	$0.100
First Quarter	$10.49	$9.27	$0.100
Year ended December 31, 2014
Fourth Quarter	$10.90	$9.00	$0.100
Third Quarter	$11.01	$9.00	$0.100
Second Quarter	$11.50	$9.00	$0.125
First Quarter	$10.00	$9.00	$0.125

As of March 14, 2016, there were approximately 4,380 holders of record of common stock. There are no other classes of common equity or other types of stock outstanding.

Dividend Policy

At its discretion, the Board of Directors of the Company declares dividends to its stockholders on a quarterly basis. The Company declared and paid dividends of $0.125 per share to stockholders as of a declaration date for each share of common stock outstanding in each of the quarters during the year ended December 31, 2013 and in the first and second quarters of 2014; in the third and fourth quarters of 2014 and in each of the quarters ended December 31, 2015, the Company declared and paid dividends of $0.10 per share to stockholders as of a declaration date.

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

As a holding company, our ability to pay cash dividends is affected by the ability of our bank subsidiary, the Bank, to pay cash dividends. The ability of the Bank (and our ability) to pay cash dividends in the future and the amount of any such cash dividends is and could in the future be further influenced by bank regulatory requirements and approvals and capital guidelines. Funds for payment of any cash dividends by the Company would be obtained from its investments as well as dividends from the Bank. The decision whether to pay dividends will be made by our Board of Directors in light of conditions then existing, including factors such as our results of operations, financial condition, business conditions, regulatory capital requirements and covenants under any applicable contractual arrangements, including agreements with regulatory authorities.

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

	At December 31, 2015
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	$8.40	1,437,968
Equity compensation plans not approved by security holders	-	$-	-
Total	-	$8.40	1,437,968

ITEM 6.	Selected Financial Data

	For the years ended December 31,
	2015	2014	2013	2012	2011
	(Dollar and Share Amounts in Thousands, Except Per Share Data)
INCOME STATEMENT DATA:
Interest income	$69,805	$66,478	$63,598	$62,278	$51,280
Interest expense	1,894	3,760	4,800	5,547	5,615
Net interest income before provision for loan losses	67,911	62,718	58,798	56,731	45,665
Provision for loan losses	4,500	4,540	2,095	3,900	4,617
Net interest income after provision for loan losses	63,411	58,178	56,703	52,831	41,048
Non-interest income	10,992	10,813	11,692	12,567	12,597
Non-interest expense	59,047	55,675	54,447	53,354	47,153
Income before income taxes	15,356	13,316	13,948	12,044	6,492
Income tax expense	4,066	3,756	4,080	3,424	758
Net income	$11,290	$9,560	$9,868	$8,620	$5,734
PER COMMON SHARE DATA:
Basic net income	$1.25	$1.08	$1.12	$0.98	$0.65
Diluted net income	$1.25	$1.08	$1.12	$0.98	$0.54
Book value per common share	$12.14	$11.44	$10.66	$10.77	$10.14
Weighted average number of shares outstanding — basic	9,017	8,818	8,790	8,779	8,752
Weighted average number of shares outstanding — diluted	9,017	8,818	8,790	8,780	10,572
Shares outstanding at period end	9,241	8,929	8,802	8,782	8,779
BALANCE SHEET DATA:
Securities	$329,816	$337,904	$273,919	$333,806	$221,551
Net loans	$1,054,250	$967,399	$860,883	$748,832	$728,198
Allowance for loan losses	$14,159	$12,526	$12,077	$12,228	$11,101
Goodwill and other intangible assets	$783	$783	$783	$783	$783
Total assets	$1,544,284	$1,465,739	$1,283,008	$1,211,381	$1,139,964
Total deposits	$1,422,671	$1,355,514	$1,183,445	$1,102,540	$1,038,339
Federal Home Loan Bank advance & note payable	$-	$-	$-	$10,145	$10,200
Total stockholders’ equity	$112,142	$102,183	$93,855	$94,424	$89,036
SELECTED PERFORMANCE RATIOS:
Return on average assets	0.74%	0.66%	0.77%	0.71%	0.54%
Return on average equity	10.50%	9.78%	10.45%	9.26%	6.58%
Net interest margin	4.66%	4.52%	4.81%	5.01%	4.65%
CAPITAL RATIOS:
Total risk-based	12.45%	11.83%	12.53%	13.51%	15.31%
Tier 1 risk-based	11.20%	10.58%	11.43%	12.43%	14.25%
Tier 1 leverage	7.40%	7.01%	7.60%	7.40%	7.87%
Common Equity Tier 1 risk-based	11.20%

ITEM 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

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

During 2015, there were two significant factors that impacted the Company’s financial condition and operations:

•

Over the course of the year, tourist arrivals continued to increase in Guam and other islands in the region. In Guam, the number of visitors reached its highest level in history, at 1.41 million, exceeding the previous record set in 1997. This was due, in part, to the fact that a moderate, 4.7% decrease in Japanese arrivals was more than offset by increasing arrivals from South Korea and China, with the latter two increasing by 38.9% and 45.6%, respectively. The continuing growth in Guam’s tourism industry and increasing arrivals in the other islands led to modest improvements in payroll employment and other aspects of the regional economy, enhancing the Bank’s business.

•

The continuing strength of the economy in the San Francisco Bay area provided ample opportunities to expand the Bank’s business there, leading to an increase of 14.5% in the California region’s loan portfolio, supplementing 6.3% growth in loans in the Guam market and supporting overall growth of 9.0% in the total loan portfolio. The conversion of lower-yielding investment assets to higher-yielding loans resulted in a rise of net income of 18.1%.

For the year ended December 31, 2015, net income was $11.3 million, or $1.25 per diluted common share. For the year ended December 31, 2014, net income was $9.6 million, or $1.08 per diluted common share. For the year ended December 31, 2013, net income was $9.9 million, or $1.12 per diluted common share.

The return on average assets and average equity for the year ended December 31, 2015, were 0.74% and 10.50%, respectively, compared to 0.66% and 9.78%, respectively, for 2014, and 0.77% and 10.45%, respectively, for 2013.

The following are major factors that impacted the Company’s results of operations:

•

Net interest income increased 8.3% to $67.9 million for the year ended December 31, 2015, from $62.7 million for the year ended December 31, 2014, due to a $3.3 million increase in interest income and a reduction of $1.9 million in interest expenses. Net interest income increased by 6.7% to $62.7 million for the year ended December 31, 2014, from $58.8 million for the year ended December 31, 2013, due to an increase of $2.9 million in interest income and a decrease of $1.0 million in interest expense.

•

The net interest margin increased 15 basis points to 4.66% for the year ended December 31, 2015, compared with 4.52% for the year ended December 31, 2014. The increase in the net interest margin for 2015 compared to 2014 was primarily due to a 32 basis point decrease in the yields on loans and a 13 basis point decline in the yield on our securities portfolio, partially offset by a 19 basis point decrease in rates paid on deposits. Despite the decrease in average yields, higher loan volumes generated higher interest income that more than offset the lower average yield on a smaller investment securities portfolio. The net interest margin decreased 29 basis points to 4.52% for the year ended December 31, 2014, compared with 4.81% for the year ended December 31, 2013. The decrease in the net interest margin for 2014 compared to 2013 was primarily due to a 43 basis point decrease in the yields on loans, a 17 basis point decline in the yield on our securities portfolio and a 10 basis point reduction of yields on interest-bearing deposits in banks, partially offset by a 16 basis point decrease in rates paid on deposits and other borrowings.

•

The provision for loan losses was $4.5 million for the year ended December 31, 2015, including $12 thousand assigned to the reserve for off-balance sheet risk, was approximately the same as the $4.5 million provision for the year ended December 31, 2014, and substantially higher than the $2.1 million provision for the year ended December 31, 2013. The increase in the provision for loan losses in 2014 compared to 2013 reflects a supplemental provision of $565 thousand during the third quarter, primarily in response to the charge-off of two loans in the amount of $1.6 million, tempered by a decrease of $637 thousand in nonperforming loans despite growth of $107.1 million in on our loan portfolio, as well as management’s assessment of economic conditions.

•

Non-interest income increased by 1.7%, to $11.0 million, for the year ended December 31, 2015, $179 thousand more than the $10.8 million for the year ended December 31, 2014. The increase in non-interest income in 2015 compared to 2014 was primarily due to increases of $566 thousand in revenues from cardholders and $356 thousand from service charges and fees in 2015, partially offset by reductions of $431 thousand in income from merchant services and $395 thousand in net investment securities gains from the previous year. Non-interest income decreased by 7.5%, to $10.8 million, for the year ended December 31, 2014, $879 thousand less than the $11.7 million for the year ended December 31, 2013. The decrease in non-interest income in 2014 compared to 2013 was primarily due to a decrease of $1.0 million in revenues from merchant services in 2014, a reduction of $156 thousand in net investment securities gains and a reduction of $124 thousand in trustee fees, partially offset by the additional $351 thousand in cardholder income and $141 thousand in service charges and fees.

•

Non-interest expense was $59.0 million for the year ended December 31, 2015, compared to $55.7 million for the year ended December 31, 2014. The increase of 6.1%, primarily due to an increase of $2.3 million in salaries and employee benefits, an additional $667 thousand in general, administrative and other expenses, a rise of $310 thousand in training and education expense and $226 thousand more in equipment and depreciation expense. These increases were partially offset by a reduction of $412 thousand in occupancy expense. Non-interest expense was $55.7 million for the year ended December 31, 2014, compared to $54.4 million for the year ended December 31, 2013, an increase of 2.3%, primarily due to an increase of $657 thousand in salaries and employee benefits, an additional $420 thousand in professional services expense, $398 thousand in contract services expense, $263 thousand in furniture and equipment depreciation and $190 thousand in general, administrative and other expense, partially offset by reductions of $846 thousand in expenses associated with other real estate owned and $161 thousand in FDIC insurance assessments.

•

The 18.1% increase of net after tax income to $11.3 million in 2015 compared to $9.6 million 2014 was due to the $5.2 million increase in net interest income and the $179 thousand increase in non-interest income, offset by the $3.4 million increase in non-interest expense and the increase of $310 thousand in income taxes. The 3.1% decrease of net after tax income to $9.6 million in 2014 compared to $9.9 million 2013 was due to the $1.2 million increase in non-interest expense and the $879 thousand decrease in non-interest income, offset by the $1.5 million increase in net interest income (after the provision for loan losses) and the decrease of $324 thousand in income taxes.

The following are important factors in understanding our current financial condition and liquidity position:

•

Cash, Federal Funds sold, interest-bearing deposits in other financial institutions, and investment securities available-for-sale collectively decreased by 2.4%, to $328.3 million, at December 31, 2015, from $336.5 million at December 31, 2014. The decrease in liquid assets is primarily due to an increase of $86.9 million of in net loans, an increase of $5.3 million in other assets and an increase of $334 thousand in accrued interest receivable, partially offset by a $4.8 million decrease in investment securities held-to-maturity, $710 thousand less in the net value of our premises and equipment, and the liquidation of $305 thousand of our holdings of Federal Home Loan Bank stock. The increase in total loans (net of deferred fees and the allowance for loan losses) of $86.9 million, or 9.0%, to $1.05 billion at December 31, 2015, compared to $967.4 million at December 31, 2014, is primarily attributable to an increase of $66.2 million in commercial loans, to $715.8 million at December 31, 2015, from $649.6 million at December 31, 2014. In addition, consumer loans, including residential mortgage loans, increased by $22.1 million, to $354.8 million, at December 31, 2015, from $332.7 million at December 31, 2014.

•	Classified assets decreased to $25.3 million at December 31, 2015, compared to $25.7 million at December 31, 2014.
•	The allowance for loan losses at December 31, 2015, was $14.2 million, or 1.32% of total loans. The allowance for loan losses at December 31, 2014, was $12.5 million, or 1.28% of total loans.
•	Nonperforming loans increased by $213 thousand to $10.8 million, or 1.01% of total loans, at December 31, 2015, from $10.6 million, or 1.08% of total loans, at December 31, 2014.
•	Net loan charge-offs were $2.9 million during the year ended December 31, 2015, as compared to the $4.1 million in net charge-offs for the year ended December 31, 2014.
•

The ratio of noncore funding of $37.0 million (which consists of $100,000 and over time deposits plus short-term borrowings) to total assets was 2.40% at December 31, 2015, compared to $42.5 million, or 2.90% of total assets, at December 31, 2014.

•	The loan-to-deposit ratio increased to 75.3% at December 31, 2015, as compared to 72.5% at December 31, 2014.
•

Capital ratios significantly exceed regulatory requirements for a well-capitalized financial institution, both at the Company level and in the Bank. The leverage ratio at the Company was 7.40%, with a Tier 1 risk-based capital ratio of 11.20%, a total risk-based capital ratio of 12.45%, and a common equity Tier 1 risk-based capital ratio of 11.20% at December 31, 2015. The leverage ratio at the Company was 7.01%, with a Tier 1 risk-based capital ratio of 10.58%, and a total risk-based capital ratio of 11.83% at December 31, 2014; a common equity Tier 1 risk-based capital ratio was not calculated during 2014. The regulatory well-capitalized guidelines are a minimum of a 5% leverage ratio, a 8% Tier 1 risk-based capital ratio, a 10% total risk-based capital ratio, and a 6.5% common equity Tier 1 risk-based capital ratio. The increase in our capital ratios from December 31, 2014, to December 31, 2015, was due to the retention of $7.7 million in earnings during 2015, along with the issuance of common stock in the amount of $3.1 million, partially offset by a reduction of $779 thousand in other comprehensive income.

Deposits

The composition and cost of the Bank’s deposit base are important in analyzing the Bank’s net interest margin and balance sheet liquidity characteristics. The Bank’s depositors are generally located in its primary market area. Depending on loan demand and other funding requirements, the Bank also attracts deposits through its interest rate pricing. The Bank monitors all deposits that may be sensitive to interest rate changes to help ensure that liquidity risk does not become excessive due to deposit migration. Deposits at December 31, 2015, were $1.42 billion, compared to $1.36 billion at December 31, 2014. The 5.0% increase was primarily due to the acquisition of additional government accounts in the Freely Associated States, U.S. government payments for land use and other purposes, and the general improvement in the performance of Guam’s economy, although the Bank’s deposits also increased in the Commonwealth of the Northern Mariana Islands and in the California region.

The Bank does not currently accept brokered deposits because it already maintains ample liquidity, but may do so in the future.

Liquidity

Our liquidity position refers to our ability to maintain cash flows sufficient to fund operations and to meet obligations and other commitments in a timely fashion. We believe that the Bank’s liquidity position is more than sufficient to meet our operating expenses, borrowing needs and other obligations for 2016, and management has tested and determined that, even under severely stressed scenarios, the Bank’s liquidity will be more than adequate to meet our requirements. Our liquidity has increased significantly as we shifted from longer-duration, Held-To-Maturity securities in our investment portfolio to shorter-duration, Available-For-Sale investments as a defensive measure due to historically low interest rates and yields, and the possibility that those rates and yields will increase as the U.S. economy continues to improve. At December 31, 2015, we had $100.8 million in cash and cash equivalents and approximately $145.5 million in available borrowing capacity from various sources, including the Federal Home Loan Bank (“FHLB”), the Federal Reserve Bank of San Francisco (“FRB”), and Federal Funds facilities with several financial institutions. The Bank also had $128.7 million in unpledged securities available at December 31, 2015. Our loan-to-deposit ratio increased to 75.3% at December 31, 2015, compared to 72.5% at December 31, 2014, as our gross loans increased by 9.0% and our deposits grew by 5.0%.

Lending

Our loans originate almost entirely through the branch offices located in our primary market. As the Bank has approached a saturation point in our island service area, we have expanded our activities in California through our branch in San Francisco. The total loan portfolio remains well diversified with commercial and industrial loans accounting for 21.8% and commercial real estate loans accounting for 39.2% of the total loan portfolio at December 31, 2015. Construction loans increased from 4.1% of the portfolio at December 31, 2014, to 5.8% at December 31, 2015. Residential mortgages and other consumer-related loans accounted for the remaining 33.1% of total loans at December 31, 2015. The increase in gross loans in 2015 compared to 2014 was primarily due to an increase in our commercial loan portfolio, including expansion of our lending in California, supplemented by growth in consumer loans, partially offset by a modest decrease in home equity loans. The Bank also had a decrease of $580 thousand in loans sold to the Federal Home Loan Mortgage Corporation (“Freddie Mac”) from $213.8 million at December 31, 2014, to $213.2 million at December 31, 2015, but these loans are off-book, except for the amortized value of the associated mortgage servicing rights. The Bank exercises careful selectivity with respect to the types of loans it chooses to originate.

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

The Bank, through its asset and liability management policies and practices, as overseen by its Asset and Liability Committee, seeks to maximize net interest income without exposing itself to an excessive level of interest rate risk. Interest rate risk is managed by monitoring the pricing, maturity and repricing options of all classes of interest bearing assets and liabilities. This is discussed in more detail under Liquidity and Asset/Liability Management. In addition, as the market allows, we take measures and initiatives to improve our net interest margin, including increasing loan rates, maintaining interest rate floors on floating rate loans, reducing nonperforming assets, managing deposit interest rates and reducing higher-cost deposits.

From January 22, 2008, through December 16, 2008, the Federal Reserve’s Open Market Committee reduced its target short-term interest rates by 325 basis points, to a range of 0.00% to 0.25%, in response to the credit crisis and economic downturn that resulted from the collapse in the U.S. housing market and the subsequent global recession. The target Federal Funds Rate was raised to a range of 0.25% to 0.50% on December 16, 2015. The increase in short-term rates will gradually affect the rates applicable to many of the Bank’s loans. The increase in short-term interest rates had not raised the cost of interest bearing deposits, which represent the Bank’s primary funding source, by the end of 2015, as they tend to re-price more slowly than floating rate loans. The continuing low level of short-term interest rates, including the prime rate, has significantly compressed the Bank’s net interest margin, but that pressure is now being eased.

Management of Credit Risk

We continue to proactively identify, quantify and manage our problem loans. Early identification of problem loans and potential future losses helps enable us to resolve credit issues with potentially less risk and lower ultimate losses. We maintain an allowance for loan losses in an amount that we believe is adequate to absorb probable and projected incurred losses in the portfolio. While we strive to carefully monitor and manage credit quality and to identify loans that may be deteriorating, circumstances can change at any time that may result in future losses for loans included in the portfolio, that as of the date of the financial statements have not yet been identified as potential problem loans. Through established credit practices, we adjust the allowance for loan losses accordingly. However, because future events are uncertain, there may be loans that deteriorate, some of which could occur in an accelerated time frame. As a result, future additions to the allowance may be necessary. Because the loan portfolio contains a number of commercial loans, commercial real estate and construction loans with relatively large balances, deterioration in the credit quality of one or more of these loans may require a significant increase to the allowance for loan losses. Future additions to the allowance may also be required based on changes in the financial condition of borrowers, such as have resulted due to changing economic conditions. Additionally, federal and local banking regulators throughout our market area, as an integral part of their supervisory function, periodically review our allowance for loan losses. These regulatory agencies may require us to recognize further loan loss provisions or charge-offs based upon their judgments, which may be different from ours. Any increase in the allowance for loan losses may have a material adverse effect on our financial condition and results of operation.

We also maintain a reserve against potential credit risks associated with our unfunded off-balance sheet loan commitments.

Further discussion of the management of credit risk appears under “Provision for Loan Losses” and “Allowance for Loan Losses”.

Non-Interest Income

While net interest income remains the largest single component of total revenues, non-interest income is an important component, as well. In total, the Bank received $11.0 million in non-interest income during 2015, an increase of $179 thousand from the $10.8 million recorded for 2014, but less than the $11.7 million received in 2013. The increase from 2014 to 2015 is due in part to growth in service charges and fees and income from cardholders to $4.9 million and $1.9 million, respectively, for 2015, up from $4.6 million and $1.3 million, respectively, in 2014. These were partially offset by a decrease in income from merchant services, from $1.3 million in 2014 to $903 thousand in 2015 and a drop in net investment securities gains from $471 thousand to $76 thousand.

Non-Interest Expense

Management considers the control of operating expenses to be a critical element of the performance of the Company and the Bank. Over the last several years, the Bank has undertaken initiatives to contain its non-interest expense and improve its efficiency. Nevertheless, total non-interest expense was $59.0 million for year ended December 31, 2015, compared to $55.7 million for year ended December 31, 2014, an increase of $3.4 million. This increase was largely the result of increasing costs associated with salaries and employee benefits, from $26.1 million in 2014 to $28.5 million in 2015 (in part due to an additional payday during the year), higher general administrative and other expenses and our training and education expense, which increased by $667 thousand and $310 thousand, respectively, and a higher equipment and depreciation expense, which rose by $226 thousand. These increases were partially offset by a reduction of $412 thousand in occupancy expense. Operating expenses in 2014 were $1.2 million higher than in 2013, primarily due to a $657 thousand increase in expenses associated with salaries and employee benefits, a $420 thousand increase in professional services expense, a $398 thousand rise in contract services expense, and an increase of $263 thousand in equipment and depreciation expense, partially offset by reductions of $846 thousand in expenses associated with other real estate owned and $161 thousand in our FDIC assessment from their levels in 2013.

Capital Management

As part of its asset and liability management process, the Company continually assesses its capital position to take into consideration growth, expected earnings, risk profile and potential corporate activities that it may choose to pursue.

During the past several years, the Bank’s principal source of increases in capital has been retained earnings, supplemented by stock purchases through our Employee Stock Purchase Plan. See Note 14 of Notes to Consolidated Financial Statements in Item 15 of this Annual Report for a description of the Employee Stock Purchase Plan. Since the end of 2010, though, the Bank’s assets have grown by 56.0%, and those more traditional sources of additional capital have not kept pace.

Although the Bank remains “well capitalized” by all four regulatory measures of capital adequacy, those ratios had been decreasing because of the Bank’s rapid asset growth. Consequently, the Company completed a private placement of $1.0 million of its common stock on December 17, 2014, and was engaged in placing an additional $2.8 million as of December 31, 2015.

In these offerings, the Company issued its stock to certain "accredited investors" within the meaning of Rule 501 of the Securities Act of 1933, as amended (the "Securities Act"), at a purchase price of $9.45 per share in 2014 and $9.85 per share in 2015 (the "Offerings"). These are restricted shares, which may not be resold for a period of two years. The terms of the offerings were set forth in their respective Stock Purchase Agreements, dated December 10, 2014, and July 30, 2015, entered into between the Company and each investor. The proceeds from the offerings will allow the Company to support the continued organic growth of the Company’s banking subsidiary in its existing market areas and will enable us to further serve the needs of individuals and businesses in those markets.

The Company's common stock was offered and sold only to investors that met the "accredited investor" definition of Rule 501 of the Securities Act in reliance on the exemption from registration afforded under Section 4(2) of the Securities Act and Rule 504 of Regulation D under the Securities Act. The common stock offered in the Offerings has not been registered under the Securities Act or state securities laws, and may not be offered or sold in the United States without being registered with the Securities and Exchange Commission (the "SEC") or through an applicable exemption from SEC registration requirements.

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

Distribution, Rate and Yield

The following Distribution, Rate and Yield table presents the average amounts outstanding during 2015 and 2014 for the major categories of the Company’s balance sheet, the average interest rates earned or paid thereon, and the resulting net interest margin on average interest earning assets for the periods indicated. Average balances are based on monthly averages.

	Years Ended December 31,
	2015			2014
	Average Balance	Interest Earned/Paid	Average Yield/Rate	Average Balance		Interest Earned/Paid	Average Yield/Rate
Interest earning assets:
Short term investments[1]	$92,383	$164	0.18%	$117,245	0	$208	0.18%
Investment Securities²	327,479	4,580	1.40%	348,113		5,335	1.53%
Loans³	1,036,587	65,061	6.28%	923,537		60,935	6.60%
Total earning assets	1,456,449	69,805	4.79%	1,388,895		66,478	4.79%
Noninterest earning assets	76,243			66,334
Total Assets	$1,532,692			$1,455,229
Interest-bearing liabilities:
Interest-bearing checking accounts	$158,832	$181	0.11%	$142,298		$164	0.12%
Money market and savings accounts	795,794	1,550	0.19%	787,643		3,417	0.43%
Certificates of deposit	51,419	163	0.32%	49,927		179	0.36%
Total interest-bearing liabilities	1,006,045	1,894	0.19%	979,868		3,760	0.38%
Non-interest bearing liabilities	419,148			377,609
Total Liabilities	1,425,193			1,357,477
Stockholders’ equity	107,499			97,752
Total Liabilities and Stockholders’ Equity	$1,532,692			$1,455,229

Net interest income		$67,911				$62,718

Interest rate spread			4.60%				4.40%
Net interest margin			4.66%				4.52%

[1]	Includes interest bearing deposit balances we maintain with other financial institutions and the Federal Reserve Bank of San Francisco.
[2]	Includes all investment securities in the Available-for-Sale and the Held-to-Maturity classifications.
[3]	Includes average balances of non-accrual loans.

The Distribution, Rate and Yield table above sets forth the dollar amounts in interest earned and paid for each major category of interest earning assets and interest-bearing liabilities for the noted periods, as well as their respective yields and costs, and the resulting interest rate spreads and net interest margins.

The Bank’s net interest margin, expressed as a percentage of average earning assets, was 4.66% for 2015, up 15 basis points from 4.52% for 2014, even though average earning assets increased by 4.9% during the year, from $1.4 billion in 2014 to $1.5 billion in 2015. The primary reason for the increase in the net interest margin was that our funding cost decreased by nearly half, from $3.8 million in 2014 to $1.9 million in 2015. Our average loan balances increased by $113.1 million, or 12.2%, the average yield on the entire loan portfolio decreased by 32 basis points so that interest earnings on loans increased by only $4.1 million, or 6.8%. Re-pricing of existing loans to lower interest rates during 2015, as well as new loans made in a more competitive environment, caused the decrease in the average yield on the loan portfolio. Yields on our investment securities portfolio decreased by 13 basis points, but the yield on average earning assets remained the same, at 4.79%, from 2014 to 2015. Average total interest-bearing liabilities increased by 2.7% during 2015, to $1.01billion from $979.9 million the previous year.

Net interest income for the year ended December 31, 2015, increased by $5.2 million, to $67.9 million, compared to $62.7 million a year earlier, primarily due to an increase in interest income derived from the growth in average loan balances, supplemented by a reduction in interest paid on money market and savings deposits, partially offset by a decrease in income from short term investments and investment securities. Net interest income for 2014 increased by $3.9 million from 2013, primarily due to an increase in interest income derived from the increase in average loan balances and an increase in income from investment securities, coupled with the reduction in interest paid on interest-bearing deposits. The Bank’s net interest margin was 4.52% in 2014, compared to 4.81% in 2013, a decrease of 29 basis points.

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

For 2015, the Bank had a provision for loan and credit losses of $4.5 million, which included $12 thousand assigned to the reserve for unfunded credit commitments. The remaining 2015 provision was just $52 thousand less than the provision for 2014, and substantially higher than the provision of $2.1 million for 2013. The 2015 provision is deemed by management to provide a sufficient allowance for loan losses due to net losses during the year, as well as to maintain the allowance for loan losses at a level that is adequate to absorb all reasonably expected future losses and to reflect management’s perception of risk in the existing loan portfolio, as well as improvements in the quality of that portfolio. The increase in the 2014 provision for loan losses compared to 2013 reflects the write-down of two commercial loans by $1.6 million against the allowance for loan losses in the third and fourth quarters of 2014 and raised the monthly provision in the fourth quarter of that year to cover the risk associated with growth in our loan portfolio.

The allowance for loan losses represented 1.32%, 1.28% and 1.38% of total loans at December 31, 2015, 2014 and 2013, respectively. Provisions for loan losses are charged to operating income to bring the allowance for loan losses to a level deemed appropriate by the Bank based on the factors discussed under “Allowance for Loan Losses.”

Non-interest income

The following table sets forth the various components of the Company’s non-interest income:

	Years Ended December 31,			Increase (decrease) 2015 versus 2014		Increase (decrease) 2014 versus 2013
	2015	2014	2013	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Non-interest Income
Service charges and fees	$4,913	$4,557	$4,416	$356	7.8%	$141	3.2%
Investment securities gains, net	76	471	627	(395)	-83.9%	(156)	-24.9%
Income from merchants	903	1,334	2,365	(431)	-32.3%	(1,031)	-43.6%
Income from cardholders	1,888	1,322	971	566	42.8%	351	36.1%
Trustee fees	583	492	616	91	18.5%	(124)	-20.1%
Other income	2,629	2,637	2,697	(8)	-0.3%	(60)	-2.2%
Total non-interest income	$10,992	$10,813	$11,692	$179	1.7%	$(879)	-7.5%

Total non-interest income in 2015 was $179 thousand, or 1.7%, higher than in 2014, primarily because of a sharp decrease of $431 thousand, or 32.3%, in income from merchant services due to lower settlement fees and higher processing fees and a $395 thousand decrease in net gains on the sale of investment securities, more than offset by a $566 thousand increase in income from cardholders and a $356 thousand increase in income from service charges and fees. Other sources of non-interest income include loan servicing fees and income from the Bank-owned life insurance policies. The proportional composition of non-interest income remained relatively constant, with no single category change exceeding more than 5.0% of the respective year’s total from 2014 to 2015. Total non-interest income in 2014 was $879 thousand lower than in 2013, primarily because of a sharp decrease of $1.0 million, or 43.6%, in income from merchant services due to lower settlement fees and higher processing fees as we convert our merchant customers to a new vendor platform, and a $156 thousand decrease in net gains on the sale of investment securities, partially offset by a $351 thousand increase in income from cardholders.

Non-interest expense

The following table sets forth the various components of the Company’s non-interest expense:

			2015 vs. 2014			2014 vs. 2013
	2015	2014	$ Variance	% Variance	2013	$ Variance	% Variance
Non-Interest Expense:
Salaries & employee benefits	$28,473	$26,133	$2,340	8.95%	$25,476	$657	2.58%
Occupancy	6,554	6,966	(412)	-5.91%	6,857	109	1.59%
Equipment and depreciation	6,575	6,349	226	3.56%	6,086	263	4.32%
Insurance	1,680	1,678	2	0.12%	1,678	-	0.00%
Telecommunications	1,527	1,488	39	2.62%	1,441	47	3.26%
FDIC insurance assessment	1,259	1,220	39	3.20%	1,381	(161)	-11.66%
Professional services	1,757	1,748	9	0.51%	1,328	420	31.63%
Contract services	1,825	1,694	131	7.73%	1,296	398	30.71%
Other real estate owned	397	297	100	33.67%	1,143	(846)	-74.02%
Stationery & supplies	747	826	(79)	-9.56%	724	102	14.09%
Training & education	1,046	736	310	42.12%	687	49	7.13%
General, administrative & other	7,207	6,546	661	10.10%	6,350	196	3.09%
Total Non-Interest Expenses	$59,047	$55,681	$3,366	6.05%	$54,447	$1,234	2.27%

Non-interest expense by Category. The following table indicates the percentage of non-interest expense in each category:

	2015		2014		2013
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Non-Interest Expense:
Salaries & employee benefits	$28,473	48%	$26,133	47%	$25,476	47%
Occupancy	6,554	11%	6,966	13%	6,857	13%
Equipment and depreciation	6,575	11%	6,349	11%	6,086	11%
Insurance	1,680	3%	1,678	3%	1,678	3%
Telecommunications	1,527	3%	1,488	3%	1,441	3%
FDIC insurance assessment	1,259	2%	1,220	2%	1,381	3%
Professional services	1,757	3%	1,748	3%	1,328	2%
Contract services	1,825	3%	1,694	3%	1,296	2%
Other real estate owned	397	1%	297	1%	1,143	2%
Stationery & supplies	747	1%	826	1%	724	1%
Training & education	1,046	2%	736	1%	687	1%
General, administrative & other	7,207	12%	6,546	12%	6,350	12%
Total Non-Interest Expenses	$59,047	100%	$55,681	100%	$54,447	100%

Non-interest expense totaled $59.0 million for the year ended December 31, 2015, an increase of $3.4 million from $55.7 million in 2014. This increase is primarily attributed to the $2.3 million increase in salaries & employee benefits, up by 9.0% from the year ended December 31, 2014, due to an extra pay period during the year, merit raises and increases in some benefits expenses, as well as a modest increase in the number of employees necessary to accommodate the expansion of the Bank’s operations. In addition, general, administrative and other expenses increased by $661 thousand, our training and education expense increased by $310 thousand and our equipment and depreciation expense increased by $226 thousand. These increases were partially offset by the $412 thousand decrease in occupancy expenses.

In 2014, total non-interest expense increased by $1.2 million to $55.7 million, as compared to $54.4 million in 2013. This increase is primarily attributed to the $657 thousand increase in salaries & employee benefits, up by 2.6% from the year ended December 31, 2013, due to merit raises and increases in some benefits expenses. In addition, professional services expense increased by $420 thousand, contract services expense increased by $398 thousand, and equipment and depreciation expense increased by $263 thousand, along with a $196 thousand increase in our general, administrative and other expenses. These increases were partially offset by the $846 thousand decrease in other real estate owned (OREO) expense to a more normal level after a surge in 2013, and a $161 thousand decline in the Federal Deposit Insurance Corporation’s assessment.

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

The Bank pays income taxes in Guam and the Commonwealth of the Northern Mariana Islands under a territorial “mirror” of the U.S. Internal Revenue Code, with payments made to the respective territorial governments instead of the U.S. Treasury; there is no equivalent of a state income tax in either of these jurisdictions. The Bank also pays taxes to the governments of the Republic of Palau, the Federated States of Micronesia, the Republic of the Marshall Islands and the State of California. The Bank’s territorial and state income tax expense in 2015 was $4.1 million, as compared to an income tax expense of $3.8 million in 2014 and $4.1 million in 2013.

The difference in the effective tax rate compared to the combined territorial, foreign and state statutory tax rates of 34% is primarily the result of the Bank’s portfolio of tax-exempt loans to the government of Guam totaling $47.1 million and $47.9 million at December 31, 2015 and 2014, respectively.

Some items of income and expense are recognized in different years for tax purposes than when applying generally accepted accounting principles, leading to timing differences between the Bank’s actual tax liability and the amount accrued for this liability based on book income. These temporary differences comprise the “deferred” portion of the Bank’s tax expense or benefit, which is accumulated on the Bank’s books as a deferred tax asset or deferred tax liability until such time as they reverse. At the end of 2015 and 2014, the Bank had a gross deferred tax asset of $9.8 million and $7.8 million, respectively.

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

In assessing the realization of deferred tax assets at December 31, 2015, based on these factors, the Bank believed that it was more likely than not that the Bank will realize only $7.0 million of the benefits of these deductible differences. Therefore, a valuation allowance of $2.7 million for deferred tax asset was recorded at December 31, 2015.

In assessing the realization of deferred tax assets at December 31, 2014, the Bank believed that it was more likely than not that the Bank will realize only $5.5 million of the benefits of these deductible differences. Therefore, a valuation allowance of $2.3 million for deferred tax asset was recorded at December 31, 2014.

Financial Condition

As of December 31, 2015, total assets were $1.54 billion, an increase of 5.4% from $1.47 billion at December 31, 2014. Total securities available-for-sale (at fair value) were $227.5 million, a decrease of 1.3% from $230.6 million at December 31, 2014. The total loan portfolio, net of allowance for loan losses and deferred fees, was $1.05 billion, an increase of 9.0% from $967.4 million at year-end 2014. Total deposits were $1.42 billion, an increase of 5.0% from $1.36 billion at year-end 2014. The Bank had no short-term borrowings at December 31, 2015.

Securities Portfolio

The following table reflects the estimated fair value of Available-for-Sale securities and the amortized cost of Held-to-Maturity securities, for each category for the past two years:

Investment Portfolio

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$107,070	$-	$(1,048)	$106,022
U.S. government agency pool securities	51,808	30	(934)	50,904
U.S. government agency or GSE mortgage-backed securities	71,562	44	(997)	70,609
Total	$230,440	$74	$(2,979)	$227,535
Securities Held-to-Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$44,638	$1,055	$(116)	$45,577
U.S. government agency pool securities	16,035	31	(47)	16,019
U.S. government agency or GSE mortgage-backed securities	39,846	613	(131)	40,328
Total	$100,519	$1,699	$(294)	$101,924

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$100,679	$70	$(185)	$100,564
U.S. government agency pool securities	50,581	87	(797)	49,871
U.S. government agency or GSE mortgage-backed securities	80,281	211	(370)	80,122
Total	$231,541	$368	$(1,352)	$230,557
Securities Held-to-Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$44,346	$983	$(211)	$45,118
U.S. government agency pool securities	18,121	50	(60)	18,111
U.S. government agency or GSE mortgage-backed securities	42,813	975	(9)	43,779
Total	$105,280	$2,008	$(280)	$107,008

The amortized cost and fair value of investment securities by contractual maturity at December 31, 2015, are shown below.

	December 31, 2015
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$-	$-	$-	$-
Due after one but within five years	111,998	110,954	42,786	43,508
Due after five but within ten years	11,263	11,116	29,438	30,109
Due after ten years	107,179	105,465	28,295	28,307
Total	$230,440	$227,535	$100,519	$101,924

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

Sixty-nine percent of the Bank’s securities at December 31, 2015, were classified under existing accounting rules as “Available-for-Sale” to allow flexibility in the management of the portfolio. Accounting guidance requires Available-for-Sale securities to be marked to fair market value, with an offset to other comprehensive income (loss), a component of stockholders’ equity, recorded on a quarterly basis. The remaining 31% of the investment portfolio was in Held-to-Maturity securities, which the Bank is willing and believes it will be able to retain until they mature, and are recorded on an amortized cost basis.

The Bank’s portfolio has historically been comprised primarily of: (i) U.S. government agency and sponsored entities’ debt securities for liquidity and pledging; (ii) U.S. government agency and sponsored entities’ mortgage-backed securities, which in many instances can also be used for pledging, and which generally enhance the yield of the portfolio; and (iii) U.S. government agency pool securities, which generally enhance the yield of the portfolio. Since the downgrade of many municipal obligations and their respective insurers in the past few years, the Bank no longer holds municipal bonds, but may do so again when markets become more stable.

Compared to December 31, 2014, the Bank’s securities portfolio decreased by $7.8 million to 21.2% of total assets at December 31, 2015, from 22.9% at December 31, 2014. The Bank decreased its holding of mortgage-back securities by $12.5 million to $110.5 million at December 31, 2015, from $122.9 million at December 31, 2014. During the same period, the Bank’s holdings of U.S. government agency pool securities decreased by $1.1 million, to $66.9 million, and its holdings of U.S. government agency and sponsored enterprise debt securities increased by $5.8 million, to $150.7 million. The Bank has not used interest rate swaps or other derivative instruments to hedge fixed rate loans or securities to otherwise mitigate interest rate risk.

Loans

The Bank’s loans represent the largest portion of earning assets, substantially greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when assessing the financial condition of the Bank and the Company.

Gross loans represented 69.3% of total assets at December 31, 2015, as compared to 67.0% at December 31, 2014. The ratio of gross loans to deposits increased to 75.3% at the end of 2015 from 72.5% at the end of 2014. Demand for loans has strengthened within the Bank’s Guam, California and Freely Associated States markets due to the improving economic environment, but the Bank has remained selective with respect to the types of loans it chooses to originate. However, the purchase of $100.3 million in mortgage and consumer loans from Wells Fargo Financial in December 2011 helped the Bank to grow its loan portfolio substantially during that year, and $63.6 million of those loans remained on the Bank’s books at December 31, 2015.

The Loan Distribution table that follows sets forth the Bank’s gross loans outstanding, deferred fee income amortized over the life of some loans, the allowance for loan losses and the percentage distribution in each loan category at the dates indicated.

Loan Portfolio

	December 31,
	2015		2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial
Commercial & industrial	$233,351	21.8%	$209,871	21.4%
Commercial mortgage	420,049	39.2%	399,737	40.7%
Commercial construction	62,415	5.8%	39,979	4.1%
Total commercial	715,815	66.9%	649,587	66.1%
Consumer
Residential mortgage	144,007	13.5%	141,074	14.4%
Home equity	628	0.1%	910	0.1%
Automobile	26,541	2.5%	18,995	1.9%
Other consumer loans[1]	183,597	17.1%	171,708	17.5%
Total consumer	354,773	33.1%	332,687	33.9%
Gross loans	1,070,588	100.0%	982,274	100.0%
Deferred fee (income) costs, net	(2,179)		(2,355)
Allowance for loan losses	(14,159)		(12,526)
Loans, net	$1,054,250		$967,393

[1]	Comprised of other revolving and installment credit and overdrafts.

The Bank’s loan portfolio is concentrated in commercial loans (which include loans to governments), primarily in commercial real estate, hotels and gas stations, with the balance in working capital and equipment financing. These are followed by other consumer loans and residential mortgages. The increase in the Bank’s loan portfolio in 2015 was due to customary loan activity throughout our markets, the addition of several significant commercial loans in both the San Francisco and Guam regions, and consumer loan promotions. The Bank’s gross loans were concentrated in Guam, San Francisco and the Commonwealth of the Northern Mariana Islands, at 94.7% as of December 31, 2015, compared to 95.1% as of December 31, 2014. The only industry concentration that was considered significant at December 31, 2015, was within our commercial real estate loan portfolio, which at 45.1% of total gross loans constituted a higher proportion than the 44.8% of total loans at the end of 2014.

The Bank’s commercial & industrial loans are made for working capital, financing the purchase of equipment and for other business purposes. Commercial loans include loans with maturities ranging from thirty days to one year and “term loans” with maturities normally ranging from three to ten years. Short- term business loans are generally intended to finance current transactions and typically provide for periodic principal payments, with interest payable monthly. Term loans normally carry floating interest rates, with monthly payments of both principal and interest, but may be amortized over a longer period than the term of the loan, with a balloon payment at the end of the term.

The Bank is an active participant in the Small Business Administration (SBA), State Small Business Credit Initiative (SSBCI), Nor-Cal Financial Development Corp. and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred and Patriot Express Lender Programs. The Bank regularly makes such guaranteed loans and is frequently recognized as the largest originator of SBA loans in Guam, with an outstanding volume of $8.1 million at December 31, 2015.

As of December 31, 2015, commercial and residential real estate loans of $627.1 million consist primarily of adjustable and fixed rate loans secured by deeds of trust or mortgages on commercial and residential property, and comprised 58.6% of the total loan portfolio. The Bank’s commercial mortgages at December 31, 2015, consist of $420.0 million, or 39.2% of gross loans. Commercial construction loans comprise $62.4 million, or 5.8%, of gross loans. Residential mortgages were $144.6 million, or 13.5%, of gross loans. Properties securing the commercial and residential real estate loans are located in the Bank’s primary markets, which include the San Francisco Bay area.

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

The Bank’s construction loans primarily finance the development and construction of commercial and residential properties. The Bank uses underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or availability of permanent mortgage financing prior to making the construction loan. Construction loans increased by $22.4 million to $62.4 million at December 31, 2015, from $40.0 million at December 31, 2014.

Additionally, the Bank makes consumer loans for the purpose of financing automobiles, various types of consumer goods, and other personal purposes. Consumer loans generally provide for the monthly payment of principal and interest. Most of the Bank’s consumer loans are either unsecured, secured by the personal property being purchased or, in the instances of home equity loans, real property.

At December 31, 2015, total gross loans increased by $88.3 million, or 9.0%, to $1.07 billion from $982.3 million at December 31, 2014. The increase in loans was largely attributed to a $66.2 million increase in commercial loans to $715.8 million at December 31, 2015, from $649.6 million at December 31, 2014. This was due to several large loans originated in California and in Guam. By category, the increase in commercial loans was due to the $23.5 million growth in commercial and industrial loans, and $22.4 million growth in the commercial construction loans, supplemented by a $20.3 million increase in commercial mortgage loans. The increase in commercial loans was supplemented by a $22.1 million increase in consumer loans to $354.8 million at December 31, 2015, up from $332.7 million at December 31, 2014. The increase in consumer loans was principally due to growth of $11.9 million in other consumer loans as a result of pre-approved loans and a holiday loan promotion, $7.5 million in automobile loans and $2.9 million residential mortgage loans. The growth of other consumer loans, automobile loans and residential mortgage was offset by a $282 thousand decrease in home equity loans due to principal paydowns and payoffs.

At December 31, 2015, loans outstanding were comprised of approximately 67.1% variable rate loans and 32.9% fixed rate loans.

Since it first opened in 1972, the Bank has expanded its operations and its branch network, first in Guam, then in the other islands of our region and in San Francisco, California. In the interests of enhancing performance and stability through market and industry diversification, the Bank has increased its focus on growth in the San Francisco area in recent years, adding personnel with experience and expertise in the Bay Area. The following table provides figures for loans in the Bank’s administrative regions for the years ending December 31, 2013, 2014 and 2015:

	At December 31,
	2013	2014	2015
Guam	$550,380	$631,889	$671,579
Commonwealth of the Northern Mariana Islands	$66,252	$66,055	$71,975
The Freely Associated States of Micronesia *	$41,030	$47,227	$56,301
California	$203,221	$222,222	$254,395
Total	$860,883	$967,393	$1,054,250

*	The Freely Associated States are comprised of the Federated States of Micronesia (Chuuk, Kosrae, Pohnpei and Yap), the Republic of Palau and the Republic of the Marshall Islands.

As the table indicates, the Bank’s total net loans increased by 9.0% during 2015 and by 12.4% during 2014. Total loans in Guam increased by $39.7 million, or 6.3%, accounting for 45.7% of total portfolio growth during 2015.  Loan growth in California was second, at $32.2 million, or 37.0% of total loan growth, and outstanding loans in the Freely Associated States of Micronesia grew by $9.1 million, or 10.4% of total growth. For the two years ended December 31, 2015, Guam accounted for 62.7% of total loan growth and California contributed 26.5%. Although the economy in the Commonwealth of the Northern Mariana Islands is recovering at a more rapid pace, loan growth has not yet caught up.

Loan Maturities

The following table presents the maturity distribution of the Bank’s loans as of December 31, 2015. The table shows the distribution of such loans between those with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the New York prime rate, as reflected in The Wall Street Journal, and the Bank of Guam prime rate.

	At December 31, 2015
	Due in Less Than 1 Year	Due in More Than 1 Year But Less Than 5 Years	Due in More Than 5 Years	Non-Accrual	Total
	(Dollars in thousands)
Commercial loans	$3,475	$377,719	$324,543	$10,078	$715,815
Residential Mortgages	442	13,780	123,131	7,282	144,635
Consumer Loans	19,574	182,573	7,868	123	210,138
Total	$23,491	$574,072	$455,542	$17,483	$1,070,588

Variable rate loans	$3,470	$335,755	$367,101	$12,508	$718,834
Fixed rate loans	20,021	238,317	88,441	4,975	351,754
Total	$23,491	$574,072	$455,542	$17,483	$1,070,588

Loan Servicing

As of December 31, 2015 and 2014, there were $213.2 million and $213.8 million, respectively, in Federal Home Loan Mortgage Corporation loans that were serviced by the Bank.

Loan servicing rights are included in Accrued Interest Receivable and Other Assets on the consolidated balance sheets, and are reported net of amortization. There was no valuation allowance as of December 31, 2015 or 2014, as the fair market value of the assets was greater than the carrying value.

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

Nonperforming assets are comprised of the following: loans for which the Bank is no longer accruing interest; restructured loans that are more than 90 days past due; loans 90 days or more past due and still accruing interest (although they are generally placed on non-accrual when they become 90 days past due, unless they are both well-secured and in the process of revision or collection); and other real estate owned (“OREO”) that is acquired through foreclosures. Management’s classification of a loan as “non-accrual” is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan. At that point, the Bank stops accruing interest income, and reverses any uncollected interest that had previously been accrued. These loans may or may not be collateralized, and collection efforts are pursued. The Bank begins recognizing interest income again only as cash interest payments are received and it has been determined that the collection of all outstanding principal is no longer in doubt. Loans may be restructured by management when a borrower has experienced some change in financial status causing an inability to meet the original repayment terms and where the Bank believes the borrower will eventually overcome those circumstances and make full repayment. OREO consists of properties acquired by foreclosure or similar means that management is offering or will offer for sale. Total OREO, net of OREO reserves, was $3.3 million at December 31, 2015, compared to $4.5 million at December 31, 2014.

Nonperforming Assets

The following table provides information about nonperforming assets by asset type as of December 31, 2015 and 2014:

	December 31,
	2015	2014
	(Dollars in Thousands)
Nonperforming Assets:
Non-accrual Loans past due 30 days or more	$9,195	$9,386
Loans past due 90 days or more still accruing	1,631	1,227
Restructured Loans past due 30 days – not included above	-	-
Other Real Estate Owned, gross	3,460	4,454
Total Nonperforming Assets	$14,286	$15,067

The following table provides information about nonperforming loans by loan type:

	December 31,
	2015	2014
	(Dollars in Thousands)
Nonperforming Loans:
Commercial:
Commercial & Industrial	$206	$184
Commercial Mortgage	4,105	3,576
Commercial Construction	-	-
Total Commercial	4,311	3,760
Consumer:
Residential Mortgage	4,956	5,715
Home Equity	-	-
Automobile	59	78
Other Consumer	1,500	1,060
Total Consumer	6,515	6,168
Total Nonperforming Loans	$10,826	$10,613

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

The Bank’s allowance for loan losses increased by $1.6 million to $14.2 million in 2015 from $12.5 million at the end of 2014. The increase in the allowance for loan losses in 2015 was based primarily on growth in our loan portfolio and management’s periodic reevaluations of its inherent risk. Due to this reevaluation, the Bank maintained its monthly provision of $375 thousand. The Bank had $4.3 million in charge-offs in 2015, which were partially offset by loan recoveries of $1.4 million.

Net loans charged-off includes the realization of losses in the portfolio that were partially recognized previously through provisions for loan losses and write-downs of loan principal valuations. Net charge-offs were $2.9 million in 2015, significantly lower than the net charge-offs of $4.1 million in 2014. The 2014 charge-offs were higher than normal due to two large loan write-downs in the third and fourth quarters of 2014. Historical net loan charge-offs are not necessarily indicative of the amount of net charge-offs that the Bank will realize in the future.

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

Goodwill

On September 15, 2011, the FASB issued ASU No. 2011-08 “Testing Goodwill for Impairment”, which provides guidance for complying with ASC 350 “Intangibles – Goodwill and Other.” It gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in Step 1 of the goodwill impairment test. Under this amendment, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, on the basis of qualitative factors, that it is more likely than not that its fair value is less than the carrying amount. The ASU is effective for all entities for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU No. 2011-08 has not had and is not expected to have a material impact on the Bank’s statements of income and condition.

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

The following table summarizes the distribution of deposits for the periods indicated:

	December 31,
	2015	2014
	(Dollars in Thousands)
Non-interest bearing deposits	$413,662	$391,108
Interest bearing deposits
Demand deposits	167,227	144,601
Regular Savings	610,324	579,983
Time deposits:
$100,000 or more	37,012	42,500
Less than $100,000	14,073	13,203
Other interest bearing deposits	180,373	184,119
Total interest bearing deposits	1,009,009	964,406
Total Deposits	$1,422,671	$1,355,514

The Bank gathers deposits from among the communities it serves. The Bank’s business is not generally seasonal in nature, and the Bank is not primarily dependent upon funds from sources outside the United States of America, but approximately 22.1% of its deposit base at December 31, 2015, is acquired in the Micronesian islands that are politically organized in free association with the United States and use the U.S. dollar as their currency. At December 31, 2015 and 2014, 30.4% and 32.8% of deposits were from domestic and foreign government sources, respectively.

Non-interest and low interest-bearing demand deposits increased $45.2 million, or 8.4%, to $580.9 million at December 31, 2015, compared to $535.7 million at December 31, 2014.

As mentioned earlier, the Bank has expanded its operations and its branch network since it first opened in 1972, first in Guam, then in the other islands of our region and in San Francisco, California. As time has passed, the Bank has gathered market share in each of the islands. In recent years, in order to diversify its geographic market, the Bank has increased its focus on growth in the San Francisco area. The following table provides figures for deposits in the Bank’s administrative regions for the years ending December 31, 2013, 2014 and 2015:

	At December 31,
	2013	2014	2015
Guam	$645,056	$792,378	$824,661
Commonwealth of the Northern Mariana Islands	$207,402	$230,654	$234,336
The Freely Associated States of Micronesia *	$254,900	$285,509	$314,603
California	$76,087	$46,973	$49,071
Total	$1,183,445	$1,355,514	$1,422,671

*	The Freely Associated States are comprised of the Federated States of Micronesia (Chuuk, Kosrae, Pohnpei and Yap), the Republic of Palau and the Republic of the Marshall Islands.

During 2015, deposits increased by a total of $67.2 million, of which $32.3 million, or 48.1%, was in the Bank’s Guam branches and $29.1 million, or 43.3%, was in our Freely Associated States branches. Deposits increased in our CNMI branches by $3.7 million. Overall, the Bank’s deposit base increased by 5.0% during 2015, after rising by 14.5% during 2014. In contrast to 2014, deposits increased in the California region by 4.5% in the year ended December 31, 2015, after decreasing by 38.3% the previous year due to a reduction in our savings account interest rates in that market during 2014. The California region contributed 3.1% of total Bank deposit growth during 2015, after having accounted for an offset of 16.9% against deposit growth during 2014.

Deposit Maturity Distribution

At December 31, 2015, the scheduled maturities of time deposits were as follows:

Years ending December 31,
2016	$47,320
2017	903
2018	354
2019	703
2020 and Thereafter	1,805
Total	$51,085

The Bank provides and services government and business deposit accounts that are frequently more than $100,000 in average balance per account. The account activity for some account types and client types necessitates appropriate liquidity management practices by the Bank to ensure its ability to fund withdrawals.

Off-Balance Sheet Arrangements

In the normal course of business, the Bank makes commitments to extend credit to its customers as long as there are no violations of any conditions established in the associated contractual arrangements. These commitments are obligations that represent a potential credit risk to the Bank, yet are not reflected in any form within the Company’s consolidated balance sheets other than in a modest contingency reserve against those commitments. Total unused commitments to extend credit were $153.4 million at December 31, 2015, as compared to $134.5 million at December 31, 2014. Unused commitments represented 14.3% and 13.7% of outstanding gross loans at December 31, 2015 and 2014, respectively.

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

The following table presents the Bank’s commitments to extend credit for the periods indicated:

	December 31,
	2015	2014
Commitments to extend credit	$153,412	$134,525
Letters of credit:
Standby letters of credit	$49,256	$48,451
Commercial letters of credit	6,546	2,684
Total	$55,802	$51,135

Contractual Obligations

The Bank utilizes facilities, equipment and land under various operating leases with terms ranging from 1 to 99 years. Some of these leases include scheduled rent increases. The total amount of the rent is being debited to expense on the straight-line method over the lease terms in accordance with ASC Topic 840, “Leases”. The Bank has recorded a deferred obligation of $874 thousand and $820 thousand as of December 31, 2015 and 2014, respectively, which has been included within other liabilities, to reflect the excess of rent expense over cash paid on the leases.

At December 31, 2015, annual lease commitments under the above noncancelable operating leases were as follows:

Years ending December 31,
2016	$1,854
2017	1,499
2018	1,170
2019	989
2020 and Thereafter	20,066
Total	$25,578

The Bank leases certain facilities from two separate entities in which two of its directors have separate ownership interests. Lease payments made to these entities during the years ended December 31, 2015, 2014 and 2013 approximated $370 thousand, $370 thousand and $370 thousand, respectively.

Additionally, the Bank leases office space to third parties, with original lease terms ranging from 3 to 5 years and option periods ranging up to 15 years. At December 31, 2015, minimum future rents to be received under non-cancelable operating sublease agreements were $27 thousand, $0 thousand, $0 and $0 for the years ending December 31, 2016, 2017, 2018 and 2019, respectively. Although it is possible that one or more of these leases will be renewed, there is no certainty upon which to base an estimate.

A summary of rental activities for years ended December 31, 2015, 2014 and 2013, is as follows:

	For the Years Ended December 31,
	2015	2014	2013
Rent expense	$2,480	$2,472	$2,343
Less: sublease rentals	274	273	268
Net rent expense	$2,206	$2,199	$2,075

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

At December 31, 2015, the Bank had an increase in gross loans of $88.3 million from December 31, 2014, primarily funded by the $67.2 million increase in its deposit base, but also reduced its cash and cash equivalents by $5.1 million and its available-for-sale securities by $3.0 million. One of the measures of liquidity is our loan-to-deposit ratio, based upon gross loans, which increased to 75.3% at December 31, 2015, compared to 72.5% at December 31, 2014. Each calendar quarter, the Bank performs a six-month cash flow analysis to ensure that it will have sufficient liquidity to meet all of its potential cash obligations under a worst-case scenario, and maintains excess liquidity under those hypothetical conditions.

FHLB, FRB and Other Borrowings and Available Lines of Credit

The Bank has off-balance sheet liquidity in the form of Federal Funds purchase arrangements with correspondent banks, as well as collateralized borrowing arrangements with the FHLB and the FRB. The Bank can borrow from the FHLB on a short-term (typically overnight) or long-term (more than one year) basis. At December 31, 2015, the Bank had no long-term borrowings. The Bank had an available line of credit of $102.3 million with the FHLB of Des Moines at December 31, 2015.

The Bank can also borrow from the FRB’s discount window. It had $27.0 million of investment securities pledged to the FRB San Francisco as collateral on an available line of credit of $26.2 million at December 31, 2015, none of which credit was outstanding.

At December 31, 2015, the Bank had arrangements for Federal Funds purchases of up to $17.0 million from three of its U.S. correspondent financial institutions. The Bank had no Federal Funds purchases outstanding at December 31, 2015 or 2014.

At December 31, 2015, the Company had no other borrowed funds.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). The common equity Tier 1 capital to risk-weighted assets ratio was newly required effective January 1, 2015, so is not reported here for December 31, 2014. Management believes, as of December 31, 2015 and 2014, that the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2015, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of December 31, 2015 and 2014, are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2015:
Total capital (to Risk Weighted Assets)	$128,119	12.45%	$82,315	8.00%	$102,893	10.00%
Tier 1 capital (to Risk Weighted Assets)	$115,242	11.20%	$61,736	6.00%	$82,315	8.00%
Tier 1 capital (to Average Assets)	$115,242	7.40%	$62,256	4.00%	$77,820	5.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$115,242	11.20%	$46,302	4.50%	$66,881	6.50%

At December 31, 2014:
Total capital (to Risk Weighted Assets)	$114,606	11.83%	$77,504	8.00%	$96,881	10.00%
Tier 1 capital (to Risk Weighted Assets)	$102,486	10.58%	$38,752	4.00%	$58,128	6.00%
Tier 1 capital (to Average Assets)	$102,486	7.01%	$58,520	4.00%	$73,150	5.00%

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

The principal objective of interest rate risk management (often referred to as “asset/liability management”) is to manage the financial components of the Bank’s balance sheet, as well as their characteristics, in a manner that will optimize the risk/reward equation for earnings and capital in relation to changing interest rates. The Bank’s exposure to market risk is reviewed on a monthly basis by its Asset and Liability Committee. Interest rate risk is the potential for economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while simultaneously maximizing income. Management realizes certain risks are inherent, and that the goal is to identify and manage those risks. Management uses two methodologies to manage interest rate risk: (i) a standard GAP analysis; and (ii) an interest rate shock simulation model.

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

The following table sets forth the estimated changes in the Bank’s net interest income that would result from the designated instantaneous parallel shifts in interest rates noted, as of December 31, 2015. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. (Please note that, in the current interest rate environment, the reductions in rates presented in the analysis are unlikely to occur.)

	Increase/(Decrease) in Estimated Net Interest Income
	Amount	Percent
	(Dollars in thousands)
Change in Interest Rates (basis points)
+400	$22,616	32.24%
+300	$16,886	24.07%
+200	$11,147	15.89%
+100	$5,307	7.56%
± 0	$-	0.00%
-100	$(1,202)	-1.71%
-200	$(1,741)	-2.48%
-300	$(2,059)	-2.93%
-400	$(2,253)	-3.21%

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

Fair Value of Securities

In accordance with GAAP, the Bank revalues the Available-for-Sale component of its investment portfolio on a quarterly basis, and records any unrealized gain or loss as an adjustment to other comprehensive income in its equity accounts. Held-to-Maturity securities are recorded at their amortized book value. The Bank also evaluates whether any of its security holdings are Other Than Temporarily Impaired (“OTTI”), but has determined that, as of December 31, 2015, none of its securities are deemed to be OTTI.

Allowance for Loan Losses

The allowance for loan losses is an estimate of the potential losses in our loan portfolio. Our accounting for estimated loan losses was previously discussed in this Item 7 under the heading, “Allowance for Loan Losses.”

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

As a financial institution, the Bank’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of the Bank’s assets and liabilities and the market value of all interest-earning assets, other than those which have a short term to maturity. Based upon the nature of the Bank’s operations, the Bank is not subject to significant direct foreign exchange or commodity price risks. The Bank has no market risk sensitive instruments, or any other financial instruments, that are held for trading purposes. As of December 31, 2015, the Bank did not use interest rate derivatives to hedge its interest rate risk.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of December 31, 2015, of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on such evaluation, and with such changes implemented, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management’s Assessment of Internal Control Over Financial Reporting

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design and the testing of the operational effectiveness of the Company’s internal control over financial reporting. Based upon this assessment, management believes that, as of December 31, 2015, there was no control deficiency or aggregation of deficiencies that constituted a material weakness, and that BankGuam Holding Company maintained effective internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to General Instruction G(3) of Form 10-K, the information required by this Item 10 is incorporated by reference from the information contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2016 Annual Meeting of Stockholders (the “2016 Proxy Statement”) under the sections entitled “Board of Directors – Nominees for Directors,” “Executive Compensation – Executive Officers,” “Board of Directors – Committees, Membership and Meetings,” “Corporate Governance – Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference from the information contained in our 2016 Proxy Statement under the sections entitled “Board of Directors – Committees, Membership and Meetings,” “Board of Directors – Director Compensation” and “Executive Compensation.”

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference from the information contained in our 2016 Proxy Statement under the sections entitled “Beneficial Ownership of Common Stock” and “Executive Compensation – Equity Compensation Plan Information.”

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item 13 is incorporated by reference from the information contained in our 2016 Proxy Statement under the sections entitled “Corporate Governance – Director Independence” and “Transactions with Related Persons.”

ITEM 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference from the information contained in our 2016 Proxy Statement under the section entitled “Ratification of Selection of Independent Registered Public Accounting Firm.”

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

BANKGUAM HOLDING COMPANY

	BY:	/s/ LOURDES A. LEON GUERRERO
Lourdes A. Leon Guerrero
DATE: March 14, 2016		President and Chief Executive Officer

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Name	Title	Date
/s/ LOURDES A. LEON GUERRERO Lourdes A. Leon Guerrero	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2016

/s/ FRANCISCO M. ATALIG Francisco M. Atalig	Chief Financial Officer (Principal Financial Officer)	March 14, 2016

/s/ SYMON A. MADRAZO Symon A. Madrazo	Assistant Controller (Acting Controller)	March 14, 2016

/s/ WILLIAM D. LEON GUERRERO William D. Leon Guerrero	Vice Chair of the Board, Executive Vice President, Chief Operating Officer and Director	March 14, 2016

/S/ ROGER P. CROUTHAMEL Roger P. Crouthamel	Corporate Secretary and Director	March 14, 2016

/s/ MARTIN D. LEON GUERRERO Martin D. Leon Guerrero	Treasurer, Assistant Corporate Secretary and Director	March 14, 2016

/s/ PATRICIA P. ADA Patricia P. Ada	Director	March 14, 2016

/s/ FRANCES L.G. BORJA Frances L.G. Borja	Director	March 14, 2016

/s/ Keven F. CAMACHO Keven F. Camacho	Director	March 14, 2016

/s/ JOAQUIN P.L.G. COOK Joaquin P.L.G. Cook	Director	March 14, 2016

/s/ JOSEPH CRISOSTOMO Joseph Crisostomo	Director	March 14, 2016

/s/ RALPH G. SABLAN Ralph G. Sablan, M.D.	Director	March 14, 2016

/s/ JOE T. SAN AGUSTIN Joe T. San Agustin	Director	March 14, 2016

BANKGUAM HOLDING COMPANY

INDEX OF EXHIBITS

Exhibit No.	Exhibit Description	Incorporated By Reference
		Form	Exhibit	Filing Date	Filed Herewith

23.01	Consent of Independent Registered Public Accounting Firm				X

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Lourdes A. Leon Guerrero				X

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Francisco M. Atalig				X

32.01	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act				X

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of December 31, 2015 and 2014, (ii) Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2012; (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements

X

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

BankGuam Holding Company

We have audited the accompanying consolidated statements of financial condition of BankGuam Holding Company and subsidiary (collectively, the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BankGuam Holding Company and subsidiary as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Squar Milner LLP (formerly Squar, Milner, Petersen, Miranda & Williamson, LLP)

Newport Beach, California March 14, 2016

BankGuam Holding Company

Consolidated Statements of Financial Condition

(Dollar and Share Amounts in Thousands, Except Par Value)

	December 31,
	2015	2014
ASSETS
Cash and due from banks	$28,536	$21,862
Federal Funds sold	-	5,000
Interest bearing deposits in banks	72,263	79,046
Total cash and cash equivalents	100,799	105,908
Restricted cash	400	400
Investment securities available-for-sale, at fair value	227,535	230,557
Investment securities held-to-maturity, at amortized cost	100,519	105,280
Federal Home Loan Bank stock, at cost	1,762	2,067
Loans, net of allowance for loan losses ($14,159 and $12,526, respectively)	1,054,250	967,393
Accrued interest receivable	4,098	3,764
Premises and equipment, net	17,876	18,586
Goodwill	783	783
Other assets	36,262	31,001
Total assets	$1,544,284	$1,465,739

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$413,662	$391,108
Interest bearing	1,009,009	964,406
Total deposits	1,422,671	1,355,514
Accrued interest payable	113	134
Other liabilities	9,358	7,908
Total liabilities	1,432,142	1,363,556
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock $0.2083 par value; 48,000 shares authorized; 9,273 and 8,961 shares issued and 9,241 and 8,929 shares outstanding at 12/31/15 and 12/31/14, respectively	1,933	1,867
Additional paid-in capital	19,659	16,656
Retained earnings	94,823	87,154
Accumulated other comprehensive loss	(3,983)	(3,204)
	112,432	102,473
Common stock in treasury, at cost (32 shares)	(290)	(290)
Total stockholders’ equity	112,142	102,183
Total liabilities and stockholders’ equity	$1,544,284	$1,465,739

The accompanying notes are an integral part of the consolidated financial statements.

BankGuam Holding Company

Consolidated Statements of Income

(Dollar and Share Amounts in Thousands, Except Par Value)

	Years Ended December 31,
	2015	2014	2013
Interest income:
Loans	$65,061	$60,936	$58,384
Investment securities	4,580	5,335	4,934
Deposits with banks	162	201	274
Federal Funds sold	2	6	6
Total interest income	69,805	66,478	63,598
Interest expense:
Savings deposits	1,731	3,556	4,464
Time deposits	163	204	255
Other borrowed funds	-	-	81
Total interest expense	1,894	3,760	4,800
Net interest income	67,911	62,718	58,798
Provision for loan losses	4,500	4,540	2,095
Net interest income, after provision for loan losses	63,411	58,178	56,703
Non-interest income:
Service charges and fees	4,913	4,557	4,416
Investment securities net gains (reclassified from other comprehensive income)	76	471	627
Income from merchant services	903	1,334	2,365
Cardholders income	1,888	1,322	971
Trustee fees	583	492	616
Other income	2,629	2,637	2,697
Total non-interest income	10,992	10,813	11,692
Non-interest expenses:
Salaries and employee benefits	28,473	26,133	25,476
Occupancy	6,554	6,966	6,857
Equipment and depreciation	6,575	6,349	6,086
Insurance	1,680	1,678	1,678
Telecommunications	1,527	1,488	1,441
FDIC assessment	1,259	1,220	1,381
Professional services	1,757	1,748	1,328
Contract services	1,825	1,694	1,296
Other real estate owned	397	297	1,143
Stationery and supplies	747	826	724
Training and education	1,046	736	687
General, administrative and other	7,207	6,540	6,350
Total non-interest expenses	59,047	55,675	54,447
Income before income taxes	15,356	13,316	13,948
Income tax expense	4,066	3,756	4,080
Net income	$11,290	$9,560	$9,868
Earnings per share:
Basic	$1.25	$1.08	$1.12
Diluted	$1.25	$1.08	$1.12
Dividends declared per share	$0.40	$0.45	$0.50
Basic weighted average common shares	9,017	8,818	8,790
Diluted weighted average common shares	9,017	8,818	8,790

The accompanying notes are an integral part of the consolidated financial statements.

BankGuam Holding Company

Consolidated Statements of Comprehensive Income

(Dollar Amounts in Thousands)

	Years Ended December 31,
	2015	2014	2013
Net income	$11,290	$9,560	$9,868
Other comprehensive income (loss), net of tax effects:
Unrealized holding (loss) gain on available-for-sale securities arising during the period	(1,192)	1,347	(5,660)
Reclassification for gain realized on available-for-sale securities	(76)	(471)	(627)
Amortization of unrealized holding loss on held-to-maturity securities during the period	489	620	113
Total other comprehensive (loss) income	(779)	1,496	(6,174)
Total comprehensive income	$10,511	$11,056	$3,694

The accompanying notes are an integral part of the consolidated financial statements.

BankGuam Holding Company

Consolidated Statements of Stockholders’ Equity

(Dollar Amounts in Thousands, except Number of Shares)

	Number of Shares	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income/(loss)	Retained Earnings	Treasury Stock	Total
Balances, January 1, 2013	8,782,333	$1,844	$15,304	$1,474	$76,092	$(290)	$94,424
Comprehensive income:
Net income		-	-	-	9,868	-	9,868
Change in accumulated other comprehensive income:
Unrealized loss on available- for-sale securities		-	-	(6,174)	-	-	(6,174)
Common stock issued under Employee Stock Purchase Plan	19,782	(4)	131	-	-	-	127
Cash dividends on common stock		-	-	-	(4,390)	-	(4,390)
Balances, December 31, 2013	8,802,115	$1,840	$15,435	$(4,700)	$81,570	$(290)	$93,855
Comprehensive income:
Net income		-	-	-	9,560	-	9,560
Change in accumulated other comprehensive income:
Unrealized gain on available- for-sale securities		-	-	1,496	-	-	1,496
Issuance of Restricted Stock	105,820	21	978				999
Common stock issued under Employee Stock Purchase Plan	20,713	6	243	-	-	-	249
Cash dividends on common stock		-	-	-	(3,976)	-	(3,976)
Balances, December 31, 2014	8,928,648	$1,867	$16,656	$(3,204)	$87,154	$(290)	$102,183
Comprehensive income:
Net income		-	-	-	11,290	-	11,290
Change in accumulated other comprehensive income:
Unrealized gain on available- for-sale securities		-	-	(779)	-	-	(779)
Issuance of Restricted Stock	289,303	61	2,789				2,850
Common stock issued under Employee Stock Purchase Plan	22,936	5	214	-	-	-	219
Cash dividends on common stock		-	-	-	(3,621)	-	(3,621)
Balances, December31, 2015	9,240,887	$1,933	$19,659	$(3,983)	$94,823	$(290)	$112,142

The accompanying notes are an integral part of the consolidated financial statements.

BankGuam Holding Company

Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$11,290	$9,560	$9,868
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,500	4,540	2,095
Depreciation	3,563	3,450	3,101
Amortization of fees, discounts and premiums	1,577	2,171	2,206
Write-down and loss (gain) on sales of other real estate owned, net	237	119	127
Proceeds from sales of loans held for sale	19,869	22,834	31,546
Origination of loans held for sale	(19,869)	(22,834)	(31,546)
Increase in mortgage servicing rights	(57)	(51)	(69)
Realized gain on sale of available-for-sale securities	(76)	(352)	(627)
Realized gain on sale of held-to-maturity securities	-	(118)	-
Realized (gain) loss on sale of premises and equipment	(16)	7	1
Net change in operating assets and liabilities:
Accrued interest receivable	(334)	249	(414)
Other assets	(6,459)	(4,457)	1,270
Accrued interest payable	(21)	(30)	3
Other liabilities	1,450	2,370	1,432
Net cash provided by operating activities	15,654	17,458	18,993
Cash flows from investing activities:
Net change in restricted cash	-	-	(250)
Purchases of available-for-sale securities	(175,619)	(242,463)	(130,101)
Purchases of held-to-maturity securities	(4,502)	(33,704)	-
Proceeds from sales of available-for-sale securities	157,355	92,803	131,983
Proceeds from sales of held-to-maturity securities (Note 5)	-	3,335	-
Maturities, prepayments and calls of available-for-sale securities	19,029	101,419	35,381
Maturities, prepayments and calls of held-to-maturity securities	9,240	14,391	14,810
Loan originations and principal collections, net	(91,435)	(110,285)	(112,222)
Proceeds from sales of other real estate owned	1,095	830	902
Proceeds from sales of premises and equipment	16	-	1
Purchases of premises and equipment	(2,852)	(3,795)	(3,641)
Net cash used in investing activities	(87,673)	(177,469)	(63,137)
Cash flows from financing activities:
Net increase in deposits	67,157	172,069	80,905
Payment of Federal Home Loan Bank advances	-	-	(10,000)
Proceeds from Federal Home Loan Bank stock redemption	305	31	62
Repayment of other borrowings	-	-	(145)
Proceeds from issuance of common stock	3,069	1,218	106
Dividends paid	(3,621)	(3,976)	(4,390)
Net cash provided by financing activities	66,910	169,342	66,538
Net change in cash and cash equivalents	(5,109)	9,325	22,394
Cash and cash equivalents at beginning of year	105,908	96,583	74,189
Cash and cash equivalents at end of year	$100,799	$105,908	$96,583
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,106	$3,760	$4,800
Income taxes	264	275	303
Supplemental disclosure of noncash investing and financing activities:
Net change in unrealized (gain) loss on held-to-maturity securities, net of tax	489	620	(2,896)
Net change in unrealized (gain) loss on available-for-sale securities, net of tax	(1,268)	876	(3,278)
Other real estate owned transferred from loans, net	377	922	2,193
Other real estate owned transferred to loans, net	(456)	(158)	(268)

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

Assets held by the Bank’s Trust and Wealth Management departments in a fiduciary capacity are not assets of the Bank, and, accordingly, are not included in the accompanying consolidated financial statements.

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

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand and balances due from banks, Federal Funds sold, and interest bearing deposits with other banks, all of which mature within two hundred forty days. The Bank is required by the Federal Reserve System to maintain cash reserves against certain of its deposit accounts. At December 31, 2015 and 2014, the required combined reserves totaled approximately $25.6 million and $23.6 million, respectively.

Restricted Cash

Interest-bearing deposits in banks that mature within one year are carried at cost. $150 thousand of these deposits are held jointly under the names of Bank of Guam and the Guam Insurance Commissioner, and are for the benefit of a Bank of Guam Trust Department customer, and $250 thousand of these deposits are held under the Bank of Guam and are pledged for the Banker’s Loan Processing (BLP) program.

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

Federal Home Loan Bank Stock

The Bank is required to hold non-marketable equity securities, comprised of Federal Home Loan Bank of Des Moines (“FHLB”) stock, as a condition of membership. These securities are accounted for at cost, which equals par or redemption value. Ownership is restricted and there is no market for these securities. These securities are redeemable at par by the issuing government supported institutions. The primary factor supporting the carrying value is the commitment of the FHLB to perform its obligations, which includes providing credit and other services to the Bank.

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

Loans Held for Investment

Loans held for investment generally are reported at their outstanding unpaid principal balances, adjusted for charge-offs, an allowance for loan losses, and any deferred fees or costs on originated loans, as well as unamortized premiums or discounts on purchased loans, except for certain purchased loans that fall under the scope of ASC Topic 310-30, “Accounting for Loans and Debt Securities Acquired with Deteriorated Credit Quality”.

Interest income is accrued on the unpaid principal balance of loans. Loan origination fees, net of certain direct origination costs, are deferred and recognized as income using the effective interest method over the contractual life of the loans. The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Credit card loans and other unsecured consumer loans are typically charged off no later than 180 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

During the years ended December 31, 2015, 2014 and 2013, the Bank originated and sold approximately $19.9 million, $22.8 million and $31.5 million, respectively, of the above mentioned loans.

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

Goodwill

Goodwill is deemed to have an indefinite life, and is not amortized but is evaluated at least annually for impairment in accordance with ASC Topic 350, “Intangibles – Goodwill and Other”. Based upon the Company’s most recent evaluation, conducted in compliance with the guidance provided by ASU No. 2011-08 “Testing Goodwill for Impairment,” there are no indicators of impairment.

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss), including unrealized gains and losses on securities available-for-sale, which are also recognized as separate components of equity.

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

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued (See Note 20). The Company recognizes in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing the financial statements. The Company’s financial statements do not recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date and before financial statements are available to be issued.

The Company has evaluated events subsequent through the date that these consolidated financial statements are being filed with the Securities and Exchange Commission.

Note 3 – Recent Accounting Pronouncements

In January 2014, the FASB issued ASU 2014-04, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure”, which clarifies the timing of when a creditor is considered to have taken physical possession of residential real estate collateral for a consumer mortgage loan, resulting in the reclassification of the loan receivable to real estate owned. A creditor has taken physical possession of the property when either (1) the creditor obtains legal title through foreclosure, or (2) the borrower transfers all interests in the property to the creditor via a deed in lieu of foreclosure or a similar legal agreement. The Update also requires disclosure of the amount of foreclosed residential real estate property held by the creditor and the recorded investment in residential real estate mortgage loans that are in process of foreclosure. This guidance is effective for interim and annual periods beginning after December 15, 2014. We adopted this guidance on January 1, 2015, and such adoption did not have a material impact on our consolidated financial condition or results of operations.

In August 2014, the FASB issued ASU 2014-14, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force)”, which addresses the classification of certain foreclosed mortgage loans held by creditors that are either fully or partially guaranteed under government programs.  Under certain government-sponsored loan guarantee programs, qualifying creditors can extend mortgage loans to borrowers with a guarantee that entitles the creditor to recover all or a portion of the unpaid principal balance from the government if the borrower defaults.  The ASU requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if certain conditions are met.  The separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered.  For public business entities, the guidance is effective for annual periods beginning after December 15, 2014 and interim periods within that year.  We adopted this guidance on January 1, 2015, and such adoption did not have a material impact on our consolidated financial condition or results of operations.

In May 2015, the FASB issued ASU 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”, which stipulates that investments for which fair value is measured at net asset value per share (or its equivalent) using the practical expedient should not be categorized in the fair value hierarchy. This not only eliminates the diversity in practice resulting from the way in which investments measured at net asset value per share (or its equivalent) with future redemption dates are classified, but also ensures that all investments categorized in the fair value hierarchy are classified using a consistent approach. For public business entities, this guidance is effective for annual periods beginning after December 15, 2014 and interim periods within that year.  We adopted this guidance on January 1, 2015, and it did not have a material impact on our consolidated financial condition or results of operations.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”, to simplify the presentation of deferred income taxes. This update to Topic 740 require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial condition and will align the presentation of deferred income taxes and liabilities with International Financial Reporting Standards (IFRS). We will adopt this update beginning January 1, 2016, but do not anticipate that it will have a material effect on our consolidated financial condition or results of operations.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”, to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information and to address certain aspects of the recognition, measurement, presentation and disclosure of the fair value, including impairment assessments, of financial instruments. We are currently evaluating the impact of ASU 2016-01 on our consolidated financial statements commencing January 1, 2018.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, a new Topic intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements on the basis that it is important that users of financial statements have a complete and understandable picture of an entity’s leasing activities. We are currently evaluating the impact of ASU 2016-02 on our consolidated financial statements and results of operations when we adopt the standard on January 1, 2019.

Note 4 – Interest-Bearing Deposits and Restricted Cash

The Company had $73 million and $79 million in interest bearing deposits at other financial institutions at December 31, 2015 and 2014, respectively. The weighted average percentage yields on these deposits were 0.18% and 0.18% at December 31, 2015 and 2014, respectively. Interest bearing deposits with financial institutions can be withdrawn by the Bank on demand, and are considered cash equivalents for purposes of the consolidated statements of financial condition and cash flows.

At December 31, 2015 and 2014, we had $400 thousand of restricted cash, held in time deposits that were scheduled to mature within one year. Of these deposits, $150 thousand are held jointly under the names of Bank of Guam and the Guam Insurance Commissioner, and serve as a bond for the Bank of Guam Trust Department, and $250 thousand are held under the Bank of Guam, and are pledged for Banker’s Loan Processing (BLP) program with Pacific Coast Bankers Bank in California.  These amounts are included in the interest-bearing deposits in the preceding paragraph. The weighted average percentage yields on these restricted cash deposits were 0.37% and 0.31% at December 31, 2015 and 2014, respectively.

Note 5 – Investment Securities

The amortized cost and estimated fair value of investment securities, with gross unrealized gains and losses, was as follows:

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$107,070	$-	$(1,048)	$106,022
U.S. government agency pool securities	51,808	30	(934)	50,904
U.S. government agency or GSE mortgage-backed securities	71,562	44	(997)	70,609
Total	$230,440	$74	$(2,979)	$227,535

Securities Held-to-Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$44,638	$1,055	$(116)	$45,577
U.S. government agency pool securities	16,035	31	(47)	16,019
U.S. government agency or GSE mortgage-backed securities	39,846	613	(131)	40,328
Total	$100,519	$1,699	$(294)	$101,924

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$100,679	$70	$(185)	$100,564
U.S. government agency pool securities	50,581	87	(797)	49,871
U.S. government agency or GSE mortgage-backed securities	80,281	211	(370)	80,122
Total	$231,541	$368	$(1,352)	$230,557

Securities Held-to-Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$44,346	$983	$(211)	$45,118
U.S. government agency pool securities	18,121	50	(60)	18,111
U.S. government agency or GSE mortgage-backed securities	42,813	975	(9)	43,779
Total	$105,280	$2,008	$(280)	$107,008

At December 31, 2015 and 2014, investment securities with a carrying value of $202.8 million and $206.9 million, respectively, were pledged to secure various government deposits and other government requirements.

The amortized cost and fair value of investment securities by contractual maturity at December 31, 2015 and 2014, are shown below.

	December 31, 2015
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Due within one year	$-	$-	$-	$-
Due after one but within five years	111,998	110,954	42,786	43,508
Due after five years but within ten years	11,263	11,116	29,438	30,109
Due after ten years	107,179	105,465	28,295	28,307
Total	$230,440	$227,535	$100,519	$101,924

	December 31, 2014
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Due within one year	$-	$-	$-	$-
Due after one but within five years	104,635	104,590	23,751	23,829
Due after five years but within ten years	32,311	32,333	51,214	52,585
Due after ten years	94,595	93,634	30,315	30,594
Total	$231,541	$230,557	$105,280	$107,008

For the years ended December 31, 2015, 2014 and 2013, proceeds from sales of available-for-sale securities amounted to $157.4 million, $92.8 million and $132.0 million, respectively; gross realized gains were $249 thousand, $520 thousand and $916 thousand, and gross realized losses were $173 thousand, $50 thousand and $289 thousand respectively; gross unrealized gains were $74 thousand, $368 thousand and $234 thousand, and gross unrealized losses were $3.0 million, $1.4 million and $2.5 million, respectively.

Temporarily Impaired Securities

The following table indicates the gross unrealized losses and fair value of the Bank’s investments, with unrealized losses that are not deemed to be OTTI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2015 and 2014.

	December 31, 2015
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
Securities Available for Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$(1,048)	$106,022	$-	$-	$(1,048)	$106,022
U.S. government agency pool securities	(51)	12,981	(883)	29,965	(934)	42,946
U.S. government agency or GSE mortgage- backed securities	(864)	52,153	(133)	14,669	(997)	66,822
Total	$(1,963)	$171,156	$(1,016)	$44,634	$(2,979)	$215,790

Securities Held to Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$(116)	$15,999	$-	$-	$(116)	$15,999
U.S. government agency pool securities	(9)	6,558	(38)	7,832	(47)	14,390
U.S. government agency or GSE mortgage- backed securities	(131)	17,935	-	-	(131)	17,935
Total	$(256)	$40,492	$(38)	$7,832	$(294)	$48,324

	December 31, 2014
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
Securities Available for Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$(185)	$52,587	$-	$-	$(185)	$52,587
U.S. government agency pool securities	(96)	5,622	(701)	35,011	(797)	40,633
U.S. government agency or GSE mortgage- backed securities	-	-	(370)	45,274	(370)	45,274
Total	$(281)	$58,209	$(1,071)	$80,285	$(1,352)	$138,494

Securities Held to Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$(211)	$15,948	$-	$-	$(211)	$15,948
U.S. government agency pool securities	(54)	10,780	(6)	280	(60)	11,060
U.S. government agency or GSE mortgage- backed securities	(9)	6,356	-	-	(9)	6,356
Total	$(274)	$33,084	$(6)	$280	$(280)	$33,364
The Bank does not believe that the investment securities that were in an unrealized loss position as of December 31, 2015, which comprised a total of 82 securities, were other than temporarily impaired. Specifically, the 82 securities are comprised of the following: 27 Small Business Administration (SBA) Pool securities, 3 mortgage-backed securities issued by Federal National Mortgage Association (FNMA), 2 mortgage-backed security issued by Federal Home Loan Mortgage Corporation (FHLMC), 23 mortgage-backed securities issued by Government National Mortgage Association (GNMA), and 27 U.S. Treasuries.

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

Outstanding loan balances are presented net of unearned income, net deferred loan fees, and unamortized discount and premium totaling $2.2 million at December 31, 2015. Loans subject to ASC 310-30 are presented net of the related accretable yield and nonaccretable difference.

The loan portfolio consisted of the following at:

	December 31,
	2015		2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial
Commercial & industrial	$233,351	21.8%	$209,871	21.4%
Commercial mortgage	420,049	39.2%	399,737	40.7%
Commercial construction	62,415	5.8%	39,979	4.1%
Total commercial	715,815	66.9%	649,587	66.1%
Consumer
Residential mortgage	144,007	13.5%	141,074	14.4%
Home equity	628	0.1%	910	0.1%
Automobile	26,541	2.5%	18,995	1.9%
Other consumer loans[1]	183,597	17.1%	171,708	17.5%
Total consumer	354,773	33.1%	332,687	33.9%
Gross loans	1,070,588	100.0%	982,274	100.0%
Deferred fee (income) costs, net	(2,179)		(2,355)
Allowance for loan losses	(14,159)		(12,526)
Loans, net	$1,054,250		$967,393
[1]	Comprised of other revolving credit, installment, and overdrafts.

At December 31, 2015, total gross loans increased by $88.3 million, to $1.07 billion, up from $982.3 million at December 31, 2014. The growth in loans was largely attributed to (i)  a $23.5 million increase in the commercial and industrial loan category, to $233.4 million from $209.9 million, based primarily on net additions in Guam and San Francisco, (ii)  a $22.4 million increase in commercial construction loans, to $62.4 million from $40.0 million, due primarily to a loan for the construction of a hotel in Guam, (iii) an increase of $20.3 million in the commercial mortgage category, to $420.0 million from $399.7 million, (iv) an increase of $11.9 million in the other consumer loan category, from $171.7 million to $183.6 million, primarily due to consumer loan promotions, (v) an increase of $7.5 million in automobile loans, from $19.0 million to $26.5 million, primarily due to an aggressive automobile loan program, and (vi) an increase of $2.9 million in residential mortgage loans, from $141.1 million to $144.0 million. These were partially offset by a $282 thousand decrease in home equity loans, to $628 thousand from $910 thousand.

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

	December 31, 2015
	ASC 310-30 loans	All other	Total loans
Consumer:
Residential mortgage	$-	$63,520	$63,520
Home equity	-	-	-
Automobile	-	-	-
Other consumer loans	54	-	54
Total consumer	54	63,520	63,574
Deferred fee (income) costs, net	-	(1)	(1)
Allowance for loan losses	-	(537)	(537)
Total loans	$54	$62,982	$63,036

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

Formula Classified: Formula classified loans are all loans and credit cards delinquent 90 days and over which have yet to be formally classified Special Mention, Substandard or Doubtful by the Bank’s Loan Committee. In most instances, the monthly formula total is comprised primarily of residential real estate and consumer loans and credit cards. Commercial loans are typically formally classified by the Loan Committee no later than their 90-day delinquency, and thus usually do not become part of the formula classification. Real estate loans 90-days delinquent are in the foreclosure process and are typically completed within another 60 days, and thus are not formally classified during this period.

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

Set forth below is a summary of the Company’s activity in the allowance for loan losses during the years ended:

	December 31,
	2015	2014	2013
	(Dollars in thousands)
Balance, beginning of period	$12,526	$12,077	$12,228
Provision for loan losses	4,488	4,540	2,095
Recoveries on loans previously charged off	1,402	1,779	1,814
Charged off loans	(4,257)	(5,870)	(4,060)
Balance, end of period	$14,159	$12,526	$12,077

The provision for loan losses in the above summary reflects the net amount contributing to the allowance for loan losses, excluding the $12 thousand assigned to the reserve for off-balance sheet risk. Together, they comprise the $4.5 million provision reported in the Consolidated Statements of Income and the Consolidated Statements of Cash Flows.

The increase in the allowance for loan losses is primarily due to the growth of the overall loan portfolio, partially offset by a reduction in classified loans and a decline in delinquency rates, along with management’s reassessment of economic conditions and prospects. The allowance will change in the future in response to changes in the size, composition and quality of the loan portfolio, as well as periodic reassessments of prospective economic conditions.

Set forth below is information regarding gross loan balances and the related allowance for loan losses, by portfolio type, for the years ended December 31, 2015 and 2014.

	Commercial	Residential Mortgages	Consumer	Total
	(Dollars in thousands)
Year Ended December 31, 2015
Allowance for loan losses:
Balance at beginning of period	$5,538	$1,590	$5,398	$12,526
Charge-offs	(222)	(9)	(4,026)	$(4,257)
Recoveries	98	32	1,272	$1,402
Provision	1,476	240	2,772	$4,488
Balance at end of period	$6,890	$1,853	$5,416	$14,159

Allowance balance at end of quarter related to:
Loans individually evaluated for impairment	$-	$-	$-	$-
Loans collectively evaluated for impairment	$6,890	$1,853	$5,416	$14,159

Loan balances at end of quarter:
Loans individually evaluated for impairment	$10,146	$7,303	$122	$17,571
Loans collectively evaluated for impairment	705,669	137,332	210,016	1,053,017
Ending Balance	$715,815	$144,635	$210,138	$1,070,588

Year Ended December 31, 2014
Allowance for loan losses:
Balance at beginning of year	$5,987	$922	$5,168	$12,077
Charge-offs	(1,966)	(60)	(3,844)	(5,870)
Recoveries	307	19	1,453	1,779
Provision	1,210	709	2,621	4,540
Balance at end of year	$5,538	$1,590	$5,398	$12,526

Allowance balance at end of year related to:
Loans individually evaluated for impairment	$-	$-	$-	$-
Loans collectively evaluated for impairment	$5,538	$1,590	$5,398	$12,526

Loan balances at end of year:
Loans individually evaluated for impairment	$10,777	$8,226	$106	$19,109
Loans collectively evaluated for impairment	638,810	133,758	190,597	963,165
Ending Balance	$649,587	$141,984	$190,703	$982,274

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

The following table provides a summary of the delinquency status of the Bank’s gross loans by portfolio type:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans Outstanding
	(Dollars in thousands)
December 31, 2015
Commercial
Commercial & industrial	$787	$136	$25	$948	$232,403	$233,351
Commercial mortgage	2,222	-	3,656	5,878	414,171	420,049
Commercial construction	-	-	-	-	62,415	62,415
Total commercial	3,009	136	3,681	6,826	708,989	715,815

Consumer
Residential mortgage	6,660	3,012	3,384	13,056	130,951	144,007
Home equity	7	-	-	7	621	628
Automobile	736	179	59	974	25,567	26,541
Other consumer [1]	2,488	1,590	1,481	5,559	178,038	183,597
Total consumer	9,891	4,781	4,924	19,596	335,177	354,773
Total	$12,900	$4,917	$8,605	$26,422	$1,044,166	$1,070,588

December 31, 2014
Commercial
Commercial & industrial	$264	$240	$88	$592	$209,279	$209,871
Commercial mortgage	400	187	3,390	3,977	395,760	399,737
Commercial construction	-	-	-	-	39,979	39,979
Total commercial	664	427	3,478	4,569	645,018	649,587

Consumer
Residential mortgage	7,504	4,875	3,315	15,694	125,380	141,074
Home equity	-	15	-	15	895	910
Automobile	336	43	78	457	18,538	18,995
Other consumer [1]	2,207	1,138	1,049	4,394	167,314	171,708
Total consumer	10,047	6,071	4,442	20,560	312,127	332,687
Total	$10,711	$6,498	$7,920	$25,129	$957,145	$982,274
[1]	Comprised of other revolving credit, installment, and overdrafts.

The Bank’s outstanding loan balances have increased by $88.3 million over the past year and the delinquency rate of 2.5% at December 31, 2015, was 0.1% lower than the rate at December 31, 2014, despite a gross increase of $1.3 million in total past due loans. The primary reason for the increase was a $1.9 million rise in commercial mortgage delinquencies, a $1.2 million increase in other consumer loan delinquencies, a higher delinquency by $517 thousand in automobile loans, and $356 more in commercial and industrial loan delinquencies, all almost entirely offset by a $2.6 million decrease in residential mortgage loan delinquencies.

Generally, the accrual of interest on a loan is discontinued when principal or interest payments become more than 90 days past due, unless management believes the loan is adequately collateralized and it is in the process of collection. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received, except when the ultimate collectability of principal is probable, in which case interest payments are credited to income. Non-accrual loans may be restored to accrual status when principal and interest become current and full repayment is expected. The following table provides information as of December 31, 2015 and 2014, with respect to loans on non-accrual status, by portfolio type:

	December 31, 2015	December 31, 2014
	(Dollars in thousands)
Non-accrual loans:
Commercial
Commercial & industrial	$1,334	$1,738
Commercial mortgage	8,744	8,869
Commercial construction	-	-
Total commercial	10,078	10,607

Consumer
Residential mortgage	7,245	7,347
Home equity	37	47
Automobile	-	-
Other consumer [1]	123	106
Total consumer	7,405	7,500
Total non-accrual loans	$17,483	$18,107

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

The Company classifies its loan portfolios using internal credit quality ratings, as discussed above under Allowance for Loan Losses. The following table provides a summary of loans by portfolio type and the Company’s internal credit quality ratings as of December 31, 2015 and 2014.

	December 31,
	2015	2014	Increase (Decrease)
	(Dollars in thousands)
Pass:
Commercial & industrial	$221,063	$208,133	$12,930
Commercial mortgage	391,957	377,373	14,584
Commercial construction	62,415	39,979	22,436
Residential mortgage	136,175	133,537	2,638
Home equity	591	863	(272)
Automobile	26,482	18,917	7,565
Other consumer	182,077	170,745	11,332
Total pass loans	$1,020,760	$949,547	$71,213

Special Mention:
Commercial & industrial	$10,322	$-	$10,322
Commercial mortgage	17,225	11,476	5,749
Commercial construction	-	-	-
Residential mortgage	306	-	306
Home equity	-	-	-
Automobile	-	-	-
Other consumer	-	-	-
Total special mention loans	$27,853	$11,476	$16,377

Substandard:
Commercial & industrial	$1,937	$1,730	$207
Commercial mortgage	10,616	10,888	(272)
Commercial construction	-	-	-
Residential mortgage	477	428	49
Home equity	-	-	-
Automobile	-	-	-
Other consumer	-	-	-
Total substandard loans	$13,030	$13,046	$(16)

Formula Classified:
Commercial & industrial	$29	$8	$21
Commercial mortgage	250	-	250
Commercial construction	-	-	-
Residential mortgage	7,050	7,109	(59)
Home equity	37	47	(10)
Automobile	59	78	(19)
Other consumer	1,520	963	557
Total formula classified loans	$8,945	$8,205	$740

Doubtful:
Commercial & industrial	$-	$-	$-
Commercial mortgage	-	-	-
Commercial construction	-	-	-
Residential mortgage	-	-	-
Home equity	-	-	-
Automobile	-	-	-
Other consumer	-	-	-
Total doubtful loans	$-	$-	$-
Total outstanding loans, gross	$1,070,588	$982,274	$88,314

As the above table indicates, the Company’s total loans approximated $1.07 billion at December 31, 2015, up from $982.3 million at December 31, 2014. The disaggregation of the portfolio by risk rating in the table reflects the following changes between December 31, 2014, and December 31, 2015:

•

Loans rated “pass” totaled $1.02 billion at December 31, 2015, up by $71.2 million from $949.5 million at December 31, 2014, due primarily to the increases of $22.4 million in commercial construction loans, concentrated in Guam, $14.6 million in commercial mortgage loans, $12.9 million in commercial & industrial loans, $11.3 million in other consumer loans, $7.6 million in automobile loans and $2.6 million in residential mortgages. The other consumer loans increase is due to new bookings and promotional programs, and the increase in automobile loans is the result of more aggressive efforts in originating dealer loans. These increases were modestly offset by the $272 thousand decrease in home equity loans, which was due to payoffs and paydowns.

•

The “special mention” category was $16.4 million higher at December 31, 2015, than at December 31, 2014, at $27.9 million. The commercial & industrial loan category increased to $10.3 million, due almost entirely to the downgrade of a $10.3 million loan relationship from “pass.” Special mention commercial mortgage loans increased by $5.7 million, due primarily to the downgrade of a $5.4 million loan relationship from “pass.”

•

Loans classified as “substandard” decreased by $16 thousand, to $13.0 million, at December 31, 2015, from essentially the same amount at December 31, 2014. Substandard commercial mortgage loans decreased by $272 thousand, to $10.6 million, primarily due to one loan payoff of $835 thousand and an upgrade of $955 thousand loan relationship from “substandard” to “pass,” offset by a downgrade of a $1.9 million loan relationship from “special mention” to “substandard.” The decrease in substandard commercial mortgage loans was offset by increase in substandard commercial & industrial loans by $207 thousand, to $1.9 million.

•

The “formula classified” category increased by $740 thousand during the period, to $8.9 million, primarily because of the increase of $557 million in non-accrual other consumer loans and $250 thousand in newly classified commercial mortgage loans.

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

The following table sets forth information regarding non-accrual loans and restructured loans, at December 31, 2015 and 2014:

	December 31,
	2015	2014
	(Dollars in thousands)
Impaired loans:
Restructured loans:
Non-accruing restructured loans	$8,318	$8,895
Accruing restructured loans	88	1,002
Total restructured loans	8,406	9,897
Other non-accruing impaired loans	9,165	9,212
Total impaired loans	$17,571	$19,109

Impaired loans less than 90 days delinquent and included in total impaired loans	$10,597	$12,417

The table below contains additional information with respect to impaired loans, by portfolio type, for the years ended December 31, 2015 and 2014:

	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
December 31, 2015, With no related allowance recorded:
Commercial & industrial	$1,402	$3,029	$1,526	$-
Commercial mortgage	8,744	10,508	8,810	-
Commercial construction	-	-	-	-
Residential mortgage	7,266	7,283	7,389	-
Home equity	37	-	42	-
Automobile	-	-	-	-
Other consumer	122	123	119	-
Total impaired loans with no related allowance	$17,571	$20,943	$17,886	$-

December 31, 2015, With an allowance recorded:
Commercial & industrial	$-	$-	$-	$-
Commercial mortgage	-	-	-	-
Commercial construction	-	-	-	-
Residential mortgage	-	-	-	-
Home equity	-	-	-	-
Automobile	-	-	-	-
Other consumer	-	-	-	-
Total impaired loans with no related allowance	$-	$-	$-	$-

December 31, 2014, With no related allowance recorded:
Commercial & industrial	$1,738	$3,432	$2,955	$-
Commercial mortgage	9,039	10,798	8,314	-
Commercial construction	-	-	-	-
Residential mortgage	8,179	8,231	8,244	(295)
Home equity	47	47	53	-
Automobile	-	-	-	-
Other consumer	106	110	134	-
Total impaired loans with no related allowance	$19,109	$22,618	$19,700	$(295)

December 31, 2014, With an allowance recorded:
Commercial & industrial	$-	$-	$-	$-
Commercial mortgage	-	-	-	-
Commercial construction	-	-	-	-
Residential mortgage	-	-	-	-
Home equity	-	-	-	-
Automobile	-	-	-	-
Other consumer	-	-	-	-
Total impaired loans with no related allowance	$-	$-	$-	$-

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

Troubled Debt Restructurings

In accordance with FASB’s Accounting Standard Update No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring” (ASU No. 2011-02), the Bank had $8.4 million of troubled debt restructurings (TDRs) as of December 31, 2015. The restructured loans recorded with the Bank represent financing receivables, modified for the purpose of alleviating temporary impairments to the borrower’s financial condition. The modifications that the Bank has extended to borrowers have come in the form of a change in the amortization terms, a reduction in the interest rate, interest only payments and, in limited cases, a concession to the outstanding loan balance. The workout plans between the borrower and Bank are designed to provide a bridge for the cash flow shortfalls in the near term. As the borrower works through the near term issues, in most cases, the original contractual terms will be reinstated.

At December 31, 2014, the Bank carried $9.9 million of troubled debt restructurings. This decreased by $1.5 million, to $8.4 million, by December 31, 2015, due primarily to four loans being removed from the restructured classification during 2015.

		Pre-Modification Outstanding	Post-Modification Outstanding	Outstanding Balance December 31,
	Number of Loans	Recorded Investment	Recorded Investment	2015	2014
	(Dollars in thousands)
Performing
Residential mortgage	1	$35	$35	$21	$832
Commercial mortgage	1	75	75	67	170
Automobile	-	-	-	-	-
Consumer	-	-	-	-	-
Total Performing	2	110	110	88	1,002
Nonperforming
Residential mortgage	-	$-	$-	$-	$-
Commercial mortgage	12	15,735	14,410	8,318	8,895
Automobile	-	-	-	-	-
Consumer	-	-	-	-	-
Total Nonperforming	12	$15,735	$14,410	$8,318	$8,895
Total Troubled Debt Restructurings (TDRs)	14	$15,845	$14,520	$8,406	$9,897

Note 7 – Premises and Equipment

A summary of premises and equipment at December 31, 2015 and 2014 follows:

	December 31, 2015
	Cost	Accumulated Depreciation	Net Book Value
Buildings	$27,401	$(18,674)	$8,727
Furniture and equipment	21,295	(15,002)	6,293
Automobiles and mobile facilities	1,117	(651)	466
Leasehold improvements	4,153	(3,328)	825
	53,966	(37,655)	16,311
Construction in progress	1,565	-	1,565
	$55,531	$(37,655)	$17,876

	December 31, 2014
	Cost	Accumulated Depreciation	Net Book Value
Buildings	$27,102	$(17,755)	$9,347
Furniture and equipment	24,386	(17,873)	6,513
Automobiles and mobile facilities	1,082	(598)	484
Leasehold improvements	4,192	(3,156)	1,036
	56,762	(39,382)	17,380
Construction in progress	1,206	-	1,206
	$57,968	$(39,382)	$18,586

For the years ended December 31, 2015, 2014 and 2013, depreciation expense was $3.6 million, $3.5 million and $3.1 million, respectively.

Note 8 – Other Assets

A summary of other assets at December 31, 2015 and 2014 follows:

	At December 31,
	2015	2014
Bank Owned Life Insurance	$15,151	$11,667
Prepaid income tax	16	-
Prepaid expenses	5,113	5,257
Other real estate owned, net (Note 9)	3,323	4,454
Deferred tax asset, net (Note 13)	7,021	5,511
Mortgage servicing rights	1,462	1,405
Other	4,176	2,707
Total other assets	$36,262	$31,001

Note 9 – Other Real Estate Owned

Other real estate owned is presented net of an allowance for losses. A summary of the changes in other real estate owned is as follows:

	2015	2014
Balance at beginning of year	$4,454	$4,610
Additions	377	922
Sales	(1,061)	(807)
	3,770	4,725
Write-downs and loss on sale, net	(310)	(119)
Change in valuation allowances	(137)	(152)
Balance at end of year	$3,323	$4,454

A summary of other real estate owned operations, which are included in non-interest expenses, for the years ended December 31, 2015, 2014 and 2013, is as follows:

	2015	2014	2013
Other real estate owned operations, net	$-	$2	$143
Loss (gain) on the sale of the other real estate owned	271	119	127
Write-downs	39	152	1,213
Change in valuation allowances	137	-	(15)
Net losses from other real estate owned operations	$447	$273	$1,468

Note 10 – Deposits

A summary of deposits at December 31, 2015 and 2014, follows:

	December 31,
	2015	2014
	(Dollars in Thousands)
Non-interest bearing deposits	$413,662	$391,108
Interest bearing deposits
Demand deposits	167,227	144,601
Regular Savings	610,324	579,983
Time deposits:
$100,000 or more	37,012	42,500
Less than $100,000	14,073	13,203
Other interest bearing deposits	180,373	184,119
Total interest bearing deposits	1,009,009	964,406
Total Deposits	$1,422,671	$1,355,514

At December 31, 2015, the scheduled maturities of time deposits were as follows:

Years ending December 31,
2016	$47,320
2017	903
2018	354
2019	703
2020 and Thereafter	1,805
Total	$51,085

Note 11 – Borrowings

Federal Home Loan Bank (FHLB) Advances

The Bank has a credit line with the FHLB of Des Moines equal to 35% of total Bank assets. At December 31, 2015 and 2014, the Bank did not have outstanding advances against this credit line under Blanket Agreements for Advances and Security Agreements (“the Agreements”). The Agreements enable the Bank to borrow funds from the FHLB to fund mortgage loan programs and to satisfy certain other funding needs.

Overnight Fed Funds Lines

At December 31, 2015 and 2014, the Bank had $17.0 million in Federal Funds lines of credit available with its correspondent banks. No borrowings were outstanding as of December 31, 2015.

Note 12 – Transactions with Board of Directors

The Directors of the Company and the Bank, and certain of the businesses with which they are associated, conduct banking transactions with the Company in the ordinary course of business. All loans and commitments to lend included in such transactions are made in accordance with applicable laws and on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with persons of similar creditworthiness that were not affiliated with the Company, and did not present any undue risk of collectability.

The following is a summary of loan transactions with the Board of Directors of the Company and certain of their associated businesses:

	Years Ended December 31,
	2015	2014
	(Dollars in thousands)
Beginning balance	$3,875	$5,040
Undisbursed commitments	-	-
New loans granted	1,300	481
Principal repayments	(519)	(1,646)
Ending balance of term loans	$4,656	$3,875
Year-end balance of revolving accounts	1,838	2,861
Total term loans and revolving accounts	$6,494	$6,736

In addition, the Bank leases certain facilities from two separate entities in which two of its directors have separate ownership interests. Lease payments made to these entities during the years ended December 31, 2015, 2014 and 2013 approximated $370 thousand, $370 thousand and $370 thousand, respectively.

Note 13 – Income Taxes

The Bank files income tax returns in Guam, the CNMI and the State of California. The Bank is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2009.

The income tax provision includes the following components:

	For the Years
	2015	2014	2013
Government of Guam tax expense (benefit):
Current	$2,168	$2,767	$3,995
Deferred	(866)	(416)	(232)
Foreign income taxes (including U.S. income taxes)	2,764	1,405	317
Total income tax expense	$4,066	$3,756	$4,080

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	2015	2014	2013
Statutory Guam income tax rate	34.00%	34.00%	34.00%
Permanent differences	-7.52%	-6.80%	-5.50%
Other	0.00%	1.00%	0.80%
Total income tax expense	26.48%	28.20%	29.30%

The difference between effective income tax expense and income tax expense computed at the Guam statutory rate was due to nontaxable interest income earned on loans to the Government of Guam for each of the years ended December 31, 2015, 2014 and 2013.

The components of deferred income taxes are as follows:

	2015	2014	2013
Deferred loan origination fees	$62	$(50)	$(115)
Mortgage servicing rights	20	18	24
Loan loss provision	(575)	(155)	53
Deferred rent obligation	(19)	(21)	(22)
Other real estate owned valuation	(48)	-	50
Fixed assets	23	22	22
Stock-based compensation	(10)	(10)	(7)
SERP	(290)	(220)	(237)
Accrued Bonus	(29)	-	-
Net operating loss	(455)	(304)	(430)
Change in valuation allowance	455	304	430
Deferred tax (benefit) provision	$(866)	$(416)	$(232)

The components of the net deferred tax asset are as follows:

	2015	2014
Deferred tax asset:
Allowance for loan losses	$4,893	$4,318
Net operating loss	2,734	2,279
Loan origination fees	753	815
Stock-based compensation	433	423
Net unrealized loss on securities held-to-maturity	19	28
Net unrealized gain on securities available-for-sale	988	335
Deferred rent obligation	302	283
Accruals not currently deductible	1,102	735
Total deferred tax asset	11,224	9,216
Deferred tax liability:
Fixed assets	(964)	(941)
Mortgage servicing rights	(505)	(485)
Total deferred tax liability	(1,469)	(1,426)
Valuation allowance	(2,734)	(2,279)
Net deferred tax asset	$7,021	$5,511

A valuation allowance of $2.7 million has been provided at December 31, 2015, to reduce the deferred tax asset because, in management’s opinion, it is more likely than not that less than the entire amount will be realized.

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

Under the 2011 Plan, as amended and restated as of July 1, 2012, eligible employees can purchase, through payroll deductions, shares of common stock at a discount. The right to purchase stocks is granted to eligible employees during a period of time that is established from time to time by the Board of Directors of the Company. Eligible employees cannot accrue the right to purchase more than $25 thousand worth of stock at the fair market value at the beginning of each offer period. Eligible employees also may not purchase more than one thousand five hundred (1,500) shares of stock in any one offer period. The shares are purchased at 85% of the fair market price of the stock on the enrollment date. The Bank recognized $29 thousand in compensation expense at December 31, 2015 and $30 thousand at December 31, 2014.

Executive Employment Agreements

The President/Chief Executive Officer and the Executive Vice President/Chief Operating Officer are employed under separate agreements terminating December 31, 2017, and May 31, 2018, respectively. Under the agreements, they each receive specified base salaries, which are adjusted annually for changes in the U.S. Consumer Price Index, plus an incentive bonus. Their bonuses are based on profitability, within a defined limit, subject to adjustments based on the Bank meeting certain performance criteria.

Under a Phantom Stock unit and stock option plan, the President/CEO and Executive Vice President/COO may elect to receive up to $100 thousand each in Phantom Stock units in lieu of an equal amount of incentive bonus, as computed in their employment agreements. These non-voting Phantom Stock units may be held for receipt of dividends equal to the dividend rate of the Bank’s common stock, or may be redeemed at a price equal to the market value of the Bank’s common stock. In addition, for each Phantom Stock unit received, the executive employee receives options to purchase three shares of the Bank’s common stock at a price equal to the market value of the stock at the date the options are granted. The redemption of the Phantom Stock or the exercise of the options will result in the forfeiture by the executive employee of any rights under the other. At December 31, 2015 and 2014, there were no Phantom Stock units outstanding under the plan, nor have such units ever been issued as of December 31, 2015.

The Executive Vice President/Chief Sales and Service Officer entered into an employment agreement commencing January 5, 2015, and terminating on January 4, 2020.  Under this agreement, the Executive Vice President/Chief Sales and Service Officer receives a specified base salary, which is adjusted annually for changes in the U.S. Consumer Price Index, plus an incentive bonus.  The bonus is based on profitability, within a defined limit, subject to adjustments based on the Bank meeting certain performance criteria.

Senior Vice Presidents’ Employment Agreements

One Senior Vice President entered into a five-year employment agreement on April 25, 2011. Under the agreement, he receives a specified base salary and may receive bonuses, within a defined limit, based on the Bank’s profitability, adjusted by certain Bank performance criteria.

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

Employee Retirement Savings Plan

The Bank has a 401(k) Plan whereby substantially all employees, with at least one year of continuous service, are eligible to participate in the Plan. Effective March 1, 2008, the Bank makes matching contributions equal to 100% of an employee’s deferrals, up to 1% of the employee’s compensation, plus 50% of the employee’s deferrals that exceed 1% but are less than 6% of the employee’s compensation. Previously, matching contributions vested to the employee over a five-year period of service. Effective March 1, 2008, matching contributions become 100% vested to the employee after two years of service. For the years ended December 31, 2015, 2014 and 2013, the expense attributable to the Plan was $506 thousand, $489 thousand and $464 thousand, respectively.

Supplemental Executive Retirement Plan (“SERP”)

In April 2011, the Bank established an unfunded Supplemental Executive Retirement Plan (the “SERP”) for its Executive Officers and Senior Vice Presidents. The SERP provides that, subject to meeting certain vesting requirements described below, they will become entitled to receive 12 equal successive monthly retirement payments totaling $50,000 per annum for Senior Vice Presidents, $100,000 for the Executive Vice Presidents, and $150,000 for the President and CEO for the 15 years immediately following the date of their retirement or other termination of their employment. Their monthly retirement payments are not tied to service with the Bank.

The Company follows FASB ASC 715-30-35, which requires us to recognize in our balance sheet the funded status of any post-retirement plans that we maintain, and to recognize, in other comprehensive income, changes in funded status of any such plans in any year in which changes occur.

The changes in the projected benefit obligation of other benefits under the Plan during 2015 and 2014, its funded status at December 31, 2015 and 2014, and the amounts recognized in the balance sheet at December 31, 2015 and 2014, were as follows:

	At December 31,
	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of period	$2,097	$1,468
Service cost	737	565
Interest cost	91	64
Participant contributions	-	-
Plan amendments	-	-
Combination/divestiture/curtailment/settlement/termination	-	-
Actuarial loss/(gain)	-	-
(Benefits paid)	-	-
Benefit obligation at end of period	$2,925	$2,097
Funded status:
Amounts recognized in the Statement of Financial Condition
Unfunded accrued SERP liability—current	$2,925	$2,097
Unfunded accrued SERP liability—noncurrent	-	-
Total unfunded accrued SERP liability	$2,925	$2,097
Net amount recognized in accumulated other comprehensive income
Prior service cost/(benefit)	$-	$-
Net actuarial loss/(gain)	-	-
Total net amount recognized in accumulated other comprehensive income	-	-
Accumulated benefit obligation	$2,925	$2,097
Components of net periodic SERP cost YTD:
Service cost	$2,717	$1,979
Interest cost	208	117
Expected return on plan assets	-	-
Amortization of prior service cost/(benefit)	-	-
Amortization of net actuarial loss/(gain)	-	-
Net periodic SERP cost	$2,925	$2,097
Recognized in other comprehensive income YTD:
Prior service cost/(benefit)	$-	$-
Net actuarial loss/(gain)	-	-
Amortization of prior service cost/(benefit)	-	-
Amortization of net actuarial loss/(gain)	-	-
Total recognized year to date in other comprehensive income	$-	$-
Assumptions as of December 31,:
Assumed discount rate	4.33%	4.33%
Rate of compensation increase	0.00%	0.00%
As of December 31, 2015, $0 benefits are expected to be paid in the next five years and a total of $521 thousand of benefits are expected to be paid in year 2021. $828 is expected to be recognized in net periodic benefit cost in 2015.

Note 15 – Earnings Per Common Share

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Bank relate solely to shares for which employees’ funds have been collected but not issued under the Employee Stock Purchase Plan for 2015, 2014 and 2013, and are determined using the treasury stock method.

Earnings per common share have been computed based on reported net income and the following share data:

	Years Ended December 31,
	2015	2014	2013
Net income available for common stockholders	$11,290	$9,560	$9,868
Weighted average number of common shares outstanding	9,017	8,818	8,790
Effect of dilutive options	-	-	-
Weighted average number of common shares outstanding- used to calculate diluted earnings per common share	9,017	8,818	8,790
Income per common share:
Basic	$1.25	$1.08	$1.12
Diluted	$1.25	$1.08	$1.12

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

A summary of financial instruments with off-balance-sheet risk at December 31, 2015 and 2014 is as follows:

	December 31,
	2015	2014
Commitments to extend credit	$153,412	$134,525
Letters of credit:
Standby letters of credit	$49,256	$48,451
Commercial letters of credit	6,546	2,684
Total	$55,802	$51,135

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

The Bank considers its standby letters of credit to be guarantees. At December 31, 2015, the maximum undiscounted future payments that the Bank could be required to make was $55.8 million. All of these arrangements mature within one year. The Bank generally has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized; however, some are unsecured. The Bank had not recorded any liabilities associated with these guarantees at December 31, 2015.

Mortgage loans serviced for others are not included in the accompanying consolidated statements of condition. The unpaid principal balances of mortgage loans serviced for others were $213.2 million and $213.8 million at December 31, 2015 and 2014, respectively. On December 31, 2015 and 2014, the Bank recorded mortgage servicing rights at their fair value of $1.5 million and $1.4 million, respectively.

The Bank utilizes facilities, equipment and land under various operating leases with terms ranging from 1 to 99 years. Some of these leases include scheduled rent increases. The total amount of the rent is being debited to expense under the straight-line method over the lease terms, in accordance with ASC Topic 840, “Leases”. The Bank has recorded a deferred obligation of $874 thousand and $820 thousand as of December 31, 2015 and 2014, respectively, which has been included within other liabilities, to reflect the excess of rent expense over cash paid on the leases.

At December 31, 2015, annual lease commitments under the above noncancelable operating leases were as follows:

Years ending December 31,
2016	$1,854
2017	1,499
2018	1,170
2019	989
2020 and Thereafter	20,066
Total	$25,578

The Bank leases certain facilities from two separate entities in which two of its directors have separate ownership interests. Lease payments made to these entities during the years ended December 31, 2015, 2014 and 2013 approximated $370 thousand, $370 thousand and $370 thousand, respectively.

Additionally, the Bank leases office space to third parties, with original lease terms ranging from 3 to 5 years with option periods ranging up to 15 years. At December 31, 2015, minimum future rents to be received under noncancelable operating sublease agreements were $27 thousand, $0 thousand, $0 thousand and $0 thousand for the years ending December 31, 2016, 2017, 2018 and 2019, respectively.

A summary of rental activities for years ended December 31, 2015, 2014 and 2013, is as follows:

	For the Years Ended December 31,
	2015	2014	2013
Rent expense	$2,480	$2,472	$2,343
Less: sublease rentals	274	273	268
Net rent expense	$2,206	$2,199	$2,075

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier 1 capital and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2015 and 2014, the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2015, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables.

There are no conditions or events since the notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of December 31, 2015 and 2014 are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2015:
Total capital (to Risk Weighted Assets)	$128,119	12.45%	$82,315	8.00%	$102,893	10.00%
Tier 1 capital (to Risk Weighted Assets)	$115,242	11.20%	$61,736	6.00%	$82,315	8.00%
Tier 1 capital (to Average Assets)	$115,242	7.40%	$62,256	4.00%	$77,820	5.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$115,242	11.20%	$46,302	4.50%	$66,881	6.50%

At December 31, 2014:
Total capital (to Risk Weighted Assets)	$114,606	11.83%	$77,504	8.00%	$96,881	10.00%
Tier 1 capital (to Risk Weighted Assets)	$102,486	10.58%	$38,752	4.00%	$58,128	6.00%
Tier 1 capital (to Average Assets)	$102,486	7.01%	$58,520	4.00%	$73,150	5.00%

In early July 2013, the Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The rules revise minimum capital requirements and adjust prompt corrective action thresholds. The final rules revise the regulatory capital elements, add a new common equity Tier 1 capital ratio, increase the minimum Tier 1 capital ratio requirement, and implement a new capital conservation buffer. The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income. The final rules took effect for community banks on January 1, 2015, subject to a transition period for certain parts of the rules. The common equity Tier 1 capital to risk-weighted assets ratio was newly required effective January 1, 2015, so is not reported here for December 31, 2014. Management believes the Company and the Bank will remain well-capitalized under the new rules.

Note 18 – Parent Company Only Information

Condensed Statements of Financial Condition

(Dollars in thousands)

	December 31,
	2015	2014
Assets
Due from subsidiary depository institution	$149	$222
Investment in subsidiary	111,985	101,958
Other assets	8	3
Total assets	$112,142	$102,183
Liabilities and stockholders’ equity
Liabilities	$-	$-
Stockholders’ equity	112,142	102,183
Total liabilities and stockholders’ equity	$112,142	$102,183

Condensed Statements of Income

(Dollars in thousands)

	December 31,
	2015	2014	2013
Dividend income	$3,621	$3,975	$4,658
Interest expense	-	-	-
Other expenses	287	234	185
Equity in undistributed income of subsidiary	7,956	5,819	5,395
Net income	$11,290	$9,560	$9,868

Condensed Statements of Cash Flows

(Dollars in thousands)

	December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$11,290	$9,560	$9,868
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed (earnings) losses of subsidiary	(7,956)	(5,819)	(5,395)
Net cash provided by operating activities	3,334	3,741	4,473
Cash Flows from Financing Activities:
Cash dividends paid	(3,621)	(3,975)	(4,395)
Net change in other short-term borrowings	-	-	(145)
Proceeds from issuance of common stock	287	234	197
Net cash used in financing activities	(3,334)	(3,741)	(4,343)
Net change in cash and cash equivalents	(73)	-	130
Cash and Cash Equivalents, beginning of period	222	222	92
Cash and Cash Equivalents, end of period	$149	$222	$222

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

Financial assets measured at fair value on a recurring basis as of December 31, 2015 and 2014, are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At December 31, 2015
U.S. treasury notes and bonds	$106,022	$-	$-	$106,022
U.S. government agency and sponsored enterprise (GSE) debt securities	-	-	-	-
U.S. government agency pool securities	-	50,904	-	50,904
U.S. government agency or GSE	-	70,609	-	70,609
Other assets:
MSRs	-	-	1,462	1,462
Total assets	$106,022	$121,513	$1,462	$228,997

At December 31, 2014
U.S. treasury notes and bonds	$55,512	$-	$-	$55,512
U.S. government agency and sponsored enterprise (GSE) debt securities	-	45,052	-	45,052
U.S. government agency pool securities	-	49,871	-	49,871
U.S. government agency or GSE	-	80,122	-	80,122
Other assets:
MSRs	-	-	1,405	1,405
Total assets	$55,512	$175,045	$1,405	$231,962

There were no liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014.

During the periods ended December 31, 2015, 2014 and 2013, the changes in Level 3 assets (consisting solely of MSRs) measured at fair value on a recurring basis are as follows:

	December 31,
	2015	2014	2013

Beginning balance	$1,405	$1,354	$1,285
Realized and unrealized net gains:
Included in net income	57	51	69
Included in other comprehensive income	-	-	-
Purchases, sales and issuances
Purchases	(19,869)	(22,834)	(31,546)
Sales	19,869	22,834	31,546
Issuances	-	-	-
Ending balance	$1,462	$1,405	$1,354

There were no transfers in or out of the Bank’s Level 3 financial assets for the periods ended December 31, 2015, 2014 and 2013.

The valuation techniques for assets measured at fair value on a recurring basis are as follows:

Investment Securities

When quoted prices are available in an active market, the Bank classifies the securities within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid U.S. Government debt and equity securities.

If quoted market prices are not available, the Bank estimates fair values using pricing models and discounted cash flows that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, and credit spreads. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include GSE obligations, corporate bonds, and other securities. Mortgage-backed securities are included in Level 2 if observable inputs are available. In certain cases where there is limited activity or less transparency around inputs to the valuation, the Bank would classify those securities in Level 3. At December 31, 2015 and 2014, the Bank did not have any Level 3 securities.

Mortgage Servicing Rights

The fair value measurement of mortgage servicing rights is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques that incorporate assumptions that market participants would use in estimating the fair value of servicing rights. The most important of these assumptions is the interest rate used in discounting the future cash flows into their present value. Other assumptions might include estimates of prepayment speeds, costs to service, escrow account earnings, contractual servicing fee income, prepayment and late fees, among other considerations. The Bank’s mortgage servicing rights are considered a Level 3 measurement at December 31, 2015 and 2014.

Assets Measured at Fair Value on a Nonrecurring Basis

Under certain circumstances the Bank makes adjustments to fair value for assets and liabilities even though they are not measured at fair value on an ongoing basis. The following table presents the financial instruments carried on the consolidated statements of condition by caption and by level in the fair value hierarchy at December 31, 2015 and 2014, for which a nonrecurring change in fair value has been recorded:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2015
Financial assets:
Loans, net
Impaired loans	$-	$-	$5	$5

Other assets
Other real estate owned	$-	$-	$3,460	$3,460

December 31, 2014
Financial assets:
Loans, net
Impaired loans	$-	$-	$140	$140

Other assets
Other real estate owned	$-	$-	$4,454	$4,454

During the year 2015, two loans were identified as being collateral deficient from their carrying values.  The fair value of loans subject to write downs are estimated using the appraised value of the underlying collateral, discounted as necessary due to management’s estimates of changes in economic conditions, less the estimated costs of selling the assets.

Additionally, the Bank may make fair value adjustments to nonfinancial assets and liabilities in certain circumstances (such as impairments) though such nonfinancial assets and liabilities are not measured at fair value on recurring basis. The Bank has nonfinancial assets or liabilities for which a nonrecurring fair value measurement was required during the periods ended December 31, 2015 and 2014.

Fair Value of Other Financial Instruments

The estimated fair values of the Bank’s other financial instruments, excluding those assets recorded at fair value on a recurring basis on the Bank’s consolidated statements of condition, are as follows:

		Estimated fair value
	Carrying Amount	Level 1	Level 2	Level 3
December 31, 2015	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$100,799	$100,799	$-	$-
Restricted cash	400	400	-	-
Federal Home Loan Bank stock	1,762	-	1,762	-
Investment securities held-to-maturity	100,519	-	101,924	-
Loans	1,054,250	-	-	1,046,589
Total	$1,257,730	$101,199	$103,686	$1,046,589

Financial liabilities:
Deposits	1,422,671	-	-	1,416,843
Total	$1,422,671	$-	$-	$1,416,843

December 31, 2014	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$105,908	$105,908	$-	$-
Restricted cash	400	400	-	-
Federal Home Loan Bank stock	2,067	-	2,067	-
Investment securities held-to-maturity	105,280	-	107,008	-
Loans	967,393	-	-	964,171
Total	$1,181,048	$106,308	$109,075	$964,171

Financial liabilities:
Deposits	$1,355,514	$-	$-	$1,346,624
Total	$1,355,514	$-	$-	$1,346,624

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

Short-Term Borrowings

The carrying amounts of Federal Funds purchased and FHLB advances maturing within ninety days approximate their fair values. We had no outstanding short-term borrowings at December 31, 2014 or 2015.

Long-Term Borrowings

Fair value of FHLB advances maturing after ninety days is determined based on expected present value techniques based on current market rates for advances with similar terms and remaining maturities. We had no outstanding long-term borrowings at December 31, 2014 or 2015.

Accrued Interest

The carrying amount of accrued interest approximates fair value due to its short term nature.

Note 20 – Subsequent Events

In addition to the traditional financial services offered, the Bank offers credit life, health, auto and homeowners insurance through its subsidiary, BG Insurance, as agents for various insurance companies, and also offers retail wealth management services in collaboration with its affiliate, Money Concepts. In August 2015, the Company incorporated a new subsidiary, BankGuam Investment and Insurance Services (“BGIIS”) to separate its insurance and wealth management activities from its banking activities.  BGIIS was capitalized in the amount of $300 thousand in January 2016, with the organizational transition to take effect by the end of September 2016.

The Bank’s Executive Vice President of Retail and Card Services entered into an employment agreement commencing January 1, 2016 and terminating on December 31, 2020.  Under this agreement, the Executive Vice President of Retail and Card Services receives a specified base salary, which is adjusted annually for changes in the U.S. Consumer Price Index, plus an incentive bonus.  The Executive Vice President of Retail and Card Services’ bonus is based on profitability, also within a defined limit, subject to adjustments based on the Bank meeting certain performance criteria.

Although no definitive agreement has been made, the Company is contemplating buying a minority interest in a Guam-based 401(k) processing and administration firm. A decision in this matter is expected during April 2016.