Form 10-Q
period 2016-03-31
BankGuam Holding Co
filed 2016-05-11
CIK 1527383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to            .

Commission file number: 000-54483

BankGuam Holding Company

(Exact name of registrant as specified in its charter)

Guam	66-0770448
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

P.O. Box BW

Hagåtña, Guam 96932

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

As of March 31, 2016, the registrant had outstanding 9,246,531 shares of common stock.

BANKGUAM HOLDING COMPANY

FORM 10-Q

QUARTERLY REPORT

TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION		4

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	4

	Condensed Consolidated Statements of Condition at March 31, 2016, and December 31, 2015	5

	Condensed Consolidated Statements of Income for the three months ended March 31, 2016 and 2015	6

	Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015	7

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015	8

	Notes to Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 4.	Controls and Procedures	46

PART II. OTHER INFORMATION		47

Item 6.	Exhibits	47

Signatures		48

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
•

The effect of changes in laws and regulations with which the Company, Bank of Guam and BankGuam Investment and Insurance Services must comply, including any increase in Federal Deposit Insurance Corporation insurance premiums;

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

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may be preceded by, followed by or include the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “is designed to” and similar expressions. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about our businesses and the environment in which they operate that could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” included in filings we make from time to time with the U.S. Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for our fiscal year ended December 31, 2015, and our other Quarterly Reports on Form 10-Q filed by us in fiscal 2016. We have no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or risks, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. New information, future events or risks could cause the forward-looking statements we discuss in this Quarterly Report not to occur. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

The financial statements and the notes thereto begin on the next page.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Condition

(in Thousands, Except Par Value)

	March 31, 2016	December 31, 2015
ASSETS
Cash and due from banks	$24,361	$28,536
Interest bearing deposits in banks	134,310	72,263
Total cash and cash equivalents	158,671	100,799
Restricted cash	400	400
Investment securities available-for-sale, at fair value	256,243	227,535
Investment securities held-to-maturity, at amortized cost	98,590	100,519
Federal Home Loan Bank stock, at cost	1,855	1,762
Loans, net of allowance for loan losses ($14,123 and $14,159, respectively)	1,095,618	1,054,250
Accrued interest receivable	4,747	4,098
Premises and equipment, net	17,973	17,876
Goodwill	783	783
Other assets	35,460	36,262
Total assets	$1,670,340	$1,544,284

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$477,665	$413,662
Interest bearing	1,066,126	1,009,009
Total deposits	1,543,791	1,422,671
Accrued interest payable	113	113
Other liabilities	10,180	9,358
Total liabilities	1,554,084	1,432,142
Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock $0.2083 par value; 48,000 shares authorized; 9,279 and 9,273 shares issued and 9,247 and 9,241 shares outstanding at 3/31/16 and 12/31/15, respectively	1,934	1,933
Additional paid-in capital	19,714	19,659
Retained earnings	96,817	94,823
Accumulated other comprehensive loss	(1,919)	(3,983)
Common stock in treasury, at cost (32 shares)	(290)	(290)
Total stockholders’ equity	116,256	112,142
Total liabilities and stockholders’ equity	$1,670,340	$1,544,284

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Income

(Dollar and Share Amounts in Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2016	2015
Interest income:
Loans	$16,632	$15,741
Investment securities	1,201	1,076
Deposits with banks	103	36
Federal Funds sold	-	2
Total interest income	17,936	16,855
Interest expense:
Savings deposits	423	473
Time deposits	37	43
Other borrowed funds	3	-
Total interest expense	463	516
Net interest income	17,473	16,339
Provision for loan losses	1,145	1,125
Net interest income, after provision for loan losses	16,328	15,214

Non-interest income:
Service charges and fees	1,433	1,018
Investment securities gains (losses), net	9	(34)
Income from merchant services	256	68
Cardholders income	265	384
Trustee fees	137	70
Other income	759	631
Total non-interest income	2,859	2,137
Non-interest expenses:
Salaries and employee benefits	7,414	6,797
Occupancy	1,542	1,646
Equipment and depreciation	1,707	1,481
Insurance	399	423
Telecommunications	399	364
FDIC assessment	325	315
Professional services	586	460
Contract services	441	404
Other real estate owned	1	18
Stationery and supplies	219	166
Training and education	199	171
General, administrative and other	1,928	1,716
Total non-interest expenses	15,160	13,961
Income before income taxes	4,027	3,390
Income tax expense	1,108	903
Net income	$2,919	$2,487

Earnings per share:
Basic	$0.32	$0.28
Diluted	$0.32	$0.28
Dividends declared per share	$0.10	$0.10
Basic weighted average common shares	9,245	8,929
Diluted weighted average common shares	9,245	8,929

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in Thousands)

	Three Months Ended March 31,
	2016	2015
Net income	$2,919	$2,487
Other comprehensive income, net of tax effects:
Unrealized holding gain on available-for-sale securities arising during the period	1,963	525
Reclassification for (gain) loss realized on available-for-sale securities	(9)	34
Amortization of unrealized holding loss on held-to-maturity securities during the period	110	117
Total other comprehensive income, net	2,064	676
Total comprehensive income	$4,983	$3,163

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Cash Flows

(in Thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$2,919	$2,487
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,145	1,125
Depreciation	828	877
Amortization of fees, discounts and premiums	367	409
Write-down and loss on sales of other real estate owned, net	7	-
Proceeds from sales of loans held for sale	5,469	6,695
Origination of loans held for sale	(5,469)	(6,695)
Increase in mortgage servicing rights	(87)	(84)
Realized (gain) loss on sale of available-for-sale securities	(9)	34
Realized gain on sale of premises and equipment	(11)	(3)
Net change in operating assets and liabilities:
Accrued interest receivable	(649)	(677)
Other assets	561	204
Accrued interest payable	1	(2)
Other liabilities	822	784
Net cash provided by operating activities	5,894	5,154

Cash flows from investing activities:
Purchases of available-for-sale securities	(44,839)	(64,966)
Proceeds from sales of available-for-sale securities	14,564	93,653
Maturities, prepayments and calls of available-for-sale securities	3,275	4,548
Maturities, prepayments and calls of held-to-maturity securities	1,927	2,080
Loan originations and principal collections, net	(42,405)	(27,594)
Proceeds from sales of other real estate owned	213	321
Proceeds from sales of premises and equipment	11	3
Purchases of premises and equipment	(926)	(700)
Net cash (used in) provided by investing activities	(68,180)	7,345

Cash flows from financing activities:
Net increase in deposits	121,119	7,798
Proceeds from FHLB stock redemption	(93)	-
Proceeds from issuance of common stock	56	62
Dividends paid	(924)	(893)
Net cash provided by financing activities	120,158	6,967
Net change in cash and cash equivalents	57,872	19,466
Cash and cash equivalents at beginning of year	100,799	105,908
Cash and cash equivalents at end of year	$158,671	$125,374

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$462	$517
Income taxes	71	64
Supplemental disclosure of noncash investing and financing activities:
Net change in unrealized gain on held-to-maturity securities, net of tax	110	116
Net change in unrealized gain on available-for-sale securities, net of tax	1,954	559
Other real estate owned transferred from loans, net	161	-
Other real estate owned transferred to loans, net	(54)	(100)

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Notes to Condensed Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

Note 1 – Nature of Business

Organization

The accompanying condensed consolidated financial statements include the accounts of BankGuam Holding Company (“Company”) and its wholly-owned subsidiaries, Bank of Guam (“Bank”) and BankGuam Investment and Insurance Services (“BGIIS”). The Company is a Guam corporation organized on October 29, 2010, to act as a holding company of the Bank, a Guam banking corporation, a 23-branch bank serving the communities in Guam, the Commonwealth of the Northern Mariana Islands (CNMI), the Federated States of Micronesia (FSM), the Republic of the Marshall Islands (RMI), the Republic of Palau (ROP), and San Francisco, California. BankGuam Investment and Insurance Services was incorporated in Guam in 2015 and initially capitalized during the first quarter of 2016, and is expected to become an active business during the third quarter of 2016, combining BG Wealth Management, a part of the Bank, and BG Insurance Underwriters, a subsidiary of the Bank, as a separate subsidiary of the Company.

Other than holding the shares of the Bank and BGIIS, the Company conducts no significant activities, although it is authorized, with the prior approval of its principal regulator, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), to engage in a variety of activities related to the business of banking. Currently, substantially all of the Company’s operations are conducted and substantially all of the assets are owned by the Bank, which accounts for substantially all of our consolidated revenues, expenses and operating income. The Bank provides a variety of financial services to individuals, businesses and governments through its branches. The Bank’s headquarters is located in Hagåtña, Guam. The Bank currently has twelve branches in Guam, four in the CNMI, four in the FSM, one in the RMI, one in the ROP, and one in San Francisco, California. Its primary deposit products are demand deposits, savings and time certificate accounts, and its primary lending products are consumer, commercial and real estate loans.

For ease of reference we will sometimes refer to the Company as “we”, “us” or “our”.

Note 2 – Summary of Significant Accounting Policies and Recent Accounting Pronouncements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all footnotes that would be required for a full presentation of financial condition, results of operations, changes in cash flows and comprehensive income in accordance with generally accepted accounting principles in the United States (“GAAP”). However, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of our management, are necessary for a fair presentation of our financial condition and our results of operations for the interim periods presented. The condensed consolidated statement of condition as of March 31, 2016, was derived from the Company’s audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

These unaudited condensed consolidated financial statements have been prepared on a basis consistent with prior periods, and should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2015, and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 on March 14, 2016.

Our consolidated financial condition at March 31, 2016, and the consolidated results of operations for the three-month period ended March 31, 2016, are not necessarily indicative of what our financial condition will be as of December 31, 2016, or of the results of our operations that may be expected for the full year ending December 31, 2016.

The Company has evaluated events through the date at which these unaudited condensed consolidated financial statements are filed with the SEC, for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

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

Recently Issued but Not Yet Adopted Accounting Pronouncements

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, a new Topic intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements on the basis that it is important that users of financial statements have a complete and understandable picture of an entity’s leasing activities. We are currently evaluating the impact of ASU 2016-02 on our consolidated financial statements commencing January 1, 2019.

Note 3 – Earnings Per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Potential common shares that may be issued by the Company relate to shares subscribed but not yet issued in 2016 and 2015 under the Employee Stock Purchase Plan, and are reported as dilutive options. No shares were subscribed but not issued at the end of the first quarter of 2016 or 2015.

Earnings per common share have been computed based on reported net income and the following common share data:

	Three Months Ended March 31,
	2016	2015
Net income available for common stockholders	$2,919	$2,487
Weighted average number of common shares outstanding	9,245	8,929
Weighted average number of common shares outstanding - used to calculate diluted earnings per common share	9,245	8,929

Income per common share:
Basic	$0.32	$0.28
Diluted	$0.32	$0.28

Note 4 – Investment Securities

The amortized cost and fair value of investment securities, with gross unrealized gains and losses, follows:

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$92,545	$1,010	$-	$93,555
U.S. government agency pool securities	94,725	52	(968)	93,809
U.S. government agency or GSE mortgage-backed securities	68,919	187	(227)	68,879
Total	$256,189	$1,249	$(1,195)	$256,243
Securities Held-to-Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$44,706	$1,941	$-	$46,647
U.S. government agency pool securities	15,513	26	(89)	15,450
U.S. government agency or GSE mortgage-backed securities	38,371	1,139	-	39,510
Total	$98,590	$3,106	$(89)	$101,607

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$107,070	$-	$(1,048)	$106,022
U.S. government agency pool securities	51,808	30	(934)	50,904
U.S. government agency or GSE mortgage-backed securities	71,562	44	(997)	70,609
Total	$230,440	$74	$(2,979)	$227,535
Securities Held-to-Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$44,638	$1,055	$(116)	$45,577
U.S. government agency pool securities	16,035	31	(47)	16,019
U.S. government agency or GSE mortgage-backed securities	39,846	613	(131)	40,328
Total	$100,519	$1,699	$(294)	$101,924

At March 31, 2016, and December 31, 2015, investment securities with a carrying value of $209.4 million and $202.8 million, respectively, were pledged to secure various government deposits and to meet other public requirements.

The amortized cost and fair value of investment securities by contractual maturity at March 31, 2016, and December 31, 2015, are shown below.

	March 31, 2016
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$-	$-	$-	$-
Due after one but within five years	97,606	98,611	49,262	50,989
Due after five but within ten years	18,398	18,270	25,714	26,833
Due after ten years	140,185	139,362	23,614	23,785
Total	$256,189	$256,243	$98,590	$101,607

	December 31, 2015
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$-	$-	$-	$-
Due after one but within five years	111,998	110,954	42,786	43,508
Due after five but within ten years	11,263	11,116	29,438	30,109
Due after ten years	107,179	105,465	28,295	28,307
Total	$230,440	$227,535	$100,519	$101,924

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2016, and December 31, 2015.

	March 31, 2016
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
Securities Available for Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$-	$-	$-	$-	$-	$-
U.S. government agency pool securities	(93)	33,509	(875)	29,052	(968)	62,561
U.S. government agency or GSE mortgage- backed securities	(66)	15,873	(161)	27,567	(227)	43,440
Total	$(159)	$49,382	$(1,036)	$56,619	$(1,195)	$106,001

Securities Held to Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$-	$-	$-	$-	$-	$-
U.S. government agency pool securities	(3)	2,247	(86)	9,396	(89)	11,643
U.S. government agency or GSE mortgage- backed securities	-	-	-	-	-	-
Total	$(3)	$2,247	$(86)	$9,396	$(89)	$11,643

	December 31, 2015
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
Securities Available for Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$(1,048)	$106,022	$-	$-	$(1,048)	$106,022
U.S. government agency pool securities	(51)	12,981	(883)	29,965	(934)	42,946
U.S. government agency or GSE mortgage- backed securities	(864)	52,153	(133)	14,669	(997)	66,822
Total	$(1,963)	$171,156	$(1,016)	$44,634	$(2,979)	$215,790

Securities Held to Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$(116)	$15,999	$-	$-	$(116)	$15,999
U.S. government agency pool securities	(9)	6,558	(38)	7,832	(47)	14,390
U.S. government agency or GSE mortgage- backed securities	(131)	17,935	-	-	(131)	17,935
Total	$(256)	$40,492	$(38)	$7,832	$(294)	$48,324

The investment securities that were in an unrealized loss position as of March 31, 2016, which comprised a total of 51 securities, were not other-than-temporarily impaired. Specifically, the 51 securities are comprised of the following: 36 Small Business Administration (SBA) Pool securities and 15 mortgage-backed securities issued by the Government National Mortgage Association (GNMA).

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

Note 5 – Loans Held for Sale, Loans and Allowance for Loan Losses

Loans Held for Sale

In its normal course of business, the Bank originates mortgage loans held for sale for the Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”). The Bank has elected to measure its residential mortgage loans held for sale at the lower of cost or market. Origination fees and costs are recognized in earnings at the time of origination. Loans are sold to Freddie Mac at par, so there is no gain or loss reported in earnings.

During the three months ended March 31, 2016, the Bank originated and sold approximately $5.5 million in FHLMC mortgage loans.

Mortgage Servicing Rights

Mortgage loans serviced for others are not included in the accompanying condensed consolidated statements of condition. The unpaid principal balances of mortgage loans serviced for others were $214.1 million and $213.2 million at March 31, 2016, and December 31, 2015, respectively.

We retain mortgage servicing rights on mortgage loans that we sell. Such rights represent the net positive cash flows generated from the servicing of such mortgage loans and we recognize such rights as assets on our statements of financial condition based on their estimated fair values. We receive servicing fees, less any subservicing costs, on the unpaid principal balances of such mortgage loans. Those fees are collected from the monthly payments made by the mortgagors or from the proceeds of the sale or foreclosure and liquidation of the underlying real property collateralizing the loans. At March 31, 2016 and December 31, 2015, mortgage servicing rights totaled $1.6 million and $1.5 million, respectively, and are included in other assets in the accompanying consolidated statements of condition.

The Bank accounts for mortgage servicing rights at fair value with changes in fair value recorded in the consolidated statements of income.

Loans

Outstanding loan balances are presented net of unearned income, deferred loan fees, and unamortized discount and premium. Loans subject to ASC 310-30 are presented net of the related accretable yield and nonaccretable difference.

The loan portfolio consisted of the following at:

	March 31, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
Commercial
Commercial & industrial	$245,973	22.1%	$233,351	21.8%
Commercial mortgage	445,970	40.1%	420,049	39.2%
Commercial construction	65,534	5.9%	62,415	5.8%
Total commercial	757,477	68.1%	715,815	66.9%
Consumer
Residential mortgage	142,020	12.8%	144,007	13.5%
Home equity	569	0.1%	628	0.1%
Automobile	27,812	2.5%	26,541	2.5%
Other consumer loans[1]	184,028	16.6%	183,597	17.1%
Total consumer	354,429	31.9%	354,773	33.1%
Gross loans	1,111,906	100.0%	1,070,588	100.0%
Deferred fee (income) costs, net	(2,165)		(2,179)
Allowance for loan losses	(14,123)		(14,159)
Loans, net	$1,095,618		$1,054,250

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

At March 31, 2016, total gross loans increased by $41.3 million to $1.11 billion from $1.07 billion at December 31, 2015. The increase in loans was attributed to a $41.7 million increase in commercial loans to $757.5 million at March 31, 2016, from $715.8 million at December 31, 2015. The increase in commercial loans was due to the $25.9 million increase in commercial mortgage loans, the $12.6 million increase in commercial & industrial loans and the $3.1 million increase in the commercial construction loan portfolio. The increase in commercial loans was partially offset by a $344 thousand decrease in consumer loans to $354.4 million at March 31, 2016, down from $354.8 million at December 31, 2015. The decrease in consumer loans was primarily due to the $2.0 million decrease in residential mortgage loans, offset by the $1.3 million increase in automobile loans and the $431 thousand rise in other consumer loans.

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

Credit Quality Indicators

The Bank uses several credit quality indicators to manage credit risk, including an internal credit risk rating system that categorizes loans into pass, special mention, substandard, formula classified, doubtful or loss categories. Credit risk ratings are applied individually to those classes of loans that have significant or unique credit characteristics and that benefit from a case-by-case evaluation. These are typically loans to businesses or individuals in the classes which comprise the commercial portfolio segment. Groups of loans that are underwritten and structured using standardized criteria and characteristics, such as statistical models (e.g., credit scoring or payment performance), are typically risk-rated and monitored collectively. These are typically loans to individuals in the classes which comprise the consumer portfolio segment.

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

Pass (B): Standard: Multiple, strong sources of repayment. These are loans to borrowers with a demonstrated history of financial and managerial performance. The risk of loss is considered to be low. Loans are well-structured, with clearly identified primary and readily available secondary sources of repayment. These loans may also be secured by an equal amount of funds in a savings account or time certificate of deposit. These loans may be secured by marketable collateral whose value can be reasonably determined through outside appraisals. The borrower characteristically has well supported cash flows and low leverage.

Pass (C): Acceptable: Good primary and secondary sources of repayment. These are loans to borrowers of average financial condition, stability and management expertise. The borrower should be a well-established individual or company with adequate financial resources to withstand short-term fluctuations in the marketplace. The borrower’s financial ratios and trends are favorable. The loans may be unsecured or supported by non-real estate collateral for which the value is more difficult to determine, represent a reasonable credit risk and require an average amount of account officer attention. The borrower’s ability to repay unsecured credit is to be of unquestionable strength.

Pass (D): Monitor: Sufficient primary sources of repayment and an acceptable secondary source of repayment. Acceptable business or individual credit, but the borrower’s operations, cash flows or financial conditions carry average levels of risk. These loans are considered to be collectable in full, but may require a greater-than-average amount of loan officer monitoring. Borrowers are capable of absorbing normal setbacks without failing to meet the terms of the loan agreement.

Special Mention: A Special Mention asset has potential weaknesses that deserve a heightened degree of monitoring. These potential weaknesses may result in a deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special Mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification. The Special Mention classification should neither be a compromise between a pass grade and substandard, nor should it be a “catch all” grade to identify any loan that has a policy exception.

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

Set forth below is a summary of the Bank’s activity in the allowance for loan losses during the three-month period ended March 31, 2016, and the year ended December 31, 2015:

	Three Months Ended March 31, 2016	Year Ended December 31, 2015
Balance, beginning of period	$14,159	$12,526
Provision for loan losses	1,145	4,488
Recoveries on loans previously charged off	280	1,402
Charged off loans	(1,461)	(4,257)
Balance, end of period	$14,123	$14,159

Set forth below is information regarding loan balances and the related allowance for loan losses, by portfolio type, for the three-month period ended March 31, 2016, and the year ended December 31, 2015, respectively.

	Commercial	Residential Mortgages	Consumer	Total
Three Months Ended March 31, 2016
Allowance for loan losses:
Balance at beginning of period	$6,890	$1,853	$5,416	$14,159
Charge-offs	(206)	(72)	(1,183)	$(1,461)
Recoveries	(4)	1	283	$280
Provision	(43)	183	1,005	$1,145
Balance at end of period	$6,637	$1,965	$5,521	$14,123

Allowance balance at end of quarter related to:
Loans individually evaluated for impairment	$-	$-	$-	$-
Loans collectively evaluated for impairment	$6,637	$1,965	$5,521	$14,123

Loan balances at end of quarter:
Loans individually evaluated for impairment	$10,114	$7,514	$133	$17,761
Loans collectively evaluated for impairment	747,363	135,075	211,707	1,094,145
Ending Balance	$757,477	$142,589	$211,840	$1,111,906

Year Ended December 31, 2015
Allowance for loan losses:
Balance at beginning of year	$5,538	$1,590	$5,398	$12,526
Charge-offs	(222)	(9)	(4,026)	(4,257)
Recoveries	98	32	1,272	1,402
Provision	1,476	240	2,772	4,488
Balance at end of year	$6,890	$1,853	$5,416	$14,159

Allowance balance at end of year related to:
Loans individually evaluated for impairment	$-	$-	$-	$-
Loans collectively evaluated for impairment	$6,890	$1,853	$5,416	$14,159

Loan balances at end of year:
Loans individually evaluated for impairment	$10,146	$7,303	$122	$17,571
Loans collectively evaluated for impairment	705,669	137,332	210,016	1,053,017
Ending Balance	$715,815	$144,635	$210,138	$1,070,588

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

Credit Quality

The following table provides a summary of the delinquency status of the Bank’s loans by portfolio type:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans Outstanding
March 31, 2016
Commercial
Commercial & industrial	$924	$37	$281	$1,242	$244,731	$245,973
Commercial mortgage	179	1,659	3,533	5,371	440,599	445,970
Commercial construction	-	-	-	-	65,534	65,534
Total commercial	1,103	1,696	3,814	6,613	750,864	757,477

Consumer
Residential mortgage	6,690	3,635	3,252	13,577	128,443	142,020
Home equity	111	-	-	111	458	569
Automobile	1,042	263	68	1,373	26,439	27,812
Other consumer [1]	2,825	1,209	1,701	5,735	178,293	184,028
Total consumer	10,668	5,107	5,021	20,796	333,633	354,429
Total	$11,771	$6,803	$8,835	$27,409	$1,084,497	$1,111,906

December 31, 2015
Commercial
Commercial & industrial	$787	$136	$25	$948	$232,403	$233,351
Commercial mortgage	2,222	-	3,656	5,878	414,171	420,049
Commercial construction	-	-	-	-	62,415	62,415
Total commercial	3,009	136	3,681	6,826	708,989	715,815

Consumer
Residential mortgage	6,660	3,012	3,384	13,056	130,951	144,007
Home equity	7	-	-	7	621	628
Automobile	736	179	59	974	25,567	26,541
Other consumer [1]	2,488	1,590	1,481	5,559	178,038	183,597
Total consumer	9,891	4,781	4,924	19,596	335,177	354,773
Total	$12,900	$4,917	$8,605	$26,422	$1,044,166	$1,070,588

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

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

The following table provides information as of March 31, 2016, and December 31, 2015, with respect to loans on non-accrual status, by portfolio type:

	March 31, 2016	December 31, 2015
Commercial
Commercial & industrial	$1,450	$1,334
Commercial mortgage	8,598	8,744
Commercial construction	-	-
Total commercial	10,048	10,078

Consumer
Residential mortgage	7,458	7,245
Home equity	36	37
Automobile	-	-
Other consumer [1]	132	123
Total consumer	7,626	7,405
Total non-accrual loans	$17,674	$17,483

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

The Bank classifies its loan portfolios using internal credit quality ratings, as discussed above under Allowance for Loan Losses. The following table provides a summary of loans by portfolio type and the Bank’s internal credit quality ratings as of March 31, 2016, and December 31, 2015:

	March 31, 2016	December 31, 2015	Increase (Decrease)
Pass:
Commercial & industrial	$242,694	$221,063	$21,631
Commercial mortgage	421,650	391,957	29,693
Commercial construction	65,534	62,415	3,119
Residential mortgage	134,261	136,175	(1,914)
Home equity	534	591	(57)
Automobile	27,744	26,482	1,262
Other consumer	182,299	182,077	222
Total pass loans	$1,074,716	$1,020,760	$53,956

Special Mention:
Commercial & industrial	$1,227	$10,322	$(9,095)
Commercial mortgage	13,621	17,225	(3,604)
Commercial construction	-	-	-
Residential mortgage	301	306	(5)
Home equity	-	-	-
Automobile	-	-	-
Other consumer	-	-	-
Total special mention loans	$15,149	$27,853	$(12,704)

Substandard:
Commercial & industrial	$1,906	$1,937	$(31)
Commercial mortgage	10,459	10,616	(157)
Commercial construction	-	-	-
Residential mortgage	457	477	(20)
Home equity	-	-	-
Automobile	-	-	-
Other consumer	-	-	-
Total substandard loans	$12,822	$13,030	$(208)

Formula Classified:
Commercial & industrial	$4	$29	$(25)
Commercial mortgage	239	250	(11)
Commercial construction	-	-	-
Residential mortgage	7,001	7,050	(49)
Home equity	36	37	(1)
Automobile	68	59	9
Other consumer	1,729	1,520	209
Total formula classified loans	$9,077	$8,945	$132

Doubtful:
Commercial & industrial	$142	$-	$142
Commercial mortgage	-	-	-
Commercial construction	-	-	-
Residential mortgage	-	-	-
Home equity	-	-	-
Automobile	-	-	-
Other consumer	-	-	-
Total doubtful loans	$142	$-	$142
Total outstanding loans, gross	$1,111,906	$1,070,588	$41,318

As the above table indicates, the Bank’s total loans approximated $1.11 billion at March 31, 2016, up from $1.07 billion at December 31, 2015. The disaggregation of the portfolio by risk rating in the table reflects the following changes between December 31, 2015, and March 31, 2016:

•

Loans rated “pass” increased by $54.0 million to $1.07 billion at March 31, 2016, up from $1.02 billion at December 31, 2015. The increase was primarily in commercial mortgage loans, by $29.7 million, commercial & industrial loans, by $21.6 million, commercial construction loans, by $3.1 million, and automobile loans, which rose by $1.3 million. These increases were partially offset by a decrease in residential mortgage loans rated “pass” by $1.9 million. The increases in commercial mortgage loans, commercial & industrial loans and commercial construction loans were primarily due to various large loans originated in the California region and in Guam, as well as a commercial & industrial loan of $8.7 million and a commercial mortgage loan of $3.7 million being upgraded from “special mention” to “pass,” while the increase in automobile loans was primarily due to new dealer loan bookings. The decrease in residential mortgage loans rated “pass” by $1.9 million was primarily due to loan payoffs and paydowns.

•

The “special mention” category was $12.7 million lower at March 31, 2016, than at December 31, 2015. This is attributed to a reduction in special mention commercial & industrial loans of $9.1 million, which was primarily due to one loan relationship being reclassified from “special mention” to “pass,” and a decrease in special mention commercial mortgage loans by $3.6 million as a result of one loan relationship being upgraded from “special mention” to “pass.”

•

Loans classified “substandard” decreased by $208 thousand to $12.8 million at March 31, 2016, from $13.0 million at December 31, 2015. The decrease was mainly the result of paydowns of $157 thousand in commercial mortgage loans.

•

The “formula classified” category increased by $132 thousand, primarily due to $209 thousand more in other consumer loans falling into this category, partially offset by modest changes in other categories.

•	Loans classified “doubtful” increased by $142 thousand due to one loan relationship being downgraded from “special mention.”

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

The following table sets forth information regarding non-accrual loans and restructured loans, at March 31, 2016, and December 31, 2015:

	March 31, 2016	December 31, 2015
Restructured loans:
Non-accruing restructured loans	$8,200	$8,318
Accruing restructured loans	87	88
Total restructured loans	8,287	8,406
Other non-accruing impaired loans	9,474	9,165
Total impaired loans	$17,761	$17,571

Impaired loans less than 90 days delinquent and included in total impaired loans	$10,590	$10,597

The table below contains additional information with respect to impaired loans, by portfolio type, for March 31, 2016, and December 31, 2015:

	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
March 31, 2016, With no related allowance recorded:
Commercial & industrial	$1,516	$3,333	$1,592	$-
Commercial mortgage	8,598	10,388	8,650	-
Commercial construction	-	-	-	-
Residential mortgage	7,478	7,567	7,131	-
Home equity	36	36	36	-
Automobile	-	-	-	-
Other consumer	133	133	135	-
Total impaired loans with no related allowance	$17,761	$21,457	$17,544	$-

March 31, 2016, With an allowance recorded:
Commercial & industrial	$-	$-	$-	$-
Commercial mortgage	-	-	-	-
Commercial construction	-	-	-	-
Residential mortgage	-	-	-	-
Home equity	-	-	-	-
Automobile	-	-	-	-
Other consumer	-	-	-	-
Total impaired loans with no related allowance	$-	$-	$-	$-

December 31, 2015, With no related allowance recorded:
Commercial & industrial	$1,402	$3,029	$1,526	$-
Commercial mortgage	8,744	10,508	8,810	-
Commercial construction	-	-	-	-
Residential mortgage	7,266	7,283	7,389	-
Home equity	37	-	42	-
Automobile	-	-	-	-
Other consumer	122	123	119	-
Total impaired loans with no related allowance	$17,571	$20,943	$17,886	$-

December 31, 2015, With an allowance recorded:
Commercial & industrial	$-	$-	$-	$-
Commercial mortgage	-	-	-	-
Commercial construction	-	-	-	-
Residential mortgage	-	-	-	-
Home equity	-	-	-	-
Automobile	-	-	-	-
Other consumer	-	-	-	-
Total impaired loans with no related allowance	$-	$-	$-	$-

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

Troubled Debt Restructurings

In accordance with FASB’s Accounting Standard Update No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring” (ASU No. 2011-02), the Bank had $8.3 million of troubled debt restructurings (TDRs) as of March 31, 2016, almost entirely in commercial mortgage loans. The restructured loans recorded with the Bank have been modified for the purpose of alleviating temporary impairments to the borrower’s financial condition. The modifications that the Bank has extended to borrowers have come in the form of a change in the amortization terms, reduction in the interest rate, and interest-only payments. The workout plan between the borrower and the Bank is designed to provide a bridge for cash flow shortfalls in the near term. As the borrower works through the near term issues, in most cases, the original contractual terms will be reinstated.

Additional information regarding performing and nonperforming TDRs at March 31, 2016 and December 31, 2015 is set forth in the following table:

		Pre-Modification Outstanding	Post-Modification Outstanding	Outstanding Balance
	Number of Loans	Recorded Investment	Recorded Investment	March 31, 2016	December 31, 2015
Performing
Residential mortgage	1	$35	$35	$20	$21
Commercial mortgage	1	75	75	67	67
Automobile	-	-	-	-	-
Consumer	-	-	-	-	-
Total Performing	2	110	110	87	88
Nonperforming
Residential mortgage	-	$-	$-	$-	$-
Commercial mortgage	11	15,677	14,353	8,200	8,318
Automobile	-	-	-	-	-
Consumer	-	-	-	-	-
Total Nonperforming	11	$15,677	$14,353	$8,200	$8,318
Total Troubled Debt Restructurings (TDRs)	13	$15,787	$14,463	$8,287	$8,406

Note 6 – Commitments and Contingencies

The Bank is involved in certain legal actions and claims that arise in the ordinary course of business. Management believes that, as a result of its legal defenses and insurance arrangements, none of these matters is expected to have a material adverse effect on the Bank’s, BGIIS’s or the Company’s financial condition, results of operations or cash flows.

Note 7 – Minimum Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the United States federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s, BGIIS’s and the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items, as calculated under regulatory accounting practices.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of March 31, 2016, and December 31, 2015, the Bank met all capital adequacy requirements to which it is subject.

As of March 31, 2016, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. Effective January 1, 2015, the minimum regulatory standards for Tier 1 risk weighted capital were increased from 4.00% to 6.00% to be deemed adequately capitalized and from 6.00% to 8.00% to be deemed well capitalized, and Bank of Guam continues to exceed the well capitalized standard in this measure.

Also effective January 1, 2015, a new Basel III capital adequacy standard was implemented. The new Common Equity Tier 1 Capital (to risk weighted assets) ratio was established to ensure that core common equity (excluding non-voting shares and preferred stock), a more narrow measure of capitalization, is sufficient to maintain the safety and soundness of financial institutions. The Bank also exceeds the well capitalized standard under this measure.

There are no conditions or events since the notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of March 31, 2016, and December 31, 2015, are also presented in the table below.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2016:
Total capital (to Risk Weighted Assets)	$130,708	12.218%	$92,268	8.625%	$106,977	10.000%
Tier 1 capital (to Risk Weighted Assets)	$117,327	10.967%	$70,872	6.625%	$85,582	8.000%
Tier 1 capital (to Average Assets)	$117,327	7.364%	$63,759	4.000%	$79,699	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$117,327	10.967%	$54,826	5.125%	$69,535	6.500%

At December 31, 2015:
Total capital (to Risk Weighted Assets)	$128,119	12.452%	$82,315	8.000%	$102,893	10.000%
Tier 1 capital (to Risk Weighted Assets)	$115,242	11.200%	$61,736	6.000%	$82,315	8.000%
Tier 1 capital (to Average Assets)	$115,242	7.404%	$62,256	4.000%	$77,820	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$115,242	11.200%	$46,302	4.500%	$66,881	6.500%

Since the formation of the Company in 2011, our assets have grown by 51.4% ($567.1 million), while our stockholders’ equity has grown by 31.0% ($27.5 million, including $24.9 million in retained earnings). The growth in assets has pressured our capital ratios, but those ratios remain well above the well capitalized standards. In order to support the Company’s continued growth and to provide sufficient resources to expand our holdings, the Board has approved the issuance of an additional $5.0 million in common stock. During September 2015, an additional $2.7 million in stock was issued under this initiative. During October 2015, $170.9 thousand more was issued.

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

A summary of financial instruments with off-balance-sheet risk at March 31, 2016, and December 31, 2015, is as follows:

	March 31, 2016	December 31, 2015
Commitments to extend credit	$129,898	$153,412

Letters of credit:
Standby letters of credit	$52,025	$49,256
Commercial letters of credit	4,026	6,546
Total letters of credit	$56,051	$55,802

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

The Bank considers its standby and commercial letters of credit to be payment guarantees. At March 31, 2016, the maximum undiscounted future payments that the Bank could be required to make for all outstanding letters of credit were $56.1 million. All of these arrangements mature within one year. The Bank has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized; however, several are unsecured. The Bank had recorded $13.5 thousand in liabilities associated with these guarantees at March 31, 2016.

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

A valuation allowance of $2.7 million has been provided at March 31, 2016, to reduce the deferred tax asset because, in management’s opinion, it is more likely than not that less than the entire amount will be realized. The portion of the deferred tax asset with valuation allowance is attributable to a net operating loss carry forward from the Bank’s CNMI operations. The benefit of the net operating loss has already been realized as a result of the Guam income tax code.

The difference between the effective income tax expense and the income tax expense computed at the Guam statutory rate was due to nontaxable interest income earned on loans to the Government of Guam for each of the years ended December 31, 2015 and 2014.

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

Level 2:

Valuation is based on inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. The valuation may be based on quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

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

Financial assets measured at fair value on a recurring basis as of March 31, 2016, and December 31, 2015, are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At March 31, 2016
U.S. treasury notes and bonds	$93,555	$-	$-	$93,555
U.S. government agency and sponsored enterprise (GSE) debt securities	-	-	-	-
U.S. government agency pool securities	-	93,809	-	93,809
U.S. government agency or GSE mortgage-backed securities	-	68,879	-	68,879
Other assets:
Mortgage servicing rights	-	-	1,561	1,561
Total	$93,555	$162,688	$1,561	$257,804

At December 31, 2015
U.S. treasury notes and bonds	$106,022	$-	$-	$106,022
U.S. government agency and sponsored enterprise (GSE) debt securities	-	-	-	-
U.S. government agency pool securities	-	50,904	-	50,904
U.S. government agency or GSE mortgage-backed securities	-	70,609	-	70,609
Other assets:
Mortgage servicing rights	-	-	1,462	1,462
Total	$106,022	$121,513	$1,462	$228,997

There were no liabilities measured at fair value on a recurring basis as of March 31, 2016, and December 31, 2015.

During the three-month periods ended March 31, 2016, and March 31, 2015, the changes in Level 3 assets measured at fair value on a recurring basis are as follows:

	March 31, 2016	March 31, 2015
Beginning balance	$1,462	$1,405
Realized and unrealized net gains:
Included in net income	64	21
Included in other comprehensive income	-	-
Purchases, issuance and settlements
Purchases	-	-
Issuances	35	63
Settlements	-	-
Ending balance	$1,561	$1,489

The valuation technique used for Level 3 MSRs is their discounted cash flow. Inputs considered in determining Level 3 pricing include the anticipated prepayment rates, discount rates, and cost to service. Significant increases or decreases in any of those inputs in isolation would result in a significantly lower or higher fair value measurement.

The following table presents quantitative information about the valuation technique and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring basis.

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs
March 31, 2016
Financial instrument:
MSRs	$1,561	Discounted Cash Flow	Discount Rate	6.08% - 9.25%
			Weighted Average Prepayment Rate (Public Securities Association)	120%

There were no transfers into or out of the Bank’s Level 3 financial assets for the periods ended March 31, 2016, and December 31, 2015.

Fair Value on a Nonrecurring Basis

Under certain circumstances, the Bank makes adjustments to fair value for assets and liabilities even though they are not measured at fair value on an ongoing basis. The following table presents the financial instruments carried on the consolidated statements of condition by caption and by level in the fair value hierarchy at March 31, 2016, and December 31, 2015, for which a nonrecurring change in fair value has been recorded:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2016
Loans, net
Impaired loans	$-	$-	$-	$-

Other assets
Other real estate owned	$-	$-	$3,267	$3,267

December 31, 2015
Loans, net
Impaired loans	$-	$-	$5	$5

Other assets
Other real estate owned	$-	$-	$3,460	$3,460

The fair value of loans subject to write downs is estimated using the appraised value of the underlying collateral, discounted as necessary due to management’s estimates of changes in economic conditions, less the estimated costs of selling the assets. During the quarter ended March 31, 2016, no loans were written down as being collateral deficient from their carrying value.

Additionally, the Bank also makes adjustments to nonfinancial assets and liabilities even though they are not measured at fair value on an ongoing basis. The Bank does not have nonfinancial assets or liabilities for which a nonrecurring change in fair value has been recorded during the periods ended March 31, 2016, and December 31, 2015.

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

Federal Home Loan Bank Stock

The Bank is a member of the Federal Home Loan Bank of Des Moines (“FHLB”).  As a member, we are required to own stock of the FHLB, the amount of which is based primarily on the level of our borrowings from that institution.  We also have the right to acquire additional shares of stock in the FHLB; however, to date, we have not done so.  The fair value of the FHLB stock is equal to its carrying amount, is classified as restricted securities and is periodically evaluated for impairment based on our assessment of the ultimate recoverability of our investment in that stock.  Any cash or stock dividends paid to us on such stock are reported as income.

Investment Securities

When quoted prices are available in an active market, the Bank classifies the securities within Level 1 of the valuation hierarchy. Level 1 securities include U.S. Treasury notes and bonds.

If quoted market prices are not available, the Bank estimates fair values using pricing models and discounted cash flows that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, and credit spreads. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include U.S. GSE obligations, U.S. government agency pool securities, and other securities. Mortgage-backed securities are included in Level 2 if observable inputs are available. In certain cases where there is limited activity or less transparency around inputs to the valuation, the Bank would classify those securities in Level 3. At March 31, 2016, and December 31, 2015, the Bank did not have any Level 3 investment securities.

Loans

For variable-rate loans that re-price frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for nonperforming loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable. Loans are classified in Level 3.

Mortgage Servicing Rights

The fair value of MSRs is determined using models which depend on estimates of prepayment rates and resultant weighted average lives of the MSRs and option-adjusted interest rate spread levels. MSRs are classified in Level 3.

Deposit Liabilities

The fair values disclosed for demand deposits (for example, interest and non-interest checking, passbook savings and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies current market interest rates on comparable instruments to a schedule of aggregated expected monthly maturities on time deposits. Deposit liabilities are classified in Level 3.

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

Fair Value of Other Financial Instruments

The estimated fair values of the Bank’s financial instruments, excluding those assets recorded at fair value on a recurring basis on the Bank’s consolidated statements of condition, are as follows:

		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
March 31, 2016
Financial assets:
Cash and cash equivalents	$158,671	$158,671	$-	$-
Restricted cash	400	400	-	-
Federal Home Loan Bank stock	1,855	-	1,855	-
Investment securities held-to-maturity	98,590	-	101,607	-
Loans	1,095,618	-	-	1,088,095
Total	$1,355,134	$159,071	$103,462	$1,088,095

Financial liabilities:
Deposits	1,543,791	-	-	1,535,642
Total	$1,543,791	$-	$-	$1,535,642

December 31, 2015
Financial assets:
Cash and cash equivalents	$100,799	$100,799	$-	$-
Restricted cash	400	400	-	-
Federal Home Loan Bank stock	1,762	-	1,762	-
Investment securities held-to-maturity	100,519	-	101,924	-
Loans	1,054,250	-	-	1,046,589
Total	$1,257,730	$101,199	$103,686	$1,046,589

Financial liabilities:
Deposits	$1,422,671	$-	$-	$1,416,843
Total	$1,422,671	$-	$-	$1,416,843

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of the Company and its wholly-owned subsidiaries, the Bank and BGIIS. This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of operations. This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes presented elsewhere in this Quarterly Report.

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

In August 2015, the Company chartered a second subsidiary, BankGuam Investment and Insurance Services (“BGIIS”), in an effort to enhance the options and opportunities of our customers to build future income and wealth. BGIIS was capitalized during the first quarter of 2016, and should be in full operation by the end of September 2016.

Other than holding the shares of the Bank and BGIIS, the Company conducts no significant activities, although it is authorized, with the prior approval of its principal regulator, the Board of Governors of the Federal Reserve System, to engage in a variety of activities related to the business of banking. Currently, substantially all of the Company’s operations are conducted and substantially all of the assets are owned by the Bank, which accounts for substantially all of our consolidated revenues, expenses and operating income. The Bank’s headquarters is located in Hagåtña, Guam, and the Bank provides a variety of financial services to individuals, businesses and government entities through its branch network. The Bank’s primary deposit products are demand deposits, savings and time certificates of deposit, and its primary lending products are consumer, commercial and real estate loans. The Bank also provides many other financial services to its customers.

Summary of Operating Results

The following table provides unaudited comparative information with respect to our results of operations for the three-month period ended March 31, 2016 and 2015, respectively:

	Three Months Ended March 31,
	2016 Amount	2015 Amount	% Change
Interest income	$17,936	$16,855	6.4%
Interest expense	463	516	-10.3%
Net interest income before provision for loan losses	17,473	16,339	6.9%
Provision for loan losses	1,145	1,125	1.8%
Net interest income after provision for loan losses	16,328	15,214	7.3%
Non-interest income	2,859	2,137	33.8%
Non-interest expense	15,160	13,961	8.6%
Income before income taxes	4,027	3,390	18.8%
Income tax expense	1,108	903	22.7%
Net income	$2,919	$2,487	17.4%

Net income per common share
Basic net income	$0.32	$0.28
Diluted net income	$0.32	$0.28

As the above table indicates, our net income increased in the three months ended March 31, 2016, as compared to the corresponding period in 2015. In the three months ended March 31, 2016, we recorded net income after taxes of $2.9 million, an increase of $432 thousand (or 17.4%) as compared to the same period in 2015. These results were most significantly impacted by: (i) higher net interest income, which increased by $1.1 million, supplemented by an increase of $722 thousand in non-interest income; and, (ii) an increase of $1.2 million in non-interest expense. The increase in net interest income was due to an increase in total interest income of $1.1 million, generated primarily by an increase of $891 thousand in earnings on our loan portfolio, and the reduction in total interest expense by $53 thousand that resulted from the fully realized effect of paying lower interest rates on money market and savings accounts during 2016 than in 2015. The increase in non-interest expenses in the three months ended March 31, 2016, as compared to the same period in 2015, was largely attributed to an increase in salaries and employee benefits expenses, which went up by $617 thousand, an increase of $226 thousand in equipment and depreciation expenses, and an increase of general, administrative and other expenses of $212 thousand.

The following table shows the decrease in our net interest margin, but also indicates the impact that the increase in our earning assets in the three-month period ended March 31, 2016, had on our annualized returns on average assets and average equity during that period, as compared to the first three months of 2015, despite the lower net interest margin:

	Three Months Ended March 31,
	2016	2015
Net interest margin	4.51%	4.64%
Return on average assets	0.72%	0.67%
Return on average equity	10.20%	9.60%

Critical Accounting Policies

The Company’s significant accounting policies are set forth in Note 2 in the Notes to the Company’s Annual Report on Form 10-K for 2015 filed with the SEC on March 14, 2016, and Note 2 of Item 1 in this report. Our unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and general practices in the banking industry. Certain of those accounting policies are considered critical accounting policies because they require us to make assumptions and judgments regarding circumstances or trends that could affect the carrying values of our material assets, such as assumptions regarding economic conditions or trends that could impact our ability to fully collect our outstanding loans or ultimately realize the carrying values of certain of our other assets, such as securities that are available for sale. If adverse changes were to occur in the events, trends or other circumstances on which our assumptions or judgments have been based, or other unanticipated events were to happen that might affect our operating results, it could become necessary under GAAP for us to reduce the carrying values of the affected assets in our Statement of Condition. In addition, because reductions in the carrying values of assets are sometimes effectuated by or require charges to income, such reductions also may have the effect of reducing our income. The following is a brief description of the Company’s current accounting policies involving significant valuation judgments:

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

Other Real Estate Owned

Real estate and other property acquired in full or partial settlement of loan obligations is referred to as other real estate owned (“OREO”). OREO is originally recorded in the Bank’s unaudited condensed financial statements at fair value of the collateral property, less any estimated costs to sell the underlying assets. When property is acquired through foreclosure or surrendered in lieu of foreclosure, the Bank measures the fair value of the property acquired against its recorded investment in the loan. If the fair value of the property at the time of acquisition is less than the recorded investment in the loan, the difference is charged to the allowance for loan losses. Any subsequent fluctuations in the fair value of the OREO are recorded against a valuation allowance for other real estate owned, established through a charge to non-interest expense. All related operating or maintenance costs are charged to non-interest expense as incurred. Any subsequent gains or losses on the sale of OREO are recorded in other income or expense as incurred.

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

The following table sets forth our interest income, interest expense and net interest income, and our annualized net interest margin for the three-month periods ended March 31, 2016 and 2015, respectively:

	Three months ended March 31,
	2016	2015	% Change
Interest income	$17,936	$16,855	6.41%
Interest expense	463	516	-10.27%
Net interest income	$17,473	$16,339	6.94%

Net interest margin	4.51%	4.64%	-0.13%

Net interest income increased by 6.9% for the three months ended March 31, 2016, as compared to the corresponding period in 2015.

For the three months ended March 31, 2016, net interest income rose by $1.1 million as compared to the same period in 2015. Total interest income increased by $1.1 million, principally because of an $891 thousand increase in interest earned on loans, supplemented by a $125 thousand increase in interest income from investment securities. Net interest income was also increased as the result of a $53 thousand decrease in total interest expense. The reduction in our net interest margin was the result of a 0.20% decrease in the yield on a substantially larger average loan portfolio.

Average Balances

Distribution, Rate and Yield

The following table sets forth information regarding our average balance sheet, annualized yields on interest-earning assets and interest rates on interest-bearing liabilities, the interest rate spread and the interest rate margin for the three-month periods ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016			2015
	Average Balance	Interest Earned/Paid	Average Yield/Rate	Average Balance	Interest Earned/Paid	Average Yield/Rate
Interest earning assets:
Short term investments[1]	$116,608	$103	0.35%	$100,948	$35	0.14%
Federal Funds sold	-	-	-	5,000	2	0.12%
Investment Securities²	343,211	1,201	1.40%	304,192	1,077	1.42%
Loans³	1,090,331	16,632	6.10%	999,651	15,741	6.30%
Total earning assets	1,550,150	17,936	4.63%	1,409,791	16,855	4.78%
Noninterest earning assets	75,944			68,863
Total Assets	$1,626,094			$1,478,654

Interest-bearing liabilities:
Interest-bearing checking accounts	$183,607	$52	0.11%	$143,074	$40	0.11%
Money market and savings accounts	820,638	371	0.18%	776,910	435	0.22%
Certificates of deposit	44,478	37	0.33%	51,769	41	0.32%
Other borrowings	100	3	3.00%	-	-	0.00%
Total interest-bearing liabilities	1,048,823	463	0.18%	971,753	516	0.21%
Non-interest bearing liabilities	462,760			403,230
Total Liabilities	1,511,583			1,374,983
Stockholders’ equity	114,511			103,671
Total Liabilities and Stockholders’ Equity	$1,626,094			$1,478,654

Net interest income		$17,473			$16,339

Interest rate spread			4.45%			4.57%
Net interest margin			4.51%			4.64%

(¹)	Short term investments consist of interest-bearing deposits that we maintain with other financial institutions.
(2)	Includes all investment securities in the Available-for-Sale and the Held-to-Maturity classifications.
(3)	Loans include the average balance of non-accrual loans.

For the three months ended March 31, 2016, our total average earning assets increased by $140.4 million as compared to the same period in 2015, attributed to the $90.7 million increase in our average loan portfolio, the $39.0 million increase in our investment securities portfolio and the $15.7 million increase in average short term investments, partially offset by the elimination of $5.0 million in Federal Funds sold. The overall year-over-year growth in our average earning assets was the result of continued growth in our deposit base and an increase in non-interest bearing liabilities, supplemented by growth in our average stockholders’ equity. In the twelve-month period ended March 31, 2016, average total interest-bearing liabilities increased by $77.1 million in comparison to the first quarter of 2015, comprised of an increase in average interest-bearing checking accounts by $40.5 million and a $43.7 million increase in average interest-bearing money market and savings accounts that resulted from improvements in the level of economic activity in the island markets that we serve, and also reflects a transfer of $7.3 million in average interest-bearing government time deposits to demand deposit accounts. The additional increase of $59.5 million in average non-interest bearing liabilities, primarily in traditional checking accounts, resulted in an overall increase of $136.6 million in average total liabilities. At the end of the first quarter of 2016, average stockholders’ equity increased by $10.8 million (10.5%) in comparison to the year-earlier date.

Our net interest rate spread decreased by 0.12% and our net interest margin decreased by 0.13% in the three months ended March 31, 2016, as compared to the same period in 2015. The decrease in our interest rate spread is primarily attributed to the 0.15% decrease in the average yield on our interest earning assets, predominantly due to the 0.20% decrease in the yield on our heavily-weighted $1.09 billion average loan portfolio, partially offset by the 0.21% increase in the yield on our much smaller $116.6 million in average short term investments. The decrease in our average yields was modestly supplemented by the 0.04% decrease in our average cost of interest-bearing liabilities. The 0.13% decrease in our net interest margin resulted from the 9.96% increase in our average total interest-earning assets significantly exceeding the 6.96% increase in our net interest income.

Provision for Loan Losses

We maintain allowances to provide for possible loan losses that occur from time to time as a normal part of the banking business. As more fully discussed in Note 5 of the notes to the unaudited condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q, an allowance for loan losses has been established by management in order to provide for those loans, which for a variety of reasons, may not be repaid in their entirety. The allowance is maintained at a level considered by management to be adequate to provide for probable losses during the holding period of the loan and is based on methodologies applied on a consistent basis with the prior year. Management’s review of the adequacy of the allowance includes, among other things, loan growth, changes in the composition of the loan portfolio, an analysis of past loan loss experience and management’s evaluation of the loan portfolio under current economic conditions.

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

If management determines that it is necessary to increase the allowance for loan losses, a provision for loan losses is taken from current interest income and assigned to the allowance. For the three-month period ended March 31, 2016, the Bank’s provision for loan losses was $1.1 million, which was $20 thousand higher than during the corresponding period of 2015. Management believes that the provision for loan losses was sufficient to provide for the incremental adjustment to the risk of loss inherent with the increase in our gross loan portfolio by $41.3 million, from $1.07 billion at December 31, 2015, to $1.11 billion at March 31, 2016. By comparison, we recorded net loan charge-offs of $1.2 million for the three-month period ended March 31, 2016, and the allowance for loan losses at March 31, 2016, stood at $14.1 million or 1.27% of total gross loans outstanding as of the balance sheet date. See “Analysis of Allowance for Loan Losses” in the Financial Condition Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Non-Interest Income

The table below represents the major components of non-interest income and the changes therein for the three-month periods ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016 Amount	2015 Amount	Amount Change	Percent Change
Service charges and fees	$1,433	$1,018	$415	40.8%
Investment securities losses, net	9	(34)	43	-126.5%
Income from merchants	256	68	188	276.5%
Income from cardholders	265	384	(119)	-31.0%
Trustee fees	137	70	67	95.7%
Other income	759	631	128	20.3%
Total non-interest income	$2,859	$2,137	$722	33.8%

For the three months ended March 31, 2016, non-interest income totaled $2.9 million, which represented a substantial increase of $722 thousand as compared to the same period in 2015. The growth is primarily attributed to the $415 thousand increase in income from service charges and fees, most of which was due to a new fee applied to low-balance savings accounts, supplemented by an increase of $188 thousand in income from merchants and an increase of $128 thousand in other income, partially offset by a $119 thousand decrease in income from cardholders.

Non-interest Expense

The table below represents the major components of non-interest expense and the changes for the three-month periods ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016 Amount	2015 Amount	Amount Change	Percent Change
Salaries & employee benefits	$7,414	$6,797	$617	9.08%
Occupancy	1,542	1,646	(104)	-6.32%
Equipment and depreciation	1,707	1,481	226	15.26%
Insurance	399	423	(24)	-5.67%
Telecommunications	399	364	35	9.62%
FDIC insurance assessment	325	315	10	3.17%
Professional services	586	460	126	27.39%
Contract services	441	404	37	9.16%
Other real estate owned	1	18	(17)	-94.44%
Stationery & supplies	219	166	53	31.93%
Training & education	199	171	28	16.37%
General, administrative & other	1,928	1,716	212	12.35%
Total Non-Interest Expense	$15,160	$13,961	$1,199	8.59%

For the three months ended March 31, 2016, non-interest expense totaled $15.2 million, which represented a $1.2 million increase as compared to the same period in 2015. The increase is primarily attributed to the $617 thousand increase in salaries and employee benefits, supplemented by a $226 thousand increase in equipment & depreciation expense, a $212 thousand increase in general, administrative and other expenses and a $126 thousand increase in professional services expense. The increase in salaries and employee benefits was due to normal, recurring merit increases in salaries and an increase in the number of full-time equivalent employees needed to accommodate the growth of the Bank. The increase in equipment & depreciation expense resulted primarily from higher computer and equipment maintenance costs, and the increase in general, administrative and other expenses and in professional services expenses reflect normal variability in these two expense categories.

Income Tax Expense

For the three months ended March 31, 2016, the Bank recorded income tax expense of $1.1 million. This compares to the $903 thousand in income tax expenses recorded for the corresponding period in 2015. The primary cause of this increase was the rise in pre-tax net income of $637 thousand.

Financial Condition

Assets

As of March 31, 2016, total assets were $1.67 billion, an increase of 8.2% from the $1.54 billion at December 31, 2015. This $126.1 million increase was comprised of the $57.9 million growth in total cash and cash equivalents, the $41.4 million increase in our net loan portfolio, the $26.9 million increase in our investment portfolio and the $649 thousand increase in accrued interest receivable. These increases were partially offset by a decrease of $802 thousand in our other assets. The shift in the composition of our assets toward cash and cash equivalents (+3.0% of total assets) and away from net loans (-2.7% of total assets) was the result of the difficulty in quickly converting the rapid increase in our deposit base (+8.5%) and other liabilities (+8.8%) into prudent, higher-yielding loans, as well as an increase in our liquidity funding needs due to the anticipated outflow of a significant portion of those new deposits. The overall $126.1 million increase in total assets was funded by an increase of $121.1 million in total deposits and an $822 thousand increase in other liabilities, and resulted in a $4.1 million increase in total stockholders’ equity.

Interest-Earning Assets

The following table sets forth the composition of our interest-earning assets at March 31, 2016, as compared to December 31, 2015:

	March 31, 2016	December 31, 2015	Variance
Interest-earning deposits with financial institutions (including restricted cash)	$134,710	$72,663	$62,047
Federal Home Loan Bank stock, at cost	1,855	1,762	93
Investment securities available for sale	256,243	227,535	28,708
Investment securities held to maturity	98,590	100,519	(1,929)
Loans, gross	1,111,906	1,070,588	41,318
Total interest-earning assets	$1,603,304	$1,473,067	$130,237

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

A summary of the balances of loans at March 31, 2016, and December 31, 2015, follows:

	March 31, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
Commercial
Commercial & industrial	$245,973	22.1%	$233,351	21.8%
Commercial mortgage	445,970	40.1%	420,049	39.2%
Commercial construction	65,534	5.9%	62,415	5.8%
Total commercial	757,477	68.1%	715,815	66.9%
Consumer
Residential mortgage	142,020	12.8%	144,007	13.5%
Home equity	569	0.1%	628	0.1%
Automobile	27,812	2.5%	26,541	2.5%
Other consumer loans[1]	184,028	16.6%	183,597	17.1%
Total consumer	354,429	31.9%	354,773	33.1%
Gross loans	1,111,906	100.0%	1,070,588	100.0%
Deferred fee (income) costs, net	(2,165)		(2,179)
Allowance for loan losses	(14,123)		(14,159)
Loans, net	$1,095,618		$1,054,250
[1]	Comprised of other revolving credit, installment loans, and overdrafts.

At March 31, 2016, total gross loans increased by $41.3 million to $1.11 billion from $1.07 billion at December 31, 2015. The increase in loans was largely attributed to a $41.7 million increase in commercial loans to $757.5 million at March 31, 2016, from $715.8 million at December 31, 2015. The increase in commercial loans was due to the $25.9 million increase in commercial mortgage loans, the $12.6 million increase in commercial & industrial loans and the $3.1 million increase in our commercial construction portfolio. There was a $344 thousand decrease in consumer loans to $354.4 million at March 31, 2016, up from $354.8 million at December 31, 2015. The decrease in consumer loans was due to the $2.0 million decline in residential mortgage loans, partially offset by the $1.3 million growth in automobile loans and the $431 thousand rise in other consumer loans.

At March 31, 2016, loans outstanding were comprised of approximately 68.61% variable rate loans and 31.39% fixed rate loans.

Since it first opened in 1972, the Bank has expanded its operations and its branch network, first in Guam, then in the other islands of our region and in San Francisco, California. In the interests of enhancing performance and stability through market and industry diversification, the Bank has increased its focus on growth in the San Francisco area in recent years, adding personnel with experience and expertise in the Bay Area. The following table provides figures for loans, net of allowance and deferred fees, in the Bank’s administrative regions for the years ending December 31, 2013 and 2014, and the quarter ending March 31, 2016:

	December 31,		March 31,
	2014	2015	2016
Guam	$631,889	$671,579	$703,559
Commonwealth of the Northern Mariana Islands	$66,055	$71,975	$73,140
The Freely Associated States of Micronesia *	$47,227	$56,301	$56,190
California	$222,222	$254,395	$262,729
Total	$967,393	$1,054,250	$1,095,618
*	The Freely Associated States (FAS) are comprised of the Federated States of Micronesia (Chuuk, Kosrae, Pohnpei and Yap), the Republic of Palau and the Republic of the Marshall Islands.

As the table indicates, the Bank’s total net loans increased by 3.9% during the first three months of 2016 and by 9.0% during 2015. By way of comparison, loans in the California region increased by 3.3% during the first three months of 2016 and by 14.5% during 2015. While the Bank’s overall loan portfolio continues to grow, the California region accounted for 37.0% of that growth during 2015, and 20.1% of loan growth for the three months ended March 31, 2016, providing continued support for the expansion of the Bank. Guam and the CNMI contributed 77.3% and 2.8% of first quarter 2016 loan growth, respectively, slightly offset by a nominal reduction in loans outstanding in the FAS.

Interest-Earning Deposits and Investment Securities

In the current lending and interest rate environment, and in order to maintain sufficient liquidity in the ordinary course of business and in anticipation of two large, scheduled withdrawals, the Bank held $134.3 million in unrestricted interest-earning deposits with financial institutions at March 31, 2016, an increase of $62.0 million, or 85.9%, from the $72.3 million in such deposits at December 31, 2015. From December 31, 2015, to March 31,

2016, the Bank’s combined investment portfolio increased by $26.9 million, or 8.1%, from $329.8 million to $356.7 million. The growth in the investment portfolio was comprised of a $28.7 million increase in the available-for-sale securities that we hold, which rose by 12.6%, from $227.5 million to $256.2 million, partially offset by a $1.9 million decrease in held-to-maturity securities, which declined by 1.9%, from $100.5 million to $98.6 million; there was a nominal increase in our holdings of Federal Home Loan Bank stock by $93 thousand, or 5.3%.

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

The following table contains information regarding our nonperforming assets as well as restructured loans as of March 31, 2016, and December 31, 2015.

	March 31, 2016	December 31, 2015
Non-accrual loans:
Commercial & industrial	$1,450	$1,334
Commercial mortgage	8,598	8,744
Residential mortgage	7,458	7,245
Home equity	36	37
Other consumer[1]	132	123
Total non-accrual loans	$17,674	$17,483

Loans past due 90 days and still accruing:
Commercial & industrial	$-	$-
Commercial mortgage	-	-
Commercial construction	-	-
Residential mortgage	-	175
Home equity	-	-
Automobile	67	59
Other consumer[1]	1,597	1,397
Total loans past due 90 days and still accruing	$1,664	$1,631
Total nonperforming loans	$19,338	$19,114

Other real estate owned (OREO):
Commercial real estate	$2,893	$2,973
Residential real estate	374	487
Total other real estate owned	$3,267	$3,460

Other nonperforming assets:
Other assets owned	$-	$-
Asset backed security	-	-
Total other nonperforming assets	$-	$-
Total nonperforming assets	$22,605	$22,574

Restructured loans:
Accruing loans	$87	$88
Non-accruing loans (included in nonaccrual loans above)	8,200	8,318
Total restructured loans	$8,287	$8,406
[1]	Comprised of other revolving credit, installment loans, and overdrafts.

The above table indicates that nonperforming loans increased by $224 thousand during the three months ended March 31, 2016, which resulted from the increase in total non-accrual loans by $191 thousand, from $17.5 million to $17.7 million, and the increase in total loans past due 90 days and still accruing by $33 thousand to $1.7 million, up from $1.6 million at December 31, 2015. The increase in total loans past due 90 days and still accruing was primarily due to the $200 thousand rise in other consumer loans in this category, partially offset by the $175 thousand decrease in past due, accruing residential loans. The increase is total non-accrual loans is attributed to a rise in non-accrual residential mortgages by $213 thousand and an increase in non-accrual commercial & industrial loans by $116 thousand, partially offset by a decline in non-accrual commercial mortgage loans by $146 thousand.

At March 31, 2016, the Bank’s largest nonperforming loans consisted of three commercial real estate mortgage loan relationships in the amount of $6.8 million, all of which are located in Guam and secured by real estate. These loans were placed on non-accrual due to deficiencies in the underlying cash flow to service the monthly loan payments and meet operating expenses. At this time, management believes that the collateral and the allowance for loan losses are adequate to cover these loans; however, should property values deteriorate, additional write-downs or additional provisions may be necessary.

Analysis of Allowance for Loan Losses

The allowance for loan losses was $14.1 million, or 1.27% of outstanding gross loans as of March 31, 2016, as compared to $14.2 million, or 1.32% of outstanding gross loans at December 31, 2015.

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

Management determines the allowance for the classified loan portfolio and for non-classified loans by applying a percentage loss estimate that is calculated based on the above noted factors and trends. Management normally writes down impaired loans after determining the loans’ credit and collateral fair value. Our analysis of the adequacy of the allowance incorporates the provisions made for our non-classified loans and classified loans.

During the first three months of 2016 and as detailed above in Note 5, under Credit Quality, a net $1.7 million in commercial loans aged from the 31 – 60 day delinquent category to the 61 – 90 day category. This was primarily due to two loans, the first in the amount of $925 thousand and the second for $400 thousand. Subsequent to March 31, 2016, and prior to the filing of this Quarterly Report on Form 10-Q, the underlying collateral for the first loan was sold to a different borrower, which removed this loan from the delinquent category while simultaneously removing the same loan from its former credit quality rating of special mention.  The second loan had been delayed in the process of renewal pending the receipt by the Bank of updated financial statements and flood insurance documentation from the borrower, but subsequent to March 31, 2016, and prior to the filing of this Quarterly Report, the required documents were received and the second loan was renewed. The Bank does not anticipate any future delinquencies in either of these loans.

While management believes it uses the best information available for calculating the allowance, the results of operation could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance. The current qualitative and quantitative factors used to calculate the allowance are inherently subjective. The estimates and assumptions are subject to changes in economic prospects and regulatory guidelines, and other circumstances over which management has no control. The allowance may prove in the future to be insufficient to cover all of the losses the Bank may incur and it may be necessary to increase the allowance from time to time as a result of monitoring the adequacy of the allowance for loan losses.

The following table summarizes the changes in our allowance for loan losses.

	Commercial	Residential Mortgages	Consumer	Total
Three Months Ended March 31, 2016
Allowance for loan losses:
Balance at beginning of period	$6,890	$1,853	$5,416	$14,159
Charge-offs	(206)	(72)	(1,183)	$(1,461)
Recoveries	(4)	1	283	$280
Provision	(43)	183	1,005	$1,145
Balance at end of period	$6,637	$1,965	$5,521	$14,123

Allowance balance at end of quarter related to:
Loans individually evaluated for impairment	$-	$-	$-	$-
Loans collectively evaluated for impairment	$6,637	$1,965	$5,521	$14,123

Loan balances at end of quarter:
Loans individually evaluated for impairment	$10,114	$7,514	$133	$17,761
Loans collectively evaluated for impairment	747,363	135,075	211,707	1,094,145
Ending Balance	$757,477	$142,589	$211,840	$1,111,906

Year Ended December 31, 2015
Allowance for loan losses:
Balance at beginning of period	$5,538	$1,590	$5,398	$12,526
Charge-offs	(222)	(9)	(4,026)	$(4,257)
Recoveries	98	32	1,272	$1,402
Provision	1,476	240	2,772	$4,488
Balance at end of period	$6,890	$1,853	$5,416	$14,159

Allowance for loan losses:
Loans individually evaluated for impairment	$-	$-	$-	$-
Loans collectively evaluated for impairment	$6,890	$1,853	$5,416	$14,159

Loan balances at end of year:
Loans individually evaluated for impairment	$10,146	$7,303	$122	$17,571
Loans collectively evaluated for impairment	705,669	137,332	210,016	1,053,017
Ending Balance	$715,815	$144,635	$210,138	$1,070,588

The Bank recorded a negative provision for commercial loan losses during the three months ended March 31, 2016. This negative provision was the result of the charge-down of two separate loans funded under a government loan guarantee program. Both of these loans were charged down to the government’s remaining guaranteed portion, so the Bank does not expect any future losses on either of these loans.

Total Cash and Cash Equivalents

Total cash and cash equivalents were $158.7 million and $100.8 million at March 31, 2016, and December 31, 2015, respectively. This balance, which is comprised of cash and due from bank balances, Federal Funds sold and interest-bearing deposits that we maintain at other financial institutions (including the Federal Reserve Bank of San Francisco, but excepting restricted cash) will vary depending on daily cash settlement activities, the amount of highly liquid assets needed based on known events such as the repayment of borrowings and scheduled withdrawals, and actual cash on hand in the Bank’s branches. The increase in the balance during the period was primarily attributed to the receipt of large deposits from two relationships totaling approximately $38.0 million for the acquisition of a commercial building and for the upgrade of a hotel facility. It should be noted that the balance of Federal Funds sold was reduced to $0.0 million during 2015 because a higher yield on these assets was available from the Federal Reserve Bank.

The following table sets forth the composition of our cash and cash equivalent balances at March 31, 2016, and December 31, 2015:

	March 31, 2016	December 31, 2015	Variance
Cash and due from banks	$24,361	$28,536	$(4,175)
Interest-bearing deposits with financial institutions	134,310	72,263	62,047
Total cash and cash equivalents	$158,671	$100,799	$57,872

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

At March 31, 2016, the carrying value of the investment securities portfolio (excluding Federal Home Loan Bank stock) totaled $354.8 million, which represents a $26.8 million increase from the portfolio balance of $328.1 million at December 31, 2015. The table below sets forth the composition of our investment securities portfolio at March 31, 2016, and December 31, 2015:

The amortized cost and fair value of investment securities, with gross unrealized gains and losses, follows:

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$92,545	$1,010	$-	$93,555
U.S. government agency pool securities	94,725	52	(968)	93,809
U.S. government agency or GSE mortgage-backed securities	68,919	187	(227)	68,879
Total	$256,189	$1,249	$(1,195)	$256,243
Securities Held-to-Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$44,706	$1,941	$-	$46,647
U.S. government agency pool securities	15,513	26	(89)	15,450
U.S. government agency or GSE mortgage-backed securities	38,371	1,139	-	39,510
Total	$98,590	$3,106	$(89)	$101,607

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$107,070	$-	$(1,048)	$106,022
U.S. government agency pool securities	51,808	30	(934)	50,904
U.S. government agency or GSE mortgage-backed securities	71,562	44	(997)	70,609
Total	$230,440	$74	$(2,979)	$227,535
Securities Held-to-Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$44,638	$1,055	$(116)	$45,577
U.S. government agency pool securities	16,035	31	(47)	16,019
U.S. government agency or GSE mortgage-backed securities	39,846	613	(131)	40,328
Total	$100,519	$1,699	$(294)	$101,924

At March 31, 2016, and December 31, 2015, investment securities with a carrying value of $209.4 million and $202.8 million, respectively, were pledged to secure various government deposits and other public requirements.

The amortized cost and fair value of investment securities by contractual maturity at March 31, 2016, and December 31, 2015, follows:

	March 31, 2016
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$-	$-	$-	$-
Due after one but within five years	97,606	98,611	49,262	50,989
Due after five but within ten years	18,398	18,270	25,714	26,833
Due after ten years	140,185	139,362	23,614	23,785
Total	$256,189	$256,243	$98,590	$101,607

	December 31, 2015
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$-	$-	$-	$-
Due after one but within five years	111,998	110,954	42,786	43,508
Due after five but within ten years	11,263	11,116	29,438	30,109
Due after ten years	107,179	105,465	28,295	28,307
Total	$230,440	$227,535	$100,519	$101,924

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at March 31, 2016, and December 31, 2015.

	March 31, 2016
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
Securities Available for Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$-	$-	$-	$-	$-	$-
U.S. government agency pool securities	(93)	33,509	(875)	29,052	(968)	62,561
U.S. government agency or GSE mortgage- backed securities	(66)	15,873	(161)	27,567	(227)	43,440
Total	$(159)	$49,382	$(1,036)	$56,619	$(1,195)	$106,001

Securities Held to Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$-	$-	$-	$-	$-	$-
U.S. government agency pool securities	(3)	2,247	(86)	9,396	(89)	11,643
U.S. government agency or GSE mortgage- backed securities	-	-	-	-	-	-
Total	$(3)	$2,247	$(86)	$9,396	$(89)	$11,643

	December 31, 2015
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
Securities Available for Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$(1,048)	$106,022	$-	$-	$(1,048)	$106,022
U.S. government agency pool securities	(51)	12,981	(883)	29,965	(934)	42,946
U.S. government agency or GSE mortgage- backed securities	(864)	52,153	(133)	14,669	(997)	66,822
Total	$(1,963)	$171,156	$(1,016)	$44,634	$(2,979)	$215,790

Securities Held to Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$(116)	$15,999	$-	$-	$(116)	$15,999
U.S. government agency pool securities	(9)	6,558	(38)	7,832	(47)	14,390
U.S. government agency or GSE mortgage- backed securities	(131)	17,935	-	-	(131)	17,935
Total	$(256)	$40,492	$(38)	$7,832	$(294)	$48,324

The Company does not believe that any of the investment securities that were in an unrealized loss position as of March 31, 2016, which comprised a total of 51 securities, were other-than-temporarily impaired. Specifically, the 51 securities are comprised of the following: 36 Small Business Administration (SBA) Pool securities and 15 mortgage-backed securities issued by the Government National Mortgage Association (GNMA).

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

Deposits

At March 31, 2016, total deposits increased by $121.1 million to $1.54 billion as compared to $1.42 billion in total deposits at December 31, 2015. Interest-bearing deposits increased by $57.1 million to $1.07 billion at March 31, 2016, up from $1.01 billion at December 31, 2015, while non-interest bearing deposits increased by $64.0 million to $477.7 million at March 31, 2016, from $413.7 million at December 31, 2015. The 8.5% increase in total deposits was primarily due to several large government deposits, improvements in general economic conditions and competitive factors.

The following table sets forth the composition of our interest-bearing deposit portfolio with the average balances and average interest rates for the three months ending March 31, 2016, and March 31, 2015, respectively:

	Three Months Ending March 31,
	2016		2015
	Average balance	Average rate	Average balance	Average rate
Interest-bearing checking accounts	$183,607	0.11%	$143,074	0.11%
Money market and savings accounts	820,638	0.18%	776,910	0.22%
Certificates of deposit	44,478	0.33%	51,769	0.32%
Total interest-bearing deposits	$1,048,723	0.18%	$971,753	0.21%

As mentioned earlier, the Bank has expanded its operations and its branch network since it first opened in 1972, first in Guam, then in the other islands of our region and in San Francisco, California. As time has passed, the Bank has gathered market share in each of the islands. In recent years, in order to diversify its geographic market, the Bank has increased its focus on growth in the San Francisco area. The following table provides figures for deposits in the Bank’s administrative regions for the years ending December 31, 2014 and 2015, and the quarter ending March 31, 2016:

	December 31,		March 31,
	2014	2015	2016
Guam	$792,378	$824,661	$885,576
Commonwealth of the Northern Mariana Islands	$230,654	$234,336	$256,534
The Freely Associated States of Micronesia *	$285,509	$314,603	$351,293
California	$46,973	$49,071	$50,388
Total	$1,355,514	$1,422,671	$1,543,791
*	The Freely Associated States (FAS) are comprised of the Federated States of Micronesia (Chuuk, Kosrae, Pohnpei and Yap), the Republic of Palau and the Republic of the Marshall Islands.

During the first three months of 2016, the Bank’s deposits increased by $121.1 million, or 8.5%, while in the full year of 2015, deposits increased by a total of $67.2 million. Our branches in Guam experienced an increase of $60.9 million in deposits during the first three months of 2016, while our FAS branches provided an additional $36.7 million and the deposits in our branches in the CNMI grew by $22.2 million. Our California region deposits continued their gradual growth, contributing an additional $1.3 million, generally due to strong economic conditions there, as well as the active expansion of the Bank through our San Francisco branch.

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

At March 31, 2016, the Company had $300.0 thousand in short-term borrowings associated with the initial capitalization of its new subsidiary, BankGuam Investment and Insurance Services, Inc. At December 31, 2015, the Company had no short-term borrowings.

Liquidity

We actively manage our liquidity to ensure that sufficient funds are available to meet our needs for cash, including cash needed to fund new loans and to accommodate deposit withdrawals and other transactions by our customers. We project future sources and uses of funds, and maintain additional liquid funds for unanticipated events. Our primary sources of cash include cash we have in deposits at other financial institutions, the repayment of loans, proceeds from the sale or maturity of investment securities, and increases in deposits. The primary uses of cash include funding new loans and making advances on existing lines of credit, purchasing investments, funding new residential mortgage loans, funding deposit withdrawals, and paying operating expenses. From time to time, we may maintain funds in overnight Federal Funds and other short-term investments to provide for short-term liquidity needs. We also have established, for contingency funding purposes, credit lines with the Federal Reserve Bank of San Francisco, the Federal Home Loan Bank-Seattle, and correspondent commercial banks in the U.S.

At March 31, 2016, our liquid assets, which include cash and due from banks, federal funds sold, interest-earning deposits with financial institutions (excluding restricted cash), and investment securities available for sale totaled $414.9 million, up $86.6 million from $328.3 million at December 31, 2015. This increase is comprised of the $62.0 million rise in interest bearing deposits in banks and the increase of $28.7 million in available for sale securities, partially offset by a $4.2 million decrease in cash and due from banks.

Contractual Obligations

The Bank utilizes facilities, equipment and land under various operating leases with terms, including renewal options, ranging from 1 to 99 years. Some of these leases include scheduled rent increases. The total amount of the rent is being debited to expense on the straight-line method over the lease terms in accordance with ASC Topic 840 “Leases”. The Bank has recorded a deferred obligation of $887 thousand and $874 thousand as of

March 31, 2016, and December 31, 2015, respectively, which has been included within other liabilities to reflect the excess of rent expense over cash paid on the leases.

At March 31, 2016, annual lease commitments under the above non-cancelable operating leases were as follows:

Years ending December 31,
2016	$800
2017	1,537
2018	1,208
2019	1,026
2020 and thereafter	20,103
Total lease commitments	$24,674

The Bank leases certain facilities from two separate entities in which two of its directors have separate ownership interests. Lease payments made to these entities during the three months ended March 31, 2016, and the twelve months ended December 31, 2015, approximated $93 thousand and $370 thousand, respectively.

Additionally, the Bank leases office space to third parties, with original lease terms ranging from 3 to 5 years with option periods ranging up to 15 years. At March 31, 2016, minimum future rents to be received under non-cancelable operating sublease agreements were $800 thousand, $1.5 million, and $1.2 million for the periods ending December 31, 2016, 2017 and, 2018, respectively.

A summary of rental activities for the three-month periods ended March 31, 2016 and 2015, is as follows:

	Three Months Ended March 31
	2016	2015
Rent expense	$632	$623
Less: sublease rentals	68	68
Net rent expense	$564	$555

Off Balance Sheet Arrangements

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

A summary of financial instruments with off-balance-sheet risk at March 31, 2016, and December 31, 2015, is as follows:

	March 31, 2016	December 31, 2015
Commitments to extend credit	$129,898	$153,412

Letters of credit:
Standby letters of credit	$52,025	$49,256
Commercial letters of credit	4,026	6,546
Total letters of credit	$56,051	$55,802

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

The Bank considers its standby and commercial letters of credit to be guarantees. At March 31, 2016, the maximum undiscounted future payments that the Bank could be required to make was $56.1 million. Almost all of these arrangements mature within one year. The Bank generally has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized; however, several that are extended to the Bank’s most creditworthy customers are unsecured. The Bank has recorded $13.5 thousand in reserve liabilities associated with commitments to extend credit and letters of credit at March 31, 2016.

Mortgage loans serviced for others are not included in the accompanying condensed consolidated statements of condition. The unpaid principal balances of mortgage loans serviced for others were $214.1 million and $213.2 million at March 31, 2016, and December 31, 2015, respectively. On March 31, 2016, and December 31, 2015, the Bank recorded mortgage servicing rights at their fair value of $1.6 million and $1.5 million, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital and the new Common Equity Tier 1 capital which took effect on January 1, 2015 (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of March 31, 2016, and December 31, 2015, the Bank met all capital adequacy requirements to which it is subject.

As of March 31, 2016, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There have been no conditions or events since the FDIC notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of March 31, 2016, and December 31, 2015, are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2016:
Total capital (to Risk Weighted Assets)	$130,708	12.218%	$92,268	8.625%	$106,977	10.000%
Tier 1 capital (to Risk Weighted Assets)	$117,327	10.967%	$70,872	6.625%	$85,582	8.000%
Tier 1 capital (to Average Assets)	$117,327	7.364%	$63,759	4.000%	$79,699	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$117,327	10.967%	$54,826	5.125%	$69,535	6.500%

At December 31, 2015:
Total capital (to Risk Weighted Assets)	$128,119	12.452%	$82,315	8.000%	$102,893	10.000%
Tier 1 capital (to Risk Weighted Assets)	$115,242	11.200%	$61,736	6.000%	$82,315	8.000%
Tier 1 capital (to Average Assets)	$115,242	7.404%	$62,256	4.000%	$77,820	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$115,242	11.200%	$46,302	4.500%	$66,881	6.500%

Since the formation of BankGuam Holding Company in 2011, our assets have grown by 51.4% ($567.1 million), while our stockholders’ equity has grown by 31.0% ($27.5 million, including $24.9 million in retained earnings). The difference between these growth rates has challenged our ability to maintain our historically strong capital ratios. In order to support the Company’s continued growth and to provide sufficient resources to expand our subsidiary holdings, our Board of Directors approved the issuance of an additional $5.0 million in common stock during its regularly scheduled meeting in June 2015. During September 2015, $2.7 million of new common stock was issued under this initiative. During October of 2015, $170.9 thousand more of this stock was issued.

Contingency Planning and Cybersecurity

The services provided by banks are crucial to the continuing performance of the economy, so it is very important that banks are able to conduct business as usual on an ongoing basis. In light of this, the Bank has developed a comprehensive business continuity plan to address whatever disruptions may directly affect customers or change internal processes, whether caused by man-made or natural events. Training in the plan components is conducted annually, and risk-based testing of the major processes and procedures within the Bank occur on a regular basis. In modern banking, technology has taken on an increasingly important role, and the Bank also has a technology recovery component incorporated into the business continuity plan that provides specific, detailed procedures for recovering quickly from any technology failure. The technology recovery procedures are actively tested, and are also implemented from time to time. The recovery time objectives for all major technological processes range from eight hours to 80 hours, enabling the Bank to maintain or resume operations with a minimum impact on its customers. As the results of testing are analyzed and as technology continues to advance, improvements are made in the Bank’s processes and procedures as the plan evolves.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2016, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s Rules and forms and is accumulated and communicated to management, including our Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Exhibit

31.01	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley At of 2002

31.02	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Statements of Condition as of March 31, 2016, and December 31, 2015, (ii) Unaudited Condensed Consolidated Statements of Income for the three months ended March 31, 2016 and 2015, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (v) Notes to Unaudited Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, BankGuam Holding Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANKGUAM HOLDING COMPANY

Date: May 11, 2016	By:	/s/ LOURDES A. LEON GUERRERO
Lourdes A. Leon Guerrero, President and Chief Executive Officer

Date: May 11, 2016	By:	/s/ FRANCISCO M. ATALIG
Francisco M. Atalig, Senior Vice President and Chief Financial Officer