Form 10-Q
period 2016-06-30
BankGuam Holding Co
filed 2016-08-08
CIK 1527383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of June 30, 2016, the registrant had outstanding 9,252,311 shares of common stock.

BANKGUAM HOLDING COMPANY

FORM 10-Q

QUARTERLY REPORT

TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION		4

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	4

	Condensed Consolidated Statements of Condition at June 30, 2016, and December 31, 2015	5

	Condensed Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015	6

	Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015	7

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015	8

	Notes to Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 4.	Controls and Procedures	48

PART II. OTHER INFORMATION		49

Item 6.	Exhibits	49

Signatures		50

Exhibit Index

Exhibit 10.01* Stock Purchase Agreement, dated May 27, 2016, by and between David J. John and the Company

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

Exhibit 101.CAL XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.DEF XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB XBRL Taxonomy Extension Labels Linkbase Document.

Exhibit 101.PRE    XBRL Taxonomy Extension Presentation Linkbase Document.

*   Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment with the Securities and Exchange Commission.

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
•

The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board and other accounting standard setting bodies;

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

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Condition

(in Thousands, Except Par Value)

	June 30, 2016	December 31, 2015
ASSETS
Cash and due from banks	$24,386	$28,536
Interest bearing deposits in banks	109,364	72,263
Total cash and cash equivalents	133,750	100,799
Restricted cash	400	400
Investment securities available-for-sale, at fair value	287,508	227,535
Investment securities held-to-maturity, at amortized cost	96,493	100,519
Federal Home Loan Bank stock, at cost	1,855	1,762
Loans, net of allowance for loan losses ($15,949 and $14,159, respectively)	1,142,389	1,054,250
Accrued interest receivable	4,656	4,098
Premises and equipment, net	17,904	17,876
Goodwill	783	783
Other assets	36,167	36,262
Total assets	$1,721,905	$1,544,284

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$456,788	$413,662
Interest bearing	1,131,630	1,009,009
Total deposits	1,588,418	1,422,671
Accrued interest payable	136	113
Subordinated debt (net)	3,449	-
Other liabilities	10,399	9,358
Total liabilities	1,602,402	1,432,142
Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock $0.2083 par value; 48,000 shares authorized; 9,284 and 9,273 shares issued and 9,252 and 9,241 shares outstanding at 6/30/16 and 12/31/15, respectively	1,935	1,933
Additional paid-in capital	19,765	19,659
Retained earnings	99,298	94,823
Accumulated other comprehensive loss	(1,206)	(3,983)
Common stock in treasury, at cost (32 shares)	(289)	(290)
Total stockholders’ equity	119,503	112,142
Total liabilities and stockholders’ equity	$1,721,905	$1,544,284

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Income

(Dollar and Share Amounts in Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest income:
Loans	$18,116	$16,267	$34,748	$32,007
Investment securities	1,249	1,147	2,451	2,224
Deposits with banks	104	51	206	87
Federal Funds sold	-	-	-	2
Total interest income	19,469	17,465	37,405	34,320
Interest expense:
Savings deposits	445	411	868	885
Time deposits	34	45	72	88
Other borrowed funds	32	-	35	-
Total interest expense	511	456	975	973
Net interest income	18,958	17,009	36,430	33,347
Provision for loan losses	1,185	1,125	2,330	2,250
Net interest income, after provision for loan losses	17,773	15,884	34,100	31,097
Non-interest income:
Service charges and fees	1,531	1,137	2,964	2,155
Investment securities gains (losses), net (reclassified from other comprehensive income)	120	5	130	(29)
Income from merchant services	511	77	767	145
Cardholders income	430	340	695	723
Trustee fees	221	162	359	232
Other income	707	689	1,466	1,321
Total non-interest income	3,520	2,410	6,381	4,547
Non-interest expenses:
Salaries and employee benefits	8,082	7,010	15,496	13,807
Occupancy	1,576	1,654	3,118	3,300
Equipment and depreciation	1,800	1,688	3,508	3,169
Insurance	413	439	813	862
Telecommunications	402	366	801	730
FDIC assessment	321	315	646	630
Professional services	579	386	1,164	846
Contract services	491	474	932	878
Other real estate owned	15	245	16	262
Stationery and supplies	265	182	484	348
Training and education	315	337	515	508
General, administrative and other	2,201	1,739	4,128	3,454
Total non-interest expenses	16,460	14,835	31,621	28,794
Income before income taxes	4,833	3,459	8,860	6,850
Income tax expense	1,427	793	2,536	1,697
Net income	$3,406	$2,666	$6,324	$5,153
Earnings per share:
Basic	$0.37	$0.30	$0.68	$0.58
Diluted	$0.37	$0.30	$0.68	$0.58
Dividends declared per share	$0.100	$0.100	$0.200	$0.200
Basic weighted average common shares	9,248	8,935	9,248	8,932
Diluted weighted average common shares	9,248	8,935	9,248	8,932

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$3,406	$2,666	$6,324	$5,153
Other comprehensive income (loss), net of tax effects:
Unrealized holding (loss) gain on available-for-sale securities arising during the period	724	(1,006)	2,687	(481)
Reclassification for (gain) loss realized on available-for- sale securities	(120)	(5)	(130)	29
Amortization of unrealized holding loss on held-to- maturity securities during the period	109	150	219	267
Total other comprehensive (loss) income	713	(861)	2,776	(185)
Total comprehensive income	$4,119	$1,805	$9,100	$4,968

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Cash Flows

(in Thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$6,324	$5,153
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,330	2,250
Depreciation	1,670	1,761
Amortization of fees, discounts and premiums	729	813
Write-down and loss (gain) on sales of other real estate owned, net	67	3
Proceeds from sales of mortgage loans held for sale	8,921	11,849
Origination of mortgage loans held for sale	(8,921)	(11,849)
Increase in mortgage servicing rights	(87)	(83)
Realized gain on sale of available-for-sale securities	(130)	29
Realized (gain) loss on sale of premises and equipment	(11)	(9)
Net change in operating assets and liabilities:
Accrued interest receivable	(557)	(129)
Other assets	(529)	(8,238)
Accrued interest payable	23	(3)
Other liabilities	4,490	4,461
Net cash provided by operating activities	14,319	6,008
Cash flows from investing activities:
Purchases of available-for-sale securities	(91,589)	(119,746)
Purchases of held-to-maturity securities	-	(3,293)
Proceeds from sales of available-for-sale securities	24,714	116,827
Maturities, prepayments and calls of available-for-sale securities	9,081	9,533
Maturities, prepayments and calls of held-to-maturity securities	4,024	4,388
Loan originations and principal collections, net	(90,170)	(56,110)
Proceeds from sales of other real estate owned	345	564
Proceeds from sales of premises and equipment	11	9
Purchases of premises and equipment	(1,698)	(1,345)
Net cash used in investing activities	(145,282)	(49,173)
Cash flows from financing activities:
Net increase in deposits	165,747	45,140
Proceeds from FHLB stock redemption	(93)	304
Proceeds from issuance of common stock	109	107
Dividends paid	(1,849)	(1,787)
Net cash provided by financing activities	163,914	43,764
Net change in cash and cash equivalents	32,951	599
Cash and cash equivalents at beginning of the period	100,799	105,908
Cash and cash equivalents at end of the period	$133,750	$106,507
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$493	$974
Income taxes	147	130
Supplemental disclosure of noncash investing and financing activities:
Net change in unrealized loss on held-to-maturity securities, net of tax	219	267
Net change in unrealized (gain) loss on available-for-sale securities, net of tax	2,558	(452)
Other real estate owned transferred from loans, net	352	67
Other real estate owned transferred to loans, net	(54)	(190)

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Notes to Condensed Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

Note 1 – Nature of Business

Organization

The accompanying condensed consolidated financial statements include the accounts of BankGuam Holding Company (“Company”) and its wholly-owned subsidiaries, Bank of Guam (“Bank”) and BankGuam Investment and Insurance Services (“BGIIS”). The Company is a Guam corporation organized on October 29, 2010, to act as a holding company of the Bank, a Guam banking corporation, a 23-branch bank serving the communities in Guam, the Commonwealth of the Northern Mariana Islands (CNMI), the Federated States of Micronesia (FSM), the Republic of the Marshall Islands (RMI), the Republic of Palau (ROP), and San Francisco, California. BankGuam Investment and Insurance Services was incorporated in Guam in 2015 and initially capitalized during the first quarter of 2016. Upon ending the Bank’s arrangement with Money Concepts on May 27, 2016, BG Wealth Management, formerly a division of the Bank, was closed and BGIIS became a separate subsidiary of the Company.

In May 2016, the Company entered into a Stock Purchase Agreement to acquire 25% of ASC Trust Corporation, a Guam trust company. In June 2016, the Company received the approval of the Federal Reserve Bank of San Francisco to execute the purchase. The Company took on $3.5 million in subordinated debt in connection with the purchase to finance the transaction.

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

Subsequent to June 30, 2016, the company executed the agreement to purchase 25% of ASC Trust Corporation.

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

Our consolidated financial condition at June 30, 2016, and the consolidated results of operations for the three- and six-month periods ended June 30, 2016, are not necessarily indicative of what our financial condition will be as of December 31, 2016, or of the results of our operations that may be expected for the full year ending December 31, 2016.

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

Recently Issued but Not Yet Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which improves revenue recognition standards and brings U.S. GAAP standards and International Financial Reporting Standards (IFRS) into conformity. Among other objectives, it is intended to provide more useful information to the users of financial statements by making the definition and recognition of revenue more comparable across reporting entities, industries, jurisdictions and capital markets. We are currently evaluating the prospective impact of ASU 2014-09 on our consolidated financial statements commencing January 1, 2017.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326)”, to amend the standards for the measurement of credit losses on financial instruments by replacing the historical incurred loss impairment methodology of determining the level of the allowance for loan and lease losses (ALLL), including losses associated with available-for-sale securities, with a more decision-useful methodology that reflects expected credit losses over the life of a financial instrument based upon historical experience, current conditions, and reasonable and supportable forecasts in determining the ALLL level, as well as the reserve for off-balance-sheet credit exposures. We are currently evaluating the impact of ASU 2016-13 on our consolidated financial statements commencing January 1, 2020.

Note 3 – Earnings Per Common Share

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Potential common shares that may be issued by the Company relate to shares subscribed but not yet issued in 2016 and 2015 under the Employee Stock Purchase Plan, and are reported as dilutive options. No shares were subscribed but not issued at the end of the second quarter of 2016 or 2015.

Earnings per common share have been computed based on reported net income and the following common share data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income available for common stockholders	$3,406	$2,666	$6,324	$5,153
Weighted average number of common shares outstanding	9,248	8,935	9,248	8,932
Effect of dilutive options	-	-	-	-
Weighted average number of common shares outstanding - used to calculate diluted earnings per common share	9,248	8,935	9,248	8,932
Income per common share:
Basic	$0.37	$0.30	$0.68	$0.58
Diluted	$0.37	$0.30	$0.68	$0.58

Note 4 – Investment Securities

The amortized cost and fair value of investment securities, with gross unrealized gains and losses, follows:

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$87,543	$1,552	$-	$89,095
U.S. government agency pool securities	133,217	71	(1,124)	132,164
U.S. government agency or GSE mortgage-backed securities	65,779	558	(88)	66,249
Total	$286,539	$2,181	$(1,212)	$287,508
Securities Held-to-Maturity
U.S. government agency and GSE debt securities	$44,774	$2,199	$-	$46,973
U.S. government agency pool securities	15,041	26	(82)	14,985
U.S. government agency or GSE mortgage-backed securities	36,678	1,332	-	38,010
Total	$96,493	$3,557	$(82)	$99,968

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and GSE debt securities	$107,070	$-	$(1,048)	$106,022
U.S. government agency pool securities	51,808	30	(934)	50,904
U.S. government agency or GSE mortgage-backed securities	71,562	44	(997)	70,609
Total	$230,440	$74	$(2,979)	$227,535
Securities Held-to-Maturity
U.S. government agency and GSE debt securities	$44,638	$1,055	$(116)	$45,577
U.S. government agency pool securities	16,035	31	(47)	16,019
U.S. government agency or GSE mortgage-backed securities	39,846	613	(131)	40,328
Total	$100,519	$1,699	$(294)	$101,924

At June 30, 2016, and December 31, 2015, investment securities with a carrying value of $233.3 million and $202.8 million, respectively, were pledged to secure various government deposits and to meet other public requirements.

The amortized cost and estimated fair value of investment securities by contractual maturity at June 30, 2016, and December 31, 2015, are shown below.

	June 30, 2016
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$-	$-	$-	$-
Due after one but within five years	92,907	94,456	58,408	61,117
Due after five but within ten years	18,008	17,926	15,742	16,236
Due after ten years	175,624	175,126	22,343	22,615
Total	$286,539	$287,508	$96,493	$99,968

	December 31, 2015
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$-	$-	$-	$-
Due after one but within five years	111,998	110,954	42,786	43,508
Due after five but within ten years	11,263	11,116	29,438	30,109
Due after ten years	107,179	105,465	28,295	28,307
Total	$230,440	$227,535	$100,519	$101,924

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2016, and December 31, 2015.

	June 30, 2016
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
Securities Available for Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$-	$-	$-	$-	$-	$-
U.S. government agency pool securities	(227)	60,259	(897)	30,852	(1,124)	91,111
U.S. government agency or GSE mortgage-backed securities	-	-	(88)	16,379	(88)	16,379
Total	$(227)	$60,259	$(985)	$47,231	$(1,212)	$107,490

Securities Held to Maturity
U.S. government agency and GSE debt securities	$-	$-	$-	$-	$-	$-
U.S. government agency pool securities	(42)	8,333	(40)	2,890	(82)	11,223
U.S. government agency or GSE mortgage-backed securities	-	-	-	-	-	-
Total	$(42)	$8,333	$(40)	$2,890	$(82)	$11,223

	December 31, 2015
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
Securities Available for Sale
U.S. government agency and GSE debt securities	$(1,048)	$106,022	$-	$-	$(1,048)	$106,022
U.S. government agency pool securities	(51)	12,981	(883)	29,965	(934)	42,946
U.S. government agency or GSE mortgage-backed securities	(864)	52,153	(133)	14,669	(997)	66,822
Total	$(1,963)	$171,156	$(1,016)	$44,634	$(2,979)	$215,790

Securities Held to Maturity
U.S. government agency and GSE debt securities	$(116)	$15,999	$-	$-	$(116)	$15,999
U.S. government agency pool securities	(9)	6,558	(38)	7,832	(47)	14,390
U.S. government agency or GSE mortgage-backed securities	(131)	17,935	-	-	(131)	17,935
Total	$(256)	$40,492	$(38)	$7,832	$(294)	$48,324

The investment securities that were in an unrealized loss position as of June 30, 2016, which comprised a total of 48 securities, were not other-than-temporarily impaired. Specifically, the 48 securities are comprised of the following: 42 Small Business Administration (SBA) Pool securities and 6 mortgage-backed securities issued by the Government National Mortgage Association (GNMA).

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

Note 5 – Loans Held for Sale, Loans and Allowance for Loan Losses

Loans Held for Sale

In its normal course of business, the Bank originates mortgage loans held for sale for the Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”). The Bank has elected to measure its residential mortgage loans held for sale at the lower of cost or market. Origination fees and costs are recognized in earnings at the time of origination. Loans are sold to Freddie Mac at par.

During the six months ended June 30, 2016, the Bank originated and sold approximately $8.9 million in FHLMC mortgage loans.

Mortgage loans serviced for others are not included in the accompanying condensed consolidated statements of condition. The unpaid principal balances of mortgage loans serviced for others were $212.4 million and $213.2 million at June 30, 2016, and December 31, 2015, respectively.

We retain mortgage servicing rights on mortgage loans that we sell. Such rights represent the net positive cash flows generated from the servicing of such mortgage loans and we recognize such rights as assets on our statements of financial condition based on their estimated fair values. We receive servicing fees, less any subservicing costs, on the unpaid principal balances of such mortgage loans. Those fees are collected from the monthly payments made by the mortgagors or from the proceeds of the sale or foreclosure and liquidation of the underlying real property collateralizing the loans. At June 30, 2016 and December 31, 2015, mortgage servicing rights totaled $1.5 million and $1.5 million, respectively, and are included in other assets in the accompanying consolidated statements of condition. The Bank accounts for mortgage servicing rights at fair value with changes in fair value recorded in the consolidated statements of income.

Loans

Outstanding loan balances are presented net of unearned income, deferred loan fees, and unamortized discount and premium. Loans subject to ASC 310-30 are presented net of the related accretable yield and nonaccretable difference.

The loan portfolio consisted of the following at:

	June 30, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
Commercial
Commercial & industrial	$262,490	22.6%	$233,351	21.8%
Commercial mortgage	535,462	46.1%	420,049	39.2%
Commercial construction	2,083	0.2%	62,415	5.8%
Commercial agriculture	749	0.1%	-	0.0%
Total commercial	800,784	69.0%	715,815	66.9%
Consumer
Residential mortgage	144,508	12.4%	144,007	13.5%
Home equity	548	0.0%	628	0.1%
Automobile	28,973	2.5%	26,541	2.5%
Other consumer loans[1]	186,122	16.0%	183,597	17.1%
Total consumer	360,151	31.0%	354,773	33.1%
Gross loans	1,160,935	100.0%	1,070,588	100.0%
Deferred fee (income) costs, net	(2,597)		(2,179)
Allowance for loan losses	(15,949)		(14,159)
Loans, net	$1,142,389		$1,054,250

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

At June 30, 2016, total gross loans increased by $90.3 million to $1.16 billion from $1.07 billion at December 31, 2015. The increase in loans was primarily attributed to an $85.0 million increase in commercial loans to $800.8 million at June 30, 2016, from $715.8 million at December 31, 2015. The increase in commercial loans was due to the $115.4 million increase in commercial mortgage loans and the $29.1 million increase in commercial & industrial loans, partially offset by the $60.3 million decrease in the commercial construction loan portfolio. During the second quarter of 2016, a commercial agriculture loan was added to the portfolio for the first time, in the amount of $749 thousand. The increase in commercial loans was supplemented by a $5.4 million increase in consumer loans to $360.2 million at June 30, 2016, up from $354.8 million at December 31, 2015. The increase in consumer loans was primarily due to the $2.5 million increase in other consumer loans, the $2.4 million increase in automobile loans and the $501 thousand increase in residential mortgage loans. These increases in consumer loans were offset by an $80 thousand decrease in home equity loans.

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

Set forth below is a summary of the Bank’s activity in the allowance for loan losses during the three- and six-month periods ended June 30, 2016, and the year ended December 31, 2015:

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016	Year Ended December 31, 2015
Balance, beginning of period	$14,123	$14,159	$12,526
Provision for loan losses	1,185	2,330	4,488
Recoveries on loans previously charged off	2,015	2,294	1,402
Charged off loans	(1,374)	(2,834)	(4,257)
Balance, end of period	$15,949	$15,949	$14,159

Set forth below is information regarding loan balances and the related allowance for loan losses, by portfolio type, for the three- and six-month periods ended June 30, 2016, and the year ended December 31, 2015, respectively.

	Commercial	Residential Mortgages	Consumer	Total
Six Months Ended June 30, 2016
Allowance for loan losses:
Balance at beginning of period	$6,890	$1,853	$5,416	$14,159
Charge-offs	(206)	(91)	(2,537)	$(2,834)
Recoveries	1,655	3	636	$2,294
Provision	82	245	2,003	$2,330
Balance at end of period	$8,421	$2,010	$5,518	$15,949

Three Months Ended June 30, 2016
Allowance for loan losses:
Balance at beginning of period	$6,637	$1,965	$5,521	$14,123
Charge-offs	-	(20)	(1,354)	$(1,374)
Recoveries	1,661	2	352	$2,015
Provision	123	63	999	$1,185
Balance at end of period	$8,421	$2,010	$5,518	$15,949

Allowance balance at end of quarter related to:
Loans individually evaluated for impairment	$-	$-	$-	$-
Loans collectively evaluated for impairment	$8,421	$2,010	$5,518	$15,949

Loan balances at end of quarter:
Loans individually evaluated for impairment	$8,595	$7,199	$145	$15,939
Loans collectively evaluated for impairment	792,189	137,857	214,950	1,144,996
Ending balance	$800,784	$145,056	$215,095	$1,160,935

Year Ended December 31, 2015
Allowance for loan losses:
Balance at beginning of year	$5,538	$1,590	$5,398	$12,526
Charge-offs	(222)	(9)	(4,026)	(4,257)
Recoveries	98	32	1,272	1,402
Provision	1,476	240	2,772	4,488
Balance at end of year	$6,890	$1,853	$5,416	$14,159

Allowance balance at end of year related to:
Loans individually evaluated for impairment	$-	$-	$-	$-
Loans collectively evaluated for impairment	$6,890	$1,853	$5,416	$14,159

Loan balances at end of year:
Loans individually evaluated for impairment	$10,146	$7,303	$122	$17,571
Loans collectively evaluated for impairment	705,669	137,332	210,016	1,053,017
Ending balance	$715,815	$144,635	$210,138	$1,070,588

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

Credit Quality

The following table provides a summary of the delinquency status of the Bank’s loans by portfolio type:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans Outstanding
June 30, 2016
Commercial
Commercial & industrial	$1,312	$540	$45	$1,897	$260,593	$262,490
Commercial mortgage	192	220	968	1,380	534,082	535,462
Commercial construction	-	-	-	-	2,083	2,083
Commercial agriculture	-	-	-	-	749	749
Total commercial	1,504	760	1,013	3,277	797,507	800,784

Consumer
Residential mortgage	6,230	4,021	2,822	13,073	131,435	144,508
Home equity	-	4	-	4	544	548
Automobile	1,257	150	63	1,470	27,503	28,973
Other consumer [1]	2,803	1,366	1,381	5,550	180,572	186,122
Total consumer	10,290	5,541	4,266	20,097	340,054	360,151
Total	$11,794	$6,301	$5,279	$23,374	$1,137,561	$1,160,935

December 31, 2015
Commercial
Commercial & industrial	$787	$136	$25	$948	$232,403	$233,351
Commercial mortgage	2,222	-	3,656	5,878	414,171	420,049
Commercial construction	-	-	-	-	62,415	62,415
Commercial agriculture	-	-	-	-	-	-
Total commercial	3,009	136	3,681	6,826	708,989	715,815

Consumer
Residential mortgage	6,660	3,012	3,384	13,056	130,951	144,007
Home equity	7	-	-	7	621	628
Automobile	736	179	59	974	25,567	26,541
Other consumer [1]	2,488	1,590	1,481	5,559	178,038	183,597
Total consumer	9,891	4,781	4,924	19,596	335,177	354,773
Total	$12,900	$4,917	$8,605	$26,422	$1,044,166	$1,070,588

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

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

The following table provides information as of June 30, 2016, and December 31, 2015, with respect to loans on non-accrual status, by portfolio type:

	June 30, 2016	December 31, 2015
Non-accrual loans:
Commercial
Commercial & industrial	$1,251	$1,334
Commercial mortgage	7,279	8,744
Commercial construction	-	-
Commercial agriculture	-	-
Total commercial	8,530	10,078

Consumer
Residential mortgage	7,145	7,245
Home equity	36	37
Automobile	-	-
Other consumer [1]	145	123
Total consumer	7,326	7,405
Total non-accrual loans	$15,856	$17,483

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

The Bank classifies its loan portfolios using internal credit quality ratings, as discussed above under Allowance for Loan Losses. The following table provides a summary of loans by portfolio type and the Bank’s internal credit quality ratings as of June 30, 2016, and December 31, 2015:

	June 30, 2016	December 31, 2015	Increase (Decrease)
Pass:
Commercial & industrial	$260,103	$221,063	$39,040
Commercial mortgage	511,005	391,957	119,048
Commercial construction	2,083	62,415	(60,332)
Commercial agriculture	749	-	749
Residential mortgage	136,918	136,175	743
Home equity	512	591	(79)
Automobile	28,910	26,482	2,428
Other consumer	184,597	182,077	2,520
Total pass loans	$1,124,877	$1,020,760	$104,117

Special Mention:
Commercial & industrial	$580	$10,322	$(9,742)
Commercial mortgage	14,289	17,225	(2,936)
Commercial construction	-	-	-
Commercial agriculture	-	-	-
Residential mortgage	297	306	(9)
Home equity	-	-	-
Automobile	-	-	-
Other consumer	-	-	-
Total special mention loans	$15,166	$27,853	$(12,687)

Substandard:
Commercial & industrial	$1,804	$1,937	$(133)
Commercial mortgage	9,929	10,616	(687)
Commercial construction	-	-	-
Commercial agriculture	-	-	-
Residential mortgage	448	477	(29)
Home equity	-	-	-
Automobile	-	-	-
Other consumer	-	-	-
Total substandard loans	$12,181	$13,030	$(849)

Formula Classified:
Commercial & industrial	$3	$29	$(26)
Commercial mortgage	239	250	(11)
Commercial construction	-	-	-
Commercial agriculture	-	-	-
Residential mortgage	6,845	7,050	(205)
Home equity	36	37	(1)
Automobile	63	59	4
Other consumer	1,525	1,520	5
Total formula classified loans	$8,711	$8,945	$(234)

Doubtful:
Commercial & industrial	$-	$-	$-
Commercial mortgage	-	-	-
Commercial construction	-	-	-
Commercial agriculture	-	-	-
Residential mortgage	-	-	-
Home equity	-	-	-
Automobile	-	-	-
Other consumer	-	-	-
Total doubtful loans	$-	$-	$-
Total outstanding loans, gross	$1,160,935	$1,070,588	$90,347

As the above table indicates, the Bank’s total loans approximated $1.16 billion at June 30, 2016, up from $1.07 billion at December 31, 2015. The disaggregation of the portfolio by risk rating in the table reflects the following changes between December 31, 2015, and June 30, 2016:

•

Loans rated “pass” increased by $104.1 million to $1.12 billion at June 30, 2016, up from $1.02 billion at December 31, 2015. The increase was primarily in commercial mortgage loans, which increased by $119.0 million, commercial & industrial loans, which were up by $39.0 million, the rise in other consumer loans, by $2.5 million, and automobile loans, which rose by $2.4 million. These increases were partially offset by a decrease in commercial construction loans rated “pass” by $60.3 million. The increases in commercial mortgage loans and commercial & industrial loans were primarily due to various large loans originated in the California region and in Guam, as well as a commercial & industrial loan of $7.8 million and a commercial mortgage loan of $3.5 million being upgraded from “special mention” to “pass,” while the increase in automobile loans was primarily due to new dealer loan bookings. The increase in residential mortgages rated “pass” by $743 thousand was partially due to upgrades in the credit quality of some loans, with the remainder due to new loans and payoffs and paydowns of existing loans. During the second quarter of 2016, a commercial agriculture loan was added to the portfolio for the first time, in the amount of $749 thousand. The decrease in commercial construction loans is due to the completion of the construction of the project, and the loan was rolled over into a commercial mortgage.

•

The “special mention” category, at $15.2 million, was $12.7 million lower at June 30, 2016, than at December 31, 2015. This is attributed to a reduction in special mention commercial & industrial loans by $9.7 million, which was primarily due to one loan relationship being reclassified from “special mention” to “pass,” and a decrease in special mention commercial mortgage loans by $2.9 million as a result of one loan relationship being upgraded from “special mention” to “pass.”

•

Loans classified “substandard” decreased by $849 thousand to $12.2 million at June 30, 2016, from $13.0 million at December 31, 2015. The decrease was mainly the result of one loan relationship payoff of $1.1 million in commercial mortgage loans.

•	The “formula classified” category decreased by $234 thousand, primarily due to $205 thousand less in residential mortgage loans falling into this category.
•	There were no loans classified as “doubtful” at either June 30, 2016, or December 31, 2015.

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

The following table sets forth information regarding non-accrual loans and restructured loans, at June 30, 2016, and December 31, 2015:

	June 30, 2016	December 31, 2015
Impaired loans:
Restructured loans:
Non-accruing restructured loans	$6,862	$8,318
Accruing restructured loans	82	88
Total restructured loans	6,944	8,406
Other non-accruing impaired loans	8,995	9,165
Total impaired loans	$15,939	$17,571

Impaired loans less than 90 days delinquent and included in total impaired loans	$11,838	$10,597

The table below contains additional information with respect to impaired loans, by portfolio type, at June 30, 2016, and December 31, 2015:

	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
June 30, 2016, With no related allowance recorded:
Commercial & industrial	$1,315	$2,981	$1,509	$-
Commercial mortgage	7,279	7,506	8,374	-
Commercial construction	-	-	-	-
Commercial agriculture	-	-	-	-
Residential mortgage	7,164	7,222	7,175	-
Home equity	36	36	36	-
Automobile	-	-	-	-
Other consumer	145	146	143	-
Total impaired loans with no related allowance	$15,939	$17,891	$17,237	$-

June 30, 2016, With an allowance recorded:
Commercial & industrial	$-	$-	$-	$-
Commercial mortgage	-	-	-	-
Commercial construction	-	-	-	-
Commercial agriculture	-	-	-	-
Residential mortgage	-	-	-	-
Home equity	-	-	-	-
Automobile	-	-	-	-
Other consumer	-	-	-	-
Total impaired loans with no related allowance	$-	$-	$-	$-

December 31, 2015, With no related allowance recorded:
Commercial & industrial	$1,402	$3,029	$1,526	$-
Commercial mortgage	8,744	10,508	8,810	-
Commercial construction	-	-	-	-
Commercial agriculture	-	-	-	-
Residential mortgage	7,266	7,283	7,389	-
Home equity	37	-	42	-
Automobile	-	-	-	-
Other consumer	122	123	119	-
Total impaired loans with no related allowance	$17,571	$20,943	$17,886	$-

December 31, 2015, With an allowance recorded:
Commercial & industrial	$-	$-	$-	$-
Commercial mortgage	-	-	-	-
Commercial construction	-	-	-	-
Commercial agriculture	-	-	-	-
Residential mortgage	-	-	-	-
Home equity	-	-	-	-
Automobile	-	-	-	-
Other consumer	-	-	-	-
Total impaired loans with no related allowance	$-	$-	$-	$-

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

Troubled Debt Restructurings

In accordance with FASB’s Accounting Standard Update No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring” (ASU No. 2011-02), the Bank had $6.9 million of troubled debt restructurings (TDRs) as of June 30, 2016, almost entirely in commercial mortgage loans. The restructured loans recorded with the Bank have been modified for the purpose of alleviating temporary impairments to the borrower’s financial condition. The modifications that the Bank has extended to borrowers have come in the form of a change in the amortization terms, reduction in the interest rate, and interest-only payments. The workout plan between the borrower and the Bank is designed to provide a bridge for cash flow shortfalls in the near term. As the borrower works through the near term issues, in most cases, the original contractual terms will be reinstated.

Additional information regarding performing and nonperforming TDRs at June 30, 2016 and December 31, 2015 is set forth in the following table:

		Pre-Modification Outstanding	Post-Modification Outstanding	Outstanding Balance
	Number of Loans	Recorded Investment	Recorded Investment	June 30, 2016	December 31, 2015
Performing
Residential mortgage	1	$35	$35	$19	$21
Commercial mortgage	1	75	75	63	67
Automobile	-	-	-	-	-
Consumer	-	-	-	-	-
Total Performing	2	110	110	82	88
Nonperforming
Residential mortgage	-	$-	$-	$-	$-
Commercial mortgage	10	10,662	10,653	6,862	8,318
Automobile	-	-	-	-	-
Consumer	-	-	-	-	-
Total Nonperforming	10	$10,662	$10,653	$6,862	$8,318
Total Troubled Debt Restructurings (TDRs)	12	$10,772	$10,763	$6,944	$8,406

Note 6 – Subordinated Debt

In May 2016, the Company entered into a subordinated debt agreement in the amount of $3.5 million. The debt is scheduled to mature in July 2019. The Company utilized proceeds from the loan to acquire 25% of the shares of ASC Trust Corporation, which is Phase I of the related stock purchase agreement, as disclosed on our Form 8-K filed on June 6, 2016.

Note 7 – Commitments and Contingencies

The Bank is involved in certain legal actions and claims that arise in the ordinary course of business. Management believes that, as a result of its legal defenses and insurance arrangements, none of these matters is expected to have a material adverse effect on the Bank’s, BGIIS’s or the Company’s financial condition, results of operations or cash flows.

Note 8 – Regulatory Capital Requirements

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). As of June 30, 2016, and December 31, 2015, the Bank met all capital adequacy requirements to which it is subject.

As of June 30, 2016, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. Effective January 1, 2015, the minimum regulatory standards for Tier 1 risk weighted capital were increased from 4.00% to 6.00% to be deemed adequately capitalized and from 6.00% to 8.00% to be deemed well capitalized, and the Bank continues to exceed the well capitalized standard in this measure.

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

There are no conditions or events since the notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of June 30, 2016, and December 31, 2015, are also presented in the table below.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2016:
Total capital (to Risk Weighted Assets)	$134,034	11.960%	$96,646	8.625%	$112,053	10.000%
Tier 1 capital (to Risk Weighted Assets)	$120,003	10.710%	$74,235	6.625%	$89,643	8.000%
Tier 1 capital (to Average Assets)	$120,003	7.108%	$67,564	4.000%	$84,455	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$120,003	10.710%	$57,427	5.125%	$72,835	6.500%

At December 31, 2015:
Total capital (to Risk Weighted Assets)	$128,119	12.452%	$82,315	8.000%	$102,893	10.000%
Tier 1 capital (to Risk Weighted Assets)	$115,242	11.200%	$61,736	6.000%	$82,315	8.000%
Tier 1 capital (to Average Assets)	$115,242	7.404%	$62,256	4.000%	$77,820	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$115,242	11.200%	$46,302	4.500%	$66,881	6.500%

Since the formation of the Company in 2011, our assets have grown by 56.1% ($618.7 million), while our stockholders’ equity has grown by 34.7% ($30.8 million, including $27.3 million in retained earnings). The growth in assets has pressured our capital ratios, but those ratios remain well above the well capitalized standards. To provide sufficient capital resources to expand our holdings, the Board has approved the issuance of an additional $5.0 million in common stock, of which $2.9 million has been issued.

Note 9 – Off-Balance-Sheet Activities

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

A summary of financial instruments with off-balance-sheet risk at June 30, 2016, and December 31, 2015, is as follows:

	June 30, 2016	December 31, 2015
Commitments to extend credit	$131,268	$153,412

Letters of credit:
Standby letters of credit	$50,513	$49,256
Other letters of credit	4,832	6,546
Total	$55,345	$55,802

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

The Bank considers its standby and other letters of credit to be payment guarantees. At June 30, 2016, the maximum undiscounted future payments that the Bank could be required to make for all outstanding letters of credit were $55.3 million. All of these arrangements mature within one year. The Bank has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized; however, several are unsecured. The Bank had recorded $15.0 thousand in reserve liabilities associated with these guarantees at June 30, 2016.

Note 10 – Income Taxes

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

A valuation allowance of $2.7 million has been provided at June 30, 2016, to reduce the deferred tax asset because, in management’s opinion, it is more likely than not that less than the entire amount will be realized. The portion of the deferred tax asset with valuation allowance is attributable to a net operating loss carry forward from the Bank’s CNMI operations. The benefit of the net operating loss has already been realized as a result of the Guam income tax code.

The difference between the effective income tax expense and the income tax expense computed at the Guam statutory rate was due to nontaxable interest income earned on loans to the Government of Guam.

The Bank files income tax returns in Guam, the CNMI and the State of California. The Bank is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2009.

Note 11 – Fair Value Measurements

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

Financial assets measured at fair value on a recurring basis as of June 30, 2016, and December 31, 2015, are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At June 30, 2016
U.S. treasury notes and bonds	$89,095	$-	$-	$89,095
U.S. government agency and sponsored enterprise (GSE) debt securities	-	-	-	-
U.S. government agency pool securities	-	132,164	-	132,164
U.S. government agency or GSE mortgage-backed securities	-	66,249	-	66,249
Other assets:
Mortgage servicing rights	-	-	1,549	1,549
Total	$89,095	$198,413	$1,549	$289,057

At December 31, 2015
U.S. treasury notes and bonds	$106,022	$-	$-	$106,022
U.S. government agency and sponsored enterprise (GSE) debt securities	-	-	-	-
U.S. government agency pool securities	-	50,904	-	50,904
U.S. government agency or GSE mortgage-backed securities	-	70,609	-	70,609
Other assets:
Mortgage servicing rights	-	-	1,462	1,462
Total	$106,022	$121,513	$1,462	$228,997

There were no liabilities measured at fair value on a recurring basis as of June 30, 2016, and December 31, 2015.

During the six-month periods ended June 30, 2016, and June 30, 2015, the changes in Level 3 assets measured at fair value on a recurring basis are as follows:

	Six Months Ended June 30,
	2016	2015
Beginning balance	$1,462	$1,405
Realized and unrealized net gains:
Included in net income	64	22
Included in other comprehensive income	-	-
Purchases, issuance and settlements
Purchases	-	-
Issuances	23	61
Settlements	-	-
Ending balance	$1,549	$1,488

The valuation technique used for Level 3 MSRs is their discounted cash flow. Inputs considered in determining Level 3 pricing include the anticipated prepayment rates, discount rates, and cost to service. Significant increases or decreases in any of those inputs in isolation would result in a significantly lower or higher fair value measurement.

The following table presents quantitative information about the valuation technique and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring basis:

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs
June 30, 2016
Financial instrument:
MSRs	$1,549	Discounted Cash Flow	Discount Rate	6.08% - 9.25%
			Weighted Average Prepayment Rate (Public Securities Association)	120%

There were no transfers into or out of the Bank’s Level 3 financial instruments for the periods ended June 30, 2016, and December 31, 2015.

Nonrecurring Fair Value Measurements

Under certain circumstances, the Bank makes adjustments to fair value for assets and liabilities even though they are not measured at fair value on an ongoing basis. The following table presents the financial instruments carried on the consolidated statements of condition by caption and by level in the fair value hierarchy at June 30, 2016, and December 31, 2015, for which a nonrecurring change in fair value has been recorded:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2016
Financial assets:
Loans, net
Impaired loans	$-	$-	$-	$-

Non-financial assets:
Other real estate owned	$-	$-	$2,184	$2,184

December 31, 2015
Financial assets:
Loans, net
Impaired loans	$-	$-	$5	$5

Non-financial assets:
Other real estate owned	$-	$-	$3,460	$3,460

The fair value of loans subject to write downs is estimated using the appraised value of the underlying collateral, discounted as necessary due to management’s estimates of changes in economic conditions, less the estimated costs of selling the assets. During the six months ended June 30, 2016, no loans were written down as being collateral deficient from their carrying value.

Additionally, the Bank also makes adjustments to nonfinancial assets and liabilities even though they are not measured at fair value on an ongoing basis. With the exception of other real estate owned, the Bank does not have nonfinancial assets or liabilities for which a nonrecurring change in fair value has been recorded during the periods ended June 30, 2016, and December 31, 2015.

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

If quoted market prices are not available, the Bank estimates fair values using pricing models and discounted cash flows that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, and credit spreads. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include U.S. GSE obligations, U.S. government agency pool securities, and other securities. Mortgage-backed securities are included in Level 2 if observable inputs are available. In certain cases where there is limited activity or less transparency around inputs to the valuation, the Bank would classify those securities in Level 3. At June 30, 2016, and December 31, 2015, the Bank did not have any Level 3 investment securities.

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

Mortgage Servicing Rights

The fair value of MSRs is determined using models which depend on estimates of prepayment rates, discount rates and costs to service. MSRs are classified in Level 3.

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

Fair Value of Other Financial Instruments

The estimated fair values of the Bank’s financial instruments, excluding those assets recorded at fair value on a recurring basis on the Bank’s consolidated statements of condition, are as follows:

		Estimated fair value
	Carrying Amount	Level 1	Level 2	Level 3
June 30, 2016
Financial assets:
Cash and cash equivalents	$133,750	$133,750	$-	$-
Restricted cash	400	400	-	-
Federal Home Loan Bank stock	1,855	-	1,855	-
Investment securities held-to-maturity	96,493	-	99,968	-
Loans	1,142,389	-	-	1,133,236
Total	$1,374,887	$134,150	$101,823	$1,133,236

Financial liabilities:
Deposits	1,588,418	-	-	1,576,577
Total	$1,588,418	$-	$-	$1,576,577

December 31, 2015
Financial assets:
Cash and cash equivalents	$100,799	$100,799	$-	$-
Restricted cash	400	400	-	-
Federal Home Loan Bank stock	1,762	-	1,762	-
Investment securities held-to-maturity	100,519	-	101,924	-
Loans	1,054,250	-	-	1,046,589
Total	$1,257,730	$101,199	$103,686	$1,046,589

Financial liabilities:
Deposits	$1,422,671	$-	$-	$1,416,843
Total	$1,422,671	$-	$-	$1,416,843

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

In August 2015, the Company chartered a second subsidiary, BankGuam Investment and Insurance Services (“BGIIS”), in an effort to enhance the options and opportunities of our customers to build future income and wealth. BGIIS was capitalized in the amount of $300 thousand during the first quarter of 2016, and was in full operation by the end of May 2016.

In May 2016, the Company entered into a Stock Purchase Agreement to acquire 25% of ASC Trust Corporation, a Guam trust company. In July 2016, subsequent to the approval of the Federal Reserve Bank of San Francisco in June 2016, the purchase was executed. The Company took on $3.5 million in subordinated debt in connection with the purchase to finance the transaction. The Agreement provides for the acquisition of an additional 20% of the stock of ASC Trust Corporation in April 2019, and another 25% in April 2021, with both future purchases subject to regulatory approval. The Agreement contains customary warranties, representations and indemnification provisions.

Other than holding the shares of the Bank, BGIIS and ASC Trust Corporation, the Company conducts no significant activities, although it is authorized, with the prior approval of its principal regulator, the Board of Governors of the Federal Reserve System, to engage in a variety of activities related to the business of banking. Currently, substantially all of the Company’s operations are conducted and substantially all of the assets are owned by the Bank, which accounts for substantially all of our consolidated revenues, expenses and operating income. The Bank’s headquarters is located in Hagåtña, Guam, and the Bank provides a variety of financial services to individuals, businesses and government entities through its branch network. The Bank’s primary deposit products are demand deposits, savings and time certificates of deposit, and its primary lending products are consumer, commercial and real estate loans. The Bank also provides many other financial services to its customers. BGIIS is a registered investment company, primarily involved in providing investment advisory services and trading securities for its customers. ASC Trust Corporation is primarily involved in administering 401(k) retirement plans and other employee benefit programs for its customers.

Summary of Operating Results

The following table provides unaudited comparative information with respect to our results of operations for the three- and six-month periods ended June 30, 2016 and 2015, respectively:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016 Amount	2015 Amount	% Change	2016 Amount	2015 Amount	% Change
Interest income	$19,469	$17,465	11.5%	37,405	$34,320	9.0%
Interest expense	511	456	12.1%	975	973	0.2%
Net interest income before provision for loan losses	18,958	17,009	11.5%	36,430	33,347	9.2%
Provision for loan losses	1,185	1,125	5.3%	2,330	2,250	3.6%
Net interest income after provision for loan losses	17,773	15,884	11.9%	34,100	31,097	9.7%
Non-interest income	3,520	2,410	46.1%	6,381	4,547	40.3%
Non-interest expense	16,460	14,835	11.0%	31,621	28,794	9.8%
Income before income taxes	4,833	3,459	39.7%	8,860	6,850	29.3%
Income tax expense	1,427	793	80.0%	2,536	1,697	49.4%
Net income	$3,406	$2,666	27.7%	$6,324	$5,153	22.7%

Net income per common share
Basic net income	$0.37	$0.30		$0.68	$0.58
Diluted net income	$0.37	$0.30		$0.68	$0.58

As the above table indicates, our net income increased in the three months ended June 30, 2016, as compared to the corresponding period in 2015. In the three months ended June 30, 2016, we recorded net income after taxes of $3.4 million, an increase of $740 thousand (or 27.7%) as compared to the same period in 2015. These results were most significantly impacted by: (i) higher net interest income, which increased by $1.9 million, supplemented by an increase of $1.1 million in non-interest income; (ii) an increase of $1.6 million in non-interest expense; and, (iii) an increase of $634 thousand in income tax expense. The increase in net interest income was due to an increase in total interest income of $2.0 million, generated primarily by an increase of $1.8 million in earnings on our loan portfolio, only partially offset by an increase in total interest expense by $55 thousand that resulted from the increase of $99.6 million in our average interest-bearing liabilities. The increase in non-interest expenses in the three months ended June 30, 2016, as compared to the same period in 2015, was largely attributed to an increase in salaries and employee benefits expenses, which went up by $1.1 million, and an increase of general, administrative and other expenses of $462 thousand, partially offset by a decrease of $230 thousand in expenses associated with our other real estate owned (OREO).

During the six months ended June 30, 2016, our net income after taxes increased by $1.2 million (22.7%) in comparison to the first six months of 2015, primarily due to an increase of $3.1 million in net interest income and an increase of $1.8 million in non-interest income, partially offset by increases of $2.8 million in non-interest expense and $839 thousand in income tax expense. The increase in net interest income was due to an increase of $3.1 million in total interest income, which resulted from an increase of $2.7 million in income from our loan portfolio, supplemented by an increase of $227 thousand in earnings from our investment securities. The increase in our non-interest income was primarily the result of increases of $809 thousand in service charges and fees and $622 thousand in income from merchant services. The increase in non-interest expense was caused by increases of $1.7 million in salaries and employee benefits, $674 thousand in general, administrative and other expenses, $339 thousand in equipment and depreciation expense, and $318 thousand in professional services expense, all partially offset by a reduction of $246 thousand in OREO expenses. The increase in income tax expense corresponds to higher pre-tax income combined with a correspondingly higher effective income tax rate.

The following table shows the decrease in our net interest margin in the three- and six-month periods ended June 30, 2016, but it also indicates the impact that the increase in our net income had on our annualized returns on average assets and average equity during that period, as compared to the corresponding three- and six-month periods of 2015, despite the lower net interest margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net interest margin	4.62%	4.64%	4.56%	4.64%
Return on average assets	0.79%	0.69%	0.76%	0.68%
Return on average equity	11.51%	10.09%	10.86%	9.84%

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

The following table sets forth our interest income, interest expense and net interest income, and our annualized net interest margin for the three- and six-month periods ended June 30, 2016 and 2015, respectively:

	Three months ended June 30,			Six months ended June 30,
	2016 Amount	2015 Amount	% Change	2016 Amount	2015 Amount	% Change
Interest income	$19,469	$17,465	11.47%	$37,405	$34,320	8.99%
Interest expense	511	456	12.06%	975	973	0.21%
Net interest income	$18,958	$17,009	11.46%	$36,430	$33,347	9.25%

Net interest margin	4.62%	4.64%	-0.02%	4.56%	4.64%	-0.07%

Net interest income increased by 11.5% for the three months ended June 30, 2016, as compared to the corresponding period in 2015. In the six months ended June 30, 2016, net interest income increased by 9.2% in comparison to the first six months of 2015.

For the three months ended June 30, 2016, net interest income rose by $1.9 million as compared to the same period in 2015. Total interest income increased by $2.0 million, principally because of a $1.8 million increase in interest earned on loans, supplemented by a $102 thousand increase in interest income from investment securities, partially offset by a $55 thousand increase in total interest expense. The reduction in our net interest margin was the result of a 0.01% decrease in the yield on a significantly larger average investment securities portfolio.

During the first six months of 2016, net interest income was $3.1 million higher than in the year-earlier period due to an increase of $3.1 million in total interest income. The rise in interest income was due primarily to higher earnings of $2.7 million on our loan portfolio, supplemented by $227 thousand more income from our investment securities. The decrease in our net interest margin was the result of our average total earning assets growing at a higher pace (11.0%) than our net interest income, which rose by 9.2%.

Average Balances

Distribution, Rate and Yield

The following table sets forth information regarding our average balance sheet, annualized yields on interest-earning assets and interest rates on interest-bearing liabilities, the interest rate spread and the interest rate margin for the three- and six-month periods ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016			2015
	Average Balance	Interest Earned/Paid	Average Yield/Rate	Average Balance	Interest Earned/Paid	Average Yield/Rate
Interest earning assets:
Short term investments[1]	$123,392	$104	0.34%	$96,479	$51	0.21%
Federal Funds sold	-	-	0.00%	-	-	0.00%
Investment Securities²	372,416	1,249	1.34%	340,819	1,147	1.35%
Loans³	1,146,287	18,116	6.32%	1,029,312	16,267	6.32%
Total earning assets	1,642,095	19,469	4.74%	1,466,610	17,465	4.76%
Noninterest earning assets	81,414			69,499
Total Assets	$1,723,509			$1,536,109
Interest-bearing liabilities:
Interest-bearing checking accounts	$202,885	$57	0.11%	$154,830	$43	0.11%
Money market and savings accounts	868,188	388	0.18%	806,279	371	0.18%
Certificates of deposit	41,227	34	0.33%	54,026	42	0.31%
Other borrowings	2,399	32	1.33%	-	-	0.00%
Total interest-bearing liabilities	1,114,699	511	0.18%	1,015,135	456	0.18%
Non-interest bearing liabilities	490,480			415,250
Total Liabilities	1,605,179			1,430,385
Stockholders’ equity	118,330			105,724
Total Liabilities and Stockholders’ Equity	$1,723,509			$1,536,109

Net interest income		$18,958			$17,009

Interest rate spread			4.56%			4.58%
Net interest margin			4.62%			4.64%

	Six Months Ended June 30,
	2016			2015
	Average Balance	Interest Earned/Paid	Average Yield/Rate	Average Balance	Interest Earned/Paid	Average Yield/Rate
Interest earning assets:
Short term investments[1]	$120,000	$206	0.34%	$98,713	$87	0.18%
Federal Funds sold	-	-	0.00%	2,500	2	0.13%
Investment Securities²	357,814	2,451	1.37%	322,505	2,224	1.38%
Loans³	1,118,309	34,748	6.21%	1,014,482	32,007	6.31%
Total earning assets	1,596,123	37,405	4.69%	1,438,200	34,320	4.77%
Noninterest earning assets	78,779			69,181
Total Assets	$1,674,902			$1,507,381
Interest-bearing liabilities:
Interest-bearing checking accounts	$193,246	$109	0.11%	$148,952	$84	0.11%
Money market and savings accounts	844,413	759	0.18%	791,594	806	0.20%
Certificates of deposit	42,852	72	0.33%	52,897	83	0.31%
Other borrowings	1,350	35	2.59%	-	-	0.00%
Total interest-bearing liabilities	1,081,861	974	0.18%	993,443	973	0.20%
Non-interest bearing liabilities	476,620			409,250
Total Liabilities	1,558,481			1,402,693
Stockholders’ equity	116,421			104,688
Total Liabilities and Stockholders’ Equity	$1,674,902			$1,507,381

Net interest income		$36,431			$33,347

Interest rate spread			4.51%			4.58%
Net interest margin			4.56%			4.64%

(¹)	Short term investments consist of interest-bearing deposits that we maintain with other financial institutions.

(2)	Includes all investment securities in the Available-for-Sale and the Held-to-Maturity classifications.
(3)	Loans include the average balance of non-accrual loans.

For the three months ended June 30, 2016, our total average earning assets increased by $175.6 million as compared to the same period in 2015, primarily attributed to the $117.0 million increase in our average loan portfolio, the $31.6 million increase in our average investment securities portfolio and the $26.9 million increase in average short term investments. Average noninterest earning assets increased by $11.9 million, principally comprised of a $6.7 million increase in other assets, including a $4.5 million increase in bank owned life insurance, and an increase of $4.7 million in cash and due from banks. The overall year-over-year growth of 12.0% in our average earning assets was the result of continued growth in our deposit base, new interest-bearing other borrowings and an increase in non-interest bearing liabilities, supplemented by growth in our average stockholders’ equity. In the three-month period ended June 30, 2016, average total interest-bearing liabilities increased by $99.6 million in comparison to the second quarter of 2015, comprised of a $61.9 million increase in average interest-bearing money market and savings accounts and an increase in average interest-bearing checking accounts by $48.1 million that resulted from improvements in the level of economic activity in the island markets that we serve, but also reflects a reduction of $12.8 million in average interest-bearing time deposits and taking on $2.4 million in average other borrowings. The additional increase of $75.2 million in average non-interest bearing liabilities, primarily in traditional checking accounts, resulted in an overall increase of $174.8 million in average total liabilities. During the second quarter of 2016, average stockholders’ equity increased by $12.6 million (11.9%) in comparison to the year-earlier period.

Our interest rate spread and our net interest margin both decreased by 0.02% in the three months ended June 30, 2016, as compared to the same period in 2015. The decrease in our interest rate spread is primarily attributed to the 0.02% decrease in the average yield on our interest earning assets. The average cost of our interest-bearing liabilities remained unchanged. The 0.02% decrease in our net interest margin resulted from the 12.0% increase in our average total interest-earning assets exceeding the 11.5% increase in our net interest income.

During the first six months of 2016, our average earning assets increased by $157.9 million (11.0%) from the average for the six months ended June 30, 2015, due to an increase of $103.8 million in our average loan portfolio, growth of $35.3 million in our average holdings of investment securities and a rise of $21.3 million in short term investments, offset by the elimination of $2.5 million in our average inter-bank sales of Federal Funds. Federal Funds sold were converted to deposits with the Federal Reserve, which carry lower risk at a higher yield. In the six months ending June 30, 2016, our average noninterest earning assets increased by $9.6 million in comparison to the first half of 2015 because of a $6.1 million increase in other assets and $4.0 million growth in cash and due from banks, raising our total average assets to $1.67 billion, an increase of $167.5 million (11.1%) from the same period during the previous year. The increase in average total assets during the first half of 2016 compared to the previous year was funded by an increase in total average liabilities of $155.8 million, supplemented by the growth in our average stockholders’ equity of $11.7 million (11.2%). Aside from the growth of $67.4 million in non-interest bearing liabilities, which are primarily traditional checking account balances, the $88.4 million increase in our average total interest-bearing liabilities was comprised of an expansion of $52.8 million in our average money market and savings account balances, a $44.3 million increase in average interest-bearing checking accounts and taking on $1.4 million in average other borrowings, partially offset by a decrease of $10.0 million in average time deposit balances.

Our interest rate spread and net interest margin both decreased by 0.07% during the first six months of 2016 when compared to the same period of 2015. The reduction in our interest rate spread was the result of a decrease of 0.09% in the yield on our average earning assets, tempered by a 0.02% decrease in the cost of our average interest-bearing liabilities. The lower yield on our average earning assets was primarily caused by a drop of 0.10% in the yield on our average loan balances and the reduction of 0.01% in the yield on our average holdings of investment securities, but these were partially offset by the 0.17% increase in yield on our average short term investment (including the conversion of Federal Funds sold at a 0.13% yield into short term investments at an average 0.34% yield). Our lower net interest margin during the first six months of 2016 in comparison to the previous year resulted from the 9.2% growth in our net interest income not matching the 11.0% expansion of our average total earning assets. (Some of the figures in this and the previous three paragraphs may appear to differ from the preceding table due to rounding.)

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

If management determines that it is necessary to increase the allowance for loan losses, a provision for loan losses is taken from current interest income and assigned to the allowance. For the three-month period ended June 30, 2016, the Bank’s provision for loan losses was $1.2 million, which was $60 thousand higher than during the corresponding period of 2015. Management believes that the provision for loan losses was sufficient to provide for the incremental adjustment to the risk of loss inherent with the increase in our gross loan portfolio by $49.0 million, from $1.11 billion at March 31, 2016, to $1.16 billion at June 30, 2016. By comparison, we recorded net recoveries of previous and current-period loan charge-offs of $641 thousand for the three-month period ended June 30, 2016, and the allowance for loan losses at June 30, 2016, stood at $15.9 million or 1.37% of total gross loans outstanding as of the balance sheet date.

In the six months ended June 30, 2016, our provision for loan losses was $2.3 million, $80 thousand higher than in the comparable period in 2015. With $540 thousand in net charge-offs during the first half of 2016, this raised our allowance for loan losses to $15.9 million, an increase of $1.8 million (12.6%) from the December 2015 level and increased the ratio of the allowance for loan losses to total gross loans from 1.32% to 1.37%. Given the improvements in the economies of our market, management deems this to be a conservative measure that adequately addresses the increase of $90.3 million in gross loans during the period. See “Analysis of Allowance for Loan Losses” in the Financial Condition Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for more detailed information.

Non-Interest Income

The table below represents the major components of non-interest income and the changes therein for the three- and six-month periods ended June 30, 2016 and 2015:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016 Amount	2015 Amount	Amount Change	Percent Change	2016 Amount	2015 Amount	Amount Change	Percent Change
Service charges and fees	$1,531	$1,137	$394	34.7%	$2,964	$2,155	$809	37.5%
Investment securities gains (losses), net	120	5	115	2300.0%	130	(29)	159	-548.3%
Income from merchant services	511	77	434	563.6%	767	145	622	429.0%
Income from cardholders	430	340	90	26.5%	695	723	(28)	-3.9%
Trustee fees	221	162	59	36.4%	359	232	127	54.7%
Other income	707	689	18	2.6%	1,466	1,321	145	11.0%
Total Non-Interest Income	$3,520	$2,410	$1,110	46.1%	$6,381	$4,547	$1,834	40.3%

For the three months ended June 30, 2016, non-interest income totaled $3.5 million, which represented a substantial increase of $1.1 million (46.1%) as compared to the same period in 2015. The growth is primarily attributed to the $434 thousand increase in income from merchant services, our charges to merchants for which we perform credit and debit card clearings, and the $394 thousand increase in service charges and fees, most of which was due to a new fee applied to low-balance savings accounts. The increase in income from merchant services was primarily the result of a correction to a billing arrangement, and was supplemented by an increase in investment securities gains of $115 thousand due to a rise in securities prices as market interest rates decreased during the second quarter.

Our non-interest income during the first half of 2016 increased by $1.8 million (40.3%) from the same period a year earlier. Most of this increase, in the amount of $809 thousand, was due to an increase in service charges and fees, which was tied to the same new fee related to low-balance savings accounts cited in the previous paragraph, and the rise in income from merchant services of $622 thousand, also for the same reason cited in the previous paragraph.

Non-interest Expense

The table below represents the major components of non-interest expense and the changes for the three- and six-month periods ended June 30, 2016 and 2015:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016 Amount	2015 Amount	Amount Change	Percent Change	2016 Amount	2015 Amount	Amount Change	Percent Change
Non-Interest Expense:
Salaries & employee benefits	$8,082	$7,010	$1,072	15.29%	$15,496	$13,807	$1,689	12.23%
Occupancy	1,576	1,654	(78)	-4.72%	3,118	3,300	(182)	-5.52%
Equipment and depreciation	1,800	1,688	112	6.64%	3,508	3,169	339	10.70%
Insurance	413	439	(26)	-5.92%	813	862	(49)	-5.68%
Telecommunications	402	366	36	9.84%	801	730	71	9.73%
FDIC insurance assessment	321	315	6	1.90%	646	630	16	2.54%
Professional services	579	386	193	50.00%	1,164	846	318	37.59%
Contract services	491	474	17	3.59%	932	878	54	6.15%
Other real estate owned	15	245	(230)	-93.88%	16	262	(246)	-93.89%
Stationery & supplies	265	182	83	45.60%	484	348	136	39.08%
Training & education	315	337	(22)	-6.53%	515	508	7	1.38%
General, administrative & other	2,201	1,739	462	26.57%	4,128	3,454	674	19.51%
Total Non-Interest Expense	$16,460	$14,835	$1,625	10.95%	$31,621	$28,794	$2,827	9.82%

For the three months ended June 30, 2016, non-interest expense totaled $16.5 million, which represented a $1.6 million increase as compared to the same period in 2015. The increase is primarily attributed to the $1.1 million increase in salaries and employee benefits and the $462 thousand increase in general, administrative and other expenses, partially offset by a $230 thousand decrease in the expenses associated with our other real estate owned (OREO). The increase in salaries and employee benefits was due to normal, recurring merit increases in salaries and an increase in the number of full-time equivalent employees needed to accommodate the growth of the Bank. The increase in general, administrative and other expense resulted primarily from increases of $237 thousand in public relations, advertising and donations expenses, along with a $205 thousand increase in sundry losses.

For the first half of 2016, total non-interest expense increased by $2.8 million (9.8%) from the year-earlier period, more than half of which was due to an increase of $1.7 million in salaries and employee benefits, which was in part due to normal, recurring employee salaries increases, but also reflects the need for additional full-time-equivalent (FTE) personnel to accommodate the increased activity associated with our 11.5% growth in assets. We also experienced a $674 thousand increase in general, administrative and other expenses, a rise of $339 thousand in equipment and depreciation expense, and a jump of $318 thousand in the cost of professional services, partially offset by a reduction of $246 thousand in OREO expenses. The rise in general, administrative and other expenses was primarily due to a rise of $238 thousand in advertising, public relations and donations expenses and $205 thousand in sundry losses, while the increase in equipment and depreciation expense resulted primarily from $276 thousand more in computer maintenance expense and the substantial jump in professional services expense was caused by increased auditing expenses.

Income Tax Expense

For the three months ended June 30, 2016, the Bank recorded income tax expense of $1.4 million. This was nearly double the $793 thousand in income tax expenses recorded for the corresponding period in 2015. The primary cause of this increase was the rise in pre-tax net income of $1.4 million, with a correspondingly higher effective income tax rate, as well as the higher tax rate applied to our earnings from our loan portfolio as compared to the tax exempt status of portions of our earlier investment portfolio.

During the six months ended June 30, 2016, our income tax expense was $2.5 million, almost fifty percent higher than during the year-earlier period. This was partially due to the 29.3% rise in our income before income taxes and a higher effective tax rate, but also reflects the conversion of some tax-exempt investment securities into taxable loans.

Financial Condition

Assets

As of June 30, 2016, total assets were $1.72 billion, an increase of 11.5% from the $1.54 billion at December 31, 2015. This $177.6 million increase was comprised of the $88.1 million growth in our net loan portfolio, the $56.0 million increase in our investment portfolio, the $33.0 million increase in total cash and cash equivalents, and the $558 thousand increase in accrued interest receivable. Despite devoting more of our assets to net loans, we were not able to convert all of the rapid increase of $165.7 million in our deposit base into loans, and the proportion of net loans to total assets decreased from 68.3% to 66.3%. Nearly all of the remaining growth in our deposit base was absorbed by available-for-sale securities and interest bearing deposits in banks. The remainder of the growth in assets resulted from the $7.4 million increase in total stockholders’ equity, the $3.4 million in newly issued subordinated debt and the rise of $1.0 million in other liabilities.

Interest-Earning Assets

The following table sets forth the composition of our interest-earning assets at June 30, 2016, as compared to December 31, 2015:

	June 30, 2016	December 31, 2015	Variance
Interest-earning deposits with financial institutions (including restricted cash)	$109,764	$72,663	$37,101
Federal Home Loan Bank stock, at cost	1,855	1,762	93
Investment securities available for sale	287,508	227,535	59,973
Investment securities held to maturity	96,493	100,519	(4,026)
Loans, gross	1,160,935	1,070,588	90,347
Total interest-earning assets	$1,656,555	$1,473,067	$183,488

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

A summary of the balances of loans at June 30, 2016, and December 31, 2015, follows:

	June 30, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
Commercial
Commercial & industrial	$262,490	22.6%	$233,351	21.8%
Commercial mortgage	535,462	46.1%	420,049	39.2%
Commercial construction	2,083	0.2%	62,415	5.8%
Commercial agriculture	749	0.1%	-	0.0%
Total commercial	800,784	69.0%	715,815	66.9%
Consumer
Residential mortgage	144,508	12.4%	144,007	13.5%
Home equity	548	0.0%	628	0.1%
Automobile	28,973	2.5%	26,541	2.5%
Other consumer loans[1]	186,122	16.0%	183,597	17.1%
Total consumer	360,151	31.0%	354,773	33.1%
Gross loans	1,160,935	100.0%	1,070,588	100.0%
Deferred fee (income) costs, net	(2,597)		(2,179)
Allowance for loan losses	(15,949)		(14,159)
Loans, net	$1,142,389		$1,054,250

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

At June 30, 2016, total gross loans increased by $90.3 million to $1.16 billion from $1.07 billion at December 31, 2015. The increase in loans was largely attributed to an $85.0 million increase in commercial loans to $800.8 million at June 30, 2016, from $715.8 million at December 31, 2015. The increase in commercial loans was due to the $115.4 million increase in commercial mortgage loans, the $29.1 million increase in commercial & industrial loans and partially offset by the decrease of $60.3 million in the commercial construction portfolio. During the second quarter of 2016, a commercial agriculture loan was added to the portfolio for the first time, in the amount of $749 thousand. The increase in commercial loans was supplemented by a $5.4 million increase in consumer loans to $360.2 million at June 30, 2016, up from $354.8 million at December 31, 2015. The increase in consumer loans was due to the $2.5 million increase in other consumer loans, the $2.4 million increase in automobile loans and the $501 thousand rise in residential mortgages.

At June 30, 2016, loans outstanding were comprised of approximately 67.97% variable rate loans and 32.03% fixed rate loans.

Since it first opened in 1972, the Bank has expanded its operations and its branch network, first in Guam, then in the other islands of our region and in San Francisco, California. In the interests of enhancing performance and stability through market and industry diversification, the Bank has increased its focus on growth in the San Francisco area in recent years, adding personnel with experience and expertise in the Bay Area. The following table provides figures for loans, net of allowance and deferred fees, in the Bank’s administrative regions for December 31, 2014 and 2015, and June 30, 2016:

	At December 31,		At June 30,
	2014	2015	2016
Guam	$631,889	$671,579	$726,912
Commonwealth of the Northern Mariana Islands	$66,055	$71,975	$73,315
The Freely Associated States of Micronesia *	$47,227	$56,301	$69,015
California	$222,222	$254,395	$273,147
Total	$967,393	$1,054,250	$1,142,389

*	The Freely Associated States (FAS) are comprised of the Federated States of Micronesia (Chuuk, Kosrae, Pohnpei and Yap), the Republic of Palau and the Republic of the Marshall Islands.

As the table indicates, the Bank’s total net loans increased by 8.4% during the first six months of 2016 and by 9.0% during 2015. By way of comparison, loans in the California region increased by 7.4% during the first six months of 2016 and by 14.5% during 2015. While the Bank’s overall loan portfolio continues to grow, the California region accounted for 37.0% of the $86.9 million growth during 2015, and 21.3% of the $86.2 million in loan growth for the six months ended June 30, 2016, providing continued support for the expansion of the Bank. Guam and the Freely Associated States contributed 62.8% and 14.4%, respectively, to loan growth during the first half 2016 , while the CNMI provided 1.5% of loan growth during that period.

Interest-Earning Deposits and Investment Securities

In the current lending and interest rate environment, and in order to maintain sufficient liquidity in the ordinary course of business and in anticipation of two large, scheduled withdrawals, the Bank held $109.4 million in unrestricted interest-earning deposits with financial institutions at June 30, 2016, an increase of $37.1 million, or 51.3%, from the $72.3 million in such deposits at December 31, 2015. From December 31, 2015, to June 30, 2016, the Bank’s combined investment portfolio increased by $56.0 million, or 17.0%, from $329.8 million to $385.9 million. The growth in the investment portfolio was comprised of a $60.0 million increase in the available-for-sale securities that we hold, which rose by 26.4%, from $227.5 million to $287.5 million, partially offset by a $4.0 million decrease in held-to-maturity securities, which declined by 4.0%, from $100.5 million to $96.5 million; there was a nominal increase in our holdings of Federal Home Loan Bank stock by $93 thousand, or 5.3%.

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

The following table contains information regarding our nonperforming assets as well as restructured loans as of June 30, 2016, and December 31, 2015:

	June 30, 2016	December 31, 2015
Non-accrual loans:
Commercial & industrial	$1,251	$1,334
Commercial mortgage	7,279	8,744
Residential mortgage	7,145	7,245
Home equity	36	37
Other consumer[1]	145	123
Total non-accrual loans	$15,856	$17,483
Loans past due 90 days and still accruing:
Commercial & industrial	$-	$-
Commercial mortgage	-	-
Commercial construction	-	-
Commercial agriculture	-	-
Residential mortgage	-	175
Home equity	-	-
Automobile	63	59
Other consumer	1,293	1,397
Total loans past due 90 days and still accruing	$1,356	$1,631
Total nonperforming loans	$17,212	$19,114
Other real estate owned (OREO):
Commercial real estate	$1,742	$2,973
Residential real estate	$442	$487
Total other real estate owned	$2,184	$3,460
Other nonperforming assets:
Other assets owned	$-	$-
Asset backed security	-	-
Total other nonperforming assets	$-	$-
Total nonperforming assets	$19,396	$22,574
Restructured loans:
Accruing loans	$83	$88
Non-accruing loans (included in non-accrual loans above)	6,862	8,318
Total restructured loans	$6,945	$8,406

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

The above table indicates that nonperforming loans decreased by $1.9 million during the six months ended June 30, 2016, which resulted from the decrease in total non-accrual loans by $1.6 million, from $17.5 million to $15.9 million, and the decrease in total loans past due 90 days and still accruing by $275 thousand to $1.4 million, down from $1.6 million at December 31, 2015. The decrease in total loans past due 90 days and still accruing was primarily due to the $175 thousand decline in residential mortgage loans and the $104 thousand decrease in other consumer loans in this category. The decrease is total non-accrual loans is primarily attributed to a drop in non-accrual commercial mortgage by $1.5 million.

At June 30, 2016, the Bank’s largest nonperforming loans consisted of two commercial real estate mortgage loan relationships in the amount of $5.5 million, both of which are secured by real estate located in Guam. These loans were placed on non-accrual due to deficiencies in the underlying cash flow to service the monthly loan payments and meet operating expenses. At this time, management believes that the collateral and the allowance for loan losses are adequate to cover these loans; however, should property values deteriorate, additional write-downs or additional provisions may be necessary.

Analysis of Allowance for Loan Losses

The allowance for loan losses was $15.9 million, or 1.37% of outstanding gross loans as of June 30, 2016, as compared to $14.2 million, or 1.32% of outstanding gross loans at December 31, 2015.

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

In June 2016, a classified loan in the amount of $1.1 million was paid off.  As a result of the payoff, the Bank was able to recover previous principal charge downs of $1.55 million, which was the primary factor for the allowance increasing to 1.37% of outstanding gross loans.

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

The following table summarizes the changes in our allowance for loan losses:

	Commercial	Residential Mortgages	Consumer	Total
Six Months Ended June 30, 2016
Allowance for loan losses:
Balance at beginning of period	$6,890	$1,853	$5,416	$14,159
Charge-offs	(206)	(91)	(2,537)	$(2,834)
Recoveries	1,655	3	636	$2,294
Provision	82	245	2,003	$2,330
Balance at end of period	$8,421	$2,010	$5,518	$15,949

Three Months Ended June 30, 2016
Allowance for loan losses:
Balance at beginning of period	$6,637	$1,965	$5,521	$14,123
Charge-offs	-	(20)	(1,354)	$(1,374)
Recoveries	1,661	2	352	$2,015
Provision	123	63	999	$1,185
Balance at end of period	$8,421	$2,010	$5,518	$15,949

Allowance balance at end of quarter related to:
Loans individually evaluated for impairment	$-	$-	$-	$-
Loans collectively evaluated for impairment	$8,421	$2,010	$5,518	$15,949

Loan balances at end of quarter:
Loans individually evaluated for impairment	$8,595	$7,199	$145	$15,939
Loans collectively evaluated for impairment	792,189	137,857	214,950	1,144,996
Ending balance	$800,784	$145,056	$215,095	$1,160,935

Year Ended December 31, 2015
Allowance for loan losses:
Balance at beginning of year	$5,538	$1,590	$5,398	$12,526
Charge-offs	(222)	(9)	(4,026)	(4,257)
Recoveries	98	32	1,272	1,402
Provision	1,476	240	2,772	4,488
Balance at end of year	$6,890	$1,853	$5,416	$14,159

Allowance balance at end of year related to:
Loans individually evaluated for impairment	$-	$-	$-	$-
Loans collectively evaluated for impairment	$6,890	$1,853	$5,416	$14,159

Loan balances at end of year:
Loans individually evaluated for impairment	$10,146	$7,303	$122	$17,571
Loans collectively evaluated for impairment	705,669	137,332	210,016	1,053,017
Ending balance	$715,815	$144,635	$210,138	$1,070,588

Total Cash and Cash Equivalents

Total cash and cash equivalents were $133.8 million and $100.8 million at June 30, 2016, and December 31, 2015, respectively. This balance, which is comprised of cash and due from bank balances, Federal Funds sold and interest-bearing deposits that we maintain at other financial institutions (including the Federal Reserve Bank of San Francisco, but excepting restricted cash) will vary depending on daily cash settlement activities, the amount of highly liquid assets needed based on known events such as the repayment of borrowings and scheduled withdrawals, and actual cash on hand in the Bank’s branches. The increase in the balance during the period was primarily attributed to the receipt of large deposits from two relationships totaling approximately $24.0 million for the acquisition of a commercial building and for funds held by an organization pending distribution to its members. It should be noted that the balance of Federal Funds sold was reduced to $0.0 thousand during 2015 because a higher yield on these assets was available from the Federal Reserve Bank.

The following table sets forth the composition of our cash and cash equivalent balances at June 30, 2016, and December 31, 2015:

	June 30, 2016	December 31, 2015	Variance
Cash and due from banks	$24,386	$28,536	$(4,150)
Interest-bearing deposits with financial institutions	109,364	72,263	37,101
Total cash and cash equivalents	$133,750	$100,799	$32,951

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

At June 30, 2016, the carrying value of the investment securities portfolio (excluding Federal Home Loan Bank stock) totaled $384.0 million, which represents a $55.9 million increase from the portfolio balance of $328.1 million at December 31, 2015. The table below sets forth the amortized cost and fair value of our investment securities portfolio, with gross unrealized gains and losses, at June 30, 2016, and December 31, 2015:

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$87,543	$1,552	$-	$89,095
U.S. government agency pool securities	133,217	71	(1,124)	132,164
U.S. government agency or GSE mortgage-backed securities	65,779	558	(88)	66,249
Total	$286,539	$2,181	$(1,212)	$287,508
Securities Held-to-Maturity
U.S. government agency and GSE debt securities	$44,774	$2,199	$-	$46,973
U.S. government agency pool securities	15,041	26	(82)	14,985
U.S. government agency or GSE mortgage-backed securities	36,678	1,332	-	38,010
Total	$96,493	$3,557	$(82)	$99,968

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and GSE debt securities	$107,070	$-	$(1,048)	$106,022
U.S. government agency pool securities	51,808	30	(934)	50,904
U.S. government agency or GSE mortgage-backed securities	71,562	44	(997)	70,609
Total	$230,440	$74	$(2,979)	$227,535
Securities Held-to-Maturity
U.S. government agency and GSE debt securities	$44,638	$1,055	$(116)	$45,577
U.S. government agency pool securities	16,035	31	(47)	16,019
U.S. government agency or GSE mortgage-backed securities	39,846	613	(131)	40,328
Total	$100,519	$1,699	$(294)	$101,924

At June 30, 2016, and December 31, 2015, investment securities with a carrying value of $233.3 million and $202.8 million, respectively, were pledged to secure various government deposits and other public requirements.

The amortized cost and fair value of investment securities by contractual maturity at June 30, 2016, and December 31, 2015, follows:

	June 30, 2016
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$-	$-	$-	$-
Due after one but within five years	92,907	94,456	58,408	61,117
Due after five but within ten years	18,008	17,926	15,742	16,236
Due after ten years	175,624	175,126	22,343	22,615
Total	$286,539	$287,508	$96,493	$99,968

	December 31, 2015
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$-	$-	$-	$-
Due after one but within five years	111,998	110,954	42,786	43,508
Due after five but within ten years	11,263	11,116	29,438	30,109
Due after ten years	107,179	105,465	28,295	28,307
Total	$230,440	$227,535	$100,519	$101,924

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at June 30, 2016, and December 31, 2015:

	June 30, 2016
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
Securities Available for Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$-	$-	$-	$-	$-	$-
U.S. government agency pool securities	(227)	60,259	(897)	30,852	(1,124)	91,111
U.S. government agency or GSE mortgage-backed securities	-	-	(88)	16,379	(88)	16,379
Total	$(227)	$60,259	$(985)	$47,231	$(1,212)	$107,490

Securities Held to Maturity
U.S. government agency and GSE debt securities	$-	$-	$-	$-	$-	$-
U.S. government agency pool securities	(42)	8,333	(40)	2,890	(82)	11,223
U.S. government agency or GSE mortgage-backed securities	-	-	-	-	-	-
Total	$(42)	$8,333	$(40)	$2,890	$(82)	$11,223

	December 31, 2015
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
Securities Available for Sale
U.S. government agency and GSE debt securities	$(1,048)	$106,022	$-	$-	$(1,048)	$106,022
U.S. government agency pool securities	(51)	12,981	(883)	29,965	(934)	42,946
U.S. government agency or GSE mortgage-backed securities	(864)	52,153	(133)	14,669	(997)	66,822
Total	$(1,963)	$171,156	$(1,016)	$44,634	$(2,979)	$215,790

Securities Held to Maturity
U.S. government agency and GSE debt securities	$(116)	$15,999	$-	$-	$(116)	$15,999
U.S. government agency pool securities	(9)	6,558	(38)	7,832	(47)	14,390
U.S. government agency or GSE mortgage-backed securities	(131)	17,935	-	-	(131)	17,935
Total	$(256)	$40,492	$(38)	$7,832	$(294)	$48,324

The Company does not believe that any of the investment securities that were in an unrealized loss position as of June 30, 2016, which comprised a total of 48 securities, were other-than-temporarily impaired. Specifically, the 48 securities are comprised of the following: 42 Small Business Administration (SBA) Pool securities and 6 mortgage-backed securities issued by the Government National Mortgage Association (GNMA).

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

Deposits

At June 30, 2016, total deposits increased by $165.7 million to $1.59 billion as compared to $1.42 billion in total deposits at December 31, 2015. Interest-bearing deposits increased by $122.6 million to $1.13 billion at June 30, 2016, up from $1.01 billion at December 31, 2015, while non-interest bearing deposits increased by $43.1 million to $456.8 million at June 30, 2016, from $413.7 million at December 31, 2015. The 11.7% increase in total deposits was primarily due to several large government deposits, improvements in general economic conditions and competitive factors.

The following table sets forth the composition of our interest-bearing deposit portfolio with the average balances and average interest rates for the three months ending June 30, 2016, and June 30, 2015, respectively:

	Six Months Ending June 30,
	2016		2015
	Average balance	Average rate	Average balance	Average rate
Interest-bearing checking accounts	$193,246	0.11%	$148,952	0.11%
Money market and savings accounts	844,413	0.18%	791,594	0.20%
Certificates of deposit	42,852	0.33%	52,897	0.31%
Total interest-bearing deposits	$1,080,511	0.17%	$993,443	0.20%

As mentioned earlier, the Bank has expanded its operations and its branch network since it first opened in 1972, first in Guam, then in the other islands of our region and in San Francisco, California. As time has passed, the Bank has gathered market share in each of the islands. In recent years, in order to diversify its geographic market, the Bank has increased its focus on growth in the San Francisco area. The following table provides figures for deposits in the Bank’s administrative regions for the years ending December 31, 2014 and 2015, and the six months ending June 30, 2016:

	At December 31,		At June 30,
	2014	2015	2016
Guam	$792,378	$824,661	$880,860
Commonwealth of the Northern Mariana Islands	$230,654	$234,336	$286,589
The Freely Associated States of Micronesia *	$285,509	$314,603	$371,973
California	$46,973	$49,071	$48,996
Total	$1,355,514	$1,422,671	$1,588,418

*	The Freely Associated States (FAS) are comprised of the Federated States of Micronesia (Chuuk, Kosrae, Pohnpei and Yap), the Republic of Palau and the Republic of the Marshall Islands.

During the first six months of 2016, the Bank’s deposits increased by $165.7 million, or 11.7%, while in the full year of 2015, deposits increased by a total of $67.2 million. Our branches in Guam experienced an increase of $56.2 million in deposits during the first six months of 2016, while our FAS branches provided an additional $57.4 million and the deposits in our branches in the CNMI grew by $52.3 million. Our California region deposits decreased slightly, by $75 thousand.

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

At June 30, 2016, the Company had $300.0 thousand in short-term borrowings associated with the initial capitalization of its new subsidiary, BankGuam Investment and Insurance Services, Inc. At December 31, 2015, the Company had no short-term borrowings.

Also at June 30, 2016, the Company carried $3.4 million in subordinated debt associated with its purchase of a minority equity interest of 25% of ASC Trust Corporation.

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

At June 30, 2016, our liquid assets, which include cash and due from banks, federal funds sold, interest-earning deposits with financial institutions (excluding restricted cash), and investment securities available for sale totaled $421.3 million, up $92.9 million from $328.3 million at

December 31, 2015. This increase is comprised of the $60.0 million rise in available-for-sale securities and the increase of $37.1 million in interest bearing deposits in banks, partially offset by a $4.2 million decrease in cash and due from banks.

Contractual Obligations

The Bank utilizes facilities, equipment and land under various operating leases with terms, including renewal options, ranging from 1 to 99 years. Some of these leases include scheduled rent increases. The total amount of the rent is being debited to expense on the straight-line method over the lease terms in accordance with ASC Topic 840 “Leases”. The Bank has recorded a deferred obligation of $900 thousand and $874 thousand as of June 30, 2016, and December 31, 2015, respectively, which has been included within other liabilities to reflect the excess of rent expense over cash paid on the leases.

At June 30, 2016, annual lease commitments under the above non-cancelable operating leases were as follows:

Years ending December 31,
2016	$1,066
2017	1,783
2018	1,436
2019	1,241
2020 and thereafter	20,320
Total lease commitments	$25,846

The Bank leases certain facilities from two separate entities in which two of its directors have separate ownership interests. Lease payments made to these entities during the six months ended June 30, 2016, and the twelve months ended December 31, 2015, approximated $186 thousand and $370 thousand, respectively.

Additionally, the Bank leases office space to third parties, with original lease terms ranging from 3 to 5 years with option periods ranging up to 15 years. At June 30, 2016, minimum future rents to be received under non-cancelable operating sublease agreements were $59 thousand, $44 thousand, and $29 thousand for the periods ending December 31, 2016, 2017 and, 2018, respectively.

A summary of rental activities for the six-month periods ended June 30, 2016 and 2015, is as follows:

	Six Months Ended June 30,
	2016	2015
Rent expense	$1,321	$1,248
Less: sublease rentals	139	137
Net rent expense	$1,182	$1,111

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

A summary of financial instruments with off-balance-sheet risk at June 30, 2016, and December 31, 2015, is as follows:

	June 30, 2016	December 31, 2015
Commitments to extend credit	$131,268	$153,412

Letters of credit:
Standby letters of credit	$50,513	$49,256
Other letters of credit	4,832	6,546
Total	$55,345	$55,802

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

The Bank considers its standby and commercial letters of credit to be guarantees. At June 30, 2016, the maximum undiscounted future payments that the Bank could be required to make was $55.3 million. Almost all of these arrangements mature within one year. The Bank generally has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized; however, several that are extended to the Bank’s most creditworthy customers are unsecured. The Bank has recorded $15.0 thousand in reserve liabilities associated with commitments to extend credit and letters of credit at June 30, 2016.

Mortgage loans serviced for others are not included in the accompanying condensed consolidated statements of condition. The unpaid principal balances of mortgage loans serviced for others were $212.4 million and $213.2 million at June 30, 2016, and December 31, 2015, respectively. On June 30, 2016, and December 31, 2015, the Bank recorded mortgage servicing rights at their fair value of $1.5 million and $1.5 million, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital and the new Common Equity Tier 1 capital which took effect on January 1, 2015 (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of June 30, 2016, and December 31, 2015, the Bank met all capital adequacy requirements to which it is subject.

As of June 30, 2016, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There have been no conditions or events since the FDIC notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of June 30, 2016, and December 31, 2015, are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2016:
Total capital (to Risk Weighted Assets)	$134,034	11.960%	$96,646	8.625%	$112,053	10.000%
Tier 1 capital (to Risk Weighted Assets)	$120,003	10.710%	$74,235	6.625%	$89,643	8.000%
Tier 1 capital (to Average Assets)	$120,003	7.108%	$67,564	4.000%	$84,455	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$120,003	10.710%	$57,427	5.125%	$72,835	6.500%

At December 31, 2015:
Total capital (to Risk Weighted Assets)	$128,119	12.452%	$82,315	8.000%	$102,893	10.000%
Tier 1 capital (to Risk Weighted Assets)	$115,242	11.200%	$61,736	6.000%	$82,315	8.000%
Tier 1 capital (to Average Assets)	$115,242	7.404%	$62,256	4.000%	$77,820	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$115,242	11.200%	$46,302	4.500%	$66,881	6.500%

Since the formation of BankGuam Holding Company in 2011, our assets have grown by 56.1% ($618.7 million), while our stockholders’ equity has grown by 34.7% ($30.8 million, including $27.3 million in retained earnings). The difference between these growth rates has challenged our ability to maintain our historically strong capital ratios. In order to support the Company’s continued growth and to provide sufficient resources to expand our subsidiary holdings, our Board of Directors approved the issuance of an additional $5.0 million in common stock during its regularly scheduled meeting in June 2015. During September 2015, $2.7 million of new common stock was issued under this initiative. During October of 2015, $170.9 thousand more of this stock was issued. In addition, the Board has approved the issuance of up to $10.0 million in non-cumulative perpetual preferred stock, to be issued to a limited number of accredited investors.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2016, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s Rules and forms and is accumulated and communicated to management, including our Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Exhibit

10.01*	Stock Purchase Agreement, dated May 27, 2016, by and between David J. John and the Company

31.01	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley At of 2002

31.02	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Statements of Condition as of June 30, 2016, and December 31, 2015, (ii) Unaudited Condensed Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2016 and 2015, and (v) Notes to Unaudited Condensed Consolidated Financial Statements

*	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, BankGuam Holding Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANKGUAM HOLDING COMPANY

Date: August 8, 2016	By:	/s/ LOURDES A. LEON GUERRERO
Lourdes A. Leon Guerrero, President and Chief Executive Officer

Date: August 8, 2016	By:	/s/ FRANCISCO M. ATALIG
Francisco M. Atalig, Senior Vice President and Chief Financial Officer