Form 10-Q
period 2016-09-30
BankGuam Holding Co
filed 2016-11-08
CIK 1527383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of September 30, 2016, the registrant had outstanding 9,259,491 shares of common stock.

BANKGUAM HOLDING COMPANY

FORM 10-Q

QUARTERLY REPORT

TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION		4

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	4

	Condensed Consolidated Statements of Condition at September 30, 2016, and December 31, 2015	5

	Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015	6

	Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015	7

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015	8

	Notes to Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 4.	Controls and Procedures	48

PART II. OTHER INFORMATION		49

Item 6.	Exhibits	49

Signatures		50

Exhibit Index

Exhibit 10.01 Form of Private Placement Subscription Agreement incorporated by reference from the Company’s Current Reports on Form 8-K filed with the SEC on September 21, 2016

Exhibit 31.01 Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley At of 2002

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

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Condition

(in Thousands, Except Par Value)

	September 30, 2016	December 31, 2015
ASSETS
Cash and due from banks	$26,264	$28,536
Interest bearing deposits in banks	173,592	72,263
Total cash and cash equivalents	199,856	100,799
Restricted cash	400	400
Investment in unconsolidated subsidiary	3,075	-
Investment securities available-for-sale, at fair value	344,609	227,535
Investment securities held-to-maturity, at amortized cost	98,320	100,519
Federal Home Loan Bank stock, at cost	1,855	1,762
Loans, net of allowance for loan losses ($15,359 and $14,159, respectively)	1,121,659	1,054,250
Accrued interest receivable	4,933	4,098
Premises and equipment, net	17,773	17,876
Goodwill	783	783
Other assets	42,641	36,262
Total assets	$1,835,904	$1,544,284

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$471,078	$413,662
Interest bearing	1,224,952	1,009,009
Total deposits	1,696,030	1,422,671
Accrued interest payable	181	113
Subordinated debt, net	3,453	-
Other liabilities	12,656	9,358
Total liabilities	1,712,320	1,432,142
Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock $0.2083 par value; 48,000 shares authorized; 9,291 and 9,273 shares issued and 9,259 and 9,241 shares outstanding at September 30, 2016, and December 31, 2015, respectively	1,937	1,933
Preferred stock $100.00 par value; 300 shares authorized; 1.75 shares issued and outstanding at September 30, 2016	175	-
Additional paid-in capital, Common stock	19,837	19,659
Additional paid-in capital, Preferred stock	1,557	-
Retained earnings	101,985	94,823
Accumulated other comprehensive loss	(1,617)	(3,983)
Common stock in treasury, at cost (32 shares)	(290)	(290)
Total stockholders’ equity	123,584	112,142
Total liabilities and stockholders’ equity	$1,835,904	$1,544,284

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Income

(Dollar and Share Amounts in Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest income:
Loans	$17,362	$16,577	$52,110	$48,585
Investment securities	1,245	1,156	3,696	3,380
Deposits with banks	163	32	369	119
Federal Funds sold	-	-	-	2
Total interest income	18,770	17,765	56,175	52,086
Interest expense:
Savings deposits	473	421	1,341	1,311
Time deposits	35	41	107	124
Other borrowed funds	72	-	106	-
Total interest expense	580	462	1,554	1,435
Net interest income	18,190	17,303	54,621	50,651
Provision for loan losses	385	1,125	2,715	3,375
Net interest income, after provision for loan losses	17,805	16,178	51,906	47,276
Non-interest income:
Service charges and fees	1,427	1,409	4,391	3,563
Investment securities gains, net (reclassified from other comprehensive income)	272	89	401	61
Income from merchant services	751	333	1,518	479
Cardholders income	268	345	963	1,069
Trustee fees	240	180	598	412
Other income	798	650	2,264	1,970
Total non-interest income	3,756	3,006	10,135	7,554
Non-interest expenses:
Salaries and employee benefits	8,170	7,377	23,665	21,184
Occupancy	1,561	1,690	4,679	4,990
Equipment and depreciation	1,983	1,701	5,490	4,869
Insurance	406	411	1,218	1,273
Telecommunications	421	382	1,222	1,113
FDIC assessment	327	328	973	958
Professional services	475	417	1,640	1,263
Contract services	370	342	1,302	1,220
Other real estate owned	84	138	101	401
Stationery and supplies	217	206	702	555
Training and education	263	217	777	725
General, administrative and other	2,085	1,756	6,213	5,210
Total non-interest expenses	16,362	14,965	47,982	43,761
Income before income taxes	5,199	4,219	14,059	11,069
Income tax expense	1,587	1,149	4,123	2,846
Net income	$3,612	$3,070	$9,936	$8,223
Earnings per share:
Basic	$0.39	$0.34	$1.07	$0.92
Diluted	$0.39	$0.34	$1.07	$0.92
Dividends declared per share	$0.100	$0.100	$0.300	$0.300
Basic weighted average common shares	9,257	8,971	9,250	8,945
Diluted weighted average common shares	9,257	8,971	9,250	8,945

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$3,612	$3,070	$9,936	$8,223
Other comprehensive income (loss), net of tax effects:
Unrealized holding (loss) gain on available-for-sale securities arising during the period	(257)	808	2,430	327
Reclassification for (gain) realized on available-for-sale securities	(272)	(89)	(401)	(61)
Amortization of unrealized holding loss on held-to-maturity securities during the period	118	112	337	378
Total other comprehensive (loss) income	(411)	831	2,366	644
Total comprehensive income	$3,201	$3,901	$12,302	$8,867

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Cash Flows

(in Thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$9,936	$8,223
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,715	3,375
Depreciation	2,541	2,659
Amortization of fees, discounts and premiums	1,110	1,206
Write-down and loss on sales of other real estate owned, net	29	223
Proceeds from sales of mortgage loans held for sale	14,965	16,376
Origination of mortgage loans held for sale	(14,965)	(16,376)
Increase in mortgage servicing rights	(68)	(70)
Realized gain on sale of available-for-sale securities	(401)	(61)
Realized gain on sale of premises and equipment	(18)	(16)
Net change in operating assets and liabilities:
Accrued interest receivable	(835)	(830)
Other assets	(8,077)	(11,206)
Accrued interest payable	68	(25)
Other liabilities	6,751	8,312
Net cash provided by operating activities	13,751	11,790
Cash flows from investing activities:
Acquisition of an unconsolidated subsidiary	(3,075)	-
Purchases of available-for-sale securities	(173,619)	(152,022)
Purchases of held-to-maturity securities	(4,037)	(3,293)
Proceeds from sales of available-for-sale securities	39,950	143,540
Maturities, prepayments and calls of available-for-sale securities	18,252	13,877
Maturities, prepayments and calls of held-to-maturity securities	6,235	7,141
Loan originations and principal collections, net	(69,879)	(78,952)
Proceeds from sales of other real estate owned	1,492	829
Proceeds from sales of premises and equipment	18	16
Purchases of premises and equipment	(2,438)	(1,913)
Net cash used in investing activities	(187,101)	(70,777)
Cash flows from financing activities:
Net increase in deposits	273,359	91,819
(Costs of) proceeds from FHLB stock (purchase) redemption	(93)	304
Proceeds from issuance of common stock	182	2,832
Proceeds from issuance of preferred stock	1,733	-
Dividends paid	(2,774)	(2,698)
Net cash provided by financing activities	272,407	92,257
Net change in cash and cash equivalents	99,057	33,270
Cash and cash equivalents at beginning of the period	100,799	105,908
Cash and cash equivalents at end of the period	$199,856	$139,178
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$832	$1,461
Income taxes	220	200
Supplemental disclosure of noncash investing and financing activities:
Net change in unrealized loss on held-to-maturity securities, net of tax	337	378
Net change in unrealized loss on available-for-sale securities, net of tax	2,029	267
Other real estate owned transferred from loans, net	442	378
Other real estate owned transferred to loans, net	(197)	(428)

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Notes to Condensed Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

Note 1 – Nature of Business

Organization

The accompanying condensed consolidated financial statements include the accounts of BankGuam Holding Company (“Company”) and its wholly-owned subsidiaries, Bank of Guam (“Bank”) and BankGuam Investment and Insurance Services (“BGIIS”). The Company is a Guam corporation organized on October 29, 2010, to act as a holding company of the Bank, a Guam banking corporation, a 23-branch bank serving the communities in Guam, the Commonwealth of the Northern Mariana Islands (CNMI), the Federated States of Micronesia (FSM), the Republic of the Marshall Islands (RMI), the Republic of Palau (ROP), and San Francisco, California. BankGuam Investment and Insurance Services was incorporated in Guam in 2015 and initially capitalized during the first quarter of 2016. During July 2016, the Company executed an agreement to purchase 25% of ASC Trust Corporation.

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

Note 2 – Summary of Significant Accounting Policies and Recent Accounting Pronouncements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all footnotes that would be required for a full presentation of financial condition, results of operations, changes in cash flows and comprehensive income in accordance with generally accepted accounting principles in the United States (“GAAP”). However, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of our management, are necessary for a fair presentation of our financial condition, results of operations and cash flows for the interim periods presented.

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

Our condensed consolidated financial condition at September 30, 2016, and the condensed consolidated results of operations for the three and nine months ended September 30, 2016, are not necessarily indicative of what our financial condition will be as of December 31, 2016, or of the results of our operations that may be expected for the full year ending December 31, 2016.

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

Recently Issued but Not Yet Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”. Among other objectives, it is intended to provide more useful information to the users of financial statements by making the definition and recognition of revenue more comparable across reporting entities, industries, jurisdictions and capital markets. We are currently evaluating the prospective impact of ASU 2014-09 on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”, to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information and to address certain aspects of the recognition, measurement, presentation and disclosure of the fair value, including impairment assessments, of financial instruments. We are currently evaluating the impact of ASU 2016-01 on our consolidated financial statements, which is effective for public business entities on January 1, 2018.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, a new Topic intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements on the basis that it is important that users of financial statements have a complete and understandable picture of an entity’s leasing activities. We are currently evaluating the impact of ASU 2016-02 on our consolidated financial statements, which is effective for public business entities January 1, 2019.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326)”, to amend the standards for the measurement of credit losses on financial instruments by replacing the historical incurred loss impairment methodology of determining the level of the allowance for loan and lease losses (ALLL), including losses associated with available-for-sale securities, with a more decision-useful methodology that reflects expected credit losses over the life of a financial instrument based upon historical experience, current conditions, and reasonable and supportable forecasts in determining the ALLL level, as well as the reserve for off-balance-sheet credit exposures. We are currently evaluating the impact of ASU 2016-13 on our consolidated financial statements, which is effective for public business entities January 1, 2020.

Note 3 – Earnings Per Common Share

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Potential common shares that may be issued by the Company relate to shares subscribed but not yet issued in 2016 and 2015 under the Employee Stock Purchase Plan, and are reported as dilutive options. No shares were subscribed but not issued at the end of the nine months ended September 30, 2016 and 2015.

Earnings per common share have been computed based on reported net income and the following common share data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income available for common stockholders	$3,612	$3,070	$9,936	$8,223
Weighted average number of common shares outstanding	9,257	8,971	9,250	8,945
Effect of dilutive options	-	-	-	-
Weighted average number of common shares outstanding - used to calculate diluted earnings per common share	9,257	8,971	9,250	8,945
Income per common share:
Basic	$0.39	$0.34	$1.07	$0.92
Diluted	$0.39	$0.34	$1.07	$0.92

Note 4 – Investment Securities

The amortized cost and fair value of investment securities, with gross unrealized gains and losses, follows:

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$97,945	$884	$(9)	$98,820
U.S. government agency pool securities	184,496	66	(1,358)	183,204
U.S. government agency or GSE mortgage-backed securities	61,999	694	(108)	62,585
Total	$344,440	$1,644	$(1,475)	$344,609
Securities Held-to-Maturity
U.S. government agency and GSE debt securities	$44,842	$1,903	$-	$46,745
U.S. government agency pool securities	14,378	23	(92)	14,309
U.S. government agency or GSE mortgage-backed securities	39,100	1,096	(45)	40,151
Total	$98,320	$3,022	$(137)	$101,205

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and GSE debt securities	$107,070	$-	$(1,048)	$106,022
U.S. government agency pool securities	51,808	30	(934)	50,904
U.S. government agency or GSE mortgage-backed securities	71,562	44	(997)	70,609
Total	$230,440	$74	$(2,979)	$227,535
Securities Held-to-Maturity
U.S. government agency and GSE debt securities	$44,638	$1,055	$(116)	$45,577
U.S. government agency pool securities	16,035	31	(47)	16,019
U.S. government agency or GSE mortgage-backed securities	39,846	613	(131)	40,328
Total	$100,519	$1,699	$(294)	$101,924

At September 30, 2016, and December 31, 2015, investment securities with a carrying value of $323.3 million and $202.8 million, respectively, were pledged to secure various government deposits and to meet other public requirements.

The amortized cost and estimated fair value of investment securities by contractual maturity at September 30, 2016, and December 31, 2015, are shown below.

	September 30, 2016
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$-	$-	$-	$-
Due after one but within five years	102,846	103,697	58,057	60,336
Due after five but within ten years	28,156	28,068	15,038	15,417
Due after ten years	213,438	212,844	25,225	25,452
Total	$344,440	$344,609	$98,320	$101,205

	December 31, 2015
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$-	$-	$-	$-
Due after one but within five years	111,998	110,954	42,786	43,508
Due after five but within ten years	11,263	11,116	29,438	30,109
Due after ten years	107,179	105,465	28,295	28,307
Total	$230,440	$227,535	$100,519	$101,924

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2016, and December 31, 2015.

	September 30, 2016
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
Securities Available for Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(9)	$15,337	$-	$-	$(9)	$15,337
U.S. government agency pool securities	(423)	105,685	(935)	28,276	(1,358)	133,961
U.S. government agency or GSE mortgage-backed securities	(5)	2,975	(103)	12,766	(108)	15,741
Total	$(437)	$123,997	$(1,038)	$41,042	$(1,475)	$165,039

Securities Held to Maturity
U.S. government agency and GSE debt securities	$-	$-	$-	$-	$-	$-
U.S. government agency pool securities	(6)	2,019	(86)	8,592	(92)	10,611
U.S. government agency or GSE mortgage-backed securities	(45)	3,973	-	-	(45)	3,973
Total	$(51)	$5,992	$(86)	$8,592	$(137)	$14,584

	December 31, 2015
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
Securities Available for Sale
U.S. government agency and GSE debt securities	$(1,048)	$106,022	$-	$-	$(1,048)	$106,022
U.S. government agency pool securities	(51)	12,981	(883)	29,965	(934)	42,946
U.S. government agency or GSE mortgage-backed securities	(864)	52,153	(133)	14,669	(997)	66,822
Total	$(1,963)	$171,156	$(1,016)	$44,634	$(2,979)	$215,790

Securities Held to Maturity
U.S. government agency and GSE debt securities	$(116)	$15,999	$-	$-	$(116)	$15,999
U.S. government agency pool securities	(9)	6,558	(38)	7,832	(47)	14,390
U.S. government agency or GSE mortgage-backed securities	(131)	17,935	-	-	(131)	17,935
Total	$(256)	$40,492	$(38)	$7,832	$(294)	$48,324

The investment securities that were in an unrealized loss position as of September 30, 2016, which comprised a total of 70 securities, were not other-than-temporarily impaired. Specifically, the 70 securities are comprised of the following: 58 Small Business Administration (SBA) Pool securities, 6 mortgage-backed securities issued by the Government National Mortgage Association (GNMA), 2 mortgage-backed securities issued by the Federal National Mortgage Association (FNMA) and 4 step-up securities issued by the Federal Home Loan Bank (FHLB).

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

Investment in Unconsolidated Subsidiary

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

During the nine months ended September 30, 2016, the Bank originated and sold approximately $15.0 million in FHLMC mortgage loans.

Mortgage loans serviced for others are not included in the accompanying condensed consolidated statements of condition. The unpaid principal balances of mortgage loans serviced for others were $212.4 million and $213.2 million at September 30, 2016, and December 31, 2015, respectively.

We retain mortgage servicing rights on mortgage loans that we sell. Such rights represent the net positive cash flows generated from the servicing of such mortgage loans and we recognize such rights as assets on our statements of financial condition based on their estimated fair values. We receive servicing fees, less any subservicing costs, on the unpaid principal balances of such mortgage loans. Those fees are collected from the monthly payments made by the mortgagors or from the proceeds of the sale or foreclosure and liquidation of the underlying real property collateralizing the loans. At September 30, 2016 and December 31, 2015, mortgage servicing rights totaled $1.5 million and $1.5 million, respectively, and are included in other assets in the accompanying consolidated statements of condition. The Bank accounts for mortgage servicing rights at fair value with changes in fair value recorded in the condensed consolidated statements of income.

Loans

Outstanding loan balances are presented net of unearned income, deferred loan fees, and unamortized discount and premium. Loans subject to ASC 310-30 are presented net of the related accretable yield and nonaccretable difference.

The loan portfolio consisted of the following at:

	September 30, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
Commercial
Commercial & industrial	$245,398	21.5%	$233,351	21.8%
Commercial mortgage	533,817	46.8%	420,049	39.2%
Commercial construction	3,508	0.3%	62,415	5.8%
Commercial agriculture	749	0.1%	-	0.0%
Total commercial	783,472	68.8%	715,815	66.9%
Consumer
Residential mortgage	144,712	12.7%	144,007	13.5%
Home equity	463	0.0%	628	0.1%
Automobile	29,635	2.6%	26,541	2.5%
Other consumer loans[1]	181,263	15.9%	183,597	17.1%
Total consumer	356,073	31.2%	354,773	33.1%
Gross loans	1,139,545	100.0%	1,070,588	100.0%
Deferred fee (income) costs, net	(2,527)		(2,179)
Allowance for loan losses	(15,359)		(14,159)
Loans, net	$1,121,659		$1,054,250

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

At September 30, 2016, total gross loans increased by $69.0 million to $1.14 billion from $1.07 billion at December 31, 2015. The increase in loans was primarily attributed to a $67.7 million increase in commercial loans to $783.5 million at September 30, 2016, from $715.8 million at December 31, 2015. The increase in commercial loans was due to the $113.8 million increase in commercial mortgage loans, the $12.0 million increase in commercial & industrial loans and the $749 thousand increase in commercial agriculture loans, offset by the $58.9 million decrease in the commercial construction loan portfolio. The increase in commercial loans was supplemented by a $1.3 million increase in consumer loans to $356.1 million at September 30, 2016, up from $354.8 million at December 31, 2015. The increase in consumer loans was primarily due to the $3.1 million increase in automobile loans and the $705 thousand increase in residential mortgage loans. These increases in consumer loans were offset by a $2.3 million decrease in other consumer loans and the $165 thousand decrease in home equity loans.

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

Formula Classified: Formula Classified loans are all loans and credit cards delinquent 90 days and over which have yet to be formally classified Special Mention, Substandard or Doubtful by the Bank’s Loan Committee. In most instances, the monthly formula total is comprised primarily of real estate loans, consumer loans, credit cards and commercial loans under $250 thousand. However, commercial loans are typically formally classified by the Loan Committee no later than their 90-day delinquency, and those do not become part of the formula classification. Real estate loans

90-days delinquent that are in the foreclosure process, which is typically completed within another 60 days, are not formally classified during this period.

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

Set forth below is a summary of the Bank’s activity in the allowance for loan losses during the three and nine months ended September 30, 2016, and the year ended December 31, 2015:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016	Year Ended December 31, 2015
Balance, beginning of period	$15,949	$14,159	$12,526
Provision for loan losses	385	2,715	4,488
Recoveries on loans previously charged off	347	2,642	1,402
Charged off loans	(1,322)	(4,157)	(4,257)
Balance, end of period	$15,359	$15,359	$14,159

Set forth below is information regarding loan balances and the related allowance for loan losses, by portfolio type, for the three and nine months ended September 30, 2016, and the year ended December 31, 2015, respectively.

	Commercial	Residential Mortgages	Consumer	Total
Nine Months Ended September 30, 2016
Allowance for loan losses:
Balance at beginning of period	$6,890	$1,853	$5,416	$14,159
Charge-offs	(270)	(121)	(3,766)	$(4,157)
Recoveries	1,667	3	972	$2,642
Provision	184	249	2,282	$2,715
Balance at end of period	$8,471	$1,984	$4,904	$15,359

Three Months Ended September 30, 2016
Allowance for loan losses:
Balance at beginning of period	$8,421	$2,010	$5,518	$15,949
Charge-offs	(64)	(30)	(1,228)	$(1,322)
Recoveries	10	1	336	$347
Provision	104	3	278	$385
Balance at end of period	$8,471	$1,984	$4,904	$15,359

Allowance balance at end of quarter related to:
Loans individually evaluated for impairment	$-	$-	$-	$-
Loans collectively evaluated for impairment	$8,471	$1,984	$4,904	$15,359

Loan balances at end of quarter:
Loans individually evaluated for impairment	$8,749	$6,705	$148	$15,602
Loans collectively evaluated for impairment	774,723	138,470	210,750	1,123,943
Ending balance	$783,472	$145,175	$210,898	$1,139,545

Year Ended December 31, 2015
Allowance for loan losses:
Balance at beginning of year	$5,538	$1,590	$5,398	$12,526
Charge-offs	(222)	(9)	(4,026)	(4,257)
Recoveries	98	32	1,272	1,402
Provision	1,476	240	2,772	4,488
Balance at end of year	$6,890	$1,853	$5,416	$14,159

Allowance balance at end of year related to:
Loans individually evaluated for impairment	$-	$-	$-	$-
Loans collectively evaluated for impairment	$6,890	$1,853	$5,416	$14,159

Loan balances at end of year:
Loans individually evaluated for impairment	$10,146	$7,303	$122	$17,571
Loans collectively evaluated for impairment	705,669	137,332	210,016	1,053,017
Ending balance	$715,815	$144,635	$210,138	$1,070,588

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

Credit Quality

The following table provides a summary of the delinquency status of the Bank’s loans by portfolio type:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans Outstanding
September 30, 2016
Commercial
Commercial & industrial	$506	$450	$352	$1,308	$244,090	$245,398
Commercial mortgage	540	-	962	1,502	532,315	533,817
Commercial construction	-	-	-	-	3,508	3,508
Commercial agriculture	-	-	-	-	749	749
Total commercial	1,046	450	1,314	2,810	780,662	783,472

Consumer
Residential mortgage	6,322	4,207	2,586	13,115	131,597	144,712
Home equity	-	103	-	103	360	463
Automobile	973	126	79	1,178	28,457	29,635
Other consumer [1]	2,723	1,377	1,336	5,436	175,827	181,263
Total consumer	10,018	5,813	4,001	19,832	336,241	356,073
Total	$11,064	$6,263	$5,315	$22,642	$1,116,903	$1,139,545

December 31, 2015
Commercial
Commercial & industrial	$787	$136	$25	$948	$232,403	$233,351
Commercial mortgage	2,222	-	3,656	5,878	414,171	420,049
Commercial construction	-	-	-	-	62,415	62,415
Commercial agriculture	-	-	-	-	-	-
Total commercial	3,009	136	3,681	6,826	708,989	715,815

Consumer
Residential mortgage	6,660	3,012	3,384	13,056	130,951	144,007
Home equity	7	-	-	7	621	628
Automobile	736	179	59	974	25,567	26,541
Other consumer [1]	2,488	1,590	1,481	5,559	178,038	183,597
Total consumer	9,891	4,781	4,924	19,596	335,177	354,773
Total	$12,900	$4,917	$8,605	$26,422	$1,044,166	$1,070,588

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

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

The following table provides information as of September 30, 2016, and December 31, 2015, with respect to loans on non-accrual status, by portfolio type:

	September 30, 2016	December 31, 2015
Non-accrual loans:
Commercial
Commercial & industrial	$1,479	$1,334
Commercial mortgage	7,210	8,744
Commercial construction	-	-
Commercial agriculture	-	-
Total commercial	8,689	10,078

Consumer
Residential mortgage	6,652	7,245
Home equity	35	37
Automobile	-	-
Other consumer [1]	147	123
Total consumer	6,834	7,405
Total non-accrual loans	$15,523	$17,483

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

The Bank classifies its loan portfolios using internal credit quality ratings, as discussed above under Allowance for Loan Losses. The following table provides a summary of loans by portfolio type and the Bank’s internal credit quality ratings as of September 30, 2016, and December 31, 2015:

	September 30, 2016	December 31, 2015	Increase (Decrease)
Pass:
Commercial & industrial	$242,788	$221,063	$21,725
Commercial mortgage	519,987	391,957	128,030
Commercial construction	3,508	62,415	(58,907)
Commercial agriculture	749	-	749
Residential mortgage	137,833	136,175	1,658
Home equity	463	591	(128)
Automobile	29,556	26,482	3,074
Other consumer	179,877	182,077	(2,200)
Total pass loans	$1,114,761	$1,020,760	$94,001

Special Mention:
Commercial & industrial	$607	$10,322	$(9,715)
Commercial mortgage	3,790	17,225	(13,435)
Commercial construction	-	-	-
Commercial agriculture	-	-	-
Residential mortgage	153	306	(153)
Home equity	-	-	-
Automobile	-	-	-
Other consumer	-	-	-
Total special mention loans	$4,550	$27,853	$(23,303)

Substandard:
Commercial & industrial	$1,980	$1,937	$43
Commercial mortgage	9,809	10,616	(807)
Commercial construction	-	-	-
Commercial agriculture	-	-	-
Residential mortgage	440	477	(37)
Home equity	-	-	-
Automobile	-	-	-
Other consumer	-	-	-
Total substandard loans	$12,229	$13,030	$(801)

Formula Classified:
Commercial & industrial	$23	$29	$(6)
Commercial mortgage	231	250	(19)
Commercial construction	-	-	-
Commercial agriculture	-	-	-
Residential mortgage	6,286	7,050	(764)
Home equity	-	37	(37)
Automobile	79	59	20
Other consumer	1,386	1,520	(134)
Total formula classified loans	$8,005	$8,945	$(940)

Doubtful:
Commercial & industrial	$-	$-	$-
Commercial mortgage	-	-	-
Commercial construction	-	-	-
Commercial agriculture	-	-	-
Residential mortgage	-	-	-
Home equity	-	-	-
Automobile	-	-	-
Other consumer	-	-	-
Total doubtful loans	$-	$-	$-
Total outstanding loans, gross	$1,139,545	$1,070,588	$68,957

As the above table indicates, the Bank’s total gross loans approximated $1.14 billion at September 30, 2016, up from $1.07 billion at December 31, 2015. The disaggregation of the portfolio by risk rating in the table reflects the following changes between December 31, 2015, and September 30, 2016:

•

Loans rated “pass” increased by $94.0 million to $1.11 billion at September 30, 2016, up from $1.02 billion at December 31, 2015. The increase was primarily in commercial mortgage loans, which increased by $128.0 million, commercial & industrial loans, which were up by $21.7 million, the rise in  automobile loans, by $3.1 million, and residential mortgage loans, which rose by $1.7 million. These increases were partially offset by a decrease in commercial construction loans rated “pass” by $58.9 million and other consumer loans, which decreased by $2.2 million. The increases in commercial mortgage loans and commercial & industrial loans were primarily due to various large loans originated in the California region and in Guam, as well as a commercial & industrial loan of $6.8 million and a commercial mortgage loan of $13.7 million being upgraded from “special mention” to “pass,” while the increase in automobile loans was primarily due to new dealer loan bookings. The increase in residential mortgages rated “pass” by $1.7 million was partially due to upgrades in the credit quality of some loans, with the remainder due to new loans, partially offset by payoffs and paydowns of existing loans. During the second quarter of 2016, a commercial agriculture loan was added to the portfolio for the first time, in the amount of $749 thousand, and remains current. The decrease in commercial construction loans is due to the completion of the construction of the project, and the loan was rolled over into a commercial mortgage. The decrease in other consumer loans rated “pass” resulted primarily from net payoffs and paydowns of outstanding loans.

•

The “special mention” category, at $4.6 million, was $23.3 million lower at September 30, 2016, than at December 31, 2015. This is attributed to a reduction in special mention commercial mortgage loans by $13.4 million as a result of two loan relationships being upgraded from “special mention” to “pass,” and a decline in commercial & industrial loans by $9.7 million, which was primarily due to one loan relationship being reclassified from “special mention” to “pass.”

•

Loans classified “substandard” decreased by $801 thousand, to $12.2 million at September 30, 2016, from $13.0 million at December 31, 2015. The decrease was mainly the result of one loan payoff of $1.1 million in commercial mortgage loans.

•	The “formula classified” category decreased by $940 thousand, to $8.0 million, primarily due to $764 thousand less in residential mortgage loans falling into this category.
•	There were no loans classified as “doubtful” at either September 30, 2016, or December 31, 2015.

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

The following table sets forth information regarding non-accrual loans and restructured loans, at September 30, 2016, and December 31, 2015:

	September 30, 2016	December 31, 2015
Impaired loans:
Restructured loans:
Non-accruing restructured loans	$6,729	$8,318
Accruing restructured loans	79	88
Total restructured loans	6,808	8,406
Other non-accruing impaired loans	8,794	9,165
Total impaired loans	$15,602	$17,571

Impaired loans less than 90 days delinquent and included in total impaired loans	$11,642	$10,597

The table below contains additional information with respect to impaired loans, by portfolio type, at September 30, 2016, and December 31, 2015:

	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
September 30, 2016, With no related allowance recorded:
Commercial & industrial	$1,539	$3,196	$1,514	$-
Commercial mortgage	7,210	7,450	8,002	-
Commercial construction	-	-	-	-
Commercial agriculture	-	-	-	-
Residential mortgage	6,670	6,700	7,060	2
Home equity	35	35	36	-
Automobile	-	-	-	-
Other consumer	148	148	140	-
Total impaired loans with no related allowance	$15,602	$17,529	$16,752	$2

September 30, 2016, With an allowance recorded:
Commercial & industrial	$-	$-	$-	$-
Commercial mortgage	-	-	-	-
Commercial construction	-	-	-	-
Commercial agriculture	-	-	-	-
Residential mortgage	-	-	-	-
Home equity	-	-	-	-
Automobile	-	-	-	-
Other consumer	-	-	-	-
Total impaired loans with no related allowance	$-	$-	$-	$-

December 31, 2015, With no related allowance recorded:
Commercial & industrial	$1,402	$3,029	$1,526	$-
Commercial mortgage	8,744	10,508	8,810	-
Commercial construction	-	-	-	-
Commercial agriculture	-	-	-	-
Residential mortgage	7,266	7,283	7,389	-
Home equity	37	-	42	-
Automobile	-	-	-	-
Other consumer	122	123	119	-
Total impaired loans with no related allowance	$17,571	$20,943	$17,886	$-

December 31, 2015, With an allowance recorded:
Commercial & industrial	$-	$-	$-	$-
Commercial mortgage	-	-	-	-
Commercial construction	-	-	-	-
Commercial agriculture	-	-	-	-
Residential mortgage	-	-	-	-
Home equity	-	-	-	-
Automobile	-	-	-	-
Other consumer	-	-	-	-
Total impaired loans with no related allowance	$-	$-	$-	$-

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

Troubled Debt Restructurings

In accordance with FASB’s Accounting Standard Update No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring” (ASU No. 2011-02), the Bank had $6.8 million of troubled debt restructurings (TDRs) as of September 30, 2016, almost entirely in commercial mortgage loans. The restructured loans recorded with the Bank have been modified for the purpose of alleviating temporary impairments to the borrower’s financial condition. The modifications that the Bank has extended to borrowers have come in the form of a change in the amortization terms, reduction in the interest rate, and interest-only payments. The workout plan between the borrower and the Bank is designed to provide a bridge for cash flow shortfalls in the near term. As the borrower works through the near term issues, in most cases, the original contractual terms will be reinstated.

Additional information regarding performing and nonperforming TDRs at September 30, 2016 and December 31, 2015 is set forth in the following table:

		Pre-Modification Outstanding	Post-Modification Outstanding	Outstanding Balance
	Number of Loans	Recorded Investment	Recorded Investment	September 30, 2016	December 31, 2015
Performing
Residential mortgage	1	$35	$35	$19	$21
Commercial mortgage	1	75	75	60	67
Automobile	-	-	-	-	-
Consumer	-	-	-	-	-
Total Performing	2	110	110	79	88
Nonperforming
Residential mortgage	-	$-	$-	$-	$-
Commercial mortgage	2	10,662	10,653	6,729	8,318
Automobile	-	-	-	-	-
Consumer	-	-	-	-	-
Total Nonperforming	2	$10,662	$10,653	$6,729	$8,318
Total Troubled Debt Restructurings (TDRs)	4	$10,772	$10,763	$6,808	$8,406

Note 6 – Subordinated Debt

In May 2016, the Company entered into a subordinated debt agreement in the amount of $3.5 million. The debt is scheduled to mature in July 2019. The Company utilized proceeds from the loan to acquire 25% of the shares of ASC Trust Corporation, which is Phase I of the related stock purchase agreement.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). As of September 30, 2016, and December 31, 2015, the Bank met all capital adequacy requirements to which it is subject.

As of September 30, 2016, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. Effective January 1, 2015, the minimum regulatory standards for Tier 1 risk weighted capital were increased from 4.00% to 6.00% to be deemed adequately capitalized and from 6.00% to 8.00% to be deemed well capitalized, and the Bank continues to exceed the well capitalized standard in this measure.

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

There are no conditions or events since the notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of September 30, 2016, and December 31, 2015, are also presented in the table below.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2016:
Total capital (to Risk Weighted Assets)	$136,620	12.260%	$96,123	8.625%	$111,447	10.000%
Tier 1 capital (to Risk Weighted Assets)	$122,671	11.010%	$73,834	6.625%	$89,158	8.000%
Tier 1 capital (to Average Assets)	$122,671	6.970%	$70,401	4.000%	$88,002	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$122,671	11.010%	$57,117	5.125%	$72,441	6.500%

At December 31, 2015:
Total capital (to Risk Weighted Assets)	$128,119	12.452%	$82,315	8.000%	$102,893	10.000%
Tier 1 capital (to Risk Weighted Assets)	$115,242	11.200%	$61,736	6.000%	$82,315	8.000%
Tier 1 capital (to Average Assets)	$115,242	7.404%	$62,256	4.000%	$77,820	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$115,242	11.200%	$46,302	4.500%	$66,881	6.500%

Since the formation of the Company in 2011, our assets have grown by 66.4% ($732.7 million), while our stockholders’ equity has grown by 39.3% ($34.7 million, including $30.0 million in retained earnings). The growth in assets has pressured our capital ratios, but those ratios remain well above the well capitalized standards. To provide sufficient capital resources to expand our holdings, the Board has approved the issuance of an additional $5.0 million in common stock, of which $2.9 million was issued in 2015, and an additional $10.0 million in preferred stock, of which $1.7 million has been issued during 2016.

Non-Cumulative Perpetual Preferred Stock

Commencing September 15, 2016, the Company offered a private placement of securities for the issuance and sale of an aggregate of 10,000 shares of its new Series A Non-Cumulative Perpetual Preferred Stock. This offer carried a subscription price of $1,000.00 per share and a yield of 5.5% (the “Series A Preferred Stock”) to various accredited and a limited number of non-accredited investors for total proceeds of up to $10 million (the “Offering”). Each subscriber can purchase a minimum number of Series A Preferred Stock equivalent to at least $250,000 (250 shares).  The Offering agreement contains customary warranties, representations and indemnification provisions, and will expire on December 31, 2016. At September 30, 2016, 1,750 of these shares were issued and outstanding.

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

A summary of financial instruments with off-balance-sheet risk at September 30, 2016, and December 31, 2015, is as follows:

	September 30, 2016	December 31, 2015
Commitments to extend credit	$137,204	$153,412

Letters of credit:
Standby letters of credit	$48,846	$49,256
Other letters of credit	3,334	6,546
Total	$52,180	$55,802

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

The Bank considers its standby and other letters of credit to be payment guarantees. At September 30, 2016, the maximum undiscounted future payments that the Bank could be required to make for all outstanding letters of credit were $52.2 million. All of these arrangements mature within one year. The Bank has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized; however, several are unsecured. The Bank had recorded $16.5 thousand in reserve liabilities associated with these guarantees at September 30, 2016.

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

A valuation allowance of $2.7 million has been provided at September 30, 2016, to reduce the deferred tax asset because, in management’s opinion, it is more likely than not that less than the entire amount will be realized. The portion of the deferred tax asset with valuation allowance is attributable to a net operating loss carry forward from the Bank’s CNMI operations. The charge from the net operating loss has already been realized in the accompanying statements of income as a result of the Guam income tax code.

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

Financial assets measured at fair value on a recurring basis as of September 30, 2016, and December 31, 2015, are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At September 30, 2016
U.S. treasury notes and bonds	$73,483	$-	$-	$73,483
U.S. government agency and sponsored enterprise (GSE) debt securities	-	25,337	-	25,337
U.S. government agency pool securities	-	183,204	-	183,204
U.S. government agency or GSE mortgage-backed securities	-	62,585	-	62,585
Other assets:
Mortgage servicing rights	-	-	1,530	1,530
Total	$73,483	$271,126	$1,530	$346,139

At December 31, 2015
U.S. treasury notes and bonds	$106,022	$-	$-	$106,022
U.S. government agency and sponsored enterprise (GSE) debt securities	-	-	-	-
U.S. government agency pool securities	-	50,904	-	50,904
U.S. government agency or GSE mortgage-backed securities	-	70,609	-	70,609
Other assets:
Mortgage servicing rights	-	-	1,462	1,462
Total	$106,022	$121,513	$1,462	$228,997

There were no liabilities measured at fair value on a recurring basis as of September 30, 2016, and December 31, 2015.

During the nine months ended September 30, 2016 and 2015, the changes in Level 3 assets measured at fair value on a recurring basis are as follows:

	Nine Months Ended September 30,
	2016	2015
Beginning balance	$1,462	$1,405
Realized and unrealized net gains:
Included in net income	64	21
Included in other comprehensive income	-	-
Purchases, issuance and settlements
Purchases	-	-
Issuances	4	49
Settlements	-	-
Ending balance	$1,530	$1,475

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

The following table presents quantitative information about the valuation technique and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring basis:

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs
September 30, 2016
Financial instrument:
MSRs	$1,530	Discounted Cash Flow	Discount Rate	6.08% - 9.25%
			Weighted Average Prepayment Rate (Public Securities Association)	125%

There were no transfers into or out of the Bank’s Level 3 financial instruments for the periods ended September 30, 2016, and December 31, 2015.

Nonrecurring Fair Value Measurements

Under certain circumstances, the Bank makes adjustments to fair value for assets and liabilities even though they are not measured at fair value on an ongoing basis. The following table presents the financial instruments carried on the consolidated statements of condition by caption and by level in the fair value hierarchy at September 30, 2016, and December 31, 2015, for which a nonrecurring change in fair value has been recorded:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2016
Financial assets:
Loans, net
Impaired loans	$-	$-	$13	$13

Non-financial assets:
Other real estate owned	$-	$-	$2,540	$2,540

December 31, 2015
Financial assets:
Loans, net
Impaired loans	$-	$-	$5	$5

Non-financial assets:
Other real estate owned	$-	$-	$3,460	$3,460

The fair value of loans subject to write downs is estimated using the appraised value of the underlying collateral, discounted as necessary due to management’s estimates of changes in economic conditions, less the estimated costs of selling the assets. During the nine months ended September 30, 2016, one loan was written down as being collateral deficient in the amount of $13 thousand from its carrying value.

Additionally, the Bank also makes adjustments to nonfinancial assets and liabilities even though they are not measured at fair value on an ongoing basis. With the exception of other real estate owned, the Bank does not have nonfinancial assets or liabilities for which a nonrecurring change in fair value has been recorded during the periods ended September 30, 2016, and December 31, 2015.

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

If quoted market prices are not available, the Bank estimates fair values using pricing models and discounted cash flows that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, and credit spreads. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include U.S. GSE obligations, U.S. government agency pool securities, and other securities. Mortgage-backed securities are included in Level 2 if observable inputs are available. In certain cases where there is limited activity or less transparency around inputs to the valuation, the Bank would classify those securities in Level 3. At September 30, 2016, and December 31, 2015, the Bank did not have any Level 3 investment securities.

Loans

For variable-rate loans that re-price frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for other loans are estimated using discounted cash flow analyses, based upon interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for nonperforming loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable. Loans are classified in Level 3.

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

Investment in Unconsolidated Subsidiary

Investments in subsidiaries where the Company can exert significant influence, but not control, are accounted for under the equity method. Fair value currently approximates carrying value based on the third-party appraisal received in connection with the acquisition in May 2016.

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

Fair Value of Other Financial Instruments

The estimated fair values of the Bank’s financial instruments, excluding those assets recorded at fair value on a recurring basis on the Bank’s consolidated statements of condition, are as follows:

		Estimated fair value
	Carrying Amount	Level 1	Level 2	Level 3
September 30, 2016
Financial assets:
Cash and cash equivalents	$199,856	$199,856	$-	$-
Restricted cash	400	400	-	-
Federal Home Loan Bank stock	1,855	-	1,855	-
Investment securities held-to-maturity	98,320	-	101,205	-
Investment in unconsolidated subsidiary	3,075	-	-	3,075
Loans	1,121,659	-	-	1,114,603
Total	$1,425,165	$200,256	$103,060	$1,117,678

Financial liabilities:
Deposits	1,696,030	-	-	1,685,624
Total	$1,696,030	$-	$-	$1,685,624

December 31, 2015
Financial assets:
Cash and cash equivalents	$100,799	$100,799	$-	$-
Restricted cash	400	400	-	-
Federal Home Loan Bank stock	1,762	-	1,762	-
Investment securities held-to-maturity	100,519	-	101,924	-
Loans	1,054,250	-	-	1,046,589
Total	$1,257,730	$101,199	$103,686	$1,046,589

Financial liabilities:
Deposits	$1,422,671	$-	$-	$1,416,843
Total	$1,422,671	$-	$-	$1,416,843

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

Summary of Operating Results

The following table provides unaudited comparative information with respect to our results of operations for the three and nine months ended September 30, 2016 and 2015, respectively:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016 Amount	2015 Amount	% Change	2016 Amount	2015 Amount	% Change
Interest income	$18,770	$17,765	5.7%	56,175	$52,086	7.9%
Interest expense	580	462	25.5%	1,554	1,435	8.3%
Net interest income before provision for loan losses	18,190	17,303	5.1%	54,621	50,651	7.8%
Provision for loan losses	385	1,125	-65.8%	2,715	3,375	-19.6%
Net interest income after provision for loan losses	17,805	16,178	10.1%	51,906	47,276	9.8%
Non-interest income	3,756	3,006	25.0%	10,135	7,554	34.2%
Non-interest expense	16,362	14,965	9.3%	47,982	43,761	9.6%
Income before income taxes	5,199	4,219	23.2%	14,059	11,069	27.0%
Income tax expense	1,587	1,149	38.1%	4,123	2,846	44.9%
Net income	$3,612	$3,070	17.7%	$9,936	$8,223	20.8%

Net income per common share
Basic net income	$0.39	$0.34		$1.07	$0.92
Diluted net income	$0.39	$0.34		$1.07	$0.92

As the above table indicates, our net income increased in the three months ended September 30, 2016, as compared to the corresponding period in 2015. In the three months ended September 30, 2016, we recorded net income after taxes of $3.6 million, an increase of $542 thousand (or 17.7%) as compared to the same period in 2015. These results were most significantly impacted by: (i) higher net interest income, which increased by $887 thousand, supplemented by an increase of $750 thousand in non-interest income; (ii) an increase of $1.4 million in non-interest expense; (iii) a decrease of $750 thousand in our provision for loan losses; and, (iv) an increase of $438 thousand in income tax expense. The increase in net interest income was due to an increase in total interest income of $1.3 million, generated primarily by an increase of $785 thousand in earnings on our loan portfolio and an increase of $131 thousand in our earnings from deposits with banks (including the Federal Reserve Bank of San Francisco), only partially offset by the increase in total interest expense by $118 thousand that resulted from the increase of $167.3 million in our average interest-

bearing liabilities. The increase in non-interest expenses in the three months ended September 30, 2016, as compared to the same period in 2015, was largely attributed to an increase in salaries and employee benefits expenses, which went up by $793 thousand, an increase of general, administrative and other expenses of $329 thousand and an increase of $282 thousand in equipment and depreciation expenses, partially offset by a decrease of $230 thousand in expenses associated with our other real estate owned (OREO). The decrease in our provision for loan losses was made possible by the payoff of a previously charged-off loan and a reversal of its impact on our allowance for loan losses.

During the nine months ended September 30, 2015, our net income after taxes increased by $1.7 million (20.8%) in comparison to the first nine months of 2015, primarily due to an increase of $4.0 million in net interest income and an increase of $2.6 million in non-interest income, supplemented by a reduction of $660 thousand in our provision for loan losses compared to the first nine months of 2015, and partially offset by increases of $4.2 million in non-interest expense and $1.3 million in income tax expense. The increase in net interest income was due to an increase of $4.1 million in total interest income, which resulted from an increase of $3.5 million in income from our loan portfolio, supplemented by an increase of $316 thousand in earnings from our investment securities and of $250 thousand in our earnings from deposits with other banks. The increase in our non-interest income was primarily the result of increases of $1.0 million in our income from merchant services, $828 thousand in service charges and fees, $340 thousand in net gains on investment securities and $294 thousand in other income. The increase in non-interest expense was caused by increases of $2.5 million in salaries and employee benefits, $1.0 million in general, administrative and other expenses, $621 thousand in equipment and depreciation expense, and $377 thousand in professional services expense, all partially offset by reductions of $311 thousand in occupancy expense and $300 thousand in OREO expenses. The increase in income tax expense is the result of our higher pre-tax income of $3.0 million combined with a higher effective income tax rate.

The following table shows the decrease in our net interest margin in the three and nine months ended September 30, 2016, but it also indicates the impact that the increase in our net income had on our annualized returns on average assets and average equity during that period, as compared to the corresponding three- and nine-month periods of 2015, despite the lower net interest margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net interest margin	4.26%	4.76%	4.46%	4.71%
Return on average assets	0.81%	0.79%	0.77%	1.08%
Return on average equity	11.81%	11.35%	11.19%	15.54%

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

The following table sets forth our interest income, interest expense and net interest income, and our annualized net interest margin for the three and nine months ended September 30, 2016 and 2015, respectively:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016 Amount	2015 Amount	% Change	2016 Amount	2015 Amount	% Change
Interest income	$18,770	$17,765	5.66%	$56,175	$52,086	7.85%
Interest expense	580	462	25.54%	1,554	1,435	8.29%
Net interest income	$18,190	$17,303	5.13%	$54,621	$50,651	7.84%

Net interest margin	4.26%	4.71%	-0.45%	4.46%	4.66%	-0.20%

Net interest income increased by 5.1% for the three months ended September 30, 2016, as compared to the corresponding period in 2015. In the nine months ended September 30, 2016, net interest income increased by 7.8% in comparison to the nine months ended September 30, 2015.

For the three months ended September 30, 2016, net interest income rose by $887 thousand as compared to the same period in 2015. Total interest income increased by $1.0 million, principally because of a $785 thousand increase in interest earned on loans, partially offset by a $118 thousand increase in total interest expense. The reduction in our net interest margin was the result of decreases in the yields on significantly larger average balances in our loans and our investment securities portfolio.

During the first nine months ended September 30, 2016, net interest income was $4.0 million higher than in the year-earlier period due to an increase of $4.1 million in total interest income. The rise in interest income was due primarily to higher earnings of $3.5 million on our loan portfolio, supplemented by $316 thousand more income from our investment securities and an increase of $248 thousand in returns on our short term investments. The decrease in our net interest margin was the result of our average total earning assets growing at a higher pace (13.8%) than our net interest income, which rose by 7.8%.

Average Balances

Distribution, Rate and Yield

The following table sets forth information regarding our average balance sheet, annualized yields on interest-earning assets and interest rates on interest-bearing liabilities, the interest rate spread and the interest rate margin for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016			2015
	Average Balance	Interest Earned/Paid	Average Yield/Rate	Average Balance	Interest Earned/Paid	Average Yield/Rate
Interest earning assets:
Short term investments[1]	$156,485	$163	0.42%	$85,086	$32	0.15%
Federal Funds sold	-	-	0.00%	-	-	0.00%
Investment Securities²	410,833	1,245	1.21%	328,663	1,156	1.41%
Loans³	1,139,783	17,362	6.09%	1,054,896	16,577	6.29%
Total earning assets	1,707,101	18,770	4.40%	1,468,645	17,765	4.84%
Noninterest earning assets	80,094			86,451
Total Assets	$1,787,195			$1,555,096
Interest-bearing liabilities:
Interest-bearing checking accounts	$230,943	$65	0.11%	$166,464	$48	0.12%
Money market and savings accounts	914,041	408	0.18%	803,496	373	0.19%
Certificates of deposit	40,854	35	0.34%	52,048	41	0.32%
Other borrowings	3,452	72	2.09%	-	-	0.00%
Total interest-bearing liabilities	1,189,290	580	0.20%	1,022,008	462	0.18%
Non-interest bearing liabilities	475,613			424,936
Total Liabilities	1,664,903			1,446,944
Stockholders’ equity	122,292			108,152
Total Liabilities and Stockholders’ Equity	$1,787,195			$1,555,096

Net interest income		$18,190			$17,303

Interest rate spread			4.20%			4.66%
Net interest margin			4.26%			4.71%

	Nine Months Ended September 30,
	2016			2015
	Average Balance	Interest Earned/Paid	Average Yield/Rate	Average Balance	Interest Earned/Paid	Average Yield/Rate
Interest earning assets:
Short term investments[1]	$132,162	$369	0.37%	$95,837	$121	0.17%
Federal Funds sold	-	-	0.00%	-	-	0.00%
Investment Securities²	375,487	3,696	1.31%	324,558	3,380	1.39%
Loans³	1,125,467	52,110	6.17%	1,027,953	48,585	6.30%
Total earning assets	1,633,116	56,175	4.59%	1,448,348	52,086	4.79%
Noninterest earning assets	78,322			74,938
Total Assets	$1,711,438			$1,523,286
Interest-bearing liabilities:
Interest-bearing checking accounts	$204,889	$174	0.11%	$154,789	$131	0.11%
Money market and savings accounts	867,622	1,167	0.18%	795,562	1,180	0.20%
Certificates of deposit	42,186	107	0.34%	52,614	124	0.31%
Other borrowings	2,050	106	6.89%	-	-	0.00%
Total interest-bearing liabilities	1,116,747	1,554	0.19%	1,002,965	1,435	0.19%
Non-interest bearing liabilities	476,293			414,478
Total Liabilities	1,593,040			1,417,443
Stockholders’ equity	118,398			105,843
Total Liabilities and Stockholders’ Equity	$1,711,438			$1,523,286

Net interest income		$54,621			$50,651

Interest rate spread			4.40%			4.60%
Net interest margin			4.46%			4.66%

(¹)	Short term investments consist of interest-bearing deposits that we maintain with other financial institutions.
(2)	Includes all investment securities in the Available-for-Sale and the Held-to-Maturity classifications.
(3)	Loans include the average balance of non-accrual loans.

For the three months ended September 30, 2016, our total average earning assets increased by $238.5 million as compared to the same period in 2015, attributed to the $84.9 million increase in our average loan portfolio, the $82.2 million increase in our average investment securities portfolio and the $71.4 million increase in average short term investments. Average noninterest earning assets decreased by $6.4 million, principally due to a $4.9 million decrease in cash and due from banks and a $2.4 million decline in other assets. The overall year-over-year growth of 17.3% in our average earning assets was the result of continued growth in our deposit base, new interest-bearing other borrowings and an increase in non-interest bearing liabilities, supplemented by growth in our average stockholders’ equity. In the three months ended September 30, 2016, average total interest-bearing liabilities increased by $167.3 million in comparison to the three months ended September 30, 2015, comprised of a $110.5 million increase in average interest-bearing money market and savings accounts, and an increase in average interest-bearing checking accounts by $64.5 million that resulted from improvements in the level of economic activity in the island markets that we serve, but also reflects a reduction of $11.2 million in average interest-bearing time deposits and taking on $3.5 million in average other borrowings. The additional increase of $50.7 million in average non-interest bearing liabilities, primarily in traditional checking accounts, resulted in an overall increase of $218.0 million in average total liabilities. During the third quarter of 2016, average stockholders’ equity increased by $14.1 million (13.1%) in comparison to the year-earlier period.

Our interest rate spread decreased by 0.46% and our net interest margin dropped by 0.45% in the three months ended September 30, 2016, as compared to the same period in 2015. The decrease in our interest rate spread is primarily attributed to the 0.44% decrease in the average yield on our interest earning assets. The remainder of the decrease was due to a 0.02% increase in the average cost of our interest-bearing liabilities. The 0.45% decrease in our net interest margin resulted from the 16.4% increase in our average total interest-earning assets exceeding the 5.1% increase in our net interest income.

During the first nine months ended September 30, 2016, our average earning assets increased by $184.8 million (12.8%) from the average for the nine months ended September 30, 2015, due to an increase of $97.5 million in our average loan portfolio, growth of $50.9 million in our average holdings of investment securities and a rise of $36.3 million in our short term investments. In the nine months ended September 30, 2016, our average noninterest earning assets increased by $3.4 million in comparison to the nine months ended September 30, 2015, notably because of a rise of $3.2 million in other assets and a $1.4 million increase in cash and due from banks, raising our total average assets to $1.71 billion, an increase of $188.2 million (12.4%) from the same period during the previous year. The increase in average total assets during the first nine months ended September 30, 2016, compared to the previous year was funded by an increase in total average liabilities of $175.6 million, supplemented by the growth in our average stockholders’ equity of $12.6 million (11.9%). Aside from the growth of $61.8 million in average non-interest bearing liabilities, which are primarily traditional checking account balances, the $113.8 million increase in our average total interest-bearing liabilities was comprised of an expansion of $72.1 million in our average money market and savings account balances, a $50.1 million increase in average interest-bearing checking accounts and taking on $2.1 million in average other borrowings, partially offset by a decrease of $10.4 million in average time deposit balances.

Our interest rate spread and net interest margin both decreased by 0.20% during the first nine months ended September 30, 2016 when compared to the same period of 2015. The reduction in our interest rate spread was the result of a decrease of 0.20% in the yield on our average earning assets, while the cost of our average interest-bearing liabilities remained unchanged at 0.19%. The lower yield on our average earning assets was primarily caused by a drop of 0.13% in the yield on our average loan balances and the reduction of 0.08% in the yield on our average holdings of investment securities, but these were partially offset by the 0.20% increase in yield on our average short term investment. Our lower net interest margin during the nine months ended September 30, 2016, in comparison to the previous year resulted from the 7.8% growth in our net interest income not matching the 12.8% expansion of our average total earning assets. (Some of the figures in this and the previous three paragraphs may appear to differ from the preceding table due to rounding.)

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

If management determines that it is necessary to increase the allowance for loan losses, a provision for loan losses is taken from current interest income and assigned to the allowance. For the nine months ended September 30, 2016, the Bank’s provision for loan losses was $2.7 million, which was $660 thousand lower than during the corresponding period of 2015. In August 2016, the Bank took $800 thousand from the provision back into income as the Bank received a large recovery from a previously classified loan that was paid off in June 2016.

The Bank will continue with its $395 thousand monthly provision as management believes that it is sufficient to offset the incremental risk of loss inherent in the increase of $70.0 million in our gross loan portfolio from $1.07 billion at December 31, 2015 to $1.14 billion at September 30, 2016. The allowance for loan losses at September 30, 2016, stood at $15.4 million or 1.35% of total gross loans outstanding as of the balance sheet date.   By comparison, we recorded net losses of previous and current-period loan charge-offs of $975 thousand for the three-month period ended September 30, 2016. At September 30, 2016, our allowance for loan losses was $15.4 million, an increase of $1.2 million (8.5%) from the December 31, 2015 Given the improvements in the economies of our market, management deems this to be a conservative allowance that adequately addresses the increase in gross loans during the period. See “Analysis of Allowance for Loan Losses” in the Financial Condition Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for more detailed information.

Non-Interest Income

The table below represents the major components of non-interest income and the changes therein for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016 Amount	2015 Amount	Amount Change	Percent Change	2016 Amount	2015 Amount	Amount Change	Percent Change
Service charges and fees	$1,427	$1,409	$18	1.3%	$4,391	$3,563	$828	23.2%
Investment securities gains, net	272	89	183	205.6%	401	61	340	557.4%
Income from merchant services	751	333	418	125.5%	1,518	479	1,039	216.9%
Income from cardholders	268	345	(77)	-22.3%	963	1,069	(106)	-9.9%
Trustee fees	240	180	60	33.3%	598	412	186	45.1%
Other income	798	650	148	22.8%	2,264	1,970	294	14.9%
Total Non-Interest Income	$3,756	$3,006	$750	25.0%	$10,135	$7,554	$2,581	34.2%

For the three months ended September 30, 2016, non-interest income totaled $3.8 million, which represented an increase of $750 thousand (25.0%) as compared to the same period in 2015. The growth is primarily attributed to the $418 thousand increase in income from merchant services, our charges to merchants for which we perform credit and debit card clearings. The increase in income from merchant services was primarily the result of a correction to a billing arrangement.

Our non-interest income during the nine months ended September 30, 2016 increased by $2.6 million (34.2%) from the same period a year earlier. Much of this increase, in the amount of $1.0 million, was due to an jump in income from merchant services that resulted from the billing correction mentioned in the previous paragraph, an increase of $828 thousand in service charges and fees because of a new fee related to low-balance savings accounts, higher net gains on our investment securities portfolio that resulted from a rise in securities prices during the first half of 2016, and the $294 thousand rise in other income. The increase in other income resulted primarily from the increase of $196 thousand in sundry recoveries, including the recovery of $150 thousand of prior year OREO reserve for a property that was sold this year, along with an increase of $50 thousand in foreign currency sold.

Non-interest Expense

The table below represents the major components of non-interest expense and the changes for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016 Amount	2015 Amount	Amount Change	Percent Change	2016 Amount	2015 Amount	Amount Change	Percent Change
Non-Interest Expense:
Salaries & employee benefits	$8,170	$7,377	$793	10.75%	$23,665	$21,184	$2,481	11.71%
Occupancy	1,561	1,690	(129)	-7.63%	4,679	4,990	(311)	-6.23%
Equipment and depreciation	1,983	1,701	282	16.58%	5,490	4,869	621	12.75%
Insurance	406	411	(5)	-1.22%	1,218	1,273	(55)	-4.32%
Telecommunications	421	382	39	10.21%	1,222	1,113	109	9.79%
FDIC insurance assessment	327	328	(1)	-0.30%	973	958	15	1.57%
Professional services	475	417	58	13.91%	1,640	1,263	377	29.85%
Contract services	370	342	28	8.19%	1,302	1,220	82	6.72%
Other real estate owned	84	138	(54)	-39.13%	101	401	(300)	-74.81%
Stationery & supplies	217	206	11	5.34%	702	555	147	26.49%
Training & education	263	217	46	21.20%	777	725	52	7.17%
General, administrative & other	2,085	1,756	329	18.74%	6,213	5,210	1,003	19.25%
Total Non-Interest Expense	$16,362	$14,965	$1,397	9.34%	$47,982	$43,761	$4,221	9.65%

For the three months ended September 30, 2016, non-interest expense totaled $16.4 million, which represented a $1.4 million (9.3%) increase as compared to the same period in 2015. The increase is primarily attributed to the $793 thousand increase in salaries and employee benefits, the $329 thousand increase in general, administrative and other expenses, and the $282 thousand increase in equipment and depreciation expense. The increase in salaries and employee benefits was due to normal, recurring merit increases in salaries and an increase in the number of full-time equivalent employees needed to accommodate the growth of the Bank. The increase in general, administrative and other expense resulted primarily from increases of $142 thousand in public relations and donations expenses, along with an $88 thousand increase in deferred compensation expense and a $60 thousand increase in legal expenses. The rise in equipment and depreciation expense was primarily due to a $269 thousand increase in computer maintenance expenses.

For the nine months ended September 30, 2016, total non-interest expense increased by $4.2 million (9.6%) from the year-earlier period, more than half of which was due to an increase of $2.5 million in salaries and employee benefits, which was in part due to normal, recurring employee salaries increases, but also reflects the need for additional full-time-equivalent (FTE) personnel to accommodate the increased activity associated with our 16.6% growth in assets from September 30, 2015. We also experienced a $1.0 million increase in general, administrative and other expenses, a rise of $621 thousand in equipment and depreciation expense, and a jump of $377 thousand in the cost of professional services, partially offset by a reduction of $311 thousand in occupancy expenses and a decrease of $300 thousand in OREO expenses. The rise in general, administrative and other expenses was primarily due to increases of $458 thousand in advertising, public relations and donations expenses and $204 thousand in sundry losses, along with a $110 thousand increase in deferred compensation expense and an additional $110 thousand in legal expenses, while the increase in equipment and depreciation expense resulted primarily from the $545 thousand increase in computer maintenance expenses, primarily due to increases in information technology security measures. The substantial jump in professional services expense was caused by increased auditing expenses. The decrease in occupancy expenses was due to the lower monthly depreciation expense of our Headquarter building in the current year  and the drop in OREO expenses was the result of  higher prior year sale deficiencies and expenses incurred for a San Francisco OREO property.

Income Tax Expense

For the three months ended September 30, 2015, the Bank recorded an income tax expense of $1.6 million. This was $438 thousand higher than the income tax expense recorded for the corresponding period in 2015. The primary cause of this increase was the rise in pre-tax net income of $980 thousand, with a correspondingly higher effective income tax rate, as well as the higher tax rate applied to our earnings from our loan portfolio as compared to the tax exempt status of portions of our earlier investment portfolio.

During the nine months ended September 30, 2016, our income tax expense was $4.1 million, 44.9% higher than during the year-earlier period. This was partially due to the 27.0% rise in our income before income taxes and a higher effective tax rate due to the payoff of a substantial tax-exempt loan to a government entity.

Financial Condition

Assets

As of September 30, 2016, total assets were $1.84 billion, an increase of 18.9% from the $1.54 billion at December 31, 2015. This $291.6 million increase was comprised of the $118.0 million growth in our net investment portfolio, the $99.1 million increase in total cash and cash equivalents, the $67.4 million increase in our loan portfolio, the $6.4 million rise in other assets, and the $835 thousand increase in accrued interest receivable. Despite devoting more of our assets to net loans, we were not able to convert all of the rapid increase of $273.4 million in our deposit base into loans, and the proportion of net loans to total assets decreased from 68.3% to 61.1%. Nearly all of the remaining growth in our deposit base was absorbed by available-for-sale securities and interest bearing deposits in banks. The remainder of the growth in assets resulted from the $11.4 million increase in total stockholders’ equity, the $3.5 million in newly issued subordinated debt and the rise of $3.3 million in other liabilities.

Interest-Earning Assets

The following table sets forth the composition of our interest-earning assets at September 30, 2016, as compared to December 31, 2015:

	September 30, 2016	December 31, 2015	Variance
Interest-earning deposits with financial institutions (including restricted cash)	$173,992	$72,663	$101,329
Federal Home Loan Bank stock, at cost	1,855	1,762	93
Investment securities available for sale	344,609	227,535	117,074
Investment securities held to maturity	98,320	100,519	(2,199)
Loans, gross	1,139,545	1,070,588	68,957
Total interest-earning assets	$1,758,321	$1,473,067	$285,254

Loans

Commercial & industrial loans are loans to businesses to finance capital purchases and improvements, or to provide cash flow for operations. Commercial mortgage loans include loans secured by real property for purposes such as the purchase or improvement of that property, wherein repayment is derived from the income generated by the real property or from business operations. Residential mortgage loans are loans to consumers to finance the purchase, improvement, or refinance of real property secured by 1-4 family housing units. Consumer loans include loans to individuals to finance personal needs and are either closed- or open-ended loans. Automobile loans fall under the consumer loan category, but the bulk of consumer loans is typically unsecured extensions of credit such as credit card debt and personal signature loans.

A summary of the balances of loans at September 30, 2016, and December 31, 2015, follows:

	September 30, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
Commercial
Commercial & industrial	$245,398	21.5%	$233,351	21.8%
Commercial mortgage	533,817	46.8%	420,049	39.2%
Commercial construction	3,508	0.3%	62,415	5.8%
Commercial agriculture	749	0.1%	-	0.0%
Total commercial	783,472	68.8%	715,815	66.9%
Consumer
Residential mortgage	144,712	12.7%	144,007	13.5%
Home equity	463	0.0%	628	0.1%
Automobile	29,635	2.6%	26,541	2.5%
Other consumer loans[1]	181,263	15.9%	183,597	17.1%
Total consumer	356,073	31.2%	354,773	33.1%
Gross loans	1,139,545	100.0%	1,070,588	100.0%
Deferred fee (income) costs, net	(2,527)		(2,179)
Allowance for loan losses	(15,359)		(14,159)
Loans, net	$1,121,659		$1,054,250

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

At September 30, 2016, total gross loans increased by $69.0 million to $1.14 billion from $1.07 billion at December 31, 2015. The increase in loans was largely attributed to a $67.7 million increase in commercial loans to $783.5 million at September 30, 2016, from $715.8 million at December 31, 2015. The increase in commercial loans was due to the $113.8 million increase in commercial mortgage loans, the $12.0 million increase in commercial & industrial loans, and the $749 thousand issuance of a commercial agriculture loan, all partially offset by the decrease of $58.9 million in the commercial construction portfolio as a large construction loan was rolled over into a commercial mortgage. The increase in commercial loans was supplemented by a $1.3 million increase in consumer loans to $356.1 million at September 30, 2016, up from $354.8 million at December 31, 2015. The increase in consumer loans was due to the $3.1 million increase in automobile loans and the $705 thousand rise in residential mortgages, offset by the $2.3 million decrease in other consumer loans and the $165 thousand decline in home equity loans.

At September 30, 2016, loans outstanding were comprised of approximately 67.71% variable rate loans and 32.29% fixed rate loans.

Since it first opened in 1972, the Bank has expanded its operations and its branch network, first in Guam, then in the other islands of our region and in San Francisco, California. In the interests of enhancing performance and stability through market and industry diversification, the Bank has increased its focus on growth in the San Francisco area in recent years, adding personnel with experience and expertise in the Bay Area. The following table provides figures for loans, net of allowance and deferred fees, in the Bank’s administrative regions for December 31, 2014 and 2015, and September 30, 2016:

	At December 31,		At September 30,
	2014	2015	2016
Guam	$631,889	$671,579	$704,669
Commonwealth of the Northern Mariana Islands	$66,055	$71,975	$70,998
The Freely Associated States of Micronesia *	$47,227	$56,301	$68,958
California	$222,222	$254,395	$277,034
Total	$967,393	$1,054,250	$1,121,659

*	The Freely Associated States (FAS) are comprised of the Federated States of Micronesia (Chuuk, Kosrae, Pohnpei and Yap), the Republic of Palau and the Republic of the Marshall Islands.

As the table indicates, the Bank’s total net loans increased by 6.4% during the nine months ended September 30, 2016 and by 9.0% during 2015. By way of comparison, loans in the California region increased by 8.9% during the nine months ended September 30, 2016 and by 14.5% during 2015. While the Bank’s overall loan portfolio continues to grow, the California region accounted for 37.0% of the $86.9 million growth during 2015, and 33.6% of the $67.4 million in net loan growth for the nine months ended September 30, 2016, providing continued support for the expansion of the Bank. Guam and the Freely Associated States contributed 49.1% and 18.8%, respectively, to loan growth during the nine months ended September 30, 2016, while the CNMI offset 1.4% of loan growth during that period.

Interest-Earning Deposits and Investment Securities

In the current lending and interest rate environment, and in order to maintain sufficient liquidity in the ordinary course of business and in anticipation of two large, scheduled withdrawals, the Bank held $173.6 million in unrestricted interest-earning deposits with financial institutions at September 30, 2016, an increase of $101.3 million, or 140.2%, from the $72.3 million in such deposits at December 31, 2015. From December 31, 2015 to September 30, 2016, the Bank’s combined investment portfolio increased by $118.0 million, or 35.8%, from $329.8 million to $447.9 million. The growth in the investment portfolio was comprised of a $117.1 million increase in the available-for-sale securities that we hold, which rose by 51.5%, from $227.5 million to $344.6 million, and $3.1 million in a new stock investment in ASC Trust Corporation, partially offset by a $2.2 million decrease in held-to-maturity securities, which declined by 2.2%, from $100.5 million to $98.3 million; there was a nominal increase in our holdings of Federal Home Loan Bank stock by $93 thousand, or 5.3%.

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

The following table contains information regarding our nonperforming assets as well as restructured loans as of September 30, 2016, and December 31, 2015:

	September 30, 2016	December 31, 2015
Non-accrual loans:
Commercial & industrial	$1,479	$1,334
Commercial mortgage	7,210	8,744
Residential mortgage	6,652	7,245
Home equity	35	37
Other consumer[1]	147	123
Total non-accrual loans	$15,523	$17,483
Loans past due 90 days and still accruing:
Commercial & industrial	$-	$-
Commercial mortgage	-	-
Commercial construction	-	-
Commercial agriculture	-	-
Residential mortgage	39	175
Home equity	-	-
Automobile	79	59
Other consumer	1,239	1,397
Total loans past due 90 days and still accruing	$1,357	$1,631
Total nonperforming loans	$16,880	$19,114
Other real estate owned (OREO):
Commercial real estate	$1,742	$2,973
Residential real estate	$798	$487
Total other real estate owned	$2,540	$3,460
Other nonperforming assets:
Other assets owned	$-	$-
Asset backed security	-	-
Total other nonperforming assets	$-	$-
Total nonperforming assets	$19,420	$22,574
Restructured loans:
Accruing loans	$79	$88
Non-accruing loans (included in non-accrual loans above)	6,729	8,318
Total restructured loans	$6,808	$8,406

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

The above table indicates that nonperforming loans decreased by $2.2 million during the nine months ended September 30, 2016, which resulted from the decrease in total non-accrual loans by $2.0 million, from $17.5 million to $15.5 million, and the decrease in total loans past due 90 days and still accruing by $274 thousand to $1.4 million, down from $1.6 million at December 31, 2015. The decrease in total loans past due 90 days and still accruing was primarily due to the $158 thousand reduction in other consumer loans and a $136 thousand decline in residential mortgage loans in this category. The reduction in total non-accrual loans is primarily attributed to a drop in commercial mortgages in this category by $1.5 million and the decrease in non-accrual residential mortgages by $593 thousand.

At September 30, 2016, the Bank’s largest nonperforming loans consisted of two commercial real estate mortgage loan relationships in the amount of $5.4 million, both of which are secured by real estate located in Guam. These loans were placed on non-accrual due to deficiencies in the underlying cash flow to service the monthly loan payments and meet operating expenses. At this time, management believes that the collateral and the allowance for loan losses are adequate to cover these loans; however, should property values deteriorate, additional write-downs or additional provisions may be necessary.

Analysis of Allowance for Loan Losses

The allowance for loan losses was $15.4 million, or 1.35% of outstanding gross loans as of September 30, 2016, as compared to $14.2 million, or 1.32% of outstanding gross loans at December 31, 2015.

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

In June 2016, a classified loan in the amount of $1.1 million was paid off.  As a result of the payoff, the Bank was able to recover previous principal charge downs of $1.55 million, which was the primary factor for the allowance increasing to 1.35% of outstanding gross loans.

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

The following table summarizes the changes in our allowance for loan losses:

	Commercial	Residential Mortgages	Consumer	Total
Nine Months Ended September 30, 2016
Allowance for loan losses:
Balance at beginning of period	$6,890	$1,853	$5,416	$14,159
Charge-offs	(270)	(121)	(3,766)	$(4,157)
Recoveries	1,667	3	972	$2,642
Provision	184	249	2,282	$2,715
Balance at end of period	$8,471	$1,984	$4,904	$15,359

Three Months Ended September 30, 2016
Allowance for loan losses:
Balance at beginning of period	$8,421	$2,010	$5,518	$15,949
Charge-offs	(64)	(30)	(1,228)	$(1,322)
Recoveries	10	1	336	$347
Provision	104	3	278	$385
Balance at end of period	$8,471	$1,984	$4,904	$15,359

Allowance balance at end of quarter related to:
Loans individually evaluated for impairment	$-	$-	$-	$-
Loans collectively evaluated for impairment	$8,471	$1,984	$4,904	$15,359

Loan balances at end of quarter:
Loans individually evaluated for impairment	$8,749	$6,705	$148	$15,602
Loans collectively evaluated for impairment	774,723	138,470	210,750	1,123,943
Ending balance	$783,472	$145,175	$210,898	$1,139,545

Year Ended December 31, 2015
Allowance for loan losses:
Balance at beginning of year	$5,538	$1,590	$5,398	$12,526
Charge-offs	(222)	(9)	(4,026)	(4,257)
Recoveries	98	32	1,272	1,402
Provision	1,476	240	2,772	4,488
Balance at end of year	$6,890	$1,853	$5,416	$14,159

Allowance balance at end of year related to:
Loans individually evaluated for impairment	$-	$-	$-	$-
Loans collectively evaluated for impairment	$6,890	$1,853	$5,416	$14,159

Loan balances at end of year:
Loans individually evaluated for impairment	$10,146	$7,303	$122	$17,571
Loans collectively evaluated for impairment	705,669	137,332	210,016	1,053,017
Ending balance	$715,815	$144,635	$210,138	$1,070,588

Total Cash and Cash Equivalents

Total cash and cash equivalents were $199.9 million and $100.8 million at September 30, 2016, and December 31, 2015, respectively. This balance, which is comprised of cash and due from bank balances and interest-bearing deposits that we maintain at other financial institutions (including the Federal Reserve Bank of San Francisco, but excepting restricted cash), will vary depending on daily cash settlement activities, the amount of highly liquid assets needed based on known events such as the repayment of borrowings and scheduled withdrawals, and actual cash on hand in the Bank’s branches. The increase in the balance during the period was primarily attributed to the receipt of large deposits from two relationships totaling approximately $24.0 million for the acquisition of a commercial building and for funds held by an organization pending distribution to its members, of which $17.4 million remain, and a large inter-government transfer that was pending distribution. It should be noted that the balance of Federal Funds sold was reduced to $0.0 thousand during 2015 because a higher yield on these assets was available from the Federal Reserve Bank.

The following table sets forth the composition of our cash and cash equivalent balances at September 30, 2016, and December 31, 2015:

	September 30, 2016	December 31, 2015	Variance
Cash and due from banks	$26,264	$28,536	$(2,272)
Interest-bearing deposits with financial institutions	173,592	72,263	101,329
Total cash and cash equivalents	$199,856	$100,799	$99,057

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

At September 30, 2016, the carrying value of the investment securities portfolio (excluding ASC Trust Corporation stock and Federal Home Loan Bank stock) totaled $442.9 million, which represents a $114.9 million increase from the portfolio balance of $328.1 million at December 31, 2015. The table below sets forth the amortized cost and fair value of our investment securities portfolio, with gross unrealized gains and losses, at September 30, 2016, and December 31, 2015:

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$97,945	$884	$(9)	$98,820
U.S. government agency pool securities	184,496	66	(1,358)	183,204
U.S. government agency or GSE mortgage-backed securities	61,999	694	(108)	62,585
Total	$344,440	$1,644	$(1,475)	$344,609
Securities Held-to-Maturity
U.S. government agency and GSE debt securities	$44,842	$1,903	$-	$46,745
U.S. government agency pool securities	14,378	23	(92)	14,309
U.S. government agency or GSE mortgage-backed securities	39,100	1,096	(45)	40,151
Total	$98,320	$3,022	$(137)	$101,205

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and GSE debt securities	$107,070	$-	$(1,048)	$106,022
U.S. government agency pool securities	51,808	30	(934)	50,904
U.S. government agency or GSE mortgage-backed securities	71,562	44	(997)	70,609
Total	$230,440	$74	$(2,979)	$227,535
Securities Held-to-Maturity
U.S. government agency and GSE debt securities	$44,638	$1,055	$(116)	$45,577
U.S. government agency pool securities	16,035	31	(47)	16,019
U.S. government agency or GSE mortgage-backed securities	39,846	613	(131)	40,328
Total	$100,519	$1,699	$(294)	$101,924

At September 30, 2016, and December 31, 2015, investment securities with a carrying value of $323.3 million and $202.8 million, respectively, were pledged to secure various government deposits and other public requirements.

The amortized cost and fair value of investment securities by contractual maturity at September 30, 2016, and December 31, 2015, follows:

	September 30, 2016
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$-	$-	$-	$-
Due after one but within five years	102,846	103,697	58,057	60,336
Due after five but within ten years	28,156	28,068	15,038	15,417
Due after ten years	213,438	212,844	25,225	25,452
Total	$344,440	$344,609	$98,320	$101,205

	December 31, 2015
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$-	$-	$-	$-
Due after one but within five years	111,998	110,954	42,786	43,508
Due after five but within ten years	11,263	11,116	29,438	30,109
Due after ten years	107,179	105,465	28,295	28,307
Total	$230,440	$227,535	$100,519	$101,924

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at September 30, 2016, and December 31, 2015:

	September 30, 2016
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
Securities Available for Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(9)	$15,337	$-	$-	$(9)	$15,337
U.S. government agency pool securities	(423)	105,685	(935)	28,276	(1,358)	133,961
U.S. government agency or GSE mortgage-backed securities	(5)	2,975	(103)	12,766	(108)	15,741
Total	$(437)	$123,997	$(1,038)	$41,042	$(1,475)	$165,039

Securities Held to Maturity
U.S. government agency and GSE debt securities	$-	$-	$-	$-	$-	$-
U.S. government agency pool securities	(6)	2,019	(86)	8,592	(92)	10,611
U.S. government agency or GSE mortgage-backed securities	(45)	3,973	-	-	(45)	3,973
Total	$(51)	$5,992	$(86)	$8,592	$(137)	$14,584

	December 31, 2015
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
Securities Available for Sale
U.S. government agency and GSE debt securities	$(1,048)	$106,022	$-	$-	$(1,048)	$106,022
U.S. government agency pool securities	(51)	12,981	(883)	29,965	(934)	42,946
U.S. government agency or GSE mortgage-backed securities	(864)	52,153	(133)	14,669	(997)	66,822
Total	$(1,963)	$171,156	$(1,016)	$44,634	$(2,979)	$215,790

Securities Held to Maturity
U.S. government agency and GSE debt securities	$(116)	$15,999	$-	$-	$(116)	$15,999
U.S. government agency pool securities	(9)	6,558	(38)	7,832	(47)	14,390
U.S. government agency or GSE mortgage-backed securities	(131)	17,935	-	-	(131)	17,935
Total	$(256)	$40,492	$(38)	$7,832	$(294)	$48,324

The Company does not believe that any of the investment securities that were in an unrealized loss position as of September 30, 2016, which comprised a total of 70 securities, were other-than-temporarily impaired. Specifically, the 70 securities are comprised of the following: 58 Small Business Administration (SBA) Pool securities, 6 mortgage-backed securities issued by the Government National Mortgage Association (GNMA), 2 mortgage-backed securities issued by the Federal National Mortgage Association (FNMA) and 4 step-up securities issued by the Federal Home Loan Bank (FHLB).

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

Deposits

At September 30, 2016, total deposit liabilities increased by $273.4 million, to $1.70 billion, as compared to $1.42 billion in total deposits at December 31, 2015. Interest-bearing deposits increased by $215.9 million, to $1.22 billion at September 30, 2016, up from $1.01 billion at December 31, 2015, while non-interest bearing deposits increased by $57.4 million, to $471.1 million at September 30, 2016, from $413.7 million at December 31, 2015. The 19.2% increase in total deposits was primarily due to several large government deposits, improvements in general economic conditions and an inflow of consumer deposits due to a substantial payout of income tax refunds.

The following table sets forth the composition of our interest-bearing deposit portfolio with the average balances and average interest rates for the nine months ended September 30, 2016 and 2015, respectively:

	Nine Months Ended September 30,
	2016		2015
	Average balance	Average rate	Average balance	Average rate
Interest-bearing checking accounts	$204,889	0.11%	$154,789	0.11%
Money market and savings accounts	867,622	0.18%	795,562	0.20%
Certificates of deposit	42,186	0.34%	52,614	0.31%
Total interest-bearing deposits	$1,114,697	0.17%	$1,002,965	0.19%

As mentioned earlier, the Bank has expanded its operations and its branch network since it first opened in 1972, first in Guam, then in the other islands of our region and in San Francisco, California. As time has passed, the Bank has gathered market share in each of the islands. In recent years, in order to diversify its geographic market, the Bank has increased its focus on growth in the California region. The following table provides figures for deposits in the Bank’s administrative regions for the years ending December 31, 2014 and 2015, and the nine months ended September 30, 2016:

	At December 31,		At September 30,
	2014	2015	2016
Guam	$792,378	$824,661	$962,845
Commonwealth of the Northern Mariana Islands	$230,654	$234,336	$307,039
The Freely Associated States of Micronesia *	$285,509	$314,603	$374,008
California	$46,973	$49,071	$52,138
Total	$1,355,514	$1,422,671	$1,696,030

*	The Freely Associated States (FAS) are comprised of the Federated States of Micronesia (Chuuk, Kosrae, Pohnpei and Yap), the Republic of Palau and the Republic of the Marshall Islands.

During the nine months ended September 30, 2016, the Bank’s deposits increased by $273.4 million, or 19.2%, while in the full year of 2015, deposits increased by a total of $67.2 million. Our branches in Guam experienced an increase of $138.2 million in deposits during the nine months ended September 30, 2016, while the deposits in our branches in the CNMI grew by $72.7 million and our FAS branches provided an additional $59.4 million. Our California region deposits increased by $3.1 million during the first none months of 2016.

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

During the 90 day period ended September 30, 2016, the Company retired $300.0 thousand in short-term borrowings associated with the initial capitalization of its subsidiary, BankGuam Investment and Insurance Services, Inc. At September 30, 2016, and at December 31, 2015, the Company had no short-term borrowings.

Also at September 30, 2016, the Company carried $3.5 million in subordinated debt associated with its purchase of a minority equity interest of 25% of ASC Trust Corporation and the retirement of the $300 thousand in short term debt discussed in the previous paragraph.

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

At September 30, 2016, our liquid assets, which include cash and due from banks, interest-earning deposits with financial institutions (excluding restricted cash), and investment securities available for sale totaled $544.5 million, up $216.1 million from $328.3 million at December 31, 2015.

This increase is comprised of the $117.1 million rise in available-for-sale securities and the increase of $101.3 million in interest bearing deposits in banks, partially offset by a $2.3 million decrease in cash and due from banks.

Contractual Obligations

The Bank utilizes facilities, equipment and land under various operating leases with terms, including renewal options, ranging from 1 to 99 years. Some of these leases include scheduled rent increases. The total amount of the rent is being debited to expense on the straight-line method over the lease terms in accordance with ASU Topic 840 “Leases”. The Bank has recorded a deferred obligation of $913 thousand and $874 thousand as of September 30, 2016, and December 31, 2015, respectively, which has been included within other liabilities to reflect the excess of rent expense over cash paid on the leases.

At September 30, 2016, annual lease commitments under the above non-cancelable operating leases were as follows:

Years ending December 31,
2016	$516
2017	1,783
2018	1,436
2019	1,241
2020 and thereafter	20,320
Total lease commitments	$25,296

The Bank leases certain facilities from two separate entities in which two of its directors have separate ownership interests. Lease payments made to these entities during the nine months ended September 30, 2016, and the twelve months ended December 31, 2015, approximated $286 thousand and $370 thousand, respectively.

Additionally, the Bank leases office space to third parties, with original lease terms ranging from 3 to 5 years with option periods ranging up to 15 years. At September 30, 2016, minimum future rents to be received under non-cancelable operating sublease agreements were $22 thousand, $44 thousand, and $29 thousand for the periods ending December 31, 2015, 2017 and 2018, respectively.

A summary of rental activities for the nine months ended September 30, 2016 and 2015, respectively, is as follows:

	Nine Months Ended September 30,
	2016	2015
Rent expense	$1,978	$1,893
Less: sublease rentals	215	205
Net rent expense	$1,763	$1,688

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

A summary of financial instruments with off-balance-sheet risk at September 30, 2016, and December 31, 2015, is as follows:

	September 30, 2016	December 31, 2015
Commitments to extend credit	$137,204	$153,412

Letters of credit:
Standby letters of credit	$48,846	$49,256
Other letters of credit	3,334	6,546
Total	$52,180	$55,802

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

The Bank considers its standby and commercial letters of credit to be guarantees. At September 30, 2016, the maximum undiscounted future payments that the Bank could be required to make was $52.2 million. Almost all of these arrangements mature within one year. The Bank generally has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized; however, several that are extended to the Bank’s most creditworthy customers are unsecured. The Bank has recorded $15.0 thousand in reserve liabilities associated with commitments to extend credit and letters of credit at September 30, 2016.

Mortgage loans serviced for others are not included in the accompanying condensed consolidated statements of condition. The unpaid principal balances of mortgage loans serviced for others were $212.4 million and $213.2 million at September 30, 2016, and December 31, 2015, respectively. On September 30, 2016, and December 31, 2015, the Bank recorded mortgage servicing rights at their fair value of $1.5 million and $1.5 million, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital and the new Common Equity Tier 1 capital which took effect on January 1, 2015 (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of September 30, 2016, and December 31, 2015, the Bank met all capital adequacy requirements to which it is subject.

As of September 30, 2016, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There have been no conditions or events since the FDIC notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of September 30, 2016, and December 31, 2015, are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2016:
Total capital (to Risk Weighted Assets)	$136,620	12.260%	$96,123	8.625%	$111,447	10.000%
Tier 1 capital (to Risk Weighted Assets)	$122,671	11.010%	$73,834	6.625%	$89,158	8.000%
Tier 1 capital (to Average Assets)	$122,671	6.970%	$70,401	4.000%	$88,002	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$122,671	11.010%	$57,117	5.125%	$72,441	6.500%

At December 31, 2015:
Total capital (to Risk Weighted Assets)	$128,119	12.452%	$82,315	8.000%	$102,893	10.000%
Tier 1 capital (to Risk Weighted Assets)	$115,242	11.200%	$61,736	6.000%	$82,315	8.000%
Tier 1 capital (to Average Assets)	$115,242	7.404%	$62,256	4.000%	$77,820	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$115,242	11.200%	$46,302	4.500%	$66,881	6.500%

Since the formation of BankGuam Holding Company in 2011, our assets have grown by 66.4% ($732.7 million), while our stockholders’ equity has grown by 39.3% ($34.9 million, including $30.0 million in retained earnings). The difference between these growth rates has challenged our ability to maintain our historically strong capital ratios. In order to support the Company’s continued growth and to provide sufficient resources to expand our subsidiary holdings, our Board of Directors approved the issuance of an additional $5.0 million in common stock during its regularly scheduled meeting in June 2015. During September 2015, $2.7 million of new common stock was issued under this initiative. During October of 2015, $170.9 thousand more of this stock was issued. In addition, the Board has approved the issuance of up to $10.0 million in non-cumulative perpetual preferred stock, to be issued to various accredited and a limited number of non-accredited investors, of which $1.7 million was issued during the three months ended September 30, 2016.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2016, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s Rules and forms and is accumulated and communicated to management, including our Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Exhibit

10.01	Form of Private Placement Subscription Agreement incorporated by reference from the Company’s Current Reports on Form 8-K filed with the SEC on September 21, 2016

31.01	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley At of 2002

31.02	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Statements of Condition as of September 30, 2016, and December 31, 2015, (ii) Unaudited Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2016 and 2015, and (v) Notes to Unaudited Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, BankGuam Holding Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANKGUAM HOLDING COMPANY

Date: November 8, 2016	By:	/s/ LOURDES A. LEON GUERRERO
Lourdes A. Leon Guerrero, President and Chief Executive Officer

Date: November 8, 2016	By:	/s/ FRANCISCO M. ATALIG
Francisco M. Atalig, Senior Vice President and Chief Financial Officer