Form 10-K
period 2016-12-31
BankGuam Holding Co
filed 2017-03-14
CIK 1527383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $43,951,982 based on the number of shares held by non-affiliates of the registrant as of March 14, 2017, and based on the closing sale price of common stock on June 30, 2016, which is the last business day of the registrant’s most recently completed second fiscal quarter. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Number of shares of common stock outstanding as of March 14, 2017: 9,241,212.

Documents Incorporated By Reference

Portions of the registrant’s proxy statement related to its 2017 annual stockholders’ meeting are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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
•

Local, regional, national and global economic conditions and events, and the impact they may have on us and our customers, and our assessment of that impact on our estimates, including the allowance for loan losses and fair value measurements;

•	Risks associated with concentrations in real estate related loans;
•	Changes in the level of nonperforming assets and charge-offs and other credit quality measures, and their impact on the adequacy of our allowance for loan losses and our provision for loan losses;
•	The effects of and changes in trade, monetary and fiscal policies and laws, including the interest rate policies of the Federal Open Market Committee of the Federal Reserve Board;
•	Stability of funding sources and continued availability of borrowings;
•	The effect of changes in laws and regulations with which the Company and Bank of Guam must comply, including any change in Federal Deposit Insurance Corporation insurance premiums;
•	Our ability to raise capital or incur debt on reasonable terms;
•	Regulatory limits on Bank of Guam’s ability to pay dividends to the Company;
•	The impact of the Dodd Frank Wall Street Reform and Consumer Protection Act and the implementation of its associated rules and regulations;
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

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may be preceded by, followed by or include the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “is designed to” and similar expressions. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about our business that could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” included elsewhere in this Annual Report and as may be updated in filings we make from time to time with the U.S. Securities and Exchange Commission (SEC), including our Quarterly Reports on Form 10-Q to be filed by us in our fiscal year 2017. We have no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or risks, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. New information, future events or risks could cause the forward-looking events we discuss in this Annual Report not to occur. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Annual Report.

PART I

ITEM 1.	Business

General

BankGuam Holding Company (the “Company”), a Guam corporation organized in 2011, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company provides a wide range of banking services through Bank of Guam, our wholly-owned subsidiary and principal asset (the “Bank”). The Company, the Bank and other subsidiaries are sometimes referred to hereinafter as “we,” “our” or “us”.

The Bank is a regional community bank that was organized in Guam, a United States flag territory, in 1972. The Bank provides a variety of financial services to individuals, businesses and government entities through its branch network. The Bank’s primary deposit products are demand deposits, savings and time certificates of deposit, and its primary lending products are consumer, commercial and real estate loans. We attract deposits throughout our market area with a customer-oriented product mix, competitive pricing and convenient locations. We lend in all markets where we have a physical presence through our branch network. The Bank also provides many other financial services to its customers, including trade financing and trust services.

In addition to the traditional financial services offered, the Bank offers credit life, health, auto and homeowners insurance through its subsidiary, BG Insurance, as agents for various insurance companies, and also offered retail wealth management services in collaboration with its former affiliate, Money Concepts, through the end of May 2016. In August 2015, the Company chartered a second subsidiary, BankGuam Investment and Insurance Services (“BGIIS”), in an effort to enhance the options and opportunities of our customers to build future income and wealth. BGIIS was capitalized in the amount of $300 thousand during the first quarter of 2016, and was in full operation by the end of May 2016.

In May 2016, the Company entered into a Stock Purchase Agreement to acquire 25% of ASC Trust Corporation, a Guam trust company. In July 2016, subsequent to the approval of the Federal Reserve Bank of San Francisco in June 2016, the purchase was executed. The Company borrowed $3.5 million in the form of subordinated debt in connection with the purchase to finance the transaction. The Agreement provides for the acquisition of an additional 20% of the stock of ASC Trust Corporation in April 2019, and another 25% in April 2021, with both future purchases subject to regulatory approval. The Agreement contains customary warranties, representations and indemnification provisions.

Other than holding the shares of the Bank, BGIIS and ASC Trust Corporation, the Company conducts no significant activities, although it is authorized, with the prior approval of its principal regulator, the Board of Governors of the Federal Reserve System, to engage in a variety of activities related to the business of banking. Currently, substantially all of the Company’s operations are conducted and substantially all of it assets are owned by the Bank, which accounts for substantially all of our consolidated revenues, expenses and operating income. BGIIS is a registered investment company, primarily involved in providing investment advisory services and trading securities for its customers. ASC Trust Corporation is primarily involved in administering 401(k) retirement plans and other employee benefit programs for its customers.

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

In addition, correspondent bank deposit accounts are maintained to enable the Bank to transact types of activity that it would otherwise be unable to perform or would not be cost effective due to the size of the Bank or the volume of activity. The Bank has utilized several correspondent banks to process a variety of transactions. The Bank also provides a multitude of other products and services to complement our lending and depository services. These include wire and Automated Clearing House transfers, cashier’s checks, traveler’s checks, corporate and consumer credit cards, bank-by-mail, ATMs, night depositories, safe deposit boxes, direct deposit, electronic funds transfers, online banking and bill payments, merchant services, check imaging, and other customary banking services. We currently operate ATMs in eighty-five locations.

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

To compete with other financial institutions in its service area, the Bank relies principally on local media as well as personal contact by directors, officers and employees with existing and potential customers. The Bank emphasizes to customers the advantages of dealing with a locally-owned and managed community-oriented institution. Because decisions are made locally by people who are intimately familiar with the economy, the legal structure and the developmental needs of the islands, the Bank is able to respond quickly and effectively to its customers’ needs. The Bank also provides local service and timely decision-making for small businesses and local governments.

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

Employees

At December 31, 2016, the Bank had 604.0 full-time equivalent employees. The Bank’s employees are not represented by any union or collective bargaining agreement, and the Bank believes its employee relations are good.

Supervision and Regulation

Recent Developments

On July 21, 2010, then-President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This law has significantly changed the U.S. bank regulatory structure and affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently many of the details and much of the impact of the Dodd-Frank Act may not be known for several more years.

Among other things, the Dodd-Frank Act requires the federal banking agencies to establish minimum leverage and risk-based capital requirements for insured banks and their holding companies. The federal banking agencies issued a joint final rule, or the ‘‘Final Capital Rule,’’ that implements the Basel III capital standards and establishes the minimum capital levels required under the Dodd-Frank Act. We commenced compliance with the Final Capital Rule on January 1, 2015, we have been in compliance with that Rule throughout 2016, and we will continue to be in full compliance with the increasingly stringent capital requirements that it will phase in through 2019. The Final Capital Rule establishes a minimum common equity Tier I capital ratio of 6.5% of risk-weighted assets for a ‘‘well-capitalized’’ institution and increases the minimum Tier I risk-based capital ratio for a ‘‘well-capitalized’’ institution from 6.0% to 8.0%. Additionally, the Final Capital Rule requires an institution to maintain a 2.5% common equity Tier I capital conservation buffer over the 6.5% minimum risk-based capital requirement to avoid restrictions on the ability to pay dividends, discretionary bonuses, and engage in share repurchases. The Final Capital Rule also increases the required capital for certain categories of assets, including high-volatility construction real estate loans, but retains the current capital treatment of residential mortgages. Under the Final Capital Rule, we made the election to exclude unrealized gains and losses from the calculation of our regulatory capital. Implementation of these standards, or any other new regulations, may adversely affect our ability to pay dividends, or require us to reduce business levels or raise capital, including in ways that may adversely affect our results of operations or financial condition.

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

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Des Moines. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its members. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. As an FHLB member, the Bank is required to own a certain amount of capital stock in the FHLB. At December 31, 2016, the Bank was in compliance with the FHLB’s stock ownership requirement.

Regulatory Capital Guidelines. The federal banking agencies have established minimum capital standards known as risk-based capital guidelines. These guidelines are intended to provide measures of capitalization that reflect the degree of risk associated with a bank’s operations. The risk-based capital guidelines include both a definition of capital and a framework for calculating the amount of capital that must be maintained against a bank’s assets and off-balance sheet items. The amount of capital required to be maintained is based upon the credit risks associated with the various types and quality of a bank’s assets and off-balance sheet items. A bank’s assets and off-balance sheet items are classified under several risk categories, with each category assigned a particular risk weighting from 0% to 150%. The Bank’s Tier I capital consists of its capital stock, capital surplus, treasury stock, undivided earnings and the cumulative effect of the FDIC’s adjustment of our intangible assets. Our Tier II capital adds to Tier I the allowed portion of our reserves for possible loan losses. The inclusion of Tier II capital as qualifying capital for regulatory purposes is subject to certain other requirements and limitations of the federal banking agencies. The federal regulators require a minimum ratio of total qualifying capital to risk-adjusted assets of 8%, a minimum ratio of Tier I capital to risk-adjusted assets of 6%, a minimum amount of Tier 1 capital to total assets (referred to as the “leverage ratio”) of 4% and a minimum ratio of Common Equity Tier 1 Capital to risk-adjusted assets of 4.5%. As of December 31, 2016, the Company’s capital levels met all minimum regulatory requirements and the Bank was considered “well capitalized” under the regulatory framework for prompt corrective action described below. There is no condition or event since December 31, 2016, that management believes has changed the Company’s or the Bank’s capitalization category.

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

The federal banking agencies have adopted regulations which measure a bank’s compliance with its CRA obligations on a performance-based evaluation system. This system bases CRA ratings on an institution’s actual lending service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements. The ratings range from “outstanding” to a low of “substantial noncompliance.” The Bank had a CRA rating of “satisfactory” as of its most recent regulatory examination. A copy of the rating report is publicly available for review in the Bank’s branches.

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

USA Patriot Act of 2001. Under the USA Patriot Act of 2001 (the “Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act,” or the “Patriot Act”), financial institutions are subject to prohibitions regarding specified financial transactions and account relationships, as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. Among other things, the Patriot Act requires: (i) enhanced due diligence policies, procedures, and controls on banks opening or holding accounts for foreign banks or wealthy foreign individuals; and, (ii) requires all financial institutions to establish anti-money laundering programs. The Bank has adopted and implemented policies and procedures to comply with the requirements of the Patriot Act.

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

The United States economy is recovering, moderately, from a downturn that started in 2007, but business activity and growth across industries and regions have not yet been fully restored. There are indications that the recovery is accelerating, and the decision of the Federal Open Market Committee, which guides current monetary policy actions on behalf of the Federal Reserve System in carrying out its broader monetary policies, to raise its target interest rate on December 14, 2016, expressed its confidence in the sustainability of recent economic growth in the United States. Consumer spending, liquidity and availability of credit are modestly improving, and the unemployment rate, which has fallen by more than half since October 2009, is still relatively high nationally, as well as in the principal markets we serve.

The financial services industry was materially and adversely affected by the weakened economy and by the monetary policy responses intended to correct that weakness. The negative effect of historically low market interest rates reduced our interest rate margin despite us having established minimum rate levels on our variable rate loans. In order to retain core deposits and as a reputational matter, our consumer savings account rates have been higher than our competitors’ offerings for the past eight years. The slow recovery of the economy and continued elevated unemployment may negatively impact our operating results; however, the Bank has not experienced any adverse liquidity issues in recent years. Additionally, the remaining adverse changes in the economy may also continue to have a negative effect on the ability of our borrowers to make timely repayments of their loans. These factors could expose us to an increased risk of loan defaults and losses, and have an adverse impact on our earnings.

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

In April 2009, the FDIC revised its risk-based assessment system. The changes to the system involve adjustments to the risk-based calculation of an institution’s unsecured debt, secured liabilities and brokered deposits. Depending on any future losses that the FDIC Deposit Insurance Fund may suffer due to failed institutions, there can be no assurance that there will not be additional premium increases in order to replenish the Fund, but the rate of bank failures has diminished over the past four years, returning to historical norms. Our FDIC deposit insurance expense for the year ended December 31, 2016, was $1.3 million.

Risks Related to Our Markets and Business

Our profitability is dependent upon the economic conditions of the markets in which we operate.

We operate on ten relatively remote Pacific islands and in San Francisco, California, and, as a result, our financial condition and results of operations are affected by changes in the economic conditions in those areas. Our success depends upon the business activity, population, income levels, deposits and lending activity in these markets. Because some of our customers’ business and financial interests may extend well beyond these market areas, adverse economic conditions that affect those other market areas could reduce our growth rate, affect the ability of those customers to repay their loans, and generally affect our financial condition and results of operations. Other than in San Francisco, our lending operations are located in market areas dependent on tourism and fishing, along with a military presence and other federal government activities in Guam. Although recent events seem to indicate a nascent recovery, the Commonwealth of the Northern Mariana Islands has suffered setbacks in recent years because of a decline in its visitor industry, the failure of its garment industry and widespread typhoon damage. The other island economies have remained relatively stable. However, because of the magnified influence of external events, these small island economies tend to be somewhat more volatile than larger economic systems. Thus, our borrowers could be adversely impacted by a downturn in these sectors of the economy that could reduce the demand for loans and adversely impact the borrowers’ ability to repay their loans, which would, in turn, increase our nonperforming assets. Because of our geographic concentration in several relatively small island economies, we are less able than many regional or national financial institutions to diversify our credit risks across multiple dissimilar markets. In recent years, we have taken the initiative to expand our operations in California in an effort to increase and help to stabilize our profitability.

Our loan portfolio has a large concentration of real estate loans in Guam and in San Francisco, which involves risks specific to real estate values.

A downturn in our real estate markets could adversely affect our business because many of our loans are secured by real estate. Real estate lending (including commercial and construction) is a large portion of our loan portfolio. At December 31, 2016, approximately $703.1 million, or 59.8% of our loan portfolio, was secured by various forms of real estate, including residential and commercial real estate. The real estate securing our loan portfolio is concentrated in Guam and San Francisco. From time to time, there have been adverse developments affecting real estate values in one or more of our markets, and the market value of real estate can fluctuate significantly in a short period of time as a result of changing market conditions. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies, and acts of nature, such as earthquakes and typhoons. Additionally, commercial real estate lending typically involves larger loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. If real estate values decline, the value of the collateral securing some of our loans could be significantly reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans.

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

Under a Phantom Stock unit and stock option plan, the President/CEO and Executive Vice President/COO may elect to receive up to $100 thousand each in Phantom Stock units in lieu of an equal amount of incentive bonus, as computed in their employment agreements. These non-voting Phantom Stock units may be held for receipt of dividends equal to the dividend rate of the Bank’s common stock, or may be redeemed at a price equal to the market value of the Bank’s common stock. In addition, for each Phantom Stock unit received, the executive employee receives options to purchase three shares of the Bank’s common stock at a price equal to the market value of the stock at the date the options are granted. The redemption of the Phantom Stock or the exercise of the options will result in the forfeiture by the executive employee of any rights under the other. At December 31, 2016 and 2015, there were no Phantom Stock units outstanding under the plan, nor have such units ever been issued as of December 31, 2016.

The Executive Vice President/Chief Sales and Service Officer entered into an employment agreement commencing January 5, 2015, and terminating on January 4, 2020.  Under this agreement, the Executive Vice President/Chief Sales and Service Officer receives a specified base salary, which is adjusted annually for changes in the U.S. Consumer Price Index, plus an incentive bonus.  The bonus is based on profitability, within a defined limit, subject to adjustments based on the Bank meeting certain other performance criteria.

The Bank’s Executive Vice President/Retail and Card Services entered into an employment agreement commencing January 1, 2016 and terminating on December 31, 2020.  Under this agreement, the Executive Vice President/Retail and Card Services receives a specified base salary, which is adjusted annually for changes in the U.S. Consumer Price Index, plus an incentive bonus.  The Executive Vice President/Retail and Card Services’ bonus is based on profitability, also within a defined limit, subject to adjustments based on the Bank meeting certain other performance criteria.

Senior Vice Presidents’ Employment Agreements

One Senior Vice President renewed a five-year employment agreement on April 26, 2016. Under the agreement, he receives a specified base salary and may receive bonuses, within a defined limit, based on the Bank’s profitability, adjusted by certain other Bank performance criteria.

On January 1, 2012, seven Senior Vice Presidents entered into separate five-year employment agreements terminating on December 31, 2016. Under the agreements, they receive specified base salaries and they may receive bonuses, within a defined limit, based on the Bank’s profitability, adjusted by certain other Bank performance criteria. These contracts were renewed under the same or similar terms in January 2017.

One Senior Vice President entered into an employment agreement commencing on August 9, 2013, and terminating on December 31, 2016. Under this agreement, there is a specified base salary and there may be bonuses, within a defined limit, based on the Bank’s profitability, as adjusted by certain other Bank performance criteria. This contracts was renewed under the same or similar terms in January 2017.

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

At December 31, 2016, nonperforming loans were 0.58% of the total loan portfolio, and 0.35% of total assets, as compared to 1.01% and 0.70% at December 31, 2015, respectively, indicating a reduced level of risk. Nonperforming assets adversely affect our earnings in various ways. Depending upon economic and market conditions, we may incur losses relating to an increase in nonperforming assets. We do not record interest income on non-accrual loans or other real estate owned, thereby adversely affecting our income, and increasing our loan administration costs. Upon foreclosure or similar proceedings, we record the foreclosed asset at the fair value of the asset, reduced by estimated selling costs, which may result in a loss. An increase in the level of nonperforming assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the increased risk profile. While we reduce problem assets through collection efforts, asset sales, workouts, restructurings and otherwise, decreases in the value of the underlying collateral or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, our results of operations and our financial condition.

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

For the year ended December 31, 2016, we recorded a $3.9 million provision for loan losses, charged off $5.6 million of loans, and recovered $3.0 million of loans previously charged off. At December 31, 2016, we had $703.1 million in commercial and residential real estate loans and construction loans, of which $12.8 million was on non-accrual. Construction loans and commercial real estate loans comprise a substantial portion of our nonperforming assets. Deterioration in the real estate market in Guam, San Francisco and/or the Commonwealth of the Northern Mariana Islands could affect the ability of our loan customers to service their debt, which could result in additional loan charge-offs and provisions for loan losses in the future, and could have a material adverse effect on our financial condition, results of operations and capital.

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

Our profitability depends in part on our success in attracting and retaining a stable base of low-cost deposits. At December 31, 2016, 26.4% of our deposit base was comprised of non-interest bearing deposits, and the average rate on our interest-bearing deposits during 2016 was 0.17%. While we generally do not believe these core deposits are very sensitive to interest rate fluctuations, the competition for these deposits in our markets is strong. If we were to lose a significant portion of our low-cost deposits, it could negatively impact our liquidity and profitability.

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

Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and tax basis of assets and liabilities computed using enacted tax rates. If we determine that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we are required under generally accepted accounting principles to establish a full or partial valuation allowance. If we determine that a valuation allowance is necessary, we are required to incur a charge to operations. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our net deferred tax asset will be realized. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. At December 31, 2016, we had a net deferred tax asset of $8.1 million. For the year ended December 31, 2016, we established a partial valuation allowance of $3.2 million to reduce the gross deferred tax asset of $12.8 million because, in management’s opinion, it is more likely than not that only the remaining $8.1 million will be realized. If we were to determine at some point in the future that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we would be required, under generally accepted accounting principles, to establish a full or increase any partial valuation allowance, which would require us to incur a charge to operations for the period in which the determination was made.

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

System failure or breaches of our network security could subject us to increased operating costs as well as litigation and other potential liabilities.

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

Further, some of these third party data breaches have compromised credit card information, creating an opportunity to defraud the Bank and its credit card customers by initiating fraudulent charges using the compromised card information. Although efforts are being made in the U.S. Congress to reassign the liability for these fraudulent charges to the third parties whose systems have been breached, unless and until that reassignment is made, the Bank retains potential liabilities associated with those fraudulent charges. Also, when it is known that a credit card has been compromised, the Bank incurs costs in replacing the card. As a result, a third-party network security breach could have a material adverse effect on our financial condition and the results of our operations.

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

During the fourth quarter of 2016, the Company issued $9.8 million of preferred stock in a private placement, structured to qualify as Tier-1 capital. There are restrictions on the ability of shareholders to sell these shares, and the Company is required to obtain prior regulatory approval before they can be redeemed or repurchased.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

Our properties consist primarily of leased office facilities for our branch offices. Our headquarters facility, which we own, consists of 74,240 square feet in Hagåtña, Guam. We also own the buildings of our Santa Cruz branch in Guam, our Garapan branch in Saipan and the Rota branch in the CNMI, which comprise 47,292 square feet in total. These branch buildings are situated on leased land. We believe our facilities are in excellent condition and suitable for the conduct of our business.

For additional information on operating leases and rent expense, see Note 16 to the Consolidated Financial Statements.

ITEM 3.	Legal Proceedings

Neither the Company nor the Bank is involved in any legal proceedings other than those occurring on a routine basis in the ordinary course of business. The majority of such proceedings have been initiated by the Bank in the process of collecting delinquent loans. Such routine legal proceedings, in the aggregate, are believed by Management to be immaterial to the financial condition, results of operations and cash flows of the Company as of December 31, 2016.

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

	Stock Price
	High	Low	Dividend Per Share
Year ended December 31, 2016
Fourth Quarter	$15.00	$9.00	$0.100
Third Quarter	$10.50	$9.33	$0.100
Second Quarter	$15.00	$9.27	$0.100
First Quarter	$10.49	$9.00	$0.100
Year ended December 31, 2015
Fourth Quarter	$14.00	$8.40	$0.100
Third Quarter	$10.00	$8.46	$0.100
Second Quarter	$10.50	$8.75	$0.100
First Quarter	$10.49	$9.27	$0.100

As of March 14, 2017, there were approximately 4,387 holders of record of common stock. There are no other classes of common equity. During 2016, the Company issued $9.8 million in non-voting, non-cumulative perpetual preferred stock to accredited investors.

Dividend Policy

At its discretion, the Board of Directors of the Company declares dividends to its stockholders on a quarterly basis. The Company declared and paid dividends of $0.125 per share to stockholders as of a declaration date for each share of common stock outstanding in the first and second quarters of 2014; in the third and fourth quarters of 2014 and in each of the quarters ended December 31, 2015 and 2016, the Company declared and paid dividends of $0.10 per share to stockholders as of a declaration date.

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

	At December 31, 2016
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)
Equity compensation plans approved by security holders	-	$8.31	1,419,293
Equity compensation plans not approved by security holders	-	$-	-
Total	-	$8.31	1,419,293

ITEM 6.	Selected Financial Data

	For the years ended December 31,
	2016	2015	2014	2013	2012
	(Dollar and Share Amounts in Thousands, Except Per Share Data)
INCOME STATEMENT DATA:
Interest income	$75,549	$69,805	$66,478	$63,598	$62,278
Interest expense	2,143	1,894	3,760	4,800	5,547
Net interest income before provision for loan losses	73,406	67,911	62,718	58,798	56,731
Provision for loan losses	3,900	4,500	4,540	2,095	3,900
Net interest income after provision for loan losses	69,506	63,411	58,178	56,703	52,831
Non-interest income	13,892	10,992	10,813	11,692	12,567
Non-interest expense	64,129	59,047	55,675	54,447	53,354
Income before income taxes	19,269	15,356	13,316	13,948	12,044
Income tax expense	5,716	4,066	3,756	4,080	3,424
Net income	13,553	11,290	9,560	9,868	8,620
Preferred stock dividends	(49)	-	-	-	-
Net income attributable to common stockholders	$13,504	$11,290	$9,560	$9,868	$8,620
PER COMMON SHARE DATA:
Basic net income	$1.46	$1.25	$1.08	$1.12	$0.98
Diluted net income	$1.46	$1.25	$1.08	$1.12	$0.98
Book value per common share	$13.21	$12.14	$11.44	$10.66	$10.77
Weighted average number of shares outstanding — basic	9,251	9,017	8,818	8,790	8,779
Weighted average number of shares outstanding — diluted	9,251	9,017	8,818	8,790	8,780
Shares outstanding at period end	9,268	9,241	8,929	8,802	8,782
BALANCE SHEET DATA:
Securities	$520,927	$329,816	$337,904	$273,919	$333,806
Net loans	$1,158,045	$1,054,250	$967,399	$860,883	$748,832
Allowance for loan losses	$15,435	$14,159	$12,526	$12,077	$12,228
Goodwill and other intangible assets	$783	$783	$783	$783	$783
Total assets	$1,921,552	$1,544,284	$1,465,739	$1,283,008	$1,211,381
Total deposits	$1,778,670	$1,422,671	$1,355,514	$1,183,445	$1,102,540
Federal Home Loan Bank advance & note payable	$-	$-	$-	$-	$10,145
Total stockholders’ equity	$132,202	$112,142	$102,183	$93,855	$94,424
SELECTED PERFORMANCE RATIOS:
Return on average assets	0.77%	0.74%	0.66%	0.77%	0.71%
Return on average equity	11.22%	10.50%	9.78%	10.45%	9.26%
Net interest margin	4.40%	4.66%	4.52%	4.81%	5.01%
CAPITAL RATIOS:
Total risk-based	12.61%	12.45%	11.83%	12.53%	13.51%
Tier 1 risk-based	11.36%	11.20%	10.58%	11.43%	12.43%
Tier 1 leverage	7.06%	7.40%	7.01%	7.60%	7.40%
Common Equity Tier 1 risk-based	10.93%	11.20%

ITEM 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

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

During 2016, there were two significant factors that impacted the Company’s financial condition and operations:

•

Over the course of the year, tourist arrivals continued to increase in Guam and other islands in the region. In Guam, the number of visitors reached its highest level in history, at 1.54 million. This was due, in part, to the fact that a moderate, 3.5% decrease in Japanese arrivals was more than offset by increasing arrivals from South Korea and China, with the latter two increasing by 27.4% and 14.0%, respectively. The continuing growth in Guam’s tourism industry and increasing arrivals in the other islands led to modest improvements in payroll employment and other aspects of the regional economy, enhancing the Bank’s business.

•

The continuing strength of the economy in the San Francisco Bay area provided ample opportunities to expand the Bank’s business there, leading to an increase of 17.4% in the California region’s loan portfolio, supplementing 5.7% growth in loans in the Guam market and supporting overall growth of 9.8% in the total loan portfolio. The 24.4% growth in the Bank’s asset base supported a 9.8% expansion of our gross loan portfolio and an increase of 57.3% in our investment portfolio.

For the year ended December 31, 2016, net income per common share was $13.5 million, or $1.46 per diluted common share. For the year ended December 31, 2015, net income was $11.3 million, or $1.25 per diluted common share. For the year ended December 31, 2014, net income was $9.6 million, or $1.08 per diluted common share.

The return on average assets and average equity for the year ended December 31, 2016, were 0.77% and 11.18%, respectively, compared to 0.74% and 10.50%, respectively, for 2015, and 0.66% and 9.78%, respectively, for 2014.

The following are major factors that impacted the Company’s results of operations:

•

Net interest income increased 8.1% to $73.4 million for the year ended December 31, 2016, from $67.9 million for the year ended December 31, 2015, due to a $5.7 million increase in interest income that was partially offset by an increase of $249 thousand in interest expense. Net interest income increased by 8.3% to $67.9 million for the year ended December 31, 2015, from $62.7 million for the year ended December 31, 2014, due to a $3.3 million increase in interest income and a reduction of $1.9 million in interest expense.

•

The net interest margin decreased 26 basis points to 4.40% for the year ended December 31, 2016, compared with 4.66% for the year ended December 31, 2015. The decrease in the net interest margin for 2016 compared to 2015 was primarily due to a 12 basis point decrease in the average yields on loans and a 13 basis point decline in the average yield on our securities portfolio, partially offset by a 20 basis point increase in the average yield on our deposits with other financial institutions and by a 2 basis point decrease in the average rates that we paid on deposits. Despite the decrease in the overall average yield of 27 basis points on our total earning assets, higher loan and investment volumes generated higher interest income that more than offset the higher gross amount of interest paid on our customers’ deposits. The net interest margin increased 15 basis points to 4.66% for the year ended December 31, 2015, compared with 4.52% for the year ended December 31, 2014. The increase in the net interest margin for 2015 compared to 2014 was primarily due to a 32 basis point decrease in the yields on loans and a 13 basis point decline in the yield on our securities portfolio, partially offset by a 19 basis point decrease in rates paid on deposits. Despite the decrease in average yields, higher loan volumes generated higher interest income that more than offset the lower average yield on a smaller investment securities portfolio.

•

The provision for loan losses was $3.9 million for the year ended December 31, 2016, $600 thousand lower than the provision during the previous year. The provision for loan losses was $4.5 million for the year ended December 31, 2015, included $12 thousand assigned to the reserve for off-balance sheet risk, and was approximately the same as the $4.5 million provision for the year ended December 31, 2014, The $4.5 million provision for the year ended December 31, 2014, reflects a supplemental provision of $565 thousand during the third quarter, primarily in response to the charge-off of two loans in the amount of $1.6 million, tempered by a decrease of $637 thousand in nonperforming loans despite growth of $107.1 million in on our loan portfolio, as well as management’s assessment of economic conditions.

•

Non-interest income was $13.9 million for the year ended December 31, 2016, $2.9 million more than the $11.0 million for the year ended December 31, 2015. The increase in non-interest income in 2016 compared to 2015 was primarily due to increases of $1.2 million in income from merchant services, $911 thousand from service charges and fees, $328 thousand in trustee fees and $325 thousand in net gains on investment securities, partially offset by a reduction of $134 thousand in income from cardholders. The increase in merchant income was the result of a correction of accumulated billing errors by our card processor. Non-interest income was $11.0 million for the year ended December 31, 2015, $179 thousand more than the $10.8 million for the year ended December 31, 2014. The increase in non-interest income in 2015 compared to 2014 was primarily due to increases of $566 thousand in revenues from cardholders and $356 thousand from service charges and fees in 2015, partially offset by reductions of $431 thousand in income from merchant services and $395 thousand in net investment securities gains from the previous year.

•

Non-interest expense was $64.1 million for the year ended December 31, 2016, compared to $59.0 million for the year ended December 31, 2015. The increase of 8.6%, primarily due to an increase of $3.1 million in salaries and employee benefits, an additional $1.3 million in general, administrative and other expenses, and a rise of $807 thousand in equipment and depreciation expense. These increases were partially offset by a reduction of $264 thousand in the expense associated with other real estate that we owned, primarily foreclosed properties. Non-interest expense was $59.0 million for the year ended December 31, 2015, compared to $55.7 million for the year ended December 31, 2014. The increase of 6.1%, primarily due to an increase of $2.3 million in salaries and employee benefits, an additional $667 thousand in general, administrative and other expenses, a rise of $310 thousand in training and education expense and $226 thousand more in equipment and depreciation expense. These increases were partially offset by a reduction of $412 thousand in occupancy expense.

•

The 19.6% increase of net after tax income to $13.5 million in 2016 compared to $11.3 million 2015 was due to the $5.5 million increase in net interest income and the $2.9 million increase in non-interest income, offset by the $5.1 million increase in non-interest expense and the increase of $1.7 million in income taxes. The 18.1% increase of net after tax income to $11.3 million in 2015 compared to $9.6 million 2014 was due to a $5.2 million increase in net interest income and a $179 thousand increase in non-interest income, offset by a $3.4 million increase in non-interest expense and an increase of $310 thousand in income taxes.

The following are important factors in understanding our current financial condition and liquidity position:

•

Cash, interest-bearing deposits in other financial institutions, and investment securities available-for-sale collectively increased by 81.7%, to $596.5 million, at December 31, 2016, from $328.3 million at December 31, 2015. This increase in liquid assets is primarily due to an increase of $356.0 million in deposits and $1.2 million in other liabilities, plus an increase of $9.8 million in retained earnings, $8.8 million in additional paid-in capital for preferred stock and $980 thousand in proceeds from newly issued preferred stock, partially offset by a $103.8 million increase in net loans, $5.8 million in other assets, and a $3.1 million investment in a new, unconsolidated subsidiary. The increase in total loans (net of deferred fees and the allowance for loan losses) of $103.8 million, or 9.8%, to $1.16 billion at December 31, 2016, compared to $1.05 billion at December 31, 2015, is primarily attributable to an increase of $91.7 million in commercial loans, to $807.5 million at December 31, 2016, from $715.8 million at December 31, 2015. In addition, consumer loans, including residential mortgage loans, increased by $13.7 million, to $368.5 million, at December 31, 2016, from $354.8 million at December 31, 2015.

•	Classified assets decreased to $20.4 million at December 31, 2016, compared to $25.3 million at December 31, 2015.
•

The allowance for loan losses at December 31, 2016, was $15.4 million, or 1.31% of total gross loans. The allowance for loan losses at December 31, 2015, was $14.2 million, or 1.32% of total gross loans.

•	Nonperforming loans decreased by $4.0 million to $6.8 million, or 0.58% of total gross loans, at December 31, 2016, from $10.8 million, or 1.01% of total gross loans, at December 31, 2015.

•	Net loan charge-offs were $2.6 million during the year ended December 31, 2016, as compared to the $2.9 million in net charge-offs for the year ended December 31, 2015.
•

The ratio of noncore funding of $43.8 million (which consists of $100,000 and over time deposits plus short-term borrowings) to total assets was 2.28% at December 31, 2016, compared to $37.0 million, or 2.40% of total assets, at December 31, 2015.

•

The loan-to-deposit ratio decreased to 66.1% at December 31, 2016, as compared to 75.3% at December 31, 2015, due to deposit growth of $356.0 million far exceeding the $105.4 million increase in total gross loans.

•

Capital ratios significantly exceed regulatory requirements for a well-capitalized financial institution, both at the Company level and in the Bank. The leverage ratio at the Company was 7.06%, with a Tier 1 risk-based capital ratio of 11.36%, a total risk-based capital ratio of 12.61%, and a common equity Tier 1 risk-based capital ratio of 10.93% at December 31, 2016. The leverage ratio at the Company was 7.40%, with a Tier 1 risk-based capital ratio of 11.20%, a total risk-based capital ratio of 12.45% and a common equity Tier 1 risk-based capital ratio of 11.20% at December 31, 2015. The regulatory well-capitalized guidelines are a minimum of a 5% leverage ratio, a 8% Tier 1 risk-based capital ratio, a 10% total risk-based capital ratio, and a 6.5% common equity Tier 1 risk-based capital ratio. The changes in our capital ratios from December 31, 2015, to December 31, 2016, was due to the retention of $9.8 million in earnings during 2016, along with the issuance of preferred stock in the amount of $9.8 million.

Deposits

The composition and cost of the Bank’s deposit base are important in analyzing the Bank’s net interest margin and balance sheet liquidity characteristics. The Bank’s depositors are generally located in its primary market area. Depending on loan demand and other funding requirements, the Bank also attracts deposits through its interest rate pricing. The Bank monitors all deposits that may be sensitive to interest rate changes to help ensure that liquidity risk does not become excessive due to deposit migration. Deposits at December 31, 2016, were $1.78 billion, compared to $1.42 billion at December 31, 2015. The 25.0% increase was primarily due to the acquisition of additional government and commercial accounts in the Freely Associated States, U.S. government payments for land use and other purposes, and the growth in Guam’s tourism and defense sectors, although the Bank’s deposits also increased in the Commonwealth of the Northern Mariana Islands and in the California region.

The Bank does not currently accept brokered deposits because it already maintains ample liquidity.

Liquidity

Our liquidity position refers to our ability to maintain cash flows sufficient to fund operations and to meet obligations and other commitments in a timely fashion. We believe that the Bank’s liquidity position is more than sufficient to meet our operating expenses, borrowing needs and other obligations for 2017, and management has tested and determined that, even under severely stressed scenarios, the Bank’s liquidity will be more than adequate to meet our requirements. Our liquidity increased substantially during 2016. Once the increases in our loan portfolio and other assets were accommodated, the increases in our liabilities and equity were channeled into short-term earning assets as a defensive measure due to historically low interest rates and yields, and the possibility that those rates and yields will increase as the U.S. economy continues to improve. At December 31, 2016, we had $176.7 million in cash and cash equivalents and approximately $159.2 million in available borrowing capacity from various sources, including the Federal Home Loan Bank (“FHLB”), the Federal Reserve Bank of San Francisco (“FRB”), and Federal Funds facilities with several financial institutions. The Bank also had $199.7 million in unpledged securities available at December 31, 2016. Our loan-to-deposit ratio decreased to 66.1% at December 31, 2016, compared to 75.3% at December 31, 2015, as our gross loans increased by 9.8% and our deposits grew by 25.0%.

Lending

Our loans originate almost entirely through the branch offices located in our primary market. As the Bank has approached a saturation point in our island service area, we have expanded our activities in California through our branch in San Francisco. The total loan portfolio remains well diversified with commercial and industrial loans accounting for 21.1% and commercial real estate loans accounting for 47.0% of the total loan portfolio at December 31, 2016. Construction loans fell from 5.8% of the portfolio at December 31, 2015, to 0.5% at December 31, 2016. Residential mortgages and other consumer-related loans accounted for the remaining 31.3% of total loans at December 31, 2016. The increase in gross loans in 2016 compared to 2015 was primarily due to an increase of 12.8% in our commercial loan portfolio, including a 42.5% expansion of our lending in the Freely Associated States of Micronesia and a rise of 15.6% in California, supplemented by growth of 3.9% in consumer loans. The Bank also had a decrease of $2.2 million in loans sold to the Federal Home Loan Mortgage Corporation (“Freddie Mac”) from $213.2 million at December 31,

2015, to $211.0 million at December 31, 2016, but these loans are off-book, except for the value of the associated mortgage servicing rights. The Bank exercises careful selectivity with respect to the types of loans it chooses to originate.

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

From January 22, 2008, through December 16, 2008, the Federal Reserve’s Open Market Committee reduced its target short-term interest rates by 325 basis points, to a range of 0.00% to 0.25%, in response to the credit crisis and economic downturn that resulted from the collapse in the U.S. housing market and the subsequent global recession. The target Federal Funds Rate was raised to a range of 0.25% to 0.50% on December 16, 2015, then again to a range of 0.50% to 0/75% on December 15, 2016. The increase in short-term rates will gradually affect the rates applicable to many of the Bank’s loans. The increase in short-term interest rates raised the overall cost of interest bearing deposits, which represent the Bank’s primary funding source, by 4.4% by the end of 2016, as they tend to re-price more slowly than floating rate loans. The continuing low level of short-term interest rates, including the prime rate, has significantly compressed the Bank’s net interest margin, but that pressure is gradually being eased.

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

Non-Interest Income

While net interest income remains the largest single component of total revenues, non-interest income is an important source, as well. In total, the Bank received $13.9 million in non-interest income during 2016, an increase of $2.9 million from the $11.0 million recorded for 2015, and more than the $10.8 million received in 2014. The increase from 2015 to 2016 was due in part to growth in income from merchant services, as well as increases in service fees and charges, trustee fees and net gains on investment securities by $1.2million, $911 thousand, $328 thousand and $325 thousand, respectively, for 2016 in comparison to 2015. The increase in merchant services income resulted in part from the correction of a cumulative billing error by a service provider, while the increase in service charges and fees derived from an increase in service charges on low-volume savings accounts.

Non-Interest Expense

Management considers the control of operating expenses to be a critical element of the performance of the Company and the Bank. Over the last several years, the Bank has undertaken initiatives to contain its non-interest expense and improve its efficiency. Nevertheless, total non-interest expense was $64.1 million for year ended December 31, 2016, compared to $59.0 million for year ended December 31, 2015, an increase of $5.1 million. This increase was largely the result of increasing costs associated with salaries and employee benefits, from $28.5 million in 2015 to $31.6 million in 2016, higher general administrative and other expenses and the rise in equipment and depreciation expense, which increased by $1.3 million and $807 thousand, respectively. Operating expenses in 2015 were $3.4 million higher than in 2014, primarily due to a $2.3 million increase in expenses associated with salaries and employee benefits, a $667 thousand increase in general, administrative and other expenses, and a $310 thousand rise in training and education expense, partially offset by a reduction of $412 thousand in occupancy expense. For both 2015 and 2016, the increase in operating expenses was primarily the result of organic growth in the size of the Bank.

Capital Management

As part of its asset and liability management process, the Company continually assesses its capital position to take into consideration growth, expected earnings, risk profile and potential corporate activities that it may choose to pursue.

During the past several years, the Bank’s principal source of increases in capital has been retained earnings, supplemented by stock purchases through our Employee Stock Purchase Plan. See Note 14 of Notes to Consolidated Financial Statements in Item 15 of this Annual Report for a description of the Employee Stock Purchase Plan. Since the end of 2010, though, the Bank’s assets have grown by 94.0%, and those more traditional sources of additional capital have not kept pace.

Although the Bank remains “well capitalized” by all four regulatory measures of capital adequacy, the Bank’s Tier-1 ratio had been decreasing because of its rapid asset growth, primarily attributed to the substantial growth in customer deposits. Consequently, the Company was engaged in placing an additional $2.8 million of its common stock as of December 31, 2015, and placed $9.8 million in non-cumulative perpetual preferred stock during 2016.

In these offerings, the Company issued its stock to certain "accredited investors" within the meaning of Rule 501 of the Securities Act of 1933, as amended (the "Securities Act"), at a purchase price of $9.85 per common share in 2015 and a purchase price of $1,000.00 per preferred share in 2016 (the "Offerings"). These are restricted shares, which may not be resold for a period of two years. The terms of the offerings were set forth in their respective Stock Purchase Agreements, dated July 30, 2015, and September 28, 2016, entered into between the Company and each investor. A portion of the proceeds from the offerings was used to retire subordinated debt, while the remainder will allow the Company to support the continued organic growth of its banking subsidiary in its existing market areas and will enable us to further serve the needs of individuals and businesses in those markets.

The Company's common and preferred stock was offered and sold only to investors that met the "accredited investor" definition of Rule 501 of the Securities Act in reliance on the exemption from registration afforded under Section 4(2) of the Securities Act and Rule 504 of Regulation D under the Securities Act. The common stock offered in the Offerings has not been registered under the Securities Act or state securities laws, and may not be offered or sold in the United States without being registered with the Securities and Exchange Commission (the "SEC") or through an applicable exemption from SEC registration requirements.

Results of Operations

The Bank earns income from two primary sources. The first is net interest income, which is interest income generated by earning assets less interest expense on interest-bearing liabilities. The second is non-interest income, which primarily consists of service charges and fees, income from merchants for processing credit and debit card transactions, non-interest income from holders of the Bank’s credit cards, trustee fees and net investment securities gains. The majority of the Company’s non-interest expenses are operating costs that relate to providing a full range of banking services to our customers.

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

Distribution, Rate and Yield

The following Distribution, Rate and Yield table presents the average amounts outstanding during 2016 and 2015 for the major categories of the Company’s balance sheet, the average interest rates earned or paid thereon, and the resulting net interest margin on average interest earning assets for the periods indicated. Average balances are based on monthly averages.

	Years Ended December 31,
	2016			2015
	Average Balance	Interest Earned/Paid	Average Yield/Rate	Average Balance	Interest Earned/Paid	Average Yield/Rate
Interest earning assets:
Short term investments[1]	$129,791	$493	0.38%	$92,383	$164	0.18%
Investment Securities²	406,101	5,141	1.27%	327,479	4,580	1.40%
Loans³	1,135,736	69,914	6.16%	1,036,587	65,061	6.28%
Total earning assets	1,671,628	75,548	4.52%	1,456,449	69,805	4.79%
Noninterest earning assets	79,723			76,243
Total Assets	$1,751,351			$1,532,692
Interest-bearing liabilities:
Interest-bearing checking accounts	$222,786	$249	0.11%	$158,832	$181	0.11%
Money market and savings accounts	882,756	1,587	0.18%	795,794	1,550	0.19%
Certificates of deposit	43,095	142	0.33%	51,419	163	0.32%
Other borrowings	2,115	165	7.80%	-	-
Total interest-bearing liabilities	1,150,752	1,978	0.17%	1,006,045	1,894	0.19%
Non-interest bearing liabilities	479,823			419,148
Total Liabilities	1,630,575			1,425,193
Stockholders’ equity	120,776			107,499
Total Liabilities and Stockholders’ Equity	$1,751,351			$1,532,692

Net interest income		$73,570			$67,911

Interest rate spread			4.35%			4.60%
Net interest margin			4.40%			4.66%

[1]	Includes interest bearing deposit balances we maintain with other financial institutions and the Federal Reserve Bank of San Francisco.
[2]	Includes all investment securities in the Available-for-Sale and the Held-to-Maturity classifications.
[3]	Includes average balances of non-accrual loans.

The Distribution, Rate and Yield table above sets forth the dollar amounts in interest earned and paid for each major category of interest earning assets and interest-bearing liabilities for the noted periods, as well as their respective yields and costs, and the resulting interest rate spreads and net interest margins.

The Bank’s net interest margin, expressed as a percentage of average earning assets, was 4.40% for 2016, down 26 basis points from 4.66% for 2015, even though average earning assets increased by 14.8% during the year, from $1.46 billion in 2015 to $1.67 billion in 2016. The primary reason for the decrease in the net interest margin was that our funding cost increased by 4.4%, from $1.9 million in 2015 to $2.0 million in 2016. Our average loan balances increased by $99.1 million, or 9.6%, but the average yield on the entire loan portfolio decreased by 12 basis points so that interest earnings on loans increased by only $4.9 million, or 7.5%. Re-pricing of existing loans to lower interest rates during 2016, as well as new loans made in a more competitive environment, caused the decrease in the average yield on the loan portfolio. Yields on our investment securities portfolio decreased by 13 basis points, so the yield on average earning assets decreased from 4.79% to 4.52% from 2015 to 2016. Average total interest-bearing liabilities increased by 14.4% during 2016, to $1.15 billion from $1.01billion the previous year.

Net interest income for the year ended December 31, 2016, increased by $5.7 million, to $73.6 million, compared to $67.9 million a year earlier, primarily due to an increase in interest income derived from the growth in average loan balances, supplemented by increases in earnings on our investment securities portfolio and our short term deposits in other banks, including the Federal Reserve Bank of San Francisco. Net interest income for 2015 increased by $5.2 million from 2014, primarily due to an increase in interest income derived from the growth in average loan balances and a reduction in interest paid on money market and savings deposits, partially offset by a decrease in earnings on our investment securities portfolio. The Bank’s net interest margin was 4.66% in 2015, compared to 4.52% in 2014, an increase of 15 basis points.

A substantial portion of the Bank’s earning assets are variable-rate loans that re-price when the Bank’s reference rate, which usually corresponds with the New York prime lending rate, is changed. This is in contrast to a large base of core deposits that are generally slower to re-price. This causes the Bank’s balance sheet to be liability-sensitive, which means that, all else being equal, net interest margin will be lower during periods when short-term interest rates are rising and higher when rates are falling. However, we will not necessarily have to raise rates on the personal savings portion of our core deposits as general market interest rates increase, mitigating the sensitivity of our net interest margin to rising interest rates.

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

For 2016, the Bank had a provision for loan and credit losses of $3.9 million, which included $6 thousand assigned to the reserve for unfunded credit commitments. The remaining 2016 provision was $594 thousand less than the provision for 2015, and lower than the provision of $4.5 million for 2014. The 2016 provision is deemed by management to provide a sufficient allowance for loan losses due to net losses during the year, as well as to maintain the allowance for loan losses at a level that is adequate to absorb all reasonably expected future losses and to reflect management’s perception of risk in the existing loan portfolio, as well as improvements in the quality of that portfolio. The 2015 provision for loan losses, a decrease of $52 thousand compared to 2014 reflects the write-down of two commercial loans by $1.6 million against the allowance for loan losses in the third and fourth quarters of 2014 and raised the monthly provision in the fourth quarter of that year to cover the risk associated with growth in our loan portfolio.

The allowance for loan losses represented 1.31%, 1.32% and 1.28% of total gross loans at December 31, 2016, 2015 and 2014, respectively. Provisions for loan losses are charged to operating income to bring the allowance for loan losses to a level deemed appropriate by the Bank based on the factors discussed under “Allowance for Loan Losses.”

Non-interest income

The following table sets forth the various components of the Company’s non-interest income:

	Years Ended December 31,			Increase (decrease) 2016 versus 2015		Increase (decrease) 2015 versus 2014
	2016	2015	2014	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Non-interest Income
Service charges and fees	$5,824	$4,913	$4,557	$911	18.5%	$356	7.8%
Investment securities gains, net	401	76	471	325	427.6%	(395)	-83.9%
Income from merchants	2,108	903	1,334	1,205	133.4%	(431)	-32.3%
Income from cardholders	1,754	1,888	1,322	(134)	-7.1%	566	42.8%
Trustee fees	911	583	492	328	56.3%	91	18.5%
Other income	2,894	2,629	2,637	265	10.1%	(8)	-0.3%
Total non-interest income	$13,892	$10,992	$10,813	$2,900	26.4%	$179	1.7%

Total non-interest income in 2016 was $2.9 million, or 26.4%, higher than in 2015, primarily because of a sharp increase of $1.2 million, or 133.4%, in income from merchant services due to the correction of accumulated billing errors by a vendor, the on-boarding of new merchant customers subsequent to the closure of a competing merchant services provider in Guam and an increase in net residuals that resulted from a reduction in cross-border fees; an increase of $911 thousand in service charges and fees that resulted from the full implementation of a fee to offset the costs of low-balance savings accounts; an increase of $328 thousand in trustee fees generated by increased revenue sharing in the higher interest rate environment; and a $325 thousand increase in net gains on the sale of investment securities. Other sources of non-interest income include loan servicing fees and income from the Bank-owned life insurance policies. The proportional composition of non-interest income remained relatively constant, with the increase in income from merchants being the only change exceeding 5.0% of the respective year’s total from 2015 to 2016. Total non-interest income in 2015 was $179 thousand higher than in 2014, primarily because of a sharp decrease of $431 thousand, or 32.3%, in income from merchant services due to lower settlement fees and higher processing fees and a $395 thousand decrease in net gains on the sale of investment securities, somewhat more than offset by a $566 thousand increase in income from cardholders and a $356 thousand increase in income from service charges and fees.

Non-interest expense

The following table sets forth the various components of the Company’s non-interest expense:

			2016 vs. 2015			2015 vs. 2014
	2016	2015	$ Variance	% Variance	2014	$ Variance	% Variance
Non-Interest Expense:
Salaries & employee benefits	$31,618	$28,473	$3,145	11.05%	$26,133	$2,340	8.95%
Occupancy	6,329	6,554	(225)	-3.43%	6,966	(412)	-5.91%
Equipment and depreciation	7,382	6,575	807	12.27%	6,349	226	3.56%
Insurance	1,625	1,680	(55)	-3.27%	1,678	2	0.12%
Telecommunications	1,647	1,527	120	7.86%	1,488	39	2.62%
FDIC insurance assessment	1,325	1,259	66	5.24%	1,220	39	3.20%
Professional services	1,999	1,757	242	13.77%	1,748	9	0.51%
Contract services	1,607	1,825	(218)	-11.95%	1,694	131	7.73%
Other real estate owned	133	397	(264)	-66.50%	297	100	33.67%
Stationery & supplies	926	747	179	23.96%	826	(79)	-9.56%
Training & education	1,025	1,046	(21)	-2.01%	736	310	42.12%
General, administrative & other	8,513	7,207	1,306	18.12%	6,546	661	10.10%
Total Non-Interest Expenses	$64,129	$59,047	$5,082	8.61%	$55,681	$3,366	6.05%

Non-interest expense by Category. The following table indicates the percentage of non-interest expense in each category:

	2016		2015		2014
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Non-Interest Expense:
Salaries & employee benefits	$31,618	49%	$28,473	48%	$26,133	47%
Occupancy	6,329	10%	6,554	11%	6,966	13%
Equipment and depreciation	7,382	12%	6,575	11%	6,349	11%
Insurance	1,625	3%	1,680	3%	1,678	3%
Telecommunications	1,647	3%	1,527	3%	1,488	3%
FDIC insurance assessment	1,325	2%	1,259	2%	1,220	2%
Professional services	1,999	3%	1,757	3%	1,748	3%
Contract services	1,607	3%	1,825	3%	1,694	3%
Other real estate owned	133	0%	397	1%	297	1%
Stationery & supplies	926	1%	747	1%	826	1%
Training & education	1,025	2%	1,046	2%	736	1%
General, administrative & other	8,513	13%	7,207	12%	6,546	12%
Total Non-Interest Expenses	$64,129	100%	$59,047	100%	$55,681	100%

Non-interest expense totaled $64.1 million for the year ended December 31, 2016, an increase of $5.1 million from $59.0 million in 2015. This increase is primarily attributed to the $3.1 million increase in salaries & employee benefits, up by 11.0% from the year ended December 31, 2015, due to merit raises and increases in some benefits expenses, as well as an increase in the number of employees necessary to accommodate the expansion of the Bank’s operations. In addition, general, administrative and other expenses increased by $1.3 million and our equipment and depreciation expense increased by $807 thousand. These increases were partially offset by modest decreases in the expenses associated with other real estate that is owned by the Bank, occupancy expense and contract services expense.

In 2015, total non-interest expense increased by $3.4 million to $59.0 million, as compared to $55.7 million in 2014. This increase is primarily attributed to the $2.3 million increase in salaries & employee benefits, up by 9.0% from the year ended December 31, 2014, due to an extra pay period during the year, merit raises and increases in some benefits expenses. In addition, general, administrative and other expenses increased by $661 thousand, our training and education expense increased by $310 thousand and our equipment and depreciation expense increased by $226 thousand. These increases were partially offset by the $412 thousand decrease in occupancy expenses.

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

The Bank pays income taxes in Guam and the Commonwealth of the Northern Mariana Islands under a territorial “mirror” of the U.S. Internal Revenue Code, with payments made to the respective territorial governments instead of the U.S. Treasury; there is no equivalent of a state income tax in either of these jurisdictions. The Bank also pays taxes to the governments of the Republic of Palau, the Federated States of Micronesia, the Republic of the Marshall Islands and the State of California. The Bank’s territorial and state income tax expense in 2016 was $5.8 million, as compared to an income tax expense of $4.1 million in 2015 and $3.8 million in 2014.

The difference in the effective tax rate compared to the combined territorial, foreign and state statutory tax rates of 34% is primarily the result of the Bank’s portfolio of tax-exempt loans to the government of Guam totaling $30.3 million and $47.1 million at December 31, 2016 and 2015, respectively.

Some items of income and expense are recognized in different years for tax purposes than when applying generally accepted accounting principles, leading to timing differences between the Bank’s actual tax liability and the amount accrued for this liability based on book income. These temporary differences comprise the “deferred” portion of the Bank’s tax expense or benefit, which is accumulated on the Bank’s books as a deferred tax asset or deferred tax liability until such time as they reverse. At the end of 2016 and 2015, the Bank had a gross deferred tax asset of $7.5 million and $9.8 million, respectively.

Realization of the net deferred tax asset is primarily dependent upon the Bank generating sufficient taxable income to obtain a benefit from the reversal of net deductible temporary differences, utilization of tax credit carry-forwards and the net operating loss carry-forwards for Guam, the Commonwealth of the Northern Mariana Islands and California state income tax purposes. The amount of deferred tax assets considered realizable is subject to adjustment in future periods based on estimates of future taxable income. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized. The determination of whether the deferred tax assets will actually be realized is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, including forecasts of future income, cumulative losses, applicable tax planning strategies, and assessments of current and future economic and business conditions.

In assessing the realization of deferred tax assets at December 31, 2016, based on these factors, the Bank believed that it was more likely than not that the Bank will realize only $8.1 million of the benefits of these deductible differences. Therefore, a valuation allowance of $3.2 million for its deferred tax asset was recorded at December 31, 2016.

In assessing the realization of deferred tax assets at December 31, 2015, the Bank believed that it was more likely than not that the Bank will realize only $7.0 million of the benefits of these deductible differences. Therefore, a valuation allowance of $2.7 million for the deferred tax asset was recorded at December 31, 2015.

Financial Condition

As of December 31, 2016, total assets were $1.92 billion, an increase of 24.4% from $1.54 billion at December 31, 2015. Total securities available-for-sale (at fair value) were $419.9 million, an increase of 84.5% from $227.5 million at December 31, 2015. The total loan portfolio, net of allowance for loan losses and deferred fees, was $1.16 billion, an increase of 9.8% from $1.05 billion at year-end 2015. Interest bearing deposits in banks more than doubled during 2016, rising to $150.9 million from $72.3 million at the end of 2015. Total deposits were $1.78 billion, an increase of 25.0% from $1.42 billion at year-end 2015. The Bank had no short-term borrowings at December 31, 2016.

Securities Portfolio

The following table reflects the estimated fair value of Available-for-Sale securities and the amortized cost of Held-to-Maturity securities, for each category for the past two years:

Investment Portfolio

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$125,476	$6	$(1,051)	$124,431
U.S. government agency pool securities	238,615	124	(1,613)	237,126
U.S. government agency or GSE mortgage-backed securities	59,049	36	(762)	58,323
Total	$423,140	$166	$(3,426)	$419,880
Securities Held-to-Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$44,909	$956	$(36)	$45,829
U.S. government agency pool securities	13,591	14	(91)	13,514
U.S. government agency or GSE mortgage-backed securities	37,667	373	(320)	37,720
Total	$96,167	$1,343	$(447)	$97,063

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$107,070	$-	$(1,048)	$106,022
U.S. government agency pool securities	51,808	30	(934)	50,904
U.S. government agency or GSE mortgage-backed securities	71,562	44	(997)	70,609
Total	$230,440	$74	$(2,979)	$227,535
Securities Held-to-Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$44,638	$1,055	$(116)	$45,577
U.S. government agency pool securities	16,035	31	(47)	16,019
U.S. government agency or GSE mortgage-backed securities	39,846	613	(131)	40,328
Total	$100,519	$1,699	$(294)	$101,924

The amortized cost and fair value of investment securities by contractual maturity at December 31, 2016, are shown below.

	December 31, 2016
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$-	$-	$-	$-
Due after one but within five years	131,023	129,943	57,761	58,831
Due after five but within ten years	44,787	44,627	14,427	14,609
Due after ten years	247,330	245,310	23,979	23,623
Total	$423,140	$419,880	$96,167	$97,063

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

Eighty-one percent of the Bank’s securities at December 31, 2016, were classified under existing accounting rules as “Available-for-Sale” to allow flexibility in the management of the portfolio. Accounting guidance requires Available-for-Sale securities to be marked to fair market value, with an offset to other comprehensive income (loss), a component of stockholders’ equity, recorded on a quarterly basis. The remaining 18.6% of the investment portfolio was in Held-to-Maturity securities, which the Bank is willing and believes it will be able to retain until they mature, and are recorded on an amortized cost basis.

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

Compared to December 31, 2015, the Bank’s securities portfolio increased by $188.0 million to 26.9% of total assets at December 31, 2016, from 21.2% at December 31, 2015. The Bank decreased its holding of mortgage-back securities by $14.5 million to $96.0 million at December 31, 2016, from $110.5 million at December 31, 2015. During the same period, the Bank’s holdings of U.S. government agency pool securities increased by $183.8 million, to $250.7 million, and its holdings of U.S. government agency and sponsored enterprise debt securities increased by $18.7 million, to $169.3 million. The Bank has not used interest rate swaps or other derivative instruments to hedge fixed rate loans or securities to otherwise mitigate interest rate risk.

Loans

The Bank’s loans represent the largest portion of earning assets, substantially greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when assessing the financial condition of the Bank and the Company.

Gross loans represented 61.2% of total assets at December 31, 2016, as compared to 69.3% at December 31, 2015. The ratio of gross loans to deposits decreased to 66.1% at the end of 2016 from 75.3% at the end of 2015. Demand for loans has strengthened within the Bank’s California, Guam and Freely Associated States markets due to the improving economic environment, but the Bank has remained selective with respect to the types of loans it chooses to originate. However, the purchase of $100.3 million in mortgage and consumer loans from Wells Fargo Financial in December 2011 helped the Bank to grow its loan portfolio substantially during that year, and $55.8 million of those loans remained on the Bank’s books at December 31, 2016.

The Loan Distribution table that follows sets forth the Bank’s gross loans outstanding, deferred fee income amortized over the life of some loans, the allowance for loan losses and the percentage distribution in each loan category at the dates indicated.

Loan Portfolio

	December 31,
	2016		2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial
Commercial & industrial	$248,059	21.1%	$233,351	21.8%
Commercial mortgage	552,272	47.0%	420,049	39.2%
Commercial construction	6,421	0.5%	62,415	5.8%
Commercial agriculture	747	0.1%	-	0.0%
Total commercial	807,499	68.7%	715,815	66.9%
Consumer
Residential mortgage	143,951	12.2%	144,007	13.5%
Home equity	480	0.0%	628	0.1%
Automobile	30,798	2.6%	26,541	2.5%
Other consumer loans[1]	193,279	16.4%	183,597	17.1%
Total consumer	368,508	31.3%	354,773	33.1%
Gross loans	1,176,007	100.0%	1,070,588	100.0%
Deferred fee (income) costs, net	(2,527)		(2,179)
Allowance for loan losses	(15,435)		(14,159)
Loans, net	$1,158,045		$1,054,250

[1]	Comprised of other revolving and installment credit and overdrafts.

The Bank’s loan portfolio is concentrated in commercial loans (which include loans to governments), primarily in commercial real estate, hotels and gas stations, with the balance in working capital and equipment financing. These are followed by other consumer loans and residential mortgages. The increase in the Bank’s loan portfolio in 2016 was due to customary loan activity throughout our markets, the addition of several significant commercial loans in both the San Francisco and Guam regions, the funding of a commercial agriculture loan, and consumer loan promotions. The Bank’s net loans were concentrated in Guam and San Francisco, at 87.1% of our net loan portfolio as of December 31, 2016, compared to 87.8% as of December 31, 2015. The only industry concentration that was considered significant at December 31, 2016, was within our commercial real estate loan portfolio, which at 47.5% of total gross loans constituted a higher proportion than the 45.1% of total loans at the end of 2015.

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

The Bank is an active participant in the Small Business Administration (SBA), State Small Business Credit Initiative (SSBCI), Nor-Cal Financial Development Corp. and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred and Patriot Express Lender Programs. The Bank regularly makes such guaranteed loans and is frequently recognized as the largest originator of SBA loans in Guam, with an outstanding volume of $6.9 million at December 31, 2016.

As of December 31, 2016, commercial and residential real estate loans of $703.1 million consist primarily of adjustable and fixed rate loans secured by deeds of trust or mortgages on commercial and residential property, and comprised 59.8% of the total loan portfolio. The Bank’s commercial mortgages at December 31, 2016, consist of $552.3 million, or 47.0% of gross loans. Commercial construction loans comprise $6.4 million, or 0.5%, of gross loans. Residential mortgages, including home equity loans, were $144.4 million, or 12.3%, of gross loans. Properties securing the commercial and residential real estate loans are located in the Bank’s primary markets, which include the San Francisco Bay area.

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

The Bank’s construction loans primarily finance the development and construction of commercial and residential properties. The Bank uses underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or availability of permanent mortgage financing prior to making the construction loan. Construction loans decreased by $56.0 million to $6.4 million at December 31, 2016, from $62.4 million at December 31, 2015.

Additionally, the Bank makes consumer loans for the purpose of financing automobiles, various types of consumer goods, and other personal purposes. Consumer loans generally provide for the monthly payment of principal and interest. Most of the Bank’s consumer loans are either unsecured, secured by the personal property being purchased or, in the instances of home equity loans, real property.

At December 31, 2016, total gross loans increased by $105.4 million, or 9.8%, to $1.18 billion from $1.07 billion at December 31, 2015. The increase in loans was largely attributed to a $91.7 million increase in commercial loans to $807.5 million at December 31, 2016, from $715.8 million at December 31, 2015. This was primarily due to several large loans originated in California, Guam and the Marshall Islands. By category, the increase in commercial loans was due to the $132.2 million increase in commercial mortgage loans, a $14.7 million growth in commercial and industrial loans, and the $747 thousand issuance of a commercial agriculture loan, all offset by the decrease of $56.0 million in the commercial construction portfolio as a large construction loan was rolled over into a commercial mortgage. The increase in commercial loans was supplemented by a $13.7 million increase in consumer loans to $368.5 million at December 31, 2016, up from $354.8 million at December 31, 2015. The increase in consumer loans was principally due to growth of $9.7 million in other consumer loans as a result of pre-approved loans and a holiday loan promotion and a $4.3 million increase in automobile loans. The growth of other consumer loans and automobile loans was offset by modest decreases in home equity loans and residential mortgages.

At December 31, 2016, loans outstanding were comprised of approximately 67.4% variable rate loans and 32.6% fixed rate loans.

Since it first opened in 1972, the Bank has expanded its operations and its branch network, first in Guam, then in the other islands of our region and in San Francisco, California. In the interests of enhancing performance and stability through market and industry diversification, the Bank has increased its focus on growth in the San Francisco area in recent years, adding personnel with experience and expertise in the Bay Area. The following table provides figures for net loans in the Bank’s administrative regions, after adjusting for deferred fee income and the allowance for loan losses, for the years ending December 31, 2014, 2015 and 2016:

	At December 31,
	2014	2015	2016
Guam	$631,889	$671,579	$709,715
Commonwealth of the Northern Mariana Islands	$66,055	$71,975	$74,379
The Freely Associated States of Micronesia *	$47,227	$56,301	$75,324
California	$222,222	$254,395	$298,627
Total	$967,393	$1,054,250	$1,158,045

*	The Freely Associated States are comprised of the Federated States of Micronesia (Chuuk, Kosrae, Pohnpei and Yap), the Republic of Palau and the Republic of the Marshall Islands.

As the table indicates, the Bank’s total net loans increased by 9.8% during 2016 and by 9.0% during 2015. Total loans in California increased by $44.2 million, or 17.4%, accounting for 42.6% of total portfolio growth during 2016.  Loan growth in Guam was second, at $38.1 million, or 36.7% of total loan growth, and outstanding loans in the Freely Associated States of Micronesia grew by $19.0 million, or 18.3% of total growth. For the two years ended December 31, 2016, Guam accounted for 40.8% of total loan growth and California contributed 40.1%. Although the economy in the Commonwealth of the Northern Mariana Islands is recovering at a more rapid pace, loan growth has not yet caught up.

Loan Maturities

The following table presents the maturity distribution of the Bank’s loans as of December 31, 2016. The table shows the distribution of such loans between those with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the New York prime rate, as reflected in The Wall Street Journal, and the Bank of Guam prime rate.

	At December 31, 2016
	Due in Less Than 1 Year	Due in More Than 1 Year But Less Than 5 Years	Due in More Than 5 Years	Non-Accrual	Total
	(Dollars in thousands)
Commercial loans	$6,399	$409,328	$384,288	$7,484	$807,499
Residential Mortgages	266	13,210	124,567	6,388	144,431
Consumer Loans	19,560	194,566	9,777	174	224,077
Total	$26,225	$617,104	$518,632	$14,046	$1,176,007

Variable rate loans	$6,189	$338,110	$438,215	$9,791	$792,305
Fixed rate loans	20,036	278,994	80,417	4,255	383,702
Total	$26,225	$617,104	$518,632	$14,046	$1,176,007

Loan Servicing

As of December 31, 2016 and 2015, there were $211.0 million and $213.2 million, respectively, in Federal Home Loan Mortgage Corporation loans that were serviced by the Bank.

Loan servicing rights are included in Accrued Interest Receivable and Other Assets on the consolidated balance sheets, and are reported at estimated fair value.

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

Nonperforming assets are comprised of the following: loans for which the Bank is no longer accruing interest; restructured loans that are more than 90 days past due; loans 90 days or more past due and still accruing interest (although they are generally placed on non-accrual when they become 90 days past due, unless they are both well-secured and in the process of revision or collection); and other real estate owned (“OREO”) that is acquired through foreclosures. Management’s classification of a loan as “non-accrual” is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan. At that point, the Bank stops accruing interest income, and reverses any uncollected interest that had previously been accrued. These loans may or may not be collateralized, and collection efforts are pursued. The Bank begins recognizing interest income again only as cash interest payments are received and it has been determined that the collection of all outstanding principal is no longer in doubt. Loans may be restructured by management when a borrower has experienced some change in financial status causing an inability to meet the original repayment terms and where the Bank believes the borrower will eventually overcome those circumstances and make full repayment. OREO consists of properties acquired by foreclosure or similar means that management is offering or will offer for sale. Total OREO, net of OREO reserves, was $2.7 million at December 31, 2016, compared to $3.3 million at December 31, 2015.

Nonperforming Assets

The following table provides information about nonperforming assets by asset type as of December 31, 2016 and 2015:

	December 31,
	2016	2015
	(Dollars in Thousands)
Nonperforming Assets:
Non-accrual Loans past due 30 days or more	$4,927	$9,195
Loans past due 90 days or more still accruing	1,882	1,631
Restructured Loans past due 30 days – not included above	-	-
Other Real Estate Owned, gross	2,746	3,460
Total Nonperforming Assets	$9,555	$14,286

The following table provides information about nonperforming loans by loan type:

	December 31,
	2016	2015
	(Dollars in Thousands)
Nonperforming Loans:
Commercial:
Commercial & Industrial	$119	$206
Commercial Mortgage	691	4,105
Commercial Construction	-	-
Commercial Agriculture	-	-
Total Commercial	810	4,311
Consumer:
Residential Mortgage	4,088	4,956
Home Equity	-	-
Automobile	104	59
Other Consumer	1,807	1,500
Total Consumer	5,999	6,515
Total Nonperforming Loans	$6,809	$10,826

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

The Bank’s allowance for loan losses increased by $1.3 million to $15.4 million during 2016 from $14.2 million at the end of 2015. The increase in the allowance for loan losses in 2016 was based primarily on growth in our loan portfolio and management’s periodic reevaluation of its inherent risk. The Bank had $5.6 million in charge-offs in 2016, which were partially offset by loan recoveries of $3.0 million.

Net loans charged-off includes the realization of losses in the portfolio that were partially recognized previously through provisions for loan losses and write-downs of loan principal valuations. Net charge-offs were $2.6 million in 2016, 8.3% lower than the net charge-offs of $2.9 million in 2015. The 2016 net charge-offs were lower primarily due to a principal recovery received from the payoff of one classified commercial loan, including a portion of the loan that had previously been written down. Historical net loan charge-offs are not necessarily indicative of the amount of net charge-offs that the Bank will realize in the future.

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

The following table summarizes the distribution of deposits for the periods indicated:

	December 31,
	2016	2015
	(Dollars in Thousands)
Non-interest bearing deposits	$469,451	$413,662
Interest bearing deposits:
Demand deposits	346,922	167,227
Regular savings	669,957	610,324
Time deposits:
$100,000 or more	43,757	37,012
Less than $100,000	14,325	14,073
Other interest bearing deposits	234,258	180,373
Total interest bearing deposits	1,309,219	1,009,009
Total Deposits	$1,778,670	$1,422,671

The Bank gathers deposits from among the communities it serves. The Bank’s business is not generally seasonal in nature, and the Bank is not primarily dependent upon funds from sources outside the United States of America, but approximately 24.3% of its deposit base at December 31, 2016, is acquired in the Micronesian islands that are politically organized in free association with the United States and use the U.S. dollar as their currency. At December 31, 2016 and 2015, 34.1% and 30.4% of deposits were from domestic and foreign government sources.

Non-interest and low interest-bearing demand deposits increased by $235.5 million, or 40.5%, to $816.4 million at December 31, 2016, compared to $580.9 million at December 31, 2015.

As mentioned earlier, the Bank has expanded its operations and its branch network since it first opened in 1972, first in Guam, then in the other islands of our region and in San Francisco, California. As time has passed, the Bank has gathered market share in each of the islands. In recent years, in order to diversify its geographic market, the Bank has increased its focus on growth in the San Francisco area. The following table provides figures for deposits in the Bank’s administrative regions for the years ending December 31, 2014, 2015 and 2016:

	At December 31,
	2014	2015	2016
Guam	$792,378	$824,661	$975,526
Commonwealth of the Northern Mariana Islands	$230,654	$234,336	$319,895
The Freely Associated States of Micronesia *	$285,509	$314,603	$431,865
California	$46,973	$49,071	$51,384
Total	$1,355,514	$1,422,671	$1,778,670

*	The Freely Associated States are comprised of the Federated States of Micronesia (Chuuk, Kosrae, Pohnpei and Yap), the Republic of Palau and the Republic of the Marshall Islands.

During 2016, deposits increased by a total of $356.0 million, of which $150.9 million, or 42.4%, was in the Bank’s Guam branches and $117.3 million, or 32.9%, was in our Freely Associated States branches. Deposits increased in our CNMI branches by $85.6 million. Overall, the Bank’s deposit base increased by 25.0% during 2016, after rising by 5.0% during 2015.  Deposits increased in the California region by 4.7% in the year ended December 31, 2016, after increasing by 4.5% the previous year as a continuation of gradual, moderate growth in that market. The California region contributed 0.6% of total Bank deposit growth during 2016, after having contributed 3.1% of total Bank deposit growth during 2015.

Deposit Maturity Distribution

At December 31, 2016, the scheduled maturities of time deposits were as follows:

Years ending December 31,
2017	$53,673
2018	1,208
2019	866
2020	1,279
2021 and thereafter	1,056
Total	$58,082

The Bank provides and services government and business deposit accounts that are frequently more than $100,000 in average balance per account. The account activity for some account types and client types necessitates appropriate liquidity management practices by the Bank to ensure its ability to fund withdrawals.

Off-Balance Sheet Arrangements

In the normal course of business, the Bank makes commitments to extend credit to its customers as long as there are no violations of any conditions established in the associated contractual arrangements. These commitments are obligations that represent a potential credit risk to the Bank, yet are not reflected in any form within the Company’s consolidated balance sheets other than in a modest contingency reserve against those commitments. Total unused commitments to extend credit were $152.6 million at December 31, 2016, as compared to $153.4 million at December 31, 2015. Unused commitments represented 13.0% and 14.3% of outstanding gross loans at December 31, 2016 and 2015, respectively.

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

The following table presents the Bank’s commitments to extend credit for the periods indicated:

	December 31,
	2016	2015
Commitments to extend credit	$152,585	$153,412
Letters of credit:
Standby letters of credit	$52,396	$49,256
Commercial letters of credit	3,045	6,546
Total	$55,441	$55,802

Contractual Obligations

The Bank utilizes facilities, equipment and land under various operating leases with original terms ranging from 1 to 99 years. Some of these leases include scheduled rent increases. The total amount of the rent is being expensed on the straight-line method over the lease terms. The Bank has recorded a deferred obligation of $926 thousand and $874 thousand as of December 31, 2016 and 2015, respectively, which has been included within other liabilities, to reflect the excess of rent expense over cash paid on the leases.

At December 31, 2016, annual lease commitments under the above noncancelable operating leases were as follows:

Years ending December 31,
2017	$1,889
2018	1,528
2019	1,337
2020	1,190
2021 and Thereafter	21,385
Total	$27,329

The Bank leases certain facilities from two separate entities in which two of its directors have separate ownership interests. Lease payments made to these entities during the years ended December 31, 2016, 2015 and 2014 approximated $379 thousand, $370 thousand and $370 thousand, respectively.

Additionally, the Bank leases office space to third parties, with original lease terms ranging from 3 to 5 years and option periods ranging up to 15 years. At December 31, 2016, minimum future rents to be received under non-cancelable operating sublease agreements were $44 thousand, $29 thousand, $20 and $13 for the years ending December 31, 2017, 2018, 2019 and 2020, respectively. Although it is possible that one or more of these leases will be renewed, there is no certainty upon which to base an estimate.

A summary of rental activities for years ended December 31, 2016, 2015 and 2014, is as follows:

	For the Years Ended December 31,
	2016	2015	2014
Rent expense	$2,673	$2,480	$2,472
Less: sublease rentals	291	274	273
Net rent expense	$2,382	$2,206	$2,199

Liquidity and Asset/Liability Management

Liquidity refers to the Bank’s ability to maintain cash flows sufficient to fund operations and to meet obligations and other commitments in a timely and cost-effective fashion. At various times the Bank requires funds to meet short-term cash requirements brought about by loan growth or deposit outflows, the purchase of assets, or liability repayments. The Bank’s large base of core deposits is an integral part of its ability to manage its liquidity position appropriately. These core deposits are generated by offering traditional banking services in its service areas and have, historically, been a stable source of funds. To manage liquidity needs properly, cash inflows must be timed to coincide with anticipated outflows, or other sufficient liquid resources must be available to meet varying demands. The Bank manages cash and investment securities in order to be able to meet unexpected, sudden changes in levels of its assets or deposit liabilities without maintaining excessive amounts of balance sheet liquidity. Excess balance sheet liquidity can negatively impact the Bank’s interest margin. In order to meet short-term liquidity needs, the Bank may utilize overnight Federal Funds purchases and other borrowing arrangements with correspondent banks, and use interest rate pricing to attract new deposits from local sources; it also maintains collateralized lines of credit with the FHLB and the FRB. In addition, the Bank can obtain cash for temporary needs by selling securities that it classifies as Available-for-Sale.

At December 31, 2016, the Bank had an increase in gross loans of $105.4 million from December 31, 2015, funded by the $356.0 million increase in its deposit base. One of the measures of liquidity is our loan-to-deposit ratio, based upon gross loans, which decreased to 66.1% at December 31, 2016, compared to 75.3% at December 31, 2015. Each calendar quarter, the Bank performs a six-month cash flow analysis to ensure that it will have sufficient liquidity to meet all of its potential cash obligations under a worst-case scenario, and maintains excess liquidity under those hypothetical conditions.

FHLB, FRB and Other Borrowings and Available Lines of Credit

The Bank has off-balance sheet liquidity in the form of Federal Funds purchase arrangements with correspondent banks, as well as collateralized borrowing arrangements with the FHLB and the FRB. The Bank can borrow from the FHLB on a short-term (typically overnight) or long-term (more than one year) basis. At December 31, 2016, the Bank had no long-term borrowings. The Bank had an available line of credit of $116.6 million with the FHLB of Des Moines at December 31, 2016.

The Bank can also borrow from the FRB’s discount window. It had $27.0 million of investment securities pledged to the FRB San Francisco as collateral on an available line of credit of $25.6 million at December 31, 2016, none of which credit was outstanding.

At December 31, 2016, the Bank had arrangements for Federal Funds purchases of up to $17.0 million from three of its U.S. correspondent financial institutions. The Bank had no Federal Funds purchases outstanding at December 31, 2016 and 2015.

At December 31, 2016, the Company had no other borrowed funds.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). The common equity Tier 1 capital to risk-weighted assets ratio was newly required effective January 1, 2015. Management believes, as of December 31, 2016 and 2015, that the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2016, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of December 31, 2016 and 2015, are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2016:
Total capital (to Risk Weighted Assets)	$144,827	12.610%	$99,023	8.625%	$114,809	10.000%
Tier 1 capital (to Risk Weighted Assets)	$130,463	11.360%	$76,061	6.625%	$91,847	8.000%
Tier 1 capital (to Average Assets)	$130,463	7.060%	$73,937	4.000%	$92,421	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$125,463	10.930%	$58,839	5.125%	$74,626	6.500%

At December 31, 2015:
Total capital (to Risk Weighted Assets)	$128,119	12.452%	$82,315	8.000%	$102,893	10.000%
Tier 1 capital (to Risk Weighted Assets)	$115,242	11.200%	$61,736	6.000%	$82,315	8.000%
Tier 1 capital (to Average Assets)	$115,242	7.404%	$62,256	4.000%	$77,820	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$115,242	11.200%	$46,302	4.500%	$66,881	6.500%

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

The following table sets forth the estimated changes in the Bank’s net interest income that would result from the designated instantaneous parallel shifts in interest rates noted, as of December 31, 2016. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. (Please note that, in the current interest rate environment, the reductions in rates presented in the analysis are unlikely to occur.)

	Increase/(Decrease) in Estimated Net Interest Income
	Amount	Percent
	(Dollars in thousands)
Change in Interest Rates (basis points)
+400	$27,121	35.85%
+300	$20,317	26.86%
+200	$13,386	17.69%
+100	$6,241	8.25%
± 0	$-	0.00%
-100	$(2,488)	-3.29%
-200	$(3,858)	-5.10%
-300	$(4,329)	-5.72%
-400	$(4,528)	-5.98%

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

Fair Value of Securities

In accordance with GAAP, the Bank revalues the Available-for-Sale component of its investment portfolio on a quarterly basis, and records any unrealized gain or loss as an adjustment to other comprehensive income in its equity accounts. Held-to-Maturity securities are recorded at their amortized book value. The Bank also evaluates whether any of its security holdings are Other Than Temporarily Impaired (“OTTI”), but has determined that, as of December 31, 2016, none of its securities are deemed to be OTTI.

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

As a financial institution, the Bank’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of the Bank’s assets and liabilities and the market value of all interest-earning assets, other than those which have a short term to maturity. Based upon the nature of the Bank’s operations, the Bank is not subject to significant direct foreign exchange or commodity price risks. The Bank has no market risk sensitive instruments, or any other financial instruments, that are held for trading purposes. As of December 31, 2016, the Bank did not use interest rate derivatives to hedge its interest rate risk.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of December 31, 2016, of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on such evaluation, and with such changes implemented, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management’s Assessment of Internal Control Over Financial Reporting

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design and the testing of the operational effectiveness of the Company’s internal control over financial reporting. Based upon this assessment, management believes that, as of December 31, 2016, there was no control deficiency or aggregation of deficiencies that constituted a material weakness, and that BankGuam Holding Company maintained effective internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to General Instruction G(3) of Form 10-K, the information required by this Item 10 is incorporated by reference from the information contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2017 Annual Meeting of Stockholders (the “2017 Proxy Statement”) under the sections entitled “Board of Directors – Nominees for Directors,” “Executive Compensation – Executive Officers,” “Board of Directors – Committees, Membership and Meetings,” “Corporate Governance – Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference from the information contained in our 2017 Proxy Statement under the sections entitled “Board of Directors – Committees, Membership and Meetings,” “Board of Directors – Director Compensation” and “Executive Compensation.”

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference from the information contained in our 2017 Proxy Statement under the sections entitled “Beneficial Ownership of Common Stock” and “Executive Compensation – Equity Compensation Plan Information.”

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item 13 is incorporated by reference from the information contained in our 2017 Proxy Statement under the sections entitled “Corporate Governance – Director Independence” and “Transactions with Related Persons.”

ITEM 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference from the information contained in our 2017 Proxy Statement under the section entitled “Ratification of Selection of Independent Registered Public Accounting Firm.”

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

BANKGUAM HOLDING COMPANY

	BY:	/s/ LOURDES A. LEON GUERRERO
Lourdes A. Leon Guerrero
DATE: March 14, 2017		President and Chief Executive Officer

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Name	Title	Date
/s/ LOURDES A. LEON GUERRERO Lourdes A. Leon Guerrero	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2017

/s/ FRANCISCO M. ATALIG Francisco M. Atalig	Chief Financial Officer (Principal Financial Officer)	March 14, 2017

/s/ SYMON A. MADRAZO Symon A. Madrazo	Controller (Controller)	March 14, 2017

/s/ WILLIAM D. LEON GUERRERO William D. Leon Guerrero	Vice Chair of the Board, Executive Vice President, Chief Operating Officer and Director	March 14, 2017

/s/ ROGER P. CROUTHAMEL Roger P. Crouthamel	Corporate Secretary and Director	March 14, 2017

Not available to sign Martin D. Leon Guerrero	Treasurer, Assistant Corporate Secretary and Director	March 14, 2017

/s/ PATRICIA P. ADA Patricia P. Ada	Director	March 14, 2017

Not available to sign Frances L.G. Borja	Director	March 14, 2017

/s/ Keven F. CAMACHO Keven F. Camacho	Director	March 14, 2017

/s/ JOAQUIN P.L.G. COOK Joaquin P.L.G. Cook	Director	March 14, 2017

/s/ JOSEPH CRISOSTOMO Joseph Crisostomo	Director	March 14, 2017

/s/ Mark J. SABLAN Mark J. Sablan	Director	March 14, 2017

/s/ JOE T. SAN AGUSTIN Joe T. San Agustin	Director	March 14, 2017

BANKGUAM HOLDING COMPANY

INDEX OF EXHIBITS

Exhibit No.	Exhibit Description	Incorporated By Reference
		Form	Exhibit	Filing Date	Filed Herewith

23.01	Consent of Independent Registered Public Accounting Firm				X

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Lourdes A. Leon Guerrero				X

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Francisco M. Atalig				X

32.01	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act				X

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of December 31, 2016 and 2015, (ii) Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014; (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements

X

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

BankGuam Holding Company

We have audited the accompanying consolidated statements of financial condition of BankGuam Holding Company and subsidiary (collectively, the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Squar Milner LLP

Newport Beach, California March 14, 2017

BankGuam Holding Company

Consolidated Statements of Financial Condition

(Dollar and Share Amounts in Thousands, Except Par Value)

	December 31,
	2016	2015
ASSETS
Cash and due from banks	$25,738	$28,536
Interest bearing deposits in banks	150,913	72,263
Total cash and cash equivalents	176,651	100,799
Restricted cash	400	400
Investment in unconsolidated subsidiary	3,025	-
Investment securities available-for-sale, at fair value	419,880	227,535
Investment securities held-to-maturity, at amortized cost	96,167	100,519
Federal Home Loan Bank stock, at cost	1,855	1,762
Loans, net of allowance for loan losses ($15,435 and $14,159, respectively)	1,158,045	1,054,250
Accrued interest receivable	4,758	4,098
Premises and equipment, net	17,825	17,876
Other assets	42,946	37,045
Total assets	$1,921,552	$1,544,284

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$469,451	$413,662
Interest bearing	1,309,219	1,009,009
Total deposits	1,778,670	1,422,671
Accrued interest payable	122	113
Other liabilities	10,558	9,358
Total liabilities	1,789,350	1,432,142
Commitments and contingencies (Note 16)

Stockholders’ equity:
Common stock $0.2083 par value; 48,000 shares authorized; 9,300 and 9,273 shares issued and 9,268 and 9,241 shares outstanding at 12/31/16 and 12/31/15, respectively	1,938	1,933
Preferred stock $100.00 par value; 300 shares authorized; 9.8 shares issued and outstanding at December 31, 2016	980	-
Additional paid-in capital, Common stock	19,917	19,659
Additional paid-in capital, Preferred stock	8,803	-
Retained earnings	104,626	94,823
Accumulated other comprehensive loss	(3,772)	(3,983)
Common stock in treasury, at cost (32 shares)	(290)	(290)
Total stockholders’ equity	132,202	112,142
Total liabilities and stockholders’ equity	$1,921,552	$1,544,284

The accompanying notes are an integral part of the consolidated financial statements.

BankGuam Holding Company

Consolidated Statements of Income

(Dollar and Share Amounts in Thousands, Except Par Value)

	Years Ended December 31,
	2016	2015	2014
Interest income:
Loans	$69,914	$65,061	$60,936
Investment securities	5,142	4,580	5,335
Deposits with banks	493	162	201
Federal Funds sold	-	2	6
Total interest income	75,549	69,805	66,478
Interest expense:
Savings deposits	1,836	1,731	3,556
Time deposits	142	163	204
Other borrowed funds	165	-	-
Total interest expense	2,143	1,894	3,760
Net interest income	73,406	67,911	62,718
Provision for loan losses	3,900	4,500	4,540
Net interest income, after provision for loan losses	69,506	63,411	58,178
Non-interest income:
Service charges and fees	5,824	4,913	4,557
Investment securities gains, net (reclassified from other comprehensive income)	401	76	471
Income from merchant services	2,108	903	1,334
Cardholders income	1,754	1,888	1,322
Trustee fees	911	583	492
Other income	2,894	2,629	2,637
Total non-interest income	13,892	10,992	10,813
Non-interest expense:
Salaries and employee benefits	31,618	28,473	26,133
Occupancy	6,329	6,554	6,966
Equipment and depreciation	7,382	6,575	6,349
Insurance	1,625	1,680	1,678
Telecommunications	1,647	1,527	1,488
FDIC assessment	1,325	1,259	1,220
Professional services	1,999	1,757	1,748
Contract services	1,607	1,825	1,694
Other real estate owned	133	397	297
Stationery and supplies	926	747	826
Training and education	1,025	1,046	736
General, administrative and other	8,513	7,207	6,540
Total non-interest expense	64,129	59,047	55,675
Income before income taxes	19,269	15,356	13,316
Income tax expense	5,716	4,066	3,756
Net income	13,553	11,290	9,560
Preferred stock dividend	(49)	-	-
Net income attributable to common stockholders	$13,504	$11,290	$9,560
Earnings per common share:
Basic	$1.46	$1.25	$1.08
Diluted	$1.46	$1.25	$1.08
Dividends declared per common share	$0.40	$0.40	$0.45
Basic weighted average common shares	9,251	9,017	8,818
Diluted weighted average common shares	9,251	9,017	8,818

The accompanying notes are an integral part of the consolidated financial statements.

BankGuam Holding Company

Consolidated Statements of Comprehensive Income

(Dollar Amounts in Thousands)

	Years Ended December 31,
	2016	2015	2014
Net income	$13,553	$11,290	$9,560
Other comprehensive income (loss), net of tax effects:
Unrealized holding (loss) gain on available-for-sale securities arising during the period	169	(1,192)	1,347
Reclassification for gain realized on available-for-sale securities	(401)	(76)	(471)
Amortization of unrealized holding loss on held-to-maturity securities during the period	443	489	620
Total other comprehensive (loss) income	211	(779)	1,496
Total comprehensive income	$13,764	$10,511	$11,056

The accompanying notes are an integral part of the consolidated financial statements.

BankGuam Holding Company

Consolidated Statements of Stockholders’ Equity

(Dollar Amounts in Thousands, except Number of Shares)

	Number of Common Shares	Common Stock	Preferred Stock	Paid-in Capital - Common	Paid-in Capital - Preferred	Accumulated Other Comprehensive Income/(loss)	Retained Earnings	Treasury Stock	Total
Balances, January 1, 2014	8,802,115	$1,840	$-	$15,435	$-	$(4,700)	$81,570	$(290)	$93,855
Comprehensive income:
Net income	-	-	-	-	-	-	9,560	-	9,560
Change in accumulated other comprehensive income:
Unrealized gain on available- for-sale securities	-	-	-	-	-	1,496	-	-	1,496
Issuance of Restricted Stock	105,820	21	-	978	-	-	-	-	999
Common stock issued under Employee Stock Purchase Plan	20,713	6	-	243	-	-	-	-	249
Cash dividends on common stock	-	-	-	-	-	-	(3,976)	-	(3,976)
Balances, December 31, 2014	8,928,648	$1,867	$-	$16,656	$-	$(3,204)	$87,154	$(290)	$102,183
Comprehensive income:
Net income	-	-	-	-	-	-	11,290	-	11,290
Change in accumulated other comprehensive income:
Unrealized loss on available- for-sale securities	-	-	-	-	-	(779)	-	-	(779)
Issuance of Restricted Stock	289,303	61	-	2,789	-				2,850
Common stock issued under Employee Stock Purchase Plan	22,936	5	-	214	-	-	-	-	219
Cash dividends on common stock	-	-	-	-	-	-	(3,621)	-	(3,621)
Balances, December 31, 2015	9,240,887	$1,933	$-	$19,659	$-	$(3,983)	$94,823	$(290)	$112,142
Comprehensive income:
Net income	-	-	-	-	-	-	13,553	-	13,553
Change in accumulated other comprehensive income:
Unrealized gain on available- for-sale securities	-	-	-	-	-	211	-	-	211
Common stock issued under Employee Stock Purchase Plan	26,909	5	-	258	-	-	-	-	263
Preferred stock issued	-	-	980	-	8,803	-	-	-	9,783
Cash dividends on common stock	-	-	-	-	-	-	(3,701)	-	(3,701)
Cash dividends on preferred stock	-	-	-	-	-	-	(49)	-	(49)
Balances, December31, 2016	9,267,796	$1,938	$980	$19,917	$8,803	$(3,772)	$104,626	$(290)	$132,202

The accompanying notes are an integral part of the consolidated financial statements.

BankGuam Holding Company

Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	13,553	$11,290	$9,560
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,900	4,500	4,540
Depreciation	3,397	3,563	3,450
Amortization of fees, discounts and premiums	1,470	1,577	2,171
Write-down and loss on sales of other real estate owned, net	24	237	119
Proceeds from sales of mortgage loans held for sale	18,614	19,869	22,834
Origination of mortgage loans held for sale	(18,614)	(19,869)	(22,834)
Increase in mortgage servicing rights	(65)	(57)	(51)
Realized gain on sale of available-for-sale securities	(401)	(76)	(352)
Realized gain on sale of held-to-maturity securities	-	-	(118)
Realized (gain) loss on sale of premises and equipment	(18)	(16)	7
Net change in operating assets and liabilities:
Accrued interest receivable	(659)	(334)	249
Other assets	(7,643)	(6,459)	(4,457)
Accrued interest payable	9	(21)	(30)
Other liabilities	1,200	1,450	2,370
Net cash provided by operating activities	14,767	15,654	17,458
Cash flows from investing activities:
Acquisition of an unconsolidated subsidiary	(3,075)	-	-
Dividends received from unconsolidated subsidiary	50	-	-
Purchases of available-for-sale securities	(261,992)	(175,619)	(242,463)
Purchases of held-to-maturity securities	(4,036)	(4,502)	(33,704)
Proceeds from sales of available-for-sale securities	39,951	157,355	92,803
Proceeds from sales of held-to-maturity securities	-	-	3,335
Maturities, prepayments and calls of available-for-sale securities	28,839	19,029	101,419
Maturities, prepayments and calls of held-to-maturity securities	8,389	9,240	14,391
Loan originations and principal collections, net	(107,430)	(91,435)	(110,285)
Proceeds from sales of other real estate owned	1,517	1,095	830
Proceeds from sales of premises and equipment	18	16	-
Purchases of premises and equipment	(3,347)	(2,852)	(3,795)
Net cash used in investing activities	(301,116)	(87,673)	(177,469)
Cash flows from financing activities:
Net increase in deposits	355,999	67,157	172,069
(Costs of) proceeds from FHLB stock (purchase) redemption	(93)	305	31
Proceeds from issuance of common stock	263	3,069	1,218
Proceeds from issuance of preferred stock	9,783	-	-
Dividends paid	(3,751)	(3,621)	(3,976)
Net cash provided by financing activities	362,201	66,910	169,342
Net change in cash and cash equivalents	75,852	(5,109)	9,325
Cash and cash equivalents at beginning of the year	100,799	105,908	96,583
Cash and cash equivalents at end of the year	$176,651	$100,799	$105,908
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,971	$1,106	$3,760
Income taxes	7,040	6,230	3,488
Supplemental disclosure of noncash investing and financing activities:
Net change in unrealized loss on held-to-maturity securities, net of tax	445	489	620
Net change in unrealized (gain) loss on available-for-sale securities, net of tax	(234)	(1,268)	876
Other real estate owned transferred from loans, net	821	377	922
Other real estate owned transferred to loans, net	(197)	(456)	(158)

The accompanying notes are an integral part of the consolidated financial statements.

BankGuam Holding Company

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Note 1 – Nature of Business

Organization

The accompanying condensed consolidated financial statements include the accounts of BankGuam Holding Company (“Company”) and its wholly-owned subsidiaries, Bank of Guam (“Bank”) and BankGuam Investment and Insurance Services (“BGIIS”). The Company is a Guam corporation organized on October 29, 2010, to act as the holding company of the Bank, a Guam banking corporation, a 23-branch bank serving the communities in Guam, the Commonwealth of the Northern Mariana Islands (CNMI), the Federated States of Micronesia (FSM), the Republic of the Marshall Islands (RMI), the Republic of Palau (ROP), and San Francisco, California. BankGuam Investment and Insurance Services was incorporated in Guam in 2015 and initially capitalized during the first quarter of 2016. During July 2016, the Company executed an agreement to purchase 25% of ASC Trust Corporation.

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

For ease of reference we will sometimes refer to the Company hereinafter as “we”, “us” or “our.”

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in effect in the United States (“GAAP”), on a basis consistent with prior periods. Certain prior period amounts have been reclassified to conform to current year presentation.

The consolidated financial statements include the accounts of BankGuam Holding Company, the Bank BGIIS, and the Bank’s wholly owned subsidiaries, BankGuam Properties, Inc. and BankGuam Insurance Underwriters, Ltd. All significant intercompany and inter-branch balances and transactions have been eliminated in consolidation.

The Company evaluates other entities to determine whether they are variable interest entities (“VIEs”). A VIE is a company in which equity investors do not have the characteristics of a controlling financial interest or where the entity does not have enough equity at risk to finance its activities without additional subordinated financial support from other parties. A variable interest in a VIE can arise from contractual, ownership or other monetary interests in the entity, which change with fluctuations in the fair value of the entity’s net assets. The Company would consolidate a VIE if it is the primary beneficiary. A primary beneficiary is the entity which holds both the power to direct the activities that most significantly impact the VIE and a variable interest that potentially could be significant to the VIE. The Company does not consolidate any VIEs.

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

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand and balances due from banks, Federal Funds sold, cash items in transit and interest bearing deposits with other banks. The Bank is required by the Federal Reserve System to maintain cash reserves against certain of its deposit accounts. At December 31, 2016 and 2015, the required combined reserves totaled approximately $35.9 million and $25.6 million, respectively.

Restricted Cash

Interest-bearing deposits in banks that mature within one year are carried at cost. $150 thousand of these deposits are held jointly under the names of Bank of Guam and the Guam Insurance Commissioner, and serve as a bond for the Bank of Guam Trust Department, and $250 thousand of these deposits are held under the Bank of Guam and are pledged for the Banker’s Loan Processing (BLP) program.

Investment Securities

Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held-to-maturity,” and are recorded at amortized cost. Securities not classified as held-to-maturity, including equity securities with readily determinable fair value, are classified as “available-for-sale” and are recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. The Bank does not hold securities for trading purposes.

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

Loans Held for Investment

Loans held for investment generally are reported at their outstanding unpaid principal balances, adjusted for charge-offs, an allowance for loan losses, and any deferred fees or costs on originated loans, as well as unamortized premiums or discounts on purchased loans, except for certain purchased loans that fall under the scope of Accounting Standards Codification (ASC) Topic 310-30, “Accounting for Loans and Debt Securities Acquired with Deteriorated Credit Quality”.

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

Allowance for Loan Losses, Impaired Loans and Troubled Debt Restructurings

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

The allowance for credit losses is management’s estimate of credit losses inherent in the loan portfolio at the balance sheet date. The Company has established a process to determine the appropriateness of the allowance for credit losses that assesses the losses inherent in the loan portfolio. The Company develops and documents its allowance methodology at the portfolio segment level – commercial loan portfolio and consumer loan portfolio. While portions of the allowance are attributable to the respective commercial and consumer portfolio segments, the entire allowance is available to absorb credit losses inherent in the total loan portfolio.

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

In situations where, for economic or legal reasons related to a borrower’s financial difficulties, the Bank will grant a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a troubled debt restructuring (TDR). These modified terms may include rate reductions, principal forgiveness, term extensions, payment forbearance and other actions intended to minimize economic loss and to avoid foreclosure or repossession of the collateral, if applicable. For modifications where principal is forgiven, the entire amount of such principal forgiveness is immediately charged off. Loans classified as TDRs, including loans in trial payment periods (trial modifications), are considered impaired loans. Other than resolutions such as foreclosures, the Bank may remove loans held for investment from TDR classification, but only if they have been refinanced or restructured at market terms and qualify as a new loan.

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

During the years ended December 31, 2016, 2015 and 2014, the Bank originated and sold approximately $18.6 million, $19.9 million and $22.8 million, respectively, of the above mentioned loans.

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

Goodwill

Goodwill is recorded in business combinations under the purchase method of accounting when the purchase price is greater than the fair value of net assets, including identifiable intangible assets. The Bank will assess goodwill for impairment at a reporting unit level on an annual basis or more frequently in certain circumstances. The Bank has the option of performing a qualitative assessment of goodwill, or to bypass the qualitative test and proceed directly to a quantitative test. If the Bank performs a qualitative assessment of goodwill to test for impairment and conclude it is more likely than not that a reporting unit’s fair value is greater than its carrying amount, quantitative tests are not required. However, if it is determined it is more likely than not that a reporting unit’s fair value is less than its carrying amount, then the Bank completes a quantitative assessment to determine if there is goodwill impairment. The Bank can apply various quantitative valuation methodologies, including discounted cash flow and earnings multiple approaches, to determine the estimated fair value, which is compared to the carrying value of each reporting unit. If the fair value is less than the carrying amount, an additional test is required to measure the amount of impairment. Based on the Bank’s more recent evaluation, no goodwill impairment was recorded.

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

Uncertain tax positions that meet the more likely than not recognition threshold are measured to determine the amount of benefit to recognize. An uncertain tax position is measured at the largest amount of benefit that management believes has a greater than 50% likelihood of realization upon settlement. The Company recognizes interest and penalties on income taxes as a component of income tax expense.

Earnings Per Common Share

Basic earnings per share represent income available to common stockholders (after deducting dividends on preferred stock) divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may have been issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method.

Fair Value of Financial Instruments/Fair Value Option

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 19. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect these estimates. In addition, the fair value option provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments and written loan commitments not previously carried at fair value. The Company and the Bank have elected the fair value option for its mortgage servicing rights. The election was made to better reflect the underlying economics and to mitigate operational complexities in risk management activities.

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

Note 3 – Recent Accounting Pronouncements

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”, to simplify the presentation of deferred income taxes. This update to Topic 740 require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial condition and will align the presentation of deferred income taxes and liabilities with International Financial Reporting Standards (IFRS). We adopted this update on January 1, 2016, and it did not have a material effect on our consolidated financial condition or results of operations.

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”, to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information and to address certain aspects of the recognition, measurement, presentation and disclosure of the fair value, including impairment assessments, of financial instruments. We are currently evaluating the impact of ASU 2016-01 on our consolidated financial statements which is effective beginning January 1, 2018.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, a new Topic intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements on the basis that it is important that users of financial statements have a complete and understandable picture of an entity’s leasing activities. We are currently evaluating the impact of ASU 2016-02 on our consolidated financial statements which is effective beginning January 1, 2019.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326)”, to amend the standards for the measurement of credit losses on financial instruments by replacing the historical incurred loss impairment methodology of determining the level of the allowance for loan and lease losses (ALLL), including losses associated with available-for-sale securities, with a more decision-useful methodology that reflects expected credit losses over the life of a financial instrument based upon historical experience, current conditions, and reasonable and supportable forecasts in determining the ALLL level, as well as the reserve for off-balance-sheet credit exposures. We are currently evaluating the impact of ASU 2016-13 on our consolidated financial statements, which is effective beginning January 1, 2020.

Note 4 – Interest-Bearing Deposits and Restricted Cash

The Company had $151.3 million and $72.7 million in interest bearing deposits, including restricted cash, at other financial institutions at December 31, 2016 and 2015, respectively. The weighted average percentage yields on these deposits were 0.75% and 0.50% at December 31, 2016 and 2015, respectively. Interest bearing deposits with financial institutions can be withdrawn by the Bank on demand, and are considered cash equivalents for purposes of the consolidated statements of financial condition and cash flows.

At December 31, 2016 and 2015, we had $400 thousand of restricted cash, held in time deposits that were scheduled to mature within one year. Of these deposits, $150 thousand are held jointly under the names of Bank of Guam and the Guam Insurance Commissioner, and serve as a bond for the Bank of Guam Trust Department, and $250 thousand are held under the Bank of Guam, and are pledged for Banker’s Loan Processing (BLP) program with Pacific Coast Bankers Bank in California.  The weighted average percentage yields on these restricted cash deposits were 0.67% and 0.37% at December 31, 2016 and 2015, respectively.

Note 5 – Investment Securities

The amortized cost and estimated fair value of investment securities, with gross unrealized gains and losses, was as follows:

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$125,476	$6	$(1,051)	$124,431
U.S. government agency pool securities	238,615	124	(1,613)	237,126
U.S. government agency or GSE mortgage-backed securities	59,049	36	(762)	58,323
Total	$423,140	$166	$(3,426)	$419,880

Securities Held-to-Maturity
U.S. government agency and GSE debt securities	$44,909	$956	$(36)	$45,829
U.S. government agency pool securities	13,591	14	(91)	13,514
U.S. government agency or GSE mortgage-backed securities	37,667	373	(320)	37,720
Total	$96,167	$1,343	$(447)	$97,063

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and GSE debt securities	$107,070	$-	$(1,048)	$106,022
U.S. government agency pool securities	51,808	30	(934)	50,904
U.S. government agency or GSE mortgage-backed securities	71,562	44	(997)	70,609
Total	$230,440	$74	$(2,979)	$227,535

Securities Held-to-Maturity
U.S. government agency and GSE debt securities	$44,638	$1,055	$(116)	$45,577
U.S. government agency pool securities	16,035	31	(47)	16,019
U.S. government agency or GSE mortgage-backed securities	39,846	613	(131)	40,328
Total	$100,519	$1,699	$(294)	$101,924

At December 31, 2016 and 2015, investment securities with a carrying value of $319.5 million and $202.8 million, respectively, were pledged to secure various government deposits and other government requirements.

The amortized cost and fair value of investment securities by contractual maturity at December 31, 2016 and 2015, are shown below.

	December 31, 2016
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Due within one year	$-	$-	$-	$-
Due after one but within five years	131,023	129,943	57,761	58,831
Due after five years but within ten years	44,787	44,627	14,427	14,609
Due after ten years	247,330	245,310	23,979	23,623
Total	$423,140	$419,880	$96,167	$97,063

	December 31, 2015
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Due within one year	$-	$-	$-	$-
Due after one but within five years	111,998	110,954	42,786	43,508
Due after five years but within ten years	11,263	11,116	29,438	30,109
Due after ten years	107,179	105,465	28,295	28,307
Total	$230,440	$227,535	$100,519	$101,924

For the years ended December 31, 2016, 2015 and 2014, proceeds from sales of available-for-sale securities amounted to $40.0 million, $157.4 million and $92.8 million, respectively; gross realized gains were $406 thousand, $249 thousand and $520 thousand, and gross realized losses were $5 thousand, $173 thousand and $50 thousand, respectively; gross unrealized gains were $166 thousand, $74 thousand and $368 thousand, and gross unrealized losses were $3.4 million, $3.0 million and $1.4 million, respectively.

Temporarily Impaired Securities

The following table indicates the gross unrealized losses and fair value of the Bank’s investments, with unrealized losses that are not deemed to be OTTI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2016 and 2015.

	December 31, 2016
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
Securities Available for Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(1,051)	$116,516	$-	$-	$(1,051)	$116,516
U.S. government agency pool securities	(597)	174,370	(1,016)	34,222	(1,613)	208,592
U.S. government agency or GSE mortgage-backed securities	(693)	42,997	(69)	9,225	(762)	52,222
Total	$(2,341)	$333,883	$(1,085)	$43,447	$(3,426)	$377,330

Securities Held to Maturity
U.S. government agency and GSE debt securities	$(36)	$16,052	$-	$-	$(36)	$16,052
U.S. government agency pool securities	(9)	2,748	(82)	10,144	(91)	12,892
U.S. government agency or GSE mortgage-backed securities	(320)	16,990	-	-	(320)	16,990
Total	$(365)	$35,790	$(82)	$10,144	$(447)	$45,934

	December 31, 2015
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
Securities Available for Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(1,048)	$106,022	$-	$-	$(1,048)	$106,022
U.S. government agency pool securities	(51)	12,981	(883)	29,965	(934)	42,946
U.S. government agency or GSE mortgage-backed securities	(864)	52,153	(133)	14,669	(997)	66,822
Total	$(1,963)	$171,156	$(1,016)	$44,634	$(2,979)	$215,790

Securities Held to Maturity
U.S. government agency and GSE debt securities	$(116)	$15,999	$-	$-	$(116)	$15,999
U.S. government agency pool securities	(9)	6,558	(38)	7,832	(47)	14,390
U.S. government agency or GSE mortgage-backed securities	(131)	17,935	-	-	(131)	17,935
Total	$(256)	$40,492	$(38)	$7,832	$(294)	$48,324
The Bank does not believe that the investment securities that were in an unrealized loss position as of December 31, 2016, which comprised a total of 140 securities, were other than temporarily impaired. Specifically, the 140 securities are comprised of the following: 80 Small Business Administration (SBA) Pool securities, 7 mortgage-backed securities issued by Federal National Mortgage Association (FNMA), 5 mortgage-backed security issued by Federal Home Loan Mortgage Corporation (FHLMC), 20 mortgage-backed securities issued by Government National Mortgage Association (GNMA), 7 agency securities issued by Federal Home Loan Bank (FHLB), 1 agency security issued by Federal Farm Credit Banks (FFCB), and  20 U.S. Treasuries.

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

Investment in Unconsolidated Subsidiary

In May 2016, the Company entered into a Stock Purchase Agreement to acquire 25% of ASC Trust Corporation, a Guam trust company. In July 2016, subsequent to the approval of the Federal Reserve Bank of San Francisco in June 2016, the purchase was executed. The Company took on $3.5 million in subordinated debt in connection with the purchase to finance the transaction, which debt has since been retired. The Agreement provides for the acquisition of an additional 20% of the stock of ASC Trust Corporation in April 2019, and another 25% in April 2021, with both future purchases subject to regulatory approval. The Agreement contains customary warranties, representations and indemnification provisions.

Note 6 – Loans

The Bank provides commercial and industrial, commercial mortgage, commercial construction, automobile and other consumer loans in each of the markets it serves. It also offers residential mortgage, home equity and certain U.S. government guaranteed loans in Guam, the Northern Mariana Islands and California.

Outstanding loan balances are presented net of unearned income, net deferred loan fees, and unamortized discount and premium totaling $2.5 million at December 31, 2016.

The loan portfolio consisted of the following at:

	December 31,
	2016		2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial
Commercial & industrial	$248,059	21.1%	$233,351	21.8%
Commercial mortgage	552,272	47.0%	420,049	39.2%
Commercial construction	6,421	0.5%	62,415	5.8%
Commercial agriculture	747	0.1%	-	0.0%
Total commercial	807,499	68.7%	715,815	66.9%
Consumer
Residential mortgage	143,951	12.2%	144,007	13.5%
Home equity	480	0.0%	628	0.1%
Automobile	30,798	2.6%	26,541	2.5%
Other consumer loans[1]	193,279	16.4%	183,597	17.1%
Total consumer	368,508	31.3%	354,773	33.1%
Gross loans	1,176,007	100.0%	1,070,588	100.0%
Deferred fee (income) costs, net	(2,527)		(2,179)
Allowance for loan losses	(15,435)		(14,159)
Loans, net	$1,158,045		$1,054,250
[1]	Comprised of other revolving credit, installment, and overdrafts.

At December 31, 2016, total gross loans increased by $105.4 million, to $1.18 billion, up from $1.07 billion at December 31, 2015. The growth in loans was largely attributed to (i) an increase of $132.2 million in the commercial mortgage category, to $552.3 million from $420.0 million, primarily  due to various large loans originated in the California region  and in Guam, (ii) a $14.7 million increase in the commercial and industrial loan category, to $248.1 million from $233.4 million, based primarily on net additions in San Francisco, Guam and the Marshall Islands, (iii) an increase of $9.7 million in the other consumer loan category, from $183.6 million to $193.3 million, primarily due to consumer loan promotions, (iv) an increase of $4.3 million in automobile loans, from $26.5 million to $30.8 million, primarily due to an expanded automobile loan program, and (iv) the issuance of a commercial agriculture loan in the amount of 747 thousand. These were partially offset by a $56.0 million decrease in commercial construction loans, to $6.4 million from $62.4 million, due primarily to the completion of the construction of a project, when the loan was rolled over into a commercial mortgage.

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

Set forth below is a summary of the Company’s activity in the allowance for loan losses during the years ended:

	December 31,
	2016	2015	2014
	(Dollars in thousands)
Balance, beginning of period	$14,159	$12,526	$12,077
Provision for loan losses	3,900	4,488	4,540
Recoveries on loans previously charged off	3,007	1,402	1,779
Charged off loans	(5,631)	(4,257)	(5,870)
Balance, end of period	$15,435	$14,159	$12,526

The provision for loan losses in the above summary reflects the net amount contributing to the allowance for loan losses, including the $6 thousand assigned to the reserve for off-balance sheet risk. Together, they comprise the $3.9 million provision reported in the Consolidated Statements of Income and the Consolidated Statements of Cash Flows.

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

Set forth below is information regarding gross loan balances and the related allowance for loan losses, by portfolio type, for the years ended December 31, 2016 and 2015.

	Commercial	Residential Mortgages	Consumer	Total
	(Dollars in thousands)
Year Ended December 31, 2016
Allowance for loan losses:
Balance at beginning of period	$6,890	$1,853	$5,416	$14,159
Charge-offs	(276)	(121)	(5,234)	$(5,631)
Recoveries	1,691	6	1,310	$3,007
Provision	294	140	3,466	$3,900
Balance at end of period	$8,599	$1,878	$4,958	$15,435

Allowance balance at end of year related to:
Loans individually evaluated for impairment	$-	$-	$-	$-
Loans collectively evaluated for impairment	$8,599	$1,878	$4,958	$15,435

Loan balances at end of year:
Loans individually evaluated for impairment	$7,749	$6,388	$174	$14,311
Loans collectively evaluated for impairment	799,750	138,043	223,903	1,161,696
Ending Balance	$807,499	$144,431	$224,077	$1,176,007

Year Ended December 31, 2015
Allowance for loan losses:
Balance at beginning of year	$5,538	$1,590	$5,398	$12,526
Charge-offs	(222)	(9)	(4,026)	(4,257)
Recoveries	98	32	1,272	1,402
Provision	1,476	240	2,772	4,488
Balance at end of year	$6,890	$1,853	$5,416	$14,159

Allowance balance at end of year related to:
Loans individually evaluated for impairment	$-	$-	$-	$-
Loans collectively evaluated for impairment	$6,890	$1,853	$5,416	$14,159

Loan balances at end of year:
Loans individually evaluated for impairment	$10,146	$7,303	$122	$17,571
Loans collectively evaluated for impairment	705,669	137,332	210,016	1,053,017
Ending Balance	$715,815	$144,635	$210,138	$1,070,588

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

The following table provides a summary of the delinquency status of the Bank’s gross loans by portfolio type:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans Outstanding
	(Dollars in thousands)
December 31, 2016
Commercial
Commercial & industrial	$610	$269	$119	$998	$247,061	$248,059
Commercial mortgage	-	770	691	1,461	550,811	552,272
Commercial construction	-	-	-	-	6,421	6,421
Commercial agriculture	-	-	-	-	747	747
Total commercial	610	1,039	810	2,459	805,040	807,499

Consumer
Residential mortgage	6,277	3,457	3,211	12,945	131,006	143,951
Home equity	-	102	-	102	378	480
Automobile	1,288	239	104	1,631	29,167	30,798
Other consumer [1]	2,521	1,149	1,771	5,441	187,838	193,279
Total consumer	10,086	4,947	5,086	20,119	348,389	368,508
Total	$10,696	$5,986	$5,896	$22,578	$1,153,429	$1,176,007

December 31, 2015
Commercial
Commercial & industrial	$787	$136	$25	$948	$232,403	$233,351
Commercial mortgage	2,222	-	3,656	5,878	414,171	420,049
Commercial construction	-	-	-	-	62,415	62,415
Commercial agriculture	-	-	-	-	-	-
Total commercial	3,009	136	3,681	6,826	708,989	715,815

Consumer
Residential mortgage	6,660	3,012	3,384	13,056	130,951	144,007
Home equity	7	-	-	7	621	628
Automobile	736	179	59	974	25,567	26,541
Other consumer 1	2,488	1,590	1,481	5,559	178,038	183,597
Total consumer	9,891	4,781	4,924	19,596	335,177	354,773
Total	$12,900	$4,917	$8,605	$26,422	$1,044,166	$1,070,588
[1]	Comprised of other revolving credit, installment, and overdrafts.

The Bank’s outstanding loan balances have increased by $105.4 million over the past year and the delinquency rate of 1.9% at December 31, 2016, was 0.5% lower than the rate at December 31, 2015, as a result of of a gross decrease of $3.8 million in total past due loans. The decrease was primarily attributable to a $4.4 million decline in commercial mortgage delinquencies, partially offset by an increase of  $657 thousand in automobile loans.

Generally, the accrual of interest on a loan is discontinued when principal or interest payments become more than 90 days past due, unless management believes the loan is adequately collateralized and it is in the process of collection. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received, except when the ultimate collectability of principal is probable, in which case interest payments are credited to income. Non-accrual loans may be restored to accrual status when principal and interest become current and full repayment is expected. The following table provides information as of December 31, 2016 and 2015, with respect to loans on non-accrual status, by portfolio type:

	December 31, 2016	December 31, 2015
	(Dollars in thousands)
Non-accrual loans:
Commercial
Commercial & industrial	$1,094	$1,334
Commercial mortgage	6,390	8,744
Commercial construction	-	-
Commercial agriculture	-	-
Total commercial	7,484	10,078

Consumer
Residential mortgage	6,353	7,245
Home equity	35	37
Automobile	-	-
Other consumer [1]	174	123
Total consumer	6,562	7,405
Total non-accrual loans	$14,046	$17,483

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

The Company classifies its loan portfolios using internal credit quality ratings, as discussed above under Allowance for Loan Losses. The following table provides a summary of loans by portfolio type and the Company’s internal credit quality ratings as of December 31, 2016 and 2015.

	December 31,
	2016	2015	Increase (Decrease)
	(Dollars in thousands)
Pass:
Commercial & industrial	$231,553	$221,063	$10,490
Commercial mortgage	538,471	391,957	146,514
Commercial construction	6,422	62,415	(55,993)
Commercial agriculture	747	-	747
Residential mortgage	137,446	136,175	1,271
Home equity	445	591	(146)
Automobile	30,714	26,482	4,232
Other consumer	191,467	182,077	9,390
Total pass loans	$1,137,265	$1,020,760	$116,505

Special Mention:
Commercial & industrial	$14,710	$10,322	$4,388
Commercial mortgage	6,055	17,225	(11,170)
Commercial construction	-	-	-
Commercial agriculture	-	-	-
Residential mortgage	152	306	(154)
Home equity	-	-	-
Automobile	-	-	-
Other consumer	-	-	-
Total special mention loans	$20,917	$27,853	$(6,936)

Substandard:
Commercial & industrial	$1,790	$1,937	$(147)
Commercial mortgage	7,521	10,616	(3,095)
Commercial construction	-	-	-
Commercial agriculture	-	-	-
Residential mortgage	431	477	(46)
Home equity	-	-	-
Automobile	-	-	-
Other consumer	-	-	-
Total substandard loans	$9,742	$13,030	$(3,288)

Formula Classified:
Commercial & industrial	$6	$29	$(23)
Commercial mortgage	224	250	(26)
Commercial construction	-	-	-
Commercial agriculture	-	-	-
Residential mortgage	5,922	7,050	(1,128)
Home equity	35	37	(2)
Automobile	84	59	25
Other consumer	1,812	1,520	292
Total formula classified loans	$8,083	$8,945	$(862)

Doubtful:
Commercial & industrial	$-	$-	$-
Commercial mortgage	-	-	-
Commercial construction	-	-	-
Commercial agriculture	-	-	-
Residential mortgage	-	-	-
Home equity	-	-	-
Automobile	-	-	-
Other consumer	-	-	-
Total doubtful loans	$-	$-	$-
Total outstanding loans, gross	$1,176,007	$1,070,588	$105,419

As the above table indicates, the Company’s total loans approximated $1.18 billion at December 31, 2016, up from $1.07 billion at December 31, 2015. The disaggregation of the portfolio by risk rating in the table reflects the following changes between December 31, 2015, and December 31, 2016:

•

Loans rated “pass” totaled $1.14 billion at December 31, 2016, an increase of $116.5 million from $1.02 billion at December 31, 2015, due primarily to the increases of $146.5 million in commercial mortgage loans, $10.5 million in commercial & industrial loans, $9.4 million in other consumer loans, $4.2 million in automobile loans, $1.3 million in residential mortgages and $747 thousand in commercial agricultural loans.  The other consumer loans increase is due to new bookings and promotional programs, and the increase in automobile loans is the result of greater efforts in originating dealer loans. These increases were partially offset by the decreases of $56.0 million in commercial construction loans, concentrated in Guam.  The decrease on commercial construction loans is due to the completion of the construction of the project, with the loan rolled over into a commercial mortgage.

•

The “special mention” category decreased by $6.9 million to $20.9 million at December 31, 2016. The commercial mortgage loan category decreased to $6.1 million, due to the upgrade of $5.5 million in two loan relationships from “special mention” to “pass” and a $876 thousand downgrade due to one loan relationship from “special mention” to “substandard.” In addition, there was a payoff of loans previously categorized as “special mention” totaling $10.7 million. Special mention commercial & industrial loans increased by $4.4 million, due primarily to the downgrade of a $14.0 million loan relationship from “pass.”

•

Loans classified as “substandard” decreased by $3.3 million, to $9.7 million at December 31, 2016 . Substandard commercial mortgage loans decreased by $3.1 million, to $7.5 million, primarily due to two large loan payoffs totaling $3.1 million.

•

The “formula classified” category decreased by $862 thousand during the period, to $8.1 million, primarily because of the decrease of $1.1 million in residential mortgages due to $545 thousand in loans being paid off, $504 thousand placed in OREO and $219 thousand in the process of foreclosure. These were partly offset by a $292 thousand increase in “formula classified” other consumer loans.

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

The following table sets forth information regarding non-accrual loans and restructured loans, at December 31, 2016 and 2015:

	December 31,
	2016	2015
	(Dollars in thousands)
Impaired loans:
Restructured loans:
Non-accruing restructured loans	$6,589	$8,318
Accruing restructured loans	265	88
Total restructured loans	6,854	8,406
Other non-accruing impaired loans	7,457	9,165
Total impaired loans	$14,311	$17,571

Impaired loans less than 90 days delinquent and included in total impaired loans	$10,206	$10,597

The table below contains additional information with respect to impaired loans, by portfolio type, for the years ended December 31, 2016 and 2015:

	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
December 31, 2016, With no related allowance recorded:
Commercial & industrial	$1,359	$2,993	$1,497	$-
Commercial mortgage	6,390	6,629	7,710	-
Commercial construction	-	-	-	-
Commercial agriculture	-	-	-	-
Residential mortgage	6,353	6,375	6,896	2
Home equity	35	35	36	-
Automobile	-	-	-	-
Other consumer	174	175	142	-
Total impaired loans with no related allowance	$14,311	$16,207	$16,281	$2

December 31, 2016, With an allowance recorded:
Commercial & industrial	$-	$-	$-	$-
Commercial mortgage	-	-	-	-
Commercial construction	-	-	-	-
Commercial agriculture	-	-	-	-
Residential mortgage	-	-	-	-
Home equity	-	-	-	-
Automobile	-	-	-	-
Other consumer	-	-	-	-
Total impaired loans with no related allowance	$-	$-	$-	$-

December 31, 2015, With no related allowance recorded:
Commercial & industrial	$1,402	$3,029	$1,526	$-
Commercial mortgage	8,744	10,508	8,810	-
Commercial construction	-	-	-	-
Commercial agriculture	-	-	-	-
Residential mortgage	7,266	7,283	7,389	-
Home equity	37	-	42	-
Automobile	-	-	-	-
Other consumer	122	123	119	-
Total impaired loans with no related allowance	$17,571	$20,943	$17,886	$-

December 31, 2015, With an allowance recorded:
Commercial & industrial	$-	$-	$-	$-
Commercial mortgage	-	-	-	-
Commercial construction	-	-	-	-
Commercial agriculture	-	-	-	-
Residential mortgage	-	-	-	-
Home equity	-	-	-	-
Automobile	-	-	-	-
Other consumer	-	-	-	-
Total impaired loans with no related allowance	$-	$-	$-	$-

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

Troubled Debt Restructurings

The Bank had $6.9 million of troubled debt restructurings (TDRs) as of December 31, 2016. The restructured loans recorded with the Bank represent financing receivables, modified for the purpose of alleviating temporary impairments to the borrower’s financial condition. The modifications that the Bank has extended to borrowers have come in the form of a change in the amortization terms, a reduction in the interest rate, interest only payments and, in limited cases, a concession to the outstanding loan balance. The workout plans between the borrower and Bank are designed to provide a bridge for the cash flow shortfalls in the near term. As the borrower works through the near term issues, in most cases, the original contractual terms will be reinstated.

At December 31, 2015, the Bank carried $8.4 million of troubled debt restructurings. This decrease of $1.6 million, to $6.9 million at December 31, 2016, is due primarily to four loans being removed from the restructured classification during 2016.

		Pre-Modification Outstanding	Post-Modification Outstanding	Outstanding Balance December 31,
	Number of Loans	Recorded Investment	Recorded Investment	2016	2015
	(Dollars in thousands)
Performing
Residential mortgage	-	$-	$-	$-	$21
Commercial mortgage	1	270	270	265	67
Automobile	-	-	-	-	-
Consumer	-	-	-	-	-
Total Performing	1	270	270	265	88
Nonperforming
Residential mortgage	-	$-	$-	$-	$-
Commercial mortgage	10	10,662	10,653	6,589	8,318
Automobile	-	-	-	-	-
Consumer	-	-	-	-	-
Total Nonperforming	10	$10,662	$10,653	$6,589	$8,318
Total Troubled Debt Restructurings (TDRs)	11	$10,932	$10,923	$6,854	$8,406

Note 7 – Premises and Equipment

A summary of premises and equipment at December 31, 2016 and 2015 follows:

	December 31, 2016
	Cost	Accumulated Depreciation	Net Book Value
Buildings	$27,769	$(18,994)	$8,775
Furniture and equipment	20,929	(14,805)	6,124
Automobiles and mobile facilities	1,318	(744)	574
Leasehold improvements	4,674	(3,573)	1,101
	54,690	(38,116)	16,574
Construction in progress	1,251	-	1,251
	$55,941	$(38,116)	$17,825

	December 31, 2015
	Cost	Accumulated Depreciation	Net Book Value
Buildings	$27,401	$(18,674)	$8,727
Furniture and equipment	21,295	(15,002)	6,293
Automobiles and mobile facilities	1,117	(651)	466
Leasehold improvements	4,153	(3,328)	825
	53,966	(37,655)	16,311
Construction in progress	1,565	-	1,565
	$55,531	$(37,655)	$17,876

For the years ended December 31, 2016, 2015 and 2014, depreciation expense was $3.4 million, $3.6 million and $3.5 million, respectively.

Note 8 – Other Assets

A summary of other assets at December 31, 2016 and 2015 follows:

	At December 31,
	2016	2015
Bank Owned Life Insurance	$18,627	$15,151
Prepaid income tax	1,281	16
Prepaid expenses	5,316	5,113
Other real estate owned, net (Note 9)	2,669	3,323
Deferred tax asset, net (Note 13)	8,097	7,021
Mortgage servicing rights (Note 19)	1,527	1,462
Goodwill	783	783
Other	4,646	4,176
Total other assets	$42,946	$37,045

Note 9 – Other Real Estate Owned

Other real estate owned is presented net of an allowance for losses. A summary of the changes in other real estate owned is as follows:

	2016	2015
Balance at beginning of year	$3,323	$4,454
Additions	821	377
Sales	(1,456)	(1,061)
	2,688	3,770
Write-downs and loss on sale, net	(79)	(310)
Change in valuation allowances	60	(137)
Balance at end of year	$2,669	$3,323

A summary of other real estate owned operations, which are included in non-interest expense, for the years ended December 31, 2016, 2015 and 2014, is as follows:

	2016	2015	2014
Other real estate owned operations, net	$77	$-	$2
Loss on the sale of the other real estate owned	24	271	119
Write-downs	19	39	152
Change in valuation allowances	(60)	137	-
Net losses from other real estate owned operations	$60	$447	$273

Note 10 – Deposits

A summary of deposits at December 31, 2016 and 2015, follows:

	December 31,
	2016	2015
	(Dollars in Thousands)
Non-interest bearing deposits	$469,451	$413,662
Interest bearing deposits:
Demand deposits	346,922	167,227
Regular savings	669,957	610,324
Time deposits:
$100,000 or more	43,757	37,012
Less than $100,000	14,325	14,073
Other interest bearing deposits	234,258	180,373
Total interest bearing deposits	1,309,219	1,009,009
Total Deposits	$1,778,670	$1,422,671

At December 31, 2016, the scheduled maturities of time deposits were as follows:

Years ending December 31,
2017	$53,673
2018	1,208
2019	866
2020	1,279
2021 and thereafter	1,056
Total	$58,082

Note 11 – Borrowings

Federal Home Loan Bank (FHLB) Advances

The Bank has a credit line with the FHLB of Des Moines equal to 35% of total Bank assets. At December 31, 2016 and 2015, the Bank did not have outstanding advances against this credit line under Blanket Agreements for Advances and Security Agreements (“the Agreements”). The Agreements enable the Bank to borrow funds from the FHLB to fund mortgage loan programs and to satisfy certain other funding needs.

Overnight Fed Funds Lines

At December 31, 2016 and 2015, the Bank had $17.0 million in Federal Funds lines of credit available with its correspondent banks. No borrowings were outstanding as of December 31, 2016.

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

The following is a summary of loan transactions with the Board of Directors of the Company and certain of their associated businesses:

	Years Ended December 31,
	2016	2015
	(Dollars in thousands)
Beginning balance	$4,656	$3,875
Undisbursed commitments	2,610	-
New loans granted	3,878	1,300
Principal repayments	(2,312)	(519)
Ending balance of term loans	$8,832	$4,656
Year-end balance of revolving accounts	2,679	1,838
Total term loans and revolving accounts	$11,511	$6,494

In addition, the Bank leases certain facilities from two separate entities in which two of its directors have separate ownership interests. Lease payments made to these entities during the years ended December 31, 2016, 2015 and 2014 approximated $379 thousand, $370 thousand and $370 thousand, respectively.

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

The income tax provision includes the following components:

	For the Years
	2016	2015	2014
Government of Guam tax expense (benefit):
Current	$4,686	$2,168	$2,767
Deferred	(961)	(866)	(416)
Foreign income taxes (including U.S. income taxes)	1,991	2,764	1,405
Total income tax expense	$5,716	$4,066	$3,756

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	2016	2015	2014
Statutory Guam income tax rate	34.00%	34.00%	34.00%
Permanent differences	-4.54%	-7.52%	-6.80%
Other	0.20%	0.00%	1.00%
Total income tax expense	29.66%	26.48%	28.20%

The difference between effective income tax expense and income tax expense computed at the Guam statutory rate was due to nontaxable interest income earned on loans to the Government of Guam for each of the years ended December 31, 2016, 2015 and 2014.

The components of deferred income taxes are as follows:

	2016	2015	2014
Deferred loan origination fees	$(123)	$62	$(50)
Mortgage servicing rights	23	20	18
Loan loss provision	(447)	(575)	(155)
Deferred rent	(18)	(19)	(21)
Other real estate owned valuation	21	(48)	-
Fixed assets	23	23	22
Stock-based compensation	(65)	(10)	(10)
SERP	(343)	(290)	(220)
Accrued bonus	(32)	(29)	-
Net operating loss	(461)	(455)	(304)
Change in valuation allowance	461	455	304
Deferred tax (benefit) provision	$(961)	$(866)	$(416)

The components of the net deferred tax asset are as follows:

	2016	2015
Deferred tax asset:
Allowance for loan losses	$5,340	$4,893
Net operating loss	3,195	2,734
Loan origination fees	875	753
Stock-based compensation	498	433
Net unrealized gain on securities held-to-maturity	15	19
Net unrealized gain on securities available-for-sale	1,108	988
Deferred rent	321	302
Accruals not currently deductible	1,456	1,102
Total deferred tax asset	12,808	11,224
Deferred tax liability:
Fixed assets	(987)	(964)
Mortgage servicing rights	(528)	(505)
Total deferred tax liability	(1,515)	(1,469)
Valuation allowance	(3,196)	(2,734)
Net deferred tax asset	$8,097	$7,021

A valuation allowance of $3.2 million has been provided at December 31, 2016, to reduce the deferred tax asset because, in management’s opinion, it is more likely than not that less than the entire amount will be realized. This is primarily due to the operating losses in the CNMI region.

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

The Bank is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2010.

Note 14 – Employee Benefit Plans

Stock Purchase Plan

The Bank’s 2011 Employee Stock Purchase Plan (the “2011 Plan”) was adopted by the Bank’s Board of Directors and approved by the Bank’s Stockholders on May 2, 2011. The 2011 Plan is open to all employees of the Company and the Bank who have met certain eligibility requirements.

Under the 2011 Plan, as amended and restated as of July 1, 2012, eligible employees can purchase, through payroll deductions, shares of common stock at a discount. The right to purchase stocks is granted to eligible employees during a period of time that is established from time to time by the Board of Directors of the Company. Eligible employees cannot accrue the right to purchase more than $25 thousand worth of stock at the fair market value at the beginning of each offer period. Eligible employees also may not purchase more than one thousand five hundred (1,500) shares of stock in any one offer period. The shares are purchased at 85% of the fair market price of the stock on the enrollment date. The Bank recognized $28 thousand in compensation expense in 2016 and $29 thousand in 2015 related to the intrinsic value of such purchases.

Employee Retirement Savings Plan

The Bank has a 401(k) Plan whereby substantially all employees, with at least one year of continuous service, are eligible to participate in the Plan. Effective March 1, 2008, the Bank makes matching contributions equal to 100% of an employee’s deferrals, up to 1% of the employee’s compensation, plus 50% of the employee’s deferrals that exceed 1% but are less than 6% of the employee’s compensation. Previously, matching contributions vested to the employee over a five-year period of service. Effective March 1, 2008, matching contributions become 100% vested to the employee after two years of service. For the years ended December 31, 2016, 2015 and 2014, the expense attributable to the Plan was $543 thousand, $506 thousand and $489 thousand, respectively.

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

The changes in the projected benefit obligation of other benefits under the Plan during 2016 and 2015, its funded status at December 31, 2016 and 2015, and the amounts recognized in the balance sheet at December 31, 2016 and 2015, were as follows:

	At December 31,
	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of period	$2,925	$2,097
Service cost	851	737
Interest cost	127	91
Participant contributions	-	-
Plan amendments	-	-
Combination/divestiture/curtailment/settlement/termination	-	-
Actuarial loss/(gain)	-	-
(Benefits paid)	-	-
Benefit obligation at end of period	$3,903	$2,925
Funded status:
Amounts recognized in the Statement of Financial Condition
Unfunded accrued SERP liability—current	$3,903	$2,925
Unfunded accrued SERP liability—noncurrent	-	-
Total unfunded accrued SERP liability	$3,903	$2,925
Net amount recognized in accumulated other comprehensive income
Prior service cost/(benefit)	$-	$-
Net actuarial loss/(gain)	-	-
Total net amount recognized in accumulated other comprehensive income	-	-
Accumulated benefit obligation	$3,903	$2,925
Components of net periodic SERP cost:
Service cost	$3,568	$2,717
Interest cost	335	208
Expected return on plan assets	-	-
Amortization of prior service cost/(benefit)	-	-
Amortization of net actuarial loss/(gain)	-	-
Net periodic SERP cost	$3,903	$2,925
Recognized in other comprehensive income:
Prior service cost/(benefit)	$-	$-
Net actuarial loss/(gain)	-	-
Amortization of prior service cost/(benefit)	-	-
Amortization of net actuarial loss/(gain)	-	-
Total recognized year to date in other comprehensive income	$-	$-
Assumptions as of December 31:
Assumed discount rate	4.33%	4.33%
Rate of compensation increase	0.00%	0.00%
As of December 31, 2016, $521 thousand in benefits are expected to be paid in the next five years. During 2017, $978 thousand is expected to be recognized in net periodic benefit cost .

Note 15 – Earnings Per Common Share

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Bank relate solely to shares for which employees’ funds have been collected but not issued under the Employee Stock Purchase Plan for 2016, 2015 and 2014, and are determined using the treasury stock method.

Earnings per common share have been computed based on reported net income and the following share data:

	Years Ended December 31,
	2016	2015	2014
Net income	$13,553	$11,290	$9,560
less preferred stock dividends	(49)	-	-
Net income available for common stockholders	13,504	11,290	9,560
Weighted average number of common shares outstanding	9,251	9,017	8,818
Effect of dilutive options	-	-	-
Weighted average number of common shares outstanding- used to calculate diluted earnings per common share	9,251	9,017	8,818
Income per common share:
Basic	$1.46	$1.25	$1.08
Diluted	$1.46	$1.25	$1.08

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

A summary of financial instruments with off-balance-sheet risk at December 31, 2016 and 2015 is as follows:

	December 31,
	2016	2015
Commitments to extend credit	$152,585	$153,412
Letters of credit:
Standby letters of credit	$52,396	$49,256
Commercial letters of credit	3,045	6,546
Total	$55,441	$55,802

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The commitments for certain lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. The Bank had recorded $18 thousand in reserve liabilities associated with these commitments at December 31, 2016.

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

The Bank considers its standby letters of credit to be guarantees. At December 31, 2016, the maximum undiscounted future payments that the Bank could be required to make was $55.4 million. All of these arrangements mature within one year. The Bank generally has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized; however, some are unsecured. The Bank had not recorded any liabilities associated with these guarantees at December 31, 2016.

Mortgage loans serviced for others are not included in the accompanying consolidated statements of condition. The unpaid principal balances of mortgage loans serviced for others were $211.0 million and $213.2 million at December 31, 2016 and 2015, respectively.

At December 31, 2016 and 2015, the Bank recorded mortgage servicing rights at their fair value of $1.5 million and $1.5 million, respectively.

The Bank utilizes facilities, equipment and land under various operating leases with terms ranging from 1 to 99 years. Some of these leases include scheduled rent increases. The total amount of the rent is being debited to expense under the straight-line method over the lease terms. The Bank has recorded a deferred obligation of $874 thousand and $820 thousand as of December 31, 2016 and 2015, respectively, which has been included within other liabilities, to reflect the excess of rent expense over cash paid on the leases.

At December 31, 2016, annual lease commitments under the above noncancelable operating leases were as follows:

Years ending December 31,
2017	$1,889
2018	1,528
2019	1,337
2020	1,190
2021 and Thereafter	21,385
Total	$27,329

The Bank leases certain facilities from two separate entities in which two of its directors have separate ownership interests. Lease payments made to these entities during the years ended December 31, 2016, 2015 and 2014 approximated $379 thousand, $370 thousand and $370 thousand, respectively.

Additionally, the Bank leases office space to third parties, with original lease terms ranging from 3 to 5 years with option periods ranging up to 15 years. At December 31, 2016, minimum future rents to be received under noncancelable operating sublease agreements were $47 thousand, $25 thousand, $20 thousand and $13 thousand for the years ending December 31, 2017, 2018, 2019 and 2020, respectively.

A summary of rental activities for years ended December 31, 2016, 2015 and 2014, is as follows:

	For the Years Ended December 31,
	2016	2015	2014
Rent expense	$2,673	$2,480	$2,472
Less: sublease rentals	291	274	273
Net rent expense	$2,382	$2,206	$2,199

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier 1 capital and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2016 and 2015, the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2016, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables.

There are no conditions or events since the notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of December 31, 2016 and 2015 are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2016:
Total capital (to Risk Weighted Assets)	$144,827	12.610%	$99,023	8.625%	$114,809	10.000%
Tier 1 capital (to Risk Weighted Assets)	$130,463	11.360%	$76,061	6.625%	$91,847	8.000%
Tier 1 capital (to Average Assets)	$130,463	7.060%	$73,937	4.000%	$92,421	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$125,463	10.930%	$58,839	5.125%	$74,626	6.500%

At December 31, 2015:
Total capital (to Risk Weighted Assets)	$128,119	12.452%	$82,315	8.000%	$102,893	10.000%
Tier 1 capital (to Risk Weighted Assets)	$115,242	11.200%	$61,736	6.000%	$82,315	8.000%
Tier 1 capital (to Average Assets)	$115,242	7.404%	$62,256	4.000%	$77,820	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$115,242	11.200%	$46,302	4.500%	$66,881	6.500%

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

Since the formation of the Company in 2011, our assets have grown by 74.2% ($818.4 million), while our stockholders’ equity has grown by 49.1% ($43.5 million, including $32.7 million in retained earnings). The growth in assets has pressured our capital ratios, but those ratios remain well above the well capitalized standards. To provide sufficient capital resources to expand our holdings, the Board has approved the issuance of an additional $5.0 million in common stock, of which $2.9 million was issued in 2015, and an additional $10.0 million in preferred stock, of which $9.8 million was issued during 2016.

Non-Cumulative Perpetual Preferred Stock

Commencing September 15, 2016, the Company offered a private placement of securities for the issuance and sale of an aggregate of 10,000 shares of its new Series A Non-Cumulative Perpetual Preferred Stock. This offer carried a subscription price of $1,000.00 per share and a yield of 5.5% (the “Series A Preferred Stock”) to various accredited and a limited number of non-accredited investors for total proceeds of up to $10 million (the “Offering”). Each subscriber can purchase a minimum number of Series A Preferred Stock equivalent to at least $250,000 (250 shares).  The Offering agreement contains customary warranties, representations and indemnification provisions, and expired on December 31, 2016. At December 31, 2016, 9,800 of these shares were issued and outstanding.

Note 18 – Parent Company Only Information

Condensed Statements of Financial Condition

(Dollars in thousands)

	December 31,
	2016	2015
Assets
Due from subsidiaries	$1,454	$149
Investment in subsidiaries	130,790	111,985
Other assets	8	8
Total assets	$132,252	$112,142
Liabilities and stockholders’ equity
Liabilities	$-	$-
Stockholders’ equity	132,252	112,142
Total liabilities and stockholders’ equity	$132,252	$112,142

Condensed Statements of Income

(Dollars in thousands)

	December 31,
	2016	2015	2014
Dividend income	$3,918	$3,621	$3,975
Interest expense	165	-	-
Other expenses	400	287	234
Equity in undistributed income of subsidiary	10,200	7,956	5,819
Net income	$13,553	$11,290	$9,560

Condensed Statements of Cash Flows

(Dollars in thousands)

	December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$13,553	$11,290	$9,560
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed (earnings) losses of subsidiary	(10,200)	(7,956)	(5,819)
Net cash provided by operating activities	3,353	3,334	3,741
Cash Flows from Investing activities:
Payments for investments in and advances to subsidiaries	(5,300)	-	-
Acquisition of an unconsolidated subsidiary	(3,075)	-	-
Dividends received from unconsolidated subsidiary	50	-	-
Other	19	-	-
Net cash used in investing activities	(8,306)
Cash Flows from Financing Activities:
Cash dividends paid	(3,750)	(3,621)	(3,975)
Proceeds from issuance of common stock	225	287	234
Proceeds from issuance of preferred stock	9,783	-	-
Net cash used in financing activities	6,258	(3,334)	(3,741)
Net change in cash and cash equivalents	1,305	(73)	-
Cash and Cash Equivalents, beginning of period	149	222	222
Cash and Cash Equivalents, end of period	$1,454	$149	$222

Note 19 – Fair Value Measurements

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

Financial assets measured at fair value on a recurring basis as of December 31, 2016 and 2015, are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At December 31, 2016
U.S. treasury notes and bonds	$72,378	$-	$-	$72,378
U.S. government agency and sponsored enterprise (GSE) debt securities	-	52,053	-	52,053
U.S. government agency pool securities	-	237,126	-	237,126
U.S. government agency or GSE	-	58,323	-	58,323
Other assets:
MSRs	-	-	1,527	1,527
Total fair value	$72,378	$347,502	$1,527	$421,407

At December 31, 2015
U.S. treasury notes and bonds	$106,022	$-	$-	$106,022
U.S. government agency and sponsored enterprise (GSE) debt securities	-	-	-	-
U.S. government agency pool securities	-	50,904	-	50,904
U.S. government agency or GSE	-	70,609	-	70,609
Other assets:
MSRs	-	-	1,462	1,462
Total fair value	$106,022	$121,513	$1,462	$228,997

There were no liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015.

During the periods ended December 31, 2016, 2015 and 2014, the changes in Level 3 assets (consisting solely of MSRs) measured at fair value on a recurring basis are as follows:

	Twelve Months Ended December 31,
	2016	2015	2014
Beginning balance	$1,462	$1,405	$1,354
Realized and unrealized net gains:
Included in net income	64	21	21
Included in other comprehensive income	-	-	-
Purchases, issuance and settlements
Purchases	-	-	-
Issuances	1	36	30
Settlements	-	-	-
Ending balance	$1,527	$1,462	$1,405

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

The following table presents quantitative information about the valuation technique and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring basis:

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs
December 31, 2016
Financial instrument:
MSRs	$1,527	Discounted Cash Flow	Discount Rate	6.08% - 9.25%
			Weighted Average Prepayment Rate (Public Securities Association)	125%

There were no transfers into or out of the Bank’s Level 3 financial instruments for the periods ended December 31, 2016, and December 31, 2015.

The valuation techniques for assets measured at fair value on a recurring basis are as follows:

Investment Securities

When quoted prices are available in an active market, the Bank classifies the securities within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid U.S. Government debt and equity securities.

If quoted market prices are not available, the Bank estimates fair values using pricing models and discounted cash flows that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, and credit spreads. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include GSE obligations, corporate bonds, and other securities. Mortgage-backed securities are included in Level 2 if observable inputs are available. In certain cases where there is limited activity or less transparency around inputs to the valuation, the Bank would classify those securities in Level 3. At December 31, 2016 and 2015, the Bank did not have any Level 3 securities.

Mortgage Servicing Rights

The fair value measurement of mortgage servicing rights is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques that incorporate assumptions that market participants would use in estimating the fair value of servicing rights. The most important of these assumptions is the interest rate used in discounting the future cash flows into their present value. Other assumptions might include estimates of prepayment speeds, costs to service, escrow account earnings, contractual servicing fee income, prepayment and late fees, among other considerations. The Bank’s mortgage servicing rights are considered a Level 3 measurement at December 31, 2016 and 2015.

Assets Measured at Fair Value on a Nonrecurring Basis

Under certain circumstances the Bank makes adjustments to fair value for assets and liabilities even though they are not measured at fair value on an ongoing basis. The following table presents the financial instruments carried on the consolidated statements of condition by caption and by level in the fair value hierarchy at December 31, 2016 and 2015, for which a nonrecurring change in fair value has been recorded:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2016
Financial assets:
Loans, net
Impaired loans	$-	$-	$-	$-

Other assets
Other real estate owned	$-	$-	$2,746	$2,746

December 31, 2015
Financial assets:
Loans, net
Impaired loans	$-	$-	$5	$5

Other assets
Other real estate owned	$-	$-	$3,460	$3,460

During the year 2016, one loan was written down as being collateral deficient in the amount of $13 thousand from its carrying value of $131 thousand. The fair value of loans subject to write downs is estimated using the appraised value of the underlying collateral, discounted as necessary due to management’s estimates of changes in economic conditions, less the estimated costs of selling the assets.

Additionally, the Bank may make fair value adjustments to nonfinancial assets and liabilities in certain circumstances (such as impairments) though such nonfinancial assets and liabilities are not measured at fair value on recurring basis. The Bank does not have nonfinancial assets or liabilities for which a nonrecurring fair value has been recorded during the periods ended December 31, 2016 and 2015.

Fair Value of Other Financial Instruments

The estimated fair values of the Bank’s other financial instruments, excluding those assets recorded at fair value on a recurring basis on the Bank’s consolidated statements of condition, are as follows:

		Estimated fair value
	Carrying Amount	Level 1	Level 2	Level 3
December 31, 2016	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$176,651	$176,651	$-	$-
Restricted cash	400	400	-	-
Federal Home Loan Bank stock	1,855	-	1,855	-
Investment securities held-to-maturity	96,167	-	97,063	-
Loans	1,158,045	-	-	1,149,937
Total	$1,433,118	$177,051	$98,918	$1,149,937

Financial liabilities:
Deposits	1,778,670	-	-	1,767,345
Total	$1,778,670	$-	$-	$1,767,345

December 31, 2015	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$100,799	$100,799	$-	$-
Restricted cash	400	400	-	-
Federal Home Loan Bank stock	1,762	-	1,762	-
Investment securities held-to-maturity	100,519	-	101,924	-
Loans	1,054,250	-	-	1,046,589
Total	$1,257,730	$101,199	$103,686	$1,046,589

Financial liabilities:
Deposits	$1,422,671	$-	$-	$1,416,843
Total	$1,422,671	$-	$-	$1,416,843

The following methods were used by the Company in estimating fair value for its financial instruments not previously disclosed:

Cash, Cash Equivalents and Restricted Cash, including Interest Bearing Deposits in Banks

The carrying amount of cash and short-term instruments approximates fair value based on the short-term nature of the assets. Fair values for interest-bearing deposits that reprice frequently are based upon carrying value. Fair values of other interest bearing deposits with longer terms are estimated using discounted cash flow analyses based on current rates for similar types of deposits.

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

Short-Term Borrowings

The carrying amounts of Federal Funds purchased and FHLB advances maturing within ninety days approximate their fair values. We had no outstanding short-term borrowings at December 31, 2015 or 2016.

Long-Term Borrowings

Fair value of FHLB advances maturing after ninety days is determined based on expected present value techniques based on current market rates for advances with similar terms and remaining maturities. We had no outstanding long-term borrowings at December 31, 2015 or 2016.

Accrued Interest

The carrying amount of accrued interest approximates fair value due to its short term nature.

Note 20 – Subsequent Events

None.