Form 10-Q
period 2017-03-31
BankGuam Holding Co
filed 2017-05-11
CIK 1527383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a small reporting company)	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of May 11, 2017, the registrant had outstanding 9,273,887 shares of common stock.

BANKGUAM HOLDING COMPANY

FORM 10-Q

QUARTERLY REPORT

TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION		4

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	4

	Condensed Consolidated Statements of Condition at March 31, 2017, and December 31, 2016	5

	Condensed Consolidated Statements of Income for the three months ended March 31, 2017 and 2016	6

	Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016	7

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016	8

	Notes to Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 4.	Controls and Procedures	50

PART II. OTHER INFORMATION		51

Item 6.	Exhibits	51

Signatures		51

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

Exhibit 101.DEF XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.LAB XBRL Taxonomy Extension Labels Linkbase Document.

Exhibit 101.PRE XBRL Taxonomy Extension Presentation Linkbase Document.

Cautionary Note Regarding Forward-Looking Statements

For purposes of this Quarterly Report, the terms the “Company,” “we,” “us” and “our” refer to BankGuam Holding Company and its subsidiaries. This Quarterly Report on Form 10-Q contains statements that are not historical in nature, are predictive in nature, or that depend upon or refer to future events or conditions or contain forward-looking statements within the meaning of Section 21 of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These may include, among other things, statements regarding:

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

We are not able to predict all of the factors that may affect future results. Forward-looking statements may be preceded by, followed by or include the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “is designed to” and similar expressions. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about our businesses and the environment in which they operate that could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” included in filings we make from time to time with the U.S. Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for our fiscal year ended 2016, and our other Quarterly Reports on Form 10-Q filed by us in fiscal 2017. We have no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or risks, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. New information, future events or risks could cause the forward-looking statements we discuss in this Quarterly Report not to occur. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

The financial statements and the notes thereto begin on the next page.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Condition

(in Thousands, Except Par Value)

	March 31, 2017	December 31, 2016
ASSETS
Cash and due from banks	$24,113	$25,738
Interest bearing deposits in banks	117,666	150,913
Total cash and cash equivalents	141,779	176,651
Restricted cash	400	400
Investment in unconsolidated subsidiary	2,973	3,025
Investment securities available-for-sale, at fair value	429,631	419,880
Investment securities held-to-maturity, at amortized cost	94,683	96,167
Federal Home Loan Bank stock, at cost	2,303	1,855
Loans, net of allowance for loan losses ($15,335 and $15,435, respectively)	1,167,166	1,158,045
Accrued interest receivable	5,423	4,758
Premises and equipment, net	17,981	17,825
Other assets	43,906	42,946
Total assets	$1,906,245	$1,921,552

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$472,778	$469,451
Interest bearing	1,288,213	1,309,219
Total deposits	1,760,991	1,778,670
Accrued interest payable	113	122
Other liabilities	11,394	10,558
Total liabilities	1,772,498	1,789,350
Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock $0.2083 par value; 48,000 shares authorized; 9,306 and 9,300 shares issued and 9,274 and 9,268 shares outstanding at 3/31/17 and 12/31/16, respectively	1,940	1,938
Preferred stock $100.00 par value; 300 shares authorized; 9.8 shares issued and outstanding	980	980
Additional paid-in capital, Common stock	19,976	19,917
Additional paid-in capital, Preferred stock	8,803	8,803
Retained earnings	105,844	104,626
Accumulated other comprehensive loss	(3,506)	(3,772)
Common stock in treasury, at cost (32 shares)	(290)	(290)
Total stockholders’ equity	133,747	132,202
Total liabilities and stockholders’ equity	$1,906,245	$1,921,552

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Income

(Dollar and Share Amounts in Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2017	2016
Interest income:
Loans	$17,152	$16,632
Investment securities	1,752	1,201
Deposits with banks	183	103
Total interest income	19,087	17,936
Interest expense:
Savings deposits	492	423
Time deposits	38	37
Other borrowed funds	-	3
Total interest expense	530	463
Net interest income	18,557	17,473
Provision for loan losses	1,183	1,145
Net interest income, after provision for loan losses	17,374	16,328

Non-interest income:
Service charges and fees	1,398	1,433
Gain (loss) on sale of investment securities	(13)	9
Income from merchant services	590	256
Cardholders income	168	265
Trustee fees	196	137
Other income	700	759
Total non-interest income	3,039	2,859
Non-interest expense:
Salaries and employee benefits	8,370	7,414
Occupancy	1,556	1,542
Equipment and depreciation	2,022	1,707
Insurance	405	399
Telecommunications	437	399
FDIC assessment	396	325
Professional services	452	586
Contract services	504	441
Other real estate owned	55	1
Stationery and supplies	195	219
Training and education	306	199
General, administrative and other	2,457	1,928
Total non-interest expense	17,155	15,160
Income before income taxes	3,258	4,027
Income tax expense	973	1,108
Net income	2,285	2,919
Preferred stock dividend	(140)	-
Net income attributable to common stockholders	$2,145	$2,919
Earnings per common share:
Basic	$0.25	$0.32
Diluted	$0.25	$0.32
Dividends declared per common share	$0.10	$0.10
Basic weighted average common shares	9,268	9,245
Diluted weighted average common shares	9,268	9,245

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in Thousands)

	Three Months Ended March 31,
	2017	2016
Net income	$2,285	$2,919
Other comprehensive income (loss), net of tax effects:
Unrealized holding gain on available-for-sale securities arising during the period	145	1,963
Reclassification for loss (gain) realized on available-for-sale securities	13	(9)
Amortization of post-transfer unrealized holding loss on held-to-maturity securities during the period	108	110
Total other comprehensive income	266	2,064
Total comprehensive income	$2,551	$4,983

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Cash Flows

(in Thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$2,285	$2,919
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,183	1,145
Depreciation	809	828
Amortization of fees, discounts and premiums	333	367
(Gain) loss on sales of other real estate owned, net	(29)	7
Proceeds from sales of loans held for sale	4,193	5,469
Origination of loans held for sale	(4,193)	(5,469)
Increase in mortgage servicing rights	(2)	(87)
Realized (gain) loss on sale of available-for-sale securities	13	(9)
Realized gain on sale of premises and equipment	-	(11)
Net change in operating assets and liabilities:
Accrued interest receivable	(665)	(649)
Other assets	(1,151)	561
Accrued interest payable	(9)	1
Other liabilities	837	822
Net cash provided by operating activities	3,604	5,894

Cash flows from investing activities:
Dividends received from unconsolidated subsidiary	53	-
Purchases of available-for-sale securities	(33,916)	(44,839)
Proceeds from sales of available-for-sale securities	12,896	14,564
Maturities, prepayments and calls of available-for-sale securities	11,177	3,275
Maturities, prepayments and calls of held-to-maturity securities	1,494	1,927
Loan originations and principal collections, net	(10,171)	(42,405)
Proceeds from sales of other real estate owned	90	213
Proceeds from sales of premises and equipment	-	11
Purchases of premises and equipment	(965)	(926)
Net cash (used in) provided by investing activities	(19,342)	(68,180)

Cash flows from financing activities:
Net increase in deposits	(17,679)	121,119
Proceeds from FHLB stock redemption	(448)	(93)
Proceeds from issuance of common stock	60	56
Dividends paid	(1,067)	(924)
Net cash (used in) provided by financing activities	(19,134)	120,158
Net change in cash and cash equivalents	(34,872)	57,872
Cash and cash equivalents at beginning of period	176,651	100,799
Cash and cash equivalents at end of period	$141,779	$158,671

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$538	$462
Income taxes	84	71
Supplemental disclosure of noncash investing and financing activities:
Other real estate owned transferred from loans, net	133	161
Other real estate owned transferred to loans, net	-	(54)

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Notes to Condensed Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

Note 1 – Nature of Business

Organization

The accompanying condensed consolidated financial statements include the accounts of BankGuam Holding Company (“Company”) and its wholly-owned subsidiaries, Bank of Guam (“Bank”) and BankGuam Investment and Insurance Services (“BGIIS”). The Company is a Guam corporation organized on October 29, 2010, to act as a holding company of the Bank, a Guam banking corporation, a 23-branch bank serving the communities in Guam, the Commonwealth of the Northern Mariana Islands (CNMI), the Federated States of Micronesia (FSM), the Republic of the Marshall Islands (RMI), the Republic of Palau (ROP), and San Francisco, California. BankGuam Investment and Insurance Services was incorporated in Guam in 2015 and initially capitalized during the first quarter of 2016. The Company executed an agreement to purchase up to 70% of ASC Trust Corporation through 2021, including its initial investment of 25% made in July 2016.

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

These unaudited condensed consolidated financial statements have been prepared on a basis consistent with prior periods, and should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2016, and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 on March 14, 2017.

Our condensed consolidated financial condition at March 31, 2017, and the condensed consolidated results of operations for the three months ended March 31, 2017, are not necessarily indicative of what our financial condition will be as of December 31, 2017, or of the results of our operations that may be expected for the full year ending December 31, 2017.

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

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, simplifies the principles applied to income taxes on stock compensation, including the timing of recognition, the classification of tax benefits or deficiencies on the statement of cash flows, the treatment of those taxes on the income statement, and the measurement of liability-classified awards at fair value or intrinsic value. Although this standard was adopted effective January 1, 2017, the Company has issued no stock options or phantom stock options to date, so this update has had no impact on our consolidated financial position or results of operation at this time.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which amends ASU 2014-02 by eliminating Step 2 from the goodwill impairment test, which had required a quantitative measure of each reporting unit’s goodwill by comparing the implied fair value to the carrying amount of that goodwill.  As the Company has never had to conduct a Step 2 evaluation of goodwill, this update will have no effect on our consolidated financial position or results of operations. Although adoption of this standard is not required of the Company until January 1, 2020, we are opting to adopt the update immediately.

Recently Issued but Not Yet Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”. Among other objectives, it is intended to provide more useful information to the users of financial statements by making the definition and recognition of revenue more comparable across reporting entities, industries, jurisdictions and capital markets. As deferred by ASU No. 2015-14, this Standard is effective January 1, 2018. We currently do not have any contracts with customers that would be subject to this update, but we will continue to evaluate the prospective impact of ASU 2014-09 on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”, to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information and to address certain aspects of the recognition, measurement, presentation and disclosure of the fair value, including impairment assessments, of financial instruments. We are currently evaluating the impact of ASU 2016-01 on the presentation of and disclosure related to our consolidated financial statements which is effective beginning January 1, 2018.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, a new Topic intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements on the basis that it is important that users of financial statements have a complete and understandable picture of an entity’s leasing activities. We do not believe that our current leasing activities will require complicated disclosure, but we are continuing to evaluate the impact of ASU 2016-02 on our consolidated financial statements which is effective beginning January 1, 2019.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326)”, to amend the standards for the measurement of credit losses on financial instruments by replacing the historical incurred loss impairment methodology of determining the level of the allowance for loan and lease losses (ALLL), including losses associated with available-for-sale securities, with a more decision-useful methodology that reflects expected credit losses over the life of a financial instrument based upon historical experience, current conditions, and reasonable and supportable forecasts in determining the ALLL level, as well as the reserve for off-balance-sheet credit exposures. The Company is currently evaluating the provisions of ASU 2016-13 to determine the potential impact the new standard will have on our Consolidate Financial Statements, and has taken steps for the implementation when it becomes effective beginning January 1, 2020, such as gathering pertinent data, consulting with outside professionals and evaluating its current IT systems. Management expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the first reporting period in which the new standard is effective, but cannot yet estimate the magnitude of the one-time adjustment or the overall impact of the new guidance on the Company’s financial position, results of operations or cash flows.

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”. This update requires that the service cost component of the Bank’s Supplemental Executive Retirement Program (SERP) be recorded and reported separately from the other cost component(s), in the same line item as other compensation costs related to services rendered by the beneficiary employees during the reporting period. The Company currently reports both the service cost and the other cost component(s) as a portion of General, administrative and other expense, whereas this update will require that the service cost component be reported as a portion of Salaries and employee benefits. This update also requires that the details of the components of the SERP be reported for the interim periods, in addition to the annual reporting of these costs. We are currently evaluating the impact of ASU 2017-07 on our consolidated financial statements which is effective beginning January 1, 2018.

Also in March 2017, the FASB issued ASU 2017-08, “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities”. This update shortens the amortization period of a callable security that is held at a premium to the earliest call date of that security instead of the contractual life of the security. Although the Company does not currently hold any callable securities at a premium, we may do so in the future. We are currently evaluating the impact of ASU 2017-08 on our consolidated financial statements which is effective beginning January 1, 2019.

Note 3 – Earnings Per Common Share

Basic earnings per common share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Potential common shares that may be issued by the Company relate to shares subscribed but not yet issued in 2017 and 2016 under the Employee Stock Purchase Plan, and are reported as dilutive options. No shares were subscribed but not issued at the end of the three months ended March 31, 2017 and 2016.

Earnings per common share are computed based on reported net income, preferred stock dividends and the following common share data:

	Three Months Ended March 31,
	2017	2016
Net income	$2,285	$2,919
Less preferred stock dividends	(140)	-
Net income available for common stockholders	2,145	2,919
Weighted average number of common shares outstanding	9,268	9,245
Effect of dilutive options	-	-
Weighted average number of common shares outstanding - used to calculate diluted earnings per common share	9,268	9,245
Income per common share:
Basic	$0.25	$0.32
Diluted	$0.25	$0.32

Note 4 – Investment Securities

The amortized cost and fair value of investment securities, with gross unrealized gains and losses, follows:

	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$112,589	$-	$(885)	$111,704
U.S. government agency pool securities	258,384	70	(1,510)	256,944
U.S. government agency or GSE residential mortgage-backed securities	61,678	32	(727)	60,983
Total	$432,651	$102	$(3,122)	$429,631
Securities Held-to-Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$44,976	$942	$(34)	$45,884
U.S. government agency pool securities	13,207	35	(21)	13,221
U.S. government agency or GSE residential mortgage-backed securities	36,500	442	(330)	36,612
Total	$94,683	$1,419	$(385)	$95,717

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$125,476	$6	$(1,051)	$124,431
U.S. government agency pool securities	238,615	124	(1,613)	237,126
U.S. government agency or GSE residential mortgage-backed securities	59,049	36	(762)	58,323
Total	$423,140	$166	$(3,426)	$419,880
Securities Held-to-Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$44,909	$956	$(36)	$45,829
U.S. government agency pool securities	13,591	14	(91)	13,514
U.S. government agency or GSE residential mortgage-backed securities	37,667	373	(320)	37,720
Total	$96,167	$1,343	$(447)	$97,063

At March 31, 2017, and December 31, 2016, investment securities with a carrying value of $319.3 million and $319.5 million, respectively, were pledged to secure various government deposits and to meet other public requirements.

The amortized cost and estimated fair value of investment securities by contractual maturity at March 31, 2017, and December 31, 2016, are shown below.

	March 31, 2017
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$-	$-	$-	$-
Due after one but within five years	117,593	116,678	57,474	58,561
Due after five but within ten years	47,322	47,146	18,174	18,395
Due after ten years	267,736	265,807	19,035	18,761
Total	$432,651	$429,631	$94,683	$95,717

	December 31, 2016
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$-	$-	$-	$-
Due after one but within five years	131,023	129,943	57,761	58,831
Due after five but within ten years	44,787	44,627	14,427	14,609
Due after ten years	247,330	245,310	23,979	23,623
Total	$423,140	$419,880	$96,167	$97,063

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2017, and December 31, 2016.

	March 31, 2017
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
Securities Available for Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(885)	$111,704	$-	$-	$(885)	$111,704
U.S. government agency pool securities	(814)	180,883	(696)	48,394	(1,510)	229,277
U.S. government agency or GSE mortgage-backed securities	(624)	44,603	(103)	11,893	(727)	56,496
Total	$(2,323)	$337,190	$(799)	$60,287	$(3,122)	$397,477

Securities Held to Maturity
U.S. government agency and GSE debt securities	$(34)	$16,048	$-	$-	$(34)	$16,048
U.S. government agency pool securities	-	-	(21)	3,620	(21)	3,620
U.S. government agency or GSE mortgage-backed securities	(330)	15,718	-	-	(330)	15,718
Total	$(364)	$31,766	$(21)	$3,620	$(385)	$35,386

	December 31, 2016
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
Securities Available for Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(1,051)	$116,516	$-	$-	$(1,051)	$116,516
U.S. government agency pool securities	(597)	174,370	(1,016)	34,222	(1,613)	208,592
U.S. government agency or GSE mortgage-backed securities	(693)	42,997	(69)	9,225	(762)	52,222
Total	$(2,341)	$333,883	$(1,085)	$43,447	$(3,426)	$377,330

Securities Held to Maturity
U.S. government agency and GSE debt securities	$(36)	$16,052	$-	$-	$(36)	$16,052
U.S. government agency pool securities	(9)	2,748	(82)	10,144	(91)	12,892
U.S. government agency or GSE mortgage-backed securities	(320)	16,990	-	-	(320)	16,990
Total	$(365)	$35,790	$(82)	$10,144	$(447)	$45,934

The investment securities that were in an unrealized loss position as of March 31, 2017, which comprised a total of 141 securities, were not other-than-temporarily impaired. Specifically, the 141 securities are comprised of the following: 81 Small Business Administration (SBA) Pool securities, 21 mortgage-backed securities issued by the Government National Mortgage Association (GNMA), 7 mortgage-backed securities issued by the Federal National Mortgage Association (FNMA) and 7 agency securities issued by the Federal Home Loan Bank (FHLB), 2 mortgage-backed securities and 3 step up bonds issued by Federal Home Loan Mortgage Corporation (FHLMC), 1 agency security issued by Federal Farm Credit Banks (FFCB), and 19 U.S. Treasuries.

Total gross unrealized losses were primarily attributable to changes in market interest rates, relative to when the investment securities were purchased, and not due to any change in the credit quality of the investment securities. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not likely that the Company will be required to sell the investment securities before recovery of their amortized cost, which may be at maturity.

Investment in Unconsolidated Subsidiary

In May 2016, the Company entered into a Stock Purchase Agreement to acquire 25% of ASC Trust Corporation, a Guam trust company. In July 2016, subsequent to the approval of the Federal Reserve Bank of San Francisco in June 2016, the purchase was executed.  The Agreement provides for the acquisition of an additional 20% of the stock of ASC Trust Corporation in April 2019, and another 25% in April 2021, with both future purchases subject to regulatory approval. The Agreement contains customary warranties, representations and indemnification provisions. The ASC Trust Corporation stock is subject to the equity method of accounting in our Statements of Condition. At March 31, 2017, the Company’s investment in ASC Trust was reduced by $53 thousand, the amount of dividends received during the first three months of the year.

Note 5 – Loans Held for Sale, Loans and Allowance for Loan Losses

Loans Held for Sale

In its normal course of business, the Bank originates mortgage loans held for sale to the Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”). The Bank has elected to measure its residential mortgage loans held for sale at cost. Origination fees and costs are recognized in earnings at the time of origination. Loans are sold to Freddie Mac at par.

During the three months ended March 31, 2017 and 2016, the Bank originated and sold approximately $4.2 million and $5.5 million, respectively, in FHLMC mortgage loans.

Mortgage loans serviced for others are not included in the accompanying condensed consolidated statements of condition. The unpaid principal balances of mortgage loans serviced for others were $208.3 million and $211.0 million at March 31, 2017, and December 31, 2016, respectively. The decrease of $2.7 million (1.3%) during the first quarter of 2017 was due to scheduled principal payments and prepayments.

We retain mortgage servicing rights on mortgage loans that we sell. Such rights represent the net positive cash flows generated from the servicing of such mortgage loans and we recognize such rights as assets on our statements of financial condition based on their estimated fair values. We receive servicing fees, less any subservicing costs, on the unpaid principal balances of such mortgage loans. Those fees are collected from the monthly payments made by the mortgagors or from the proceeds of the sale or foreclosure and liquidation of the underlying real property collateralizing the loans. At March 31, 2017, and December 31, 2016, mortgage servicing rights totaled $1.5 million and $1.5 million, respectively, and are included in other assets in the accompanying consolidated statements of condition. The Bank accounts for mortgage servicing rights at fair value with changes in fair value recorded in the condensed consolidated statements of income.

Loans

Outstanding loan balances are presented net of unearned income, deferred loan fees, and unamortized discount and premium. Loans subject to ASC 310-30 are presented net of the related accretable yield.

The loan portfolio consisted of the following at:

	March 31, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
Commercial
Commercial & industrial	$229,854	19.4%	$248,059	21.1%
Commercial mortgage	568,229	47.9%	552,272	47.0%
Commercial construction	9,446	0.8%	6,421	0.5%
Commercial agriculture	739	0.1%	747	0.1%
Total commercial	808,268	68.2%	807,499	68.7%
Consumer
Residential mortgage	141,265	11.9%	143,951	12.2%
Home equity	500	0.0%	480	0.0%
Automobile	31,084	2.6%	30,798	2.6%
Other consumer loans[1]	203,949	17.2%	193,279	16.4%
Total consumer	376,798	31.8%	368,508	31.3%
Gross loans	1,185,066	100.0%	1,176,007	100.0%
Deferred fee (income) costs, net	(2,565)		(2,527)
Allowance for loan losses	(15,335)		(15,435)
Loans, net	$1,167,166		$1,158,045
[1]	Comprised of other revolving credit, installment loans, and overdrafts.

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

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. ASC 310-10 defines an impaired loan as one for which there is uncertainty concerning collection of all principal and interest per the original contractual terms of the loan. For those loans that are classified as impaired, an allowance is established when the discounted cash flow (or the collateral value or the observable market price) of the impaired loan is lower than the carrying value of the loan. The general component covers unimpaired loans, and is estimated using a loss migration analysis based on historical charge-off experience and expected loss, given the default probability derived from the Bank’s internal risk rating process. The loss migration analysis tracks twelve rolling quarters of loan loss history and industry loss factors to determine historical losses by classification category for each loan type, except certain consumer loans. These calculated loss factors are then applied to outstanding loan balances for all non-impaired loans. Additionally, a qualitative factor that is determined utilizing external economic factors and internal assessments is applied to each homogeneous loan pool. We also conduct individual loan review analyses, as part of the allowance for loan loss allocation process, applying specific monitoring policies and procedures in analyzing the existing loan portfolio.

Set forth below is a summary of the Bank’s activity in the allowance for loan losses during the three months ended March 31, 2017 and 2016, and the year ended December 31, 2016:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	Year Ended December 31, 2016
Balance, beginning of period	$15,435	$14,159	$14,159
Provision for loan losses	1,183	1,145	3,900
Recoveries on loans previously charged off	336	280	3,007
Charged off loans	(1,619)	(1,461)	(5,631)
Balance, end of period	$15,335	$14,123	$15,435

Set forth below is information regarding loan balances and the related allowance for loan losses, by portfolio type, for the three months ended March 31, 2017 and 2016, and the year ended December 31, 2016, respectively.

	Commercial	Residential Mortgages	Consumer	Total
	(Dollars in thousands)
Three Months Ended March 31, 2017
Allowance for loan losses:
Balance at beginning of period	$8,599	$1,878	$4,958	$15,435
Charge-offs	-	(1)	(1,618)	$(1,619)
Recoveries	10	1	325	$336
Provision	76	1	1,106	$1,183
Balance at end of period	$8,685	$1,879	$4,771	$15,335

Allowance balance at end of quarter related to:
Loans individually evaluated for impairment	$-	$-	$-	$-
Loans collectively evaluated for impairment	$8,685	$1,879	$4,771	$15,335

Loan balances at end of quarter:
Loans individually evaluated for impairment	$7,622	$6,325	$153	$14,100
Loans collectively evaluated for impairment	800,646	135,440	234,880	1,170,966
Ending Balance	$808,268	$141,765	$235,033	$1,185,066

Three Months Ended March 31, 2016
Allowance for loan losses:
Balance at beginning of period	$6,890	$1,853	$5,416	$14,159
Charge-offs	(206)	(72)	(1,183)	$(1,461)
Recoveries	(4)	1	283	$280
Provision	(43)	183	1,005	$1,145
Balance at end of period	$6,637	$1,965	$5,521	$14,123

Allowance balance at end of quarter related to:
Loans individually evaluated for impairment	$-	$-	$-	$-
Loans collectively evaluated for impairment	$6,637	$1,965	$5,521	$14,123

Loan balances at end of quarter:
Loans individually evaluated for impairment	$10,114	$7,514	$133	$17,761
Loans collectively evaluated for impairment	747,363	135,075	211,707	1,094,145
Ending Balance	$757,477	$142,589	$211,840	$1,111,906

Year Ended December 31, 2016
Allowance for loan losses:
Balance at beginning of year	$6,890	$1,853	$5,416	$14,159
Charge-offs	(276)	(121)	(5,234)	(5,631)
Recoveries	1,691	6	1,310	3,007
Provision	294	140	3,466	3,900
Balance at end of year	$8,599	$1,878	$4,958	$15,435

Allowance balance at end of year related to:
Loans individually evaluated for impairment	$-	$-	$-	$-
Loans collectively evaluated for impairment	$8,599	$1,878	$4,958	$15,435

Loan balances at end of year:
Loans individually evaluated for impairment	$7,749	$6,388	$174	$14,311
Loans collectively evaluated for impairment	799,750	138,043	223,903	1,161,696
Ending Balance	$807,499	$144,431	$224,077	$1,176,007

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

Credit Quality

The following table provides a summary of the delinquency status of the Bank’s loans by portfolio type:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans Outstanding
March 31, 2017
Commercial
Commercial & industrial	$178	$289	$118	$585	$229,269	$229,854
Commercial mortgage	27	763	700	1,490	566,739	568,229
Commercial construction	-	-	-	-	9,446	9,446
Commercial agriculture	-	-	-	-	739	739
Total commercial	205	1,052	818	2,075	806,193	808,268

Consumer
Residential mortgage	6,108	3,357	2,440	11,905	129,360	141,265
Home equity	100	10	-	110	390	500
Automobile	1,510	399	64	1,973	29,111	31,084
Other consumer [1]	2,929	1,336	1,254	5,519	198,430	203,949
Total consumer	10,647	5,102	3,758	19,507	357,291	376,798
Total	$10,852	$6,154	$4,576	$21,582	$1,163,484	$1,185,066

December 31, 2016
Commercial
Commercial & industrial	$610	$269	$119	$998	$247,061	$248,059
Commercial mortgage	-	770	691	1,461	550,811	552,272
Commercial construction	-	-	-	-	6,421	6,421
Commercial agriculture	-	-	-	-	747	747
Total commercial	610	1,039	810	2,459	805,040	807,499

Consumer
Residential mortgage	6,277	3,457	3,211	12,945	131,006	143,951
Home equity	-	102	-	102	378	480
Automobile	1,288	239	104	1,631	29,167	30,798
Other consumer [1]	2,521	1,149	1,771	5,441	187,838	193,279
Total consumer	10,086	4,947	5,086	20,119	348,389	368,508
Total	$10,696	$5,986	$5,896	$22,578	$1,153,429	$1,176,007
[1]	Comprised of other revolving credit, installment loans, and overdrafts.

Generally, the accrual of interest on a loan is discontinued when principal or interest payments become more than 90 days past due, unless management believes the loan is adequately collateralized and is in the process of collection, with the exception of automobile and other consumer loans which, rather than being placed on non-accrual status, are charged off once they become 120 days delinquent. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received, except when the ultimate collectability of principal is probable, in which case interest payments are credited to income. Non-accrual loans may be restored to accrual status when principal and interest become current and full repayment is expected.

The following table provides information as of March 31, 2017, and December 31, 2016, with respect to loans on non-accrual status, by portfolio type:

	March 31, 2017	December 31, 2016
	(Dollars in thousands)
Non-accrual loans:
Commercial
Commercial & industrial	$1,038	$1,094
Commercial mortgage	6,329	6,390
Commercial construction	-	-
Commercial agriculture	-	-
Total commercial	7,367	7,484

Consumer
Residential mortgage	6,291	6,353
Home equity	34	35
Automobile	-	-
Other consumer [1]	153	174
Total consumer	6,478	6,562
Total non-accrual loans	$13,845	$14,046
[1]	Comprised of other revolving credit, installment loans, and overdrafts.

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

Formula Classified: Formula Classified loans are all loans and credit cards delinquent 90 days and over which have yet to be formally classified Special Mention, Substandard or Doubtful by the Bank’s Loan Committee. In most instances, the monthly formula total is comprised primarily of residential real estate loans, consumer loans, credit cards and commercial loans under $250 thousand. However, commercial loans are typically formally classified by the Loan Committee no later than their 90-day delinquency, and those do not become part of the formula classification. Real estate loans 90-days delinquent that are in the foreclosure process, which is typically completed within another 60 days, are not formally classified during this period.

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

The Bank classifies its loan portfolios using internal credit quality ratings, as discussed above under Allowance for Loan Losses. The following table provides a summary of loans by portfolio type and the Bank’s internal credit quality ratings as of March 31, 2017, and December 31, 2016:

	March 31, 2017	December 31, 2016	Increase (Decrease)
	(Dollars in thousands)
Pass:
Commercial & industrial	$213,708	$231,553	$(17,845)
Commercial mortgage	530,730	538,471	(7,741)
Commercial construction	9,446	6,422	3,024
Commercial agriculture	739	747	(8)
Residential mortgage	134,825	137,446	(2,621)
Home equity	466	445	21
Automobile	31,021	30,714	307
Other consumer	202,649	191,467	11,182
Total pass loans	$1,123,584	$1,137,265	$(13,681)

Special Mention:
Commercial & industrial	$10,503	$14,710	$(4,207)
Commercial mortgage	29,878	6,055	23,823
Commercial construction	-	-	-
Commercial agriculture	-	-	-
Residential mortgage	149	152	(3)
Home equity	-	-	-
Automobile	-	-	-
Other consumer	-	-	-
Total special mention loans	$40,530	$20,917	$19,613

Substandard:
Commercial & industrial	$5,638	$1,790	$3,848
Commercial mortgage	7,402	7,521	(119)
Commercial construction	-	-	-
Commercial agriculture	-	-	-
Residential mortgage	420	431	(11)
Home equity	-	-	-
Automobile	-	-	-
Other consumer	-	-	-
Total substandard loans	$13,460	$9,742	$3,718

Formula Classified:
Commercial & industrial	$5	$6	$(1)
Commercial mortgage	219	224	(5)
Commercial construction	-	-	-
Commercial agriculture	-	-	-
Residential mortgage	5,871	5,922	(51)
Home equity	34	35	(1)
Automobile	63	84	(21)
Other consumer	1,300	1,812	(512)
Total formula classified loans	$7,492	$8,083	$(591)

Doubtful:
Commercial & industrial	$-	$-	$-
Commercial mortgage	-	-	-
Commercial construction	-	-	-
Commercial agriculture	-	-	-
Residential mortgage	-	-	-
Home equity	-	-	-
Automobile	-	-	-
Other consumer	-	-	-
Total doubtful loans	$-	$-	$-
Total outstanding loans, gross	$1,185,066	$1,176,007	$9,059

As the above table indicates, the Bank’s total gross loans approximated $1.19 billion at March 31, 2017, up from $1.18 billion at December 31, 2016. The disaggregation of the portfolio by risk rating in the table reflects the following changes between December 31, 2016, and March 31, 2017:

•

Loans rated “pass” decreased by $13.6 million to $1.12 billion at March 31, 2017, down from $1.14 billion at December 31, 2016. The decrease was primarily in commercial & industrial loans, which fell by $17.8 million, commercial mortgage loans, which were down by $7.7 million, and residential mortgage loans, which had a downward fluctuation of $2.6 million. These decreases were offset by increases in other consumer loans by $11.2 million, commercial construction loans by $3.0 million and automobile loans by $307 thousand. The decreases are primarily in: (i) commercial & industrial loans, due to payoffs and paydowns, (ii) commercial mortgage loans, due to one loan relationship reclassified from “pass” to “special mention” and (iii) residential mortgage loans, due to payoffs and paydowns. The increase in other consumer loans was primarily due to consumer loan promotions. The increase in commercial construction was primarily due to new construction loans of $2.5 million in Guam. The increase in automobile loans was primarily due to new dealer loan bookings.

•

The “special mention” category, at $40.5 million, was $19.6 million higher at March 31, 2017, than at December 31, 2016. This is attributed to an increase in special mention commercial mortgage loans by $23.8 million, primarily as a result of one loan relationship reclassified from “pass” to “special mention”, partially offset by a decline in special mention commercial & industrial loans by $4.2 million, principally due to one $3.9 million loan relationship being reclassified from “special mention” to “substandard.”

•

Loans classified “substandard” increased by $3.7 million, to $13.5 million at March 31, 2017, from $9.7 million at December 31, 2016. The increase was mainly the result of the reclassification of one loan relationship to “substandard” from “special mention.”

•	The “formula classified” category decreased by $591 thousand, to $7.5 million from $8.1 million, primarily due to a decrease of $512 thousand (0.3%) in other consumer loans.
•	There were no loans classified as “doubtful” at either March 31, 2017, or December 31, 2016.

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the original contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

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

The following table sets forth information regarding non-accrual loans and restructured loans, at March 31, 2017, and December 31, 2016:

	March 31, 2017	December 31, 2016
	(Dollars in thousands)
Impaired loans:
Restructured loans:
Non-accruing restructured loans	$6,453	$6,589
Accruing restructured loans	255	265
Total restructured loans	6,708	6,854
Other non-accruing impaired loans	7,392	7,457
Total impaired loans	$14,100	$14,311

Impaired loans less than 90 days delinquent and included in total impaired loans	$10,618	$10,206

The table below contains additional information with respect to impaired loans, by portfolio type, at March 31, 2017, and December 31, 2016:

	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
March 31, 2017, With no related allowance recorded:
Commercial & industrial	$1,293	$2,927	$1,312	$2
Commercial mortgage	6,329	6,569	6,356	-
Commercial construction	-	-	-	-
Commercial agriculture	-	-	-	-
Residential mortgage	6,291	6,312	6,417	-
Home equity	34	34	34	-
Automobile	-	-	-	-
Other consumer	153	154	155	-
Total impaired loans with no related allowance	$14,100	$15,996	$14,274	$2

March 31, 2017, With an allowance recorded:
Commercial & industrial	$-	$-	$-	$-
Commercial mortgage	-	-	-	-
Commercial construction	-	-	-	-
Commercial agriculture	-	-	-	-
Residential mortgage	-	-	-	-
Home equity	-	-	-	-
Automobile	-	-	-	-
Other consumer	-	-	-	-
Total impaired loans with no related allowance	$-	$-	$-	$-

December 31, 2016, With no related allowance recorded:
Commercial & industrial	$1,359	$2,993	$1,497	$-
Commercial mortgage	6,390	6,629	7,710	-
Commercial construction	-	-	-	-
Commercial agriculture	-	-	-	-
Residential mortgage	6,353	6,375	6,896	2
Home equity	35	35	36	-
Automobile	-	-	-	-
Other consumer	174	175	142	-
Total impaired loans with no related allowance	$14,311	$16,207	$16,281	$2

December 31, 2016, With an allowance recorded:
Commercial & industrial	$-	$-	$-	$-
Commercial mortgage	-	-	-	-
Commercial construction	-	-	-	-
Commercial agriculture	-	-	-	-
Residential mortgage	-	-	-	-
Home equity	-	-	-	-
Automobile	-	-	-	-
Other consumer	-	-	-	-
Total impaired loans with no related allowance	$-	$-	$-	$-

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

Troubled Debt Restructurings

In accordance with FASB’s Accounting Standard Update No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring” (ASU No. 2011-02), the Bank had $6.7 million of troubled debt restructurings (TDRs) as of March 31, 2017, down by $146 thousand from $6.9 million at December 31, 2016, and entirely in commercial mortgage loans. The restructured loans recorded with the Bank have been modified for the purpose of alleviating temporary impairments to the borrower’s financial condition. The modifications that the Bank has extended to borrowers have come in the form of a change in the amortization terms, a reduction in the interest rate, and interest-only payments. The workout plan between the borrower and the Bank is designed to provide a bridge for cash flow shortfalls in the near term. As the borrower works through the near-term issues, in most cases, the original contractual terms will be reinstated.

Additional information regarding performing and nonperforming TDRs at March 31, 2017, and December 31, 2016, is set forth in the following table:

		Pre-Modification Outstanding		Post-Modification Outstanding	Outstanding Balance
	Number of Loans	Recorded Investment	Principal Modifications	Recorded Investment	March 31, 2017	December 31, 2016
Performing
Residential mortgage	-	$-	$-	$-	$-	$-
Commercial mortgage	1	270	-	270	255	265
Automobile	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total Performing	1	270	-	270	255	265
Nonperforming
Residential mortgage	-	$-	$-	$-	$-	$-
Commercial mortgage	10	10,662	-	10,653	6,453	6,589
Automobile	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total Nonperforming	10	$10,662	$-	$10,653	$6,453	$6,589
Total Troubled Debt Restructurings (TDRs)	11	$10,932	$-	$10,923	$6,708	$6,854

Principal Modification includes principal forgiveness at the time of modification, contingent principal forgiveness granted over the life of the loan based on borrower performance, and principal that has been legally separated and deferred to the end of the loan, with zero percent contractual interest rate.

During the three-month periods ended March 31, 2017 and 2016, no loans were modified as troubled debt restructurings.

There were no defaults on troubled debt restructurings, within twelve months following the modification, during the three months ended March 31, 2017 and 2016.

Note 6 – Commitments and Contingencies

The Bank is involved in certain legal actions and claims that arise in the ordinary course of business. Management believes that, as a result of its legal defenses and insurance arrangements, none of these matters is expected to have a material adverse effect on the Bank’s, BGIIS’s or the Company’s financial condition, results of operations or cash flows.

Note 7 – Regulatory Capital Requirements

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). As of March 31, 2017, and December 31, 2016, the Bank met all capital adequacy requirements to which it is subject.

In December 2010, the Basel Committee on Bank Supervision (“Basel Committee”) released its final framework for strengthening international capital and liquidity regulation, now officially identified as “Basel III,” which, when fully phased-in, would require bank holding companies and their bank subsidiaries to maintain substantially more capital than had previously been required, with a greater emphasis on common equity.

In July 2013, the U.S. banking regulatory agencies approved the U.S. version of Basel III. The agencies-adopted version of Basel III revises the risk-based and leverage capital requirements and the method for calculating risk-weighted assets to make them consistent with Basel III and to meet the requirements of the Dodd-Frank Act. Although many of the rules contained in these final regulations are applicable only to large, internationally active banks, some of them apply on a phased-in basis to all banking organizations, including the Company and the Bank. Among other things, the rules establish a new minimum common equity Tier 1 ratio (4.5% of risk-weighted assets), a higher minimum Tier 1 risk-based capital requirement (6.0% of risk-weighted assets) and a minimum non-risk-based leverage ratio (4.00%, eliminating a 3.00% exception for higher rated banks). The new additional capital conservation buffer of 2.5% of risk weighted assets over each of the required capital ratios will be phased in from 2016 to 2019 (1.25% in 2017 and 0.625% in 2016) and must be met to avoid limitations on the ability of the Company and the Bank to pay dividends, repurchase shares or pay discretionary bonuses. An additional “countercyclical capital buffer” is required for larger and more complex institutions. The new rules assign higher risk weighting to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. The rules also change the permitted composition of Tier 1 capital to exclude trust preferred securities, mortgage servicing rights and certain deferred tax assets, and include unrealized gains and losses on available-for-sale debt and equity securities (through a one-time opt out option for Standardized Banks (banks with less than $250 billion of total consolidated assets and less than $10 billion of foreign exposures) which the Company and the Bank elected at March 31, 2015). The rules, including alternative requirements for smaller community financial institutions like the Company and the Bank, will be phased in through 2019.

As of March 31, 2017, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of March 31, 2017, and December 31, 2016, are also presented in the table below.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2017:
Total capital (to Risk Weighted Assets)	$146,366	12.653%	$106,999	9.250%	$115,675	10.000%
Tier 1 capital (to Risk Weighted Assets)	$131,895	11.402%	$83,864	7.250%	$92,540	8.000%
Tier 1 capital (to Average Assets)	$131,895	6.970%	$87,524	4.625%	$94,620	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$126,895	10.970%	$66,513	5.750%	$75,189	6.500%

At December 31, 2016:
Total capital (to Risk Weighted Assets)	$144,827	12.610%	$99,023	8.625%	$114,809	10.000%
Tier 1 capital (to Risk Weighted Assets)	$130,463	11.360%	$76,061	6.625%	$91,847	8.000%
Tier 1 capital (to Average Assets)	$130,463	7.060%	$73,937	4.000%	$92,421	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$125,463	10.930%	$58,839	5.125%	$74,626	6.500%

In addition, the Company’s actual capital amounts and ratios as of March 31, 2017, and December 31, 2016, are also presented in the table below.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2017:
Total capital (to Risk Weighted Assets)	$151,267	13.043%	$107,280	9.250%	$115,978	10.000%
Tier 1 capital (to Risk Weighted Assets)	$136,759	11.792%	$84,084	7.250%	$92,783	8.000%
Tier 1 capital (to Average Assets)	$136,470	7.200%	$87,665	4.625%	$94,773	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$126,977	10.948%	$66,687	5.750%	$75,386	6.500%

At December 31, 2016:
Total capital (to Risk Weighted Assets)	$149,540	12.990%	$106,483	9.250%	$115,117	10.000%
Tier 1 capital (to Risk Weighted Assets)	$135,138	11.739%	$83,460	7.250%	$92,093	8.000%
Tier 1 capital (to Average Assets)	$135,138	7.299%	$85,633	4.625%	$92,576	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$125,355	10.889%	$66,192	5.750%	$74,826	6.500%

Stock Purchase Plan

Under the Bank’s 2011 Employee Stock Purchase Plan, eligible employees can purchase, through payroll deductions, shares of common stock at a discount. The right to purchase stocks is granted to eligible employees during a quarterly offer period that is established from time to time by the Board of Directors of the Company. Eligible employees cannot accrue the right to purchase more than $25 thousand worth of stock at the fair market value at the beginning of each offer period. Eligible employees also may not purchase more than one thousand five hundred (1,500) shares of stock in any one offer period. The shares are purchased at 85% of the fair market price of the stock on the enrollment date. Proceeds from the issuance of common stock under this Plan were $60 thousand during the first three months of 2017, compared to proceeds of $56 thousand during the year-earlier period.

Non-Cumulative Perpetual Preferred Stock

Commencing September 15, 2016, the Company offered a private placement of securities for the issuance and sale of an aggregate of 10,000 shares of its new, non-voting Series A Non-Cumulative Perpetual Preferred Stock (the “Series A Preferred Stock”). These securities were offered to various accredited and a limited number of non-accredited investors for total proceeds of up to $10 million (the “Offering”). Each subscriber could purchase a minimum number of Series A Preferred Stock equivalent to at least $250,000 (250 shares). This offering carried a subscription price of $1,000.00 per share and an initial fixed yield of 5.5% per annum, but the yield becomes floating at June 30, 2021, after which the annual yield will be the three-month LIBOR rate plus 4.825%. The Series A Preferred Stock carries a liquidation preference of $1 thousand per share. The Offering agreement contains customary warranties, representations and indemnification provisions, and expired on December 31, 2016. At March 31, 2017, 9,783 of these shares were issued and outstanding.

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

A summary of financial instruments with off-balance-sheet risk at March 31, 2017, and December 31, 2016, is as follows:

	March 31, 2017	December 31, 2016
Commitments to extend credit	$140,320	$152,585
Letters of credit:
Standby letters of credit	$52,071	$52,396
Commercial letters of credit	2,867	3,045
Total	$54,938	$55,441

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

The Bank considers its standby and other letters of credit to be payment guarantees. At March 31, 2017, the maximum undiscounted future payments that the Bank could be required to make for all outstanding letters of credit were $54.9 million. All of these arrangements mature within one year. The Bank has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized; however, several are unsecured. The Bank had recorded $19.5 thousand in reserve liabilities associated with these guarantees at March 31, 2017.

Note 9 – Income Taxes

We record an amount equal to the tax credits, tax loss carry-forwards and tax deductions (“tax benefits”) that we believe will be available to us to offset or reduce the amounts of our income taxes in future periods as a deferred tax asset on our Statements of Condition. Under applicable federal and state income tax laws and regulations in the United States, such tax benefits will expire if not used within specified periods of time. Accordingly, the ability to fully use our deferred tax asset depends on the amount of taxable income that we generate during those time periods. At least once each year, or more frequently if warranted, we make estimates of future taxable income that we believe we are likely to generate during those future periods. If we conclude, on the basis of those estimates and the amount of the tax benefits available to us, that it is more likely than not that we will be able to fully utilize those tax benefits prior to their expiration, we recognize the deferred tax asset in full on our balance sheet. On the other hand, if we conclude on the basis of those estimates and the amount of the tax benefits available to us that it has become more likely than not that we will be unable to utilize those tax benefits in full prior to their expiration, then we would establish a (or increase any existing) valuation allowance to reduce the deferred tax asset on our balance sheet to the amount which we believe we are more likely than not to be able to utilize. Such a reduction is implemented by recognizing a non-cash charge that would have the effect of increasing the provision, or reducing any credit, for income taxes that we would otherwise have recorded in our statements of income. The determination of whether and the extent to which we will be able to utilize our deferred tax asset involves significant management judgments and assumptions that are subject to period-to-period changes as a result of changes in tax laws, changes in the market, or economic conditions that could affect our operating results or variances between our actual operating results and our projected operating results, as well as other factors.

A valuation allowance of $3.2 million has been provided at March 31, 2017, and December 31, 2016, to reduce the deferred tax asset because, in management’s opinion, it is more likely than not that less than the entire amount will be realized. The portion of the deferred tax asset with valuation allowance is attributable to a cumulative net operating loss carry forward from the Bank’s CNMI operations, which losses management anticipates will continue. The charge from the net operating loss has already been realized in the accompanying statements of income as a result of the Guam income tax code.

The difference between the effective income tax expense and the income tax expense computed at the Guam statutory rate was due to nontaxable interest income earned on loans to the Government of Guam.

In addition to filing a federal income tax return in Guam, the Bank files income tax returns in the CNMI and the State of California. The Bank is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2010.

Note 10 – Fair Value Measurements

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

Financial assets measured at fair value on a recurring basis as of March 31, 2017, and December 31, 2016, are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At March 31, 2017
U.S. treasury notes and bonds	$59,535	$-	$-	$59,535
U.S. government agency and sponsored enterprise (GSE) debt securities	-	52,169	-	52,169
U.S. government agency pool securities	-	256,944	-	256,944
U.S. government agency or GSE	-	60,983	-	60,983
Other assets:
MSRs	-	-	1,529	1,529
Total fair value	$59,535	$370,096	$1,529	$431,160

At December 31, 2016
U.S. treasury notes and bonds	$72,378	$-	$-	$72,378
U.S. government agency and sponsored enterprise (GSE) debt securities	-	52,053	-	52,053
U.S. government agency pool securities	-	237,126	-	237,126
U.S. government agency or GSE	-	58,323	-	58,323
Other assets:
MSRs	-	-	1,527	1,527
Total fair value	$72,378	$347,502	$1,527	$421,407

There were no liabilities measured at fair value on a recurring basis as of March 31, 2017, and December 31, 2016.

During the three months ended March 31, 2017 and 2016, the changes in Level 3 assets measured at fair value on a recurring basis are as follows:

	Three Months Ended March 31,
	2017	2016
Beginning balance	$1,561	$1,462
Realized and unrealized net gains:
Included in net income	2	64
Included in other comprehensive income	-	-
Purchases, issuance and settlements
Purchases	-	-
Issuances	-	35
Settlements	-	-
Ending balance	$1,563	$1,561

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

The following table presents quantitative information about the valuation technique and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring basis:

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs
March 31, 2017
Financial instrument:
MSRs	$1,529	Discounted Cash Flow	Discount Rate	6.50% - 9.25%
			Weighted Average Prepayment Rate (Public Securities Association)	125%
December 31, 2016
Financial instrument:
MSRs	$1,527	Discounted Cash Flow	Discount Rate	6.08% - 9.25%
			Weighted Average Prepayment Rate (Public Securities Association)	125%

There were no transfers into or out of the Bank’s Level 3 financial instruments for the periods ended March 31, 2017, and December 31, 2016.

Nonrecurring Fair Value Measurements

Under certain circumstances, the Bank makes adjustments to fair value for assets and liabilities even though they are not measured at fair value on an ongoing basis. The following table presents the financial instruments carried on the consolidated statements of condition by caption and by level in the fair value hierarchy at March 31, 2017, and December 31, 2016, for which a nonrecurring change in fair value has been recorded:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2017
Financial assets:
Loans, net
Impaired loans	$-	$-	$-	$-

Other assets
Other real estate owned	$-	$-	$2,688	$2,688

December 31, 2016
Financial assets:
Loans, net
Impaired loans	$-	$-	$-	$-

Other assets
Other real estate owned	$-	$-	$2,746	$2,746

The fair value of loans subject to write downs is estimated using the appraised value of the underlying collateral, discounted as necessary due to management’s estimates of changes in economic conditions.

Additionally, the Bank also makes adjustments to nonfinancial assets and liabilities even though they are not measured at fair value on an ongoing basis. With the exception of other real estate owned, the Bank does not have nonfinancial assets or liabilities for which a nonrecurring change in fair value has been recorded during the periods ended March 31, 2017, and December 31, 2016.

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

Federal Home Loan Bank Stock

The Bank is a member of the Federal Home Loan Bank of Des Moines (“FHLB”).  As a member, we are required to own stock of the FHLB, the amount of which is based primarily on the level of our borrowings from that institution.  We also have the right to acquire additional shares of stock in the FHLB; however, to date, we have not done so. It is not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability.

Investment Securities

When quoted prices are available in an active market, the Bank classifies the securities within Level 1 of the valuation hierarchy. Level 1 securities include U.S. Treasury notes and bonds.

If quoted market prices are not available, the Bank estimates fair values using pricing models and discounted cash flows that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, and credit spreads. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include U.S. GSE obligations, U.S. government agency pool securities, and other securities. Mortgage-backed securities are included in Level 2 if observable inputs are available. In certain cases where there is limited activity or less transparency around inputs to the valuation, the Bank would classify those securities in Level 3. At March 31, 2017, and December 31, 2016, the Bank did not have any Level 3 investment securities.

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

Fair Value of Other Financial Instruments

The estimated fair values of the Bank’s financial instruments, excluding those assets recorded at fair value on a recurring basis on the Bank’s consolidated statements of condition, are as follows:

		Estimated fair value
	Carrying Amount	Level 1	Level 2	Level 3
March 31, 2017	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$141,779	$141,779	$-	$-
Restricted cash	400	400	-	-
Federal Home Loan Bank stock	2,303	N/A	N/A	N/A
Investment securities held-to-maturity	94,683	-	95,717	-
Loans	1,167,166	-	-	1,158,724
Total	$1,406,331	$142,179	$95,717	$1,158,724

Financial liabilities:
Deposits	1,760,991	-	-	1,761,657
Total	$1,760,991	$-	$-	$1,761,657

December 31, 2016	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$176,651	$176,651	$-	$-
Restricted cash	400	400	-	-
Federal Home Loan Bank stock	1,855	N/A	N/A	N/A
Investment securities held-to-maturity	96,167	-	97,063	-
Loans	1,158,045	-	-	1,149,937
Total	$1,433,118	$177,051	$97,063	$1,149,937

Financial liabilities:
Deposits	$1,778,670	$-	$-	$1,767,345
Total	$1,778,670	$-	$-	$1,767,345

Note 11 – Comprehensive Income

The components of accumulated other comprehensive income, including stockholders’ equity, are as follows:

	Three Months Ended March 31,
	2017	2016
Net unrealized (loss) gain on available for sale securities	$(3,034)	$63
Amounts reclassified from AOCI for (loss) gain on sale of investment securities available for sale included in net income	13	$(9)
Tax effect	1,027	(18)
Unrealized holding (loss) gain on available for sale securities, net of tax	(1,994)	36
Gross unrealized holding loss on held to maturity securities	(1,620)	(2,065)
Amortization of unrealized holding loss on held to maturity during the period	108	110
Unrealized holding loss on held to maturity securities	(1,512)	(1,955)
Accumulated other comprehensive income	(3,506)	(1,919)

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

Other than holding the shares of the Bank, BGIIS and ASC Trust Corporation, the Company conducts no significant activities, although it is authorized, with the prior approval of its principal regulator, the Board of Governors of the Federal Reserve System, to engage in a variety of activities related to the business of banking. Currently, substantially all of the Company’s operations are conducted and substantially all of its assets are owned by the Bank, which accounts for substantially all of our consolidated revenues, expenses and operating income. The Bank’s headquarters is located in Hagåtña, Guam, and the Bank provides a variety of financial services to individuals, businesses and government entities through its branch network. The Bank’s primary deposit products are demand deposits, savings and time certificates of deposit, and its primary lending products are consumer, commercial and real estate loans. The Bank also provides many other financial services to its customers. BGIIS is a registered investment company, primarily involved in providing investment advisory services and trading securities for its customers. ASC Trust Corporation is primarily involved in administering 401(k) retirement plans and other employee benefit programs for its customers.

Summary of Operating Results

The following table provides unaudited comparative information with respect to our results of operations for the three months ended March 31, 2017 and 2016, respectively:

	Three Months Ended March 31,
	2017 Amount	2016 Amount	% Change
Interest income	$19,087	$17,936	6.4%
Interest expense	530	463	14.5%
Net interest income before provision for loan losses	18,557	17,473	6.2%
Provision for loan losses	1,183	1,145	3.3%
Net interest income after provision for loan losses	17,374	16,328	6.4%
Non-interest income	3,039	2,859	6.3%
Non-interest expense	17,155	15,160	13.2%
Income before income taxes	3,258	4,027	-19.1%
Income tax expense	973	1,108	-12.2%
Net income	$2,285	$2,919	-21.7%

Net income per common share
Basic net income	$0.25	$0.32
Diluted net income	$0.25	$0.32

As the above table indicates, our net income decreased in the three months ended March 31, 2017, as compared to the corresponding period in 2016. In the three months ended March 31, 2017, we recorded net income after taxes of $2.3 million, a decrease of $634 thousand (or 21.7%) as compared to the same period in 2016. These results were most significantly impacted by higher non-interest expense, which increased by $2.0 million, but was partially offset by an increase of $1.1 million in net interest income, an increase of $180 thousand in non-interest income, and a decrease of $135 thousand in income tax expense. The increase in non-interest expense in the three months ended March 31, 2017, as compared to the same period in 2016, was largely attributed to an increase in salaries and employee benefits expenses, which went up by $956 thousand, an increase of general, administrative and other expenses of $529 thousand and an increase of $315 thousand in equipment and depreciation expenses, only partially offset by a decrease of $134 thousand in professional services expense. The increase in net interest income was due to an increase in total interest income of $1.2 million, generated primarily by an increase of $551 thousand in earnings from our investment portfolio and an increase of $520 thousand in our earnings from our loan portfolio, only partially offset by the increase in total interest expense by $67 thousand that resulted from the increase of $231.0 million in our average interest-bearing liabilities. The decrease in income tax expense was due to the reduction of $769 thousand in pre-tax income.

The following table shows the decrease in our net interest margin in the three months ended March 31, 2017, but it also indicates the impact that the decrease in our net income had on our annualized returns on average assets and average equity during that period, as compared to the corresponding three-month period of 2016, despite the lower net interest margin:

	Three Months Ended March 31,
	2017	2016
Net interest margin	4.09%	4.51%
Return on average assets	0.48%	0.72%
Return on average equity	6.84%	10.20%

Critical Accounting Policies

The Company’s significant accounting policies are set forth in Note 2 in the Notes to the Company’s Annual Report on Form 10-K for 2016 filed with the SEC on March 14, 2017, and Note 2 of Item 1 in this report. Our unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and general practices in the banking industry. Certain of those accounting policies are considered critical accounting policies because they require us to make assumptions and judgments regarding circumstances or trends that could affect the carrying values of our material assets, such as assumptions regarding economic conditions or trends that could impact our ability to fully collect our outstanding loans or ultimately realize the carrying values of certain of our other assets, such as securities that are available for sale. If adverse changes were to occur in the events, trends or other circumstances on which our assumptions or judgments have been based, or other unanticipated events were to happen that might affect our operating results, it could become necessary under GAAP for us to reduce the carrying values of the affected assets in our Statement of Condition. In addition, because reductions in the carrying values of assets are sometimes effectuated by or require charges to income, such reductions also may have the effect of reducing our income.

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

The following table sets forth our interest income, interest expense and net interest income, and our annualized net interest margin for the three months ended March 31, 2017 and 2016, respectively:

	Three Months Ended March 31,
	2017	2016	% Change
Interest income	$19,087	$17,936	6.42%
Interest expense	530	463	14.47%
Net interest income	$18,557	$17,473	6.20%

Net interest margin	4.09%	4.51%	-0.42%

Net interest income increased by 6.2% for the three months ended March 31, 2017, as compared to the corresponding period in 2016.

For the three months ended March 31, 2017, net interest income rose by $1.1 million as compared to the same period in 2016. Total interest income increased by $1.2 million, principally because of a $551 thousand increase in our investment earnings, supplemented by a $520 thousand increase in interest earned on our loan portfolio. The reduction in our net interest margin was primarily the result of a 0.29% decrease in the yield on a significantly larger average balance in our loan portfolio.

Average Balances

Distribution, Rate and Yield

The following table sets forth information regarding our average balance sheet, annualized yields on interest-earning assets and interest rates on interest-bearing liabilities, the interest rate spread and the interest rate margin for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017			2016
	Average Balance	Interest Earned/Paid	Average Yield/Rate	Average Balance	Interest Earned/Paid	Average Yield/Rate
Interest earning assets:
Short term investments[1]	$113,575	$183	0.64%	$116,608	$103	0.35%
Investment Securities²	520,845	1,752	1.35%	343,211	1,201	1.40%
Loans³	1,180,901	17,152	5.81%	1,090,331	16,632	6.10%
Total earning assets	1,815,321	19,087	4.21%	1,550,150	17,936	4.63%
Noninterest earning assets	80,907			75,944
Total Assets	$1,896,228			$1,626,094

Interest-bearing liabilities:
Interest-bearing checking accounts	$282,600	$83	0.12%	$183,607	$52	0.11%
Money market and savings accounts	944,611	409	0.17%	820,638	371	0.18%
Certificates of deposit	50,956	38	0.30%	44,478	37	0.33%
Other borrowings	-	-	0.00%	100	3	3.00%
Total interest-bearing liabilities	1,278,167	530	0.17%	1,048,823	463	0.18%
Non-interest bearing liabilities	484,501			462,760
Total Liabilities	1,762,668			1,511,583
Stockholders’ equity	133,560			114,511
Total Liabilities and Stockholders’ Equity	$1,896,228			$1,626,094

Net interest income		$18,557			$17,473

Interest rate spread			4.04%			4.45%
Net interest margin			4.09%			4.51%
(¹)	Short term investments consist of interest-bearing deposits that we maintain with other financial institutions.
(2)	Includes all investment securities in the Available-for-Sale and the Held-to-Maturity classifications.
(3)

Loans include the average balance of non-accrual loans. Loan interest income includes loan fees of $353.2 thousand in the first three months of 2017 and $524.6 thousand during the first quarter of 2016.

For the three months ended March 31, 2017, our total average earning assets increased by $265.2 million as compared to the same period in 2016, attributed to the $177.6 million increase in our average investment securities portfolio and the $90.6 million increase in our average loan portfolio, partially offset by the $3.0 million decrease in average short term investments. Average noninterest earning assets increased by $5.0 million, principally due to a $1.1 million increase in cash and due from banks and a $3.0 million investment in an unconsolidated subsidiary. The overall year-over-year growth of 17.1% in our average earning assets was the result of continued growth in our deposit base and an increase in non-interest bearing liabilities, supplemented by growth in our average stockholders’ equity. In the three months ended March 31, 2017, average total interest-bearing liabilities increased by $229.3 million in comparison to the three months ended March 31, 2016, comprised of a $124.0 million increase in average interest-bearing money market and savings accounts, and an increase in average interest-bearing checking accounts by $99.0 million that resulted from improvements in the level of economic activity in the island markets that we serve, but also reflects the growth of $6.5 million in average interest-bearing time deposits. The additional increase of $21.7 million in average non-interest bearing liabilities, primarily in traditional checking accounts, resulted in an overall increase of $251.1 million in average total liabilities. During the first quarter of 2017, average stockholders’ equity increased by $19.0 million (16.6%) in comparison to the year-earlier period.

Our interest rate spread decreased by 0.41% and our net interest margin dropped by 0.42% in the three months ended March 31, 2017, as compared to the same period in 2016. The decrease in our interest rate spread is primarily attributed to the 0.42% decrease in the average yield on our interest earning assets, which was tempered by a 0.01% decrease in the average cost of our interest-bearing liabilities. The 0.42% decrease in our net interest margin resulted from the 17.1% increase in our average total interest-earning assets exceeding the 6.2% increase in our net interest income.

Provision for Loan Losses

We maintain allowances for probable loan losses that are incurred as a normal part of the banking business. As more fully discussed in Note 5 of the notes to the unaudited condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q, an allowance for loan losses has been established by management in order to provide for those loans which, for a variety of reasons, may not be repaid in their entirety. The allowance is maintained at a level considered by management to be adequate to provide for probable losses that are incurred as of the balance sheet date and based on methodologies applied on a consistent basis with the prior year. Management’s review of the adequacy of the allowance includes, among other things, loan growth, changes in the composition of the loan portfolio, an analysis of past loan loss experience and management’s evaluation of the loan portfolio under current economic conditions.

The allowance for loan losses is based on estimates, and ultimate losses will vary from current estimates. The Bank recognizes that credit losses will be experienced and the risk of loss will vary with, among other things: general economic conditions; the type of loan being made; the credit worthiness of the borrower over the term of the loan; and, in the case of a collateralized loan, the quality and valuation of the collateral for such loan. The allowance for loan losses represents the Bank’s best estimate of the allowance necessary to provide for probable losses in the portfolio as of the balance sheet date.

If management determines that it is necessary to increase the allowance for loan losses, a provision for loan losses is recorded. For the three months ended March 31, 2017, the Bank’s provision for loan losses was $1.2 million, which was $38 thousand higher than during the corresponding period of 2016.

Management believes that the provision recorded was sufficient to offset the incremental risk of loss inherent in the increase of $9.1 million in our gross loan portfolio from $1.18 billion at December 31, 2016, to $1.19 billion at March 31, 2017, and to replenish the allowance for loan charge-offs recorded during the same period. The allowance for loan losses at March 31, 2017, stood at $15.3 million or 1.29% of total gross loans outstanding as of the balance sheet date, a decrease of $100.0 thousand (0.6%) from December 31, 2016.   We recorded net loan charge-offs of $1.3 million and $1.2 million for the three-month periods ended March 31, 2017 and 2016, respectively. See “Analysis of Allowance for Loan Losses” in the Financial Condition Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for more detailed information.

Non-Interest Income

The table below represents the major components of non-interest income and the changes therein for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017 Amount	2016 Amount	Amount Change	Percent Change
Non-interest Income
Service charges and fees	$1,398	$1,433	$(35)	-2.4%
Investment securities (loss) gain, net	(13)	9	(22)	-244.4%
Income from merchants	590	256	334	130.5%
Income from cardholders	168	265	(97)	-36.6%
Trustee fees	196	137	59	43.1%
Other income	700	759	(59)	-7.8%
Total non-interest income	$3,039	$2,859	$180	6.3%

For the three months ended March 31, 2017, non-interest income totaled $3.0 million, which represented an increase of $180 thousand (6.3%) as compared to the same period in 2016. The growth is primarily attributed to the $334 thousand increase in income from merchant services, our charges to merchants for which we perform credit and debit card clearings, partially offset by decreases in other elements of non-interest income that represent normal revenue fluctuations. The increase in income from merchant services was primarily the result of a reduction in cross-border fees charged by one card company, an increase in the number of merchants serviced, from 1,325 to 1,501, and the discontinuation of services to a merchant for which our revenues were exceeded by our costs of providing the services.

Non-interest Expense

The table below represents the major components of non-interest expense and the changes for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017 Amount	2016 Amount	Amount Change	Percent Change
Non-Interest Expense:
Salaries & employee benefits	$8,370	$7,414	$956	12.89%
Occupancy	1,556	1,542	14	0.91%
Equipment and depreciation	2,022	1,707	315	18.45%
Insurance	405	399	6	1.50%
Telecommunications	437	399	38	9.52%
FDIC insurance assessment	396	325	71	21.85%
Professional services	452	586	(134)	-22.87%
Contract services	504	441	63	14.29%
Other real estate owned	55	1	54	5400.00%
Stationery & supplies	195	219	(24)	-10.96%
Training & education	306	199	107	53.77%
General, administrative & other	2,457	1,928	529	27.44%
Total Non-Interest Expenses	$17,155	$15,160	$1,995	13.16%

For the three months ended March 31, 2017, non-interest expense totaled $17.2 million, which represented a $2.0 million (13.2%) increase as compared to the same period in 2016. The increase is primarily attributed to the $956 thousand increase in salaries and employee benefits, the $529 thousand increase in general, administrative and other expenses, and the $315 thousand increase in equipment and depreciation expense. The increase in salaries and employee benefits was due to normal, recurring merit increases in salaries and an increase in the number of full-time equivalent employees needed to accommodate the growth of the Bank. The increase in general, administrative and other expense resulted primarily from increases of $142 thousand in public relations and donations expenses associated with the Bank’s 45th anniversary, along with an $88 thousand increase in deferred compensation expense and a $60 thousand increase in legal expenses. The rise in equipment and depreciation expense was primarily due to a $269 thousand increase in computer maintenance expenses as the Bank continues to upgrade and enhance its information technology capabilities.

Income Tax Expense

For the three months ended March 31, 2017, the Bank recorded an income tax expense of $973 thousand. This was $135 thousand lower than the income tax expense recorded for the corresponding period in 2016. The primary cause of this decrease was the reduction in pre-tax net income of $769 thousand, attenuated by the higher tax rate applied to the earnings from our loan portfolio and the payoff of a tax exempt government loan. The effective tax rate was 29.9% and 27.5% for the three months ended March 31, 2017 and 2016, respectively.  The increase in effective tax rate was caused by interest income on loans increasing at a disproportionate rate as compared to interest income that is exempt from tax.

Financial Condition

Assets

As of March 31, 2017, total assets were $1.91 billion, a decrease of 0.8% from the $1.92 billion at December 31, 2016. This $15.3 million decrease was comprised of the $34.9 million drop in our total cash and cash equivalents and the decrease of $1.5 million reduction in our investment in held-to-maturity investments. These decreases were partially offset by the $9.8 million increase in our investment securities that are classified as available-for-sale, the $9.1 million expansion in our loan portfolio, net of the allowance for loan losses and deferred fee income, the $960 thousand increase in items collectively categorized as other assets, the additional $665 thousand in accrued interest receivable and $448 thousand more in our holdings of Federal Home Loan Bank stock. By devoting more of our assets to net loans, we were able to raise the proportion of net loans to total assets from 60.3% to 61.2%. The remainder of the decline in assets was offset by the $1.2 million increase in retained earnings, the $836 thousand rise in other liabilities and the reversal of $266 thousand in accumulated other comprehensive loss as asset prices in our available-for-sale investment portfolio were partially revived.

Interest-Earning Assets

The following table sets forth the composition of our interest-earning assets at March 31, 2017, as compared to December 31, 2016:

	March 31, 2017	December 31, 2016	Variance
Interest-earning deposits with financial institutions (including restricted cash)	$118,066	$151,313	$(33,247)
Federal Home Loan Bank stock, at cost	2,303	1,855	448
Investment securities available for sale	429,631	419,880	9,751
Investment securities held to maturity	94,683	96,167	(1,484)
Loans, gross	1,185,066	1,176,007	9,059
Total interest-earning assets	$1,829,749	$1,845,222	$(15,473)

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

A summary of the balances of loans at March 31, 2017, and December 31, 2016, follows:

	March 31, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
Commercial
Commercial & industrial	$229,854	19.4%	$248,059	21.1%
Commercial mortgage	568,229	47.9%	552,272	47.0%
Commercial construction	9,446	0.8%	6,421	0.5%
Commercial agriculture	739	0.1%	747	0.1%
Total commercial	808,268	68.2%	807,499	68.7%
Consumer
Residential mortgage	141,265	11.9%	143,951	12.2%
Home equity	500	0.0%	480	0.0%
Automobile	31,084	2.6%	30,798	2.6%
Other consumer loans[1]	203,949	17.2%	193,279	16.4%
Total consumer	376,798	31.8%	368,508	31.3%
Gross loans	1,185,066	100.0%	1,176,007	100.0%
Deferred fee (income) costs, net	(2,565)		(2,527)
Allowance for loan losses	(15,335)		(15,435)
Loans, net	$1,167,166		$1,158,045
[1]	Comprised of other revolving credit, installment loans, and overdrafts.

At March 31, 2017, total gross loans increased by $9.1 million to $1.19 billion from $1.18 billion at December 31, 2016. The increase in loans was largely attributed to an $8.3 million increase in consumer loans to $376.8 million at March 31, 2017, from $368.5 million at December 31, 2016. The increase in consumer loans was due to the $10.7 million increase in other consumer loans and the $286 thousand increase in automobile loans, partially offset by the decrease of $2.7 million in residential mortgage loans. The increase in consumer loans was supplemented by a $769 thousand increase in commercial loans to $808.3 million at March 31, 2017, up from $807.5 million at December 31, 2016. The increase in commercial loans was due to the $16.0 million increase in commercial mortgage loans and the $3.0 million rise in commercial construction, almost entirely offset by the $18.2 million decrease in commercial and industrial loans.

At March 31, 2017, loans outstanding were comprised of approximately 67.26% variable rate loans and 32.74% fixed rate loans.

Since it first opened in 1972, the Bank has expanded its operations and its branch network, first in Guam, then in the other islands of our region and in San Francisco, California. In the interests of enhancing performance and stability through market and industry diversification, the Bank has increased its focus on growth in the San Francisco area in recent years, adding personnel with experience and expertise in the Bay Area. The following table provides figures for loans, net of allowance and deferred fees, in the Bank’s administrative regions for December 31, 2015 and 2016, and March 31, 2017:

	December 31,		March 31,
	2015	2016	2017
Guam	$671,579	$709,715	$705,661
Commonwealth of the Northern Mariana Islands	$71,975	$74,379	$74,255
The Freely Associated States of Micronesia *	$56,301	$75,324	$79,216
California	$254,395	$298,627	$308,034
Total	$1,054,250	$1,158,045	$1,167,166
*	The Freely Associated States (FAS) are comprised of the Federated States of Micronesia (Chuuk, Kosrae, Pohnpei and Yap), the Republic of Palau and the Republic of the Marshall Islands.

As the table indicates, the Bank’s total net loans increased by 0.8% during the three months ended March 31, 2017 and by 9.8% during 2016. By way of comparison, loans in the Freely Associated States of Micronesia increased by 5.2% during the first three months of 2017 and by 33.8% during 2016. Loans in the California region increased by 3.2% during the first quarter of 2017 and by 42.6% in 2016. While the Bank’s overall loan portfolio continues to grow, the California region has provided continued support for the expansion of the Bank. In Guam, though, loans decreased by $4.1 million (0.57%) during the first quarter of 2017 after having grown by $38.1 million (5.7%) in 2016.

Interest-Earning Deposits and Investment Securities

In the current lending and interest rate environment, and in order to maintain sufficient liquidity in the ordinary course of business and in anticipation of one large, scheduled withdrawal, the Bank held $117.7 million in unrestricted interest-earning deposits with financial institutions at March 31, 2017, a decrease of $33.2 million, or 22.0%, from the $150.9 million in such deposits at December 31, 2016. From December 31, 2016, to March 31, 2017, the Bank’s combined investment portfolio increased by $8.2 million, or 1.6%, from $519.1 million to $527.3 million. The growth in the investment portfolio was comprised of a $9.8 million increase in the available-for-sale securities, which rose by 2.3%, from $419.9 million to $429.6 million, partially offset by a $1.5 million decrease in held-to-maturity securities, which declined from $96.2 million to $94.7 million.

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

The following table contains information regarding our nonperforming assets as well as restructured loans as of March 31, 2017, and December 31, 2016:

	March 31, 2017	December 31, 2016
Non-accrual loans:
Commercial & industrial	$1,038	$1,094
Commercial mortgage	6,329	6,390
Residential mortgage	6,291	6,353
Home equity	34	35
Other consumer 1	153	174
Total non-accrual loans	$13,845	$14,046

Loans past due 90 days and still accruing:
Commercial & industrial	$-	$1
Commercial mortgage	-	-
Commercial construction	-	-
Residential mortgage	-	137
Home equity	-	-
Automobile	64	104
Other consumer[1]	1,147	1,640
Total loans past due 90 days and still accruing	$1,211	$1,882
Total nonperforming loans	$15,056	$15,928

Other real estate owned (OREO):
Commercial real estate	$2,078	$2,078
Residential real estate	610	668
Total other real estate owned	$2,688	$2,746

Other nonperforming assets:
Other assets owned	$-	$-
Asset backed security	-	-
Total other nonperforming assets	$-	$-
Total nonperforming assets	$17,744	$18,674

Restructured loans:
Accruing loans	$255	$265
Non-accruing loans (included in nonaccrual loans above)	6,453	6,589
Total restructured loans	$6,708	$6,854
[1]	Comprised of other revolving credit, installment loans, and overdrafts.

The above table indicates that nonperforming loans decreased by $872 thousand during the first three months of 2017, which resulted from the decrease in total non-accrual loans by $201 thousand, from $14.0 million to $13.8 million, and the decrease in total loans past due 90 days and still accruing by $671 thousand to $1.2 million, down from $1.9 million at December 31, 2016. The decrease in total loans past due 90 days and still accruing was primarily due to the $493 thousand reduction in other consumer loans and the elimination of $137 thousand in residential mortgage loans in this category. The reduction in total non-accrual loans is attributed to a decrease in all types of loans in this category.

At March 31, 2017, the Bank’s largest nonperforming loans are primarily due to two commercial real estate mortgage loan relationships in the amount of $5.3 million, both of which are secured by real estate located in Guam. These loans were placed on non-accrual due to deficiencies in the underlying cash flow to service the monthly loan payments and meet operating expenses. At this time, management believes that the collateral and the allowance for loan losses are adequate to cover these loans; however, should property values deteriorate, additional write-downs or additional provisions may be necessary.

Analysis of Allowance for Loan Losses

The allowance for loan losses was $15.3 million, or 1.29% of outstanding gross loans as of March 31, 2017, as compared to $15.4 million, or 1.31% of outstanding gross loans at December 31, 2016.

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

Management assesses the estimated credit losses inherent in the non-classified and classified portions of our loan portfolio by considering a number of factors or elements including:

•	Management’s evaluation of the collectability of the loan portfolio;
•	Historical loss experience in the loan portfolio;
•	Levels of and trending in delinquency, classified assets, non-performing and impaired loans;
•	Effects of changes in underwriting standards and other changes in lending policies, procedures and practices;
•	Experience, ability, and depth of lending management and other relevant staff;
•	Local, regional, and national trends and conditions, including industry-specific conditions;
•	The effect of changes in credit concentration; and
•	External factors such as competition, legal and regulatory conditions, as well as typhoon and other natural disasters.

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

While management believes it uses the best information available for calculating the allowance, the results of operation could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance. The current qualitative and quantitative factors used to calculate the allowance are inherently subjective. The estimates and assumptions are subject to changes in economic prospects and regulatory guidelines, and other circumstances over which management has no control. The allowance may prove in the future to be insufficient to cover all of the losses the Bank may incur and it may be necessary to increase the allowance from time to time as a result of monitoring its adequacy.

The following table summarizes the changes in our allowance for loan losses:

	Commercial	Residential Mortgages	Consumer	Total
	(Dollars in thousands)
Three Months Ended March 31, 2017
Allowance for loan losses:
Balance at beginning of period	$8,599	$1,878	$4,958	$15,435
Charge-offs	-	(1)	(1,618)	$(1,619)
Recoveries	10	1	325	$336
Provision	76	1	1,106	$1,183
Balance at end of period	$8,685	$1,879	$4,771	$15,335

Allowance balance at end of quarter related to:
Loans individually evaluated for impairment	$-	$-	$-	$-
Loans collectively evaluated for impairment	$8,685	$1,879	$4,771	$15,335

Loan balances at end of quarter:
Loans individually evaluated for impairment	$7,622	$6,325	$153	$14,100
Loans collectively evaluated for impairment	800,646	135,440	234,880	1,170,966
Ending Balance	$808,268	$141,765	$235,033	$1,185,066

Three Months Ended March 31, 2016
Allowance for loan losses:
Balance at beginning of period	$6,890	$1,853	$5,416	$14,159
Charge-offs	(206)	(72)	(1,183)	$(1,461)
Recoveries	(4)	1	283	$280
Provision	(43)	183	1,005	$1,145
Balance at end of period	$6,637	$1,965	$5,521	$14,123

Allowance balance at end of quarter related to:
Loans individually evaluated for impairment	$-	$-	$-	$-
Loans collectively evaluated for impairment	$6,637	$1,965	$5,521	$14,123

Loan balances at end of quarter:
Loans individually evaluated for impairment	$10,114	$7,514	$133	$17,761
Loans collectively evaluated for impairment	747,363	135,075	211,707	1,094,145
Ending Balance	$757,477	$142,589	$211,840	$1,111,906

Year Ended December 31, 2016
Allowance for loan losses:
Balance at beginning of year	$6,890	$1,853	$5,416	$14,159
Charge-offs	(276)	(121)	(5,234)	(5,631)
Recoveries	1,691	6	1,310	3,007
Provision	294	140	3,466	3,900
Balance at end of year	$8,599	$1,878	$4,958	$15,435

Allowance balance at end of year related to:
Loans individually evaluated for impairment	$-	$-	$-	$-
Loans collectively evaluated for impairment	$8,599	$1,878	$4,958	$15,435

Loan balances at end of year:
Loans individually evaluated for impairment	$7,749	$6,388	$174	$14,311
Loans collectively evaluated for impairment	799,750	138,043	223,903	1,161,696
Ending Balance	$807,499	$144,431	$224,077	$1,176,007

Total Cash and Cash Equivalents

Total cash and cash equivalents were $141.8 million and $176.7 million at March 31, 2017, and December 31, 2016, respectively. This balance, which is comprised of cash and due from bank balances and interest-bearing deposits that we maintain at other financial institutions (including the Federal Reserve Bank of San Francisco, but excepting restricted cash), will vary depending on daily cash settlement activities, the amount of highly liquid assets needed based on known events such as the repayment of borrowings and scheduled withdrawals, and actual cash on hand in the Bank’s branches. The decrease in the balance during the period was primarily attributed to a government agency’s transfer of funds from an account with the Bank to an investment account in our Trust Department.

The following table sets forth the composition of our cash and cash equivalent balances at March 31, 2017, and December 31, 2016:

	March 31, 2017	December 31, 2016	Variance
Cash and due from banks	$24,113	$25,738	$(1,625)
Interest-bearing deposits with financial institutions	117,666	150,913	(33,247)
Total cash and cash equivalents	$141,779	$176,651	$(34,872)

Investment Securities

The Bank manages its securities portfolio to provide a source of both liquidity and earnings. The Bank has an Asset/Liability Committee (ALCO) that develops and recommends current investment policies to the Board of Directors based on its operating needs and market circumstances. The Bank’s overall investment policy is formally reviewed and approved annually by the Board of Directors, and the Asset/Liability Committee is responsible for monitoring and reporting compliance with the investment policy. Investment portfolio reports are provided to the Board of Directors on a monthly basis.

At March 31, 2017, the carrying value of the investment securities portfolio (excluding ASC Trust Corporation stock and Federal Home Loan Bank stock) totaled $524.3 million, which represents an $8.3 million increase from the portfolio balance of $516.0 million at December 31, 2016. The table below sets forth the amortized cost and fair value of our investment securities portfolio, with gross unrealized gains and losses, at March 31, 2017, and December 31, 2016:

	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$112,589	$-	$(885)	$111,704
U.S. government agency pool securities	258,384	70	(1,510)	256,944
U.S. government agency or GSE residential mortgage-backed securities	61,678	32	(727)	60,983
Total	$432,651	$102	$(3,122)	$429,631
Securities Held-to-Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$44,976	$942	$(34)	$45,884
U.S. government agency pool securities	13,207	35	(21)	13,221
U.S. government agency or GSE residential mortgage-backed securities	36,500	442	(330)	36,612
Total	$94,683	$1,419	$(385)	$95,717

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$125,476	$6	$(1,051)	$124,431
U.S. government agency pool securities	238,615	124	(1,613)	237,126
U.S. government agency or GSE residential mortgage-backed securities	59,049	36	(762)	58,323
Total	$423,140	$166	$(3,426)	$419,880
Securities Held-to-Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$44,909	$956	$(36)	$45,829
U.S. government agency pool securities	13,591	14	(91)	13,514
U.S. government agency or GSE residential mortgage-backed securities	37,667	373	(320)	37,720
Total	$96,167	$1,343	$(447)	$97,063

At March 31, 2017, and December 31, 2016, investment securities with a carrying value of $319.3 million and $319.5 million, respectively, were pledged to secure various government deposits and other public requirements.

The amortized cost and fair value of investment securities by contractual maturity at March 31, 2017, and December 31, 2016, follows:

	March 31, 2017
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$-	$-	$-	$-
Due after one but within five years	117,593	116,678	57,474	58,561
Due after five but within ten years	47,322	47,146	18,174	18,395
Due after ten years	267,736	265,807	19,035	18,761
Total	$432,651	$429,631	$94,683	$95,717

	December 31, 2016
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$-	$-	$-	$-
Due after one but within five years	131,023	129,943	57,761	58,831
Due after five but within ten years	44,787	44,627	14,427	14,609
Due after ten years	247,330	245,310	23,979	23,623
Total	$423,140	$419,880	$96,167	$97,063

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at March 31, 2017, and December 31, 2016:

	March 31, 2017
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
Securities Available for Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(885)	$111,704	$-	$-	$(885)	$111,704
U.S. government agency pool securities	(814)	180,883	(696)	48,394	(1,510)	229,277
U.S. government agency or GSE mortgage-backed securities	(624)	44,603	(103)	11,893	(727)	56,496
Total	$(2,323)	$337,190	$(799)	$60,287	$(3,122)	$397,477

Securities Held to Maturity
U.S. government agency and GSE debt securities	$(34)	$16,048	$-	$-	$(34)	$16,048
U.S. government agency pool securities	-	-	(21)	3,620	(21)	3,620
U.S. government agency or GSE mortgage-backed securities	(330)	15,718	-	-	(330)	15,718
Total	$(364)	$31,766	$(21)	$3,620	$(385)	$35,386

	December 31, 2016
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
Securities Available for Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(1,051)	$116,516	$-	$-	$(1,051)	$116,516
U.S. government agency pool securities	(597)	174,370	(1,016)	34,222	(1,613)	208,592
U.S. government agency or GSE mortgage-backed securities	(693)	42,997	(69)	9,225	(762)	52,222
Total	$(2,341)	$333,883	$(1,085)	$43,447	$(3,426)	$377,330

Securities Held to Maturity
U.S. government agency and GSE debt securities	$(36)	$16,052	$-	$-	$(36)	$16,052
U.S. government agency pool securities	(9)	2,748	(82)	10,144	(91)	12,892
U.S. government agency or GSE mortgage-backed securities	(320)	16,990	-	-	(320)	16,990
Total	$(365)	$35,790	$(82)	$10,144	$(447)	$45,934

The Company does not believe that any of the investment securities that were in an unrealized loss position as of March 31, 2017, which included a total of 141 securities, were other-than-temporarily impaired. Specifically, the 141 securities are comprised of the following: 81 Small Business Administration (SBA) Pool securities, 21 mortgage-backed securities issued by the Government National Mortgage Association (GNMA), 7 mortgage-backed securities issued by the Federal National Mortgage Association (FNMA) and 7 agency securities issued by the Federal Home Loan Bank (FHLB), 2 mortgage-backed securities and 3 step up bonds issued by Federal Home Loan Mortgage Corporation (FHLMC), 1 agency security issued by Federal Farm Credit Banks (FFCB), and 19 U.S. Treasuries.

Total gross unrealized losses were primarily attributable to changes in interest rates relative to when the investment securities were purchased, and not due to changes in the credit quality of the investment securities. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not likely that the Company will be required to sell the investment securities before recovery of their amortized cost, which may be at maturity.

Deposits

At March 31, 2017, total deposit liabilities decreased by $17.7 million, to $1.76 billion, as compared to $1.78 billion in total deposits at December 31, 2016. Interest-bearing deposits decreased by $21.0 million, to $1.29 billion at March 31, 2017, down from $1.31 billion at December 31, 2016, while non-interest bearing deposits increased by $3.3 million, to $472.8 million at March 31, 2017, from $469.5 million at December 31, 2016. The 1.0% decrease in total deposits was primarily due to a large government withdrawal and the disbursement of funds mutually held by members of an island commercial organization.

The following table sets forth the composition of our interest-bearing deposit portfolio with the balances and average interest rates at March 31, 2017 and 2016, respectively:

	As of March 31,
	2017		2016
	Balance	Average rate	Balance	Average rate
Interest-bearing checking accounts	$276,986	0.12%	$183,268	0.11%
Money market and savings accounts	960,930	0.17%	838,645	0.18%
Certificates of deposit	50,297	0.30%	44,213	0.33%
Total interest-bearing deposits	$1,288,213	0.16%	$1,066,125	0.17%

As mentioned earlier, the Bank has expanded its operations and its branch network since it first opened in 1972, first in Guam, then in the other islands of our region and in San Francisco, California. As time has passed, the Bank has gathered market share in each of the islands. In recent years, in order to diversify its geographic market, the Bank has increased its focus on growth in the California region. The following table provides figures for deposits in the Bank’s administrative regions for the years ending December 31, 2015 and 2016, and the three months ended March 31, 2017:

	December 31,		March 31,
	2015	2016	2017
Guam	$824,661	$975,526	$941,667
Commonwealth of the Northern Mariana Islands	$234,336	$319,895	$327,039
The Freely Associated States of Micronesia *	$314,603	$431,865	$436,694
California	$49,071	$51,384	$55,591
Total	$1,422,671	$1,778,670	$1,760,991
*	The Freely Associated States (FAS) are comprised of the Federated States of Micronesia (Chuuk, Kosrae, Pohnpei and Yap), the Republic of Palau and the Republic of the Marshall Islands.

During the three months ended March 31, 2017, the Bank’s deposits decreased by $17.7 million, or 1.0%, while in the full year of 2016, deposits increased by a total of $356.0 million. Our branches in Guam experienced a decrease of $33.9 million in deposits during the first three months of 2017, while the deposits in our branches in the CNMI grew by $7.1 million and our FAS branches provided an additional $4.8 million. Our California region deposits increased by $4.2 million during the first three months of 2017.

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

At March 31, 2017, and at December 31, 2016, the Company had no short-term borrowings.

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

At March 31, 2017, our liquid assets, which include cash and due from banks, interest-earning deposits with financial institutions (excluding restricted cash), and investment securities available for sale totaled $571.4 million, down $25.1 million from $596.5 million at December 31, 2016. This decrease is comprised of the $33.2 million decline in interest bearing deposits in banks and the reduction of $1.6 million in cash and due from banks, partially offset by a $9.8 million increase in available-for-sale securities.

Contractual Obligations

The Bank utilizes facilities, equipment and land under various operating leases with terms, including renewal options, ranging from 1 to 99 years. Some of these leases include scheduled rent increases. The total amount of the rent is being debited to expense on the straight-line method over the lease terms in accordance with ASU Topic 840 “Leases”. The Bank has recorded a deferred obligation of $940 thousand and $926 thousand as of March 31, 2017, and December 31, 2016, respectively, which has been included within other liabilities to reflect the excess of rent expense over cash paid on the leases.

At March 31, 2017, annual lease commitments under the above non-cancelable operating leases were as follows:

Years ending December 31,
2017	$1,245
2018	1,531
2019	1,305
2020	1,208
2021 and thereafter	21,004
Total lease commitments	$26,293

The Bank leases certain facilities from two separate entities in which two of its directors have separate ownership interests. Lease payments made to these entities during the three months ended March 31, 2017, and the twelve months ended December 31, 2016, approximated $95 thousand and $379 thousand, respectively.

Additionally, the Bank leases office space to third parties, with original lease terms ranging from 3 to 5 years with option periods ranging up to 15 years. At March 31, 2017, minimum future rents to be received under non-cancelable operating sublease agreements were $25 thousand, $34 thousand, and $16 thousand for the periods ending December 31, 2017, 2018 and 2019, respectively.

A summary of rental activities for the three months ended March 31, 2017 and 2016, respectively, is as follows:

	Three Months Ended March 31,
	2017	2016
Rent expense	$675	$632
Less: sublease rentals	76	68
Net rent expense	$599	$564

Off Balance Sheet Arrangements

The Bank is a party to credit-related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount reflected in our condensed consolidated financial statements.

The Bank’s exposure to credit loss, in the event of nonperformance by the other parties to financial instruments for loan commitments and letters of credit, is represented by the contractual amount of these instruments. The Bank follows essentially the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

A summary of financial instruments with off-balance-sheet risk at March 31, 2017, and December 31, 2016, is as follows:

	March 31, 2017	December 31, 2016
Commitments to extend credit	$140,320	$152,585
Letters of credit:
Standby letters of credit	$52,071	$52,396
Commercial letters of credit	2,867	3,045
Total	$54,938	$55,441

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

The Bank considers its standby and commercial letters of credit to be guarantees. At March 31, 2017, the maximum undiscounted future payments that the Bank could be required to make was $54.9 million. Almost all of these arrangements mature within one year. The Bank generally has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized; however, several that are extended to the Bank’s most creditworthy customers are unsecured. The Bank has recorded $19.5 thousand in reserve liabilities associated with commitments to extend credit and letters of credit at March 31, 2017.

Mortgage loans serviced for others are not included in the accompanying condensed consolidated statements of condition. The unpaid principal balances of mortgage loans serviced for others were $208.3 million and $211.0 million at March 31, 2017, and December 31, 2016, respectively. On March 31, 2017, and December 31, 2016, the Bank recorded mortgage servicing rights at their fair value of $1.5 million and $1.5 million, respectively.

Capital Resources

The Company and the Bank are subject to various regulatory capital requirements administered by the United States federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s condensed consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet or exceed specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital and Common Equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of March 31, 2017, and December 31, 2016, the Bank met all capital adequacy requirements to which it is subject.

In December 2010, the Basel Committee on Bank Supervision (“Basel Committee”) released its final framework for strengthening international capital and liquidity regulation, now officially identified as “Basel III,” which, when fully phased-in, would require bank holding companies and their bank subsidiaries to maintain substantially more capital than had previously been required, with a greater emphasis on common equity.

In July 2013, the U.S. banking regulatory agencies approved the U.S. version of Basel III. The version of Basel III adopted revises the risk-based and leverage capital requirements and the method for calculating risk-weighted assets to make them consistent with Basel III and to meet the requirements of the Dodd-Frank Act. Many of the rules apply on a phased-in basis to all banking organizations, including the Company and the Bank. Among other things, the rules establish a new minimum common equity Tier 1 ratio (4.5% of risk-weighted assets), a higher minimum Tier 1 risk-based capital requirement (6.0% of risk-weighted assets) and a minimum non-risk-based leverage ratio (4.00%). An additional capital conservation buffer of 2.5% of risk weighted assets over each of the required capital ratios will be phased in from 2016 to 2019 (1.25% in 2017 and 0.625% in 2016) and must be met to avoid limitations on the ability of the Company and the Bank to pay dividends, repurchase shares or pay discretionary bonuses. The new rules assign higher risk weighting to credit exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. The rules also change the permitted composition of Tier 1 capital to exclude trust preferred securities, mortgage servicing rights and certain deferred tax assets, and include unrealized gains and losses on available-for-sale debt and equity securities (through a one-time opt out option for Standardized Banks (banks with less than $250 billion of total consolidated assets and less than $10 billion of foreign exposures) which the Company and the Bank elected at March 31, 2015). The rules, including alternative requirements for smaller community financial institutions like the Company and the Bank, will be phased in through 2019.

As of March 31, 2017, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There have been no conditions or events since the FDIC notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of March 31, 2017, and December 31, 2016, are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2017:
Total capital (to Risk Weighted Assets)	$146,366	12.653%	$106,999	9.250%	$115,675	10.000%
Tier 1 capital (to Risk Weighted Assets)	$131,895	11.402%	$83,864	7.250%	$92,540	8.000%
Tier 1 capital (to Average Assets)	$131,895	6.970%	$87,524	4.625%	$94,620	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$126,895	10.970%	$66,513	5.750%	$75,189	6.500%

At December 31, 2016:
Total capital (to Risk Weighted Assets)	$144,827	12.610%	$99,023	8.625%	$114,809	10.000%
Tier 1 capital (to Risk Weighted Assets)	$130,463	11.360%	$76,061	6.625%	$91,847	8.000%
Tier 1 capital (to Average Assets)	$130,463	7.060%	$73,937	4.000%	$92,421	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$125,463	10.930%	$58,839	5.125%	$74,626	6.500%

The Company’s required and actual capital amounts and ratios as of March 31, 2017, and December 31, 2016, were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2017:
Total capital (to Risk Weighted Assets)	$151,267	13.043%	$107,280	9.250%	$115,978	10.000%
Tier 1 capital (to Risk Weighted Assets)	$136,759	11.792%	$84,084	7.250%	$92,783	8.000%
Tier 1 capital (to Average Assets)	$136,470	7.200%	$87,665	4.625%	$94,773	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$126,977	10.948%	$66,687	5.750%	$75,386	6.500%

At December 31, 2016:
Total capital (to Risk Weighted Assets)	$149,540	12.990%	$106,483	9.250%	$115,117	10.000%
Tier 1 capital (to Risk Weighted Assets)	$135,138	11.739%	$83,460	7.250%	$92,093	8.000%
Tier 1 capital (to Average Assets)	$135,138	7.299%	$85,633	4.625%	$92,576	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$125,355	10.889%	$66,192	5.750%	$74,826	6.500%

Since the formation of BankGuam Holding Company in 2011, our assets have grown by 72.8% ($803.0 million), while our stockholders’ equity has grown by 50.7% ($45.0 million, including $33.9 million in retained earnings). The difference between these growth rates has challenged our ability to maintain our historically strong capital ratios. In order to support the Company’s continued growth and to provide sufficient resources to expand our subsidiary holdings, the Board approved the issuance of up to $10.0 million in non-cumulative perpetual preferred stock, issued to various accredited and a limited number of non-accredited investors, of which $9.8 million was issued during the year ended December 31, 2016, when the offering was closed.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2017, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s Rules and forms and is accumulated and communicated to management, including our Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Exhibit

31.01	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley At of 2002

31.02	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Statements of Condition as of March 31, 2017, and December 31, 2016, (ii) Unaudited Condensed Consolidated Statements of Income for the three months ended March 31, 2017 and 2016, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (v) Notes to Unaudited Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, BankGuam Holding Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANKGUAM HOLDING COMPANY

Date: May 11, 2017	By:	/s/ LOURDES A. LEON GUERRERO
Lourdes A. Leon Guerrero, President and Chief Executive Officer

Date: May 11, 2017	By:	/s/ FRANCISCO M. ATALIG
Francisco M. Atalig, Senior Vice President and Chief Financial Officer