Form 10-Q
period 2017-06-30
BankGuam Holding Co
filed 2017-08-09
CIK 1527383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

As of August 9, 2017, the registrant had outstanding 9,280,301 shares of common stock.

BANKGUAM HOLDING COMPANY

FORM 10-Q

QUARTERLY REPORT

TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION		4

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	4

	Condensed Consolidated Statements of Condition at June 30, 2017, and December 31, 2016	5

	Condensed Consolidated Statements of Income for the three and six months ended June 30, 2017 and 2016	6

	Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016	7

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016	8

	Notes to Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 4.	Controls and Procedures	52

PART II. OTHER INFORMATION		53

Item 1A.	Risk Factors	53

Item 6.	Exhibits	55

Signatures		56

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

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Condition

(in Thousands, Except Par Value)

	June 30, 2017	December 31, 2016
ASSETS
Cash and due from banks	$32,026	$25,738
Interest bearing deposits in banks	179,660	150,913
Total cash and cash equivalents	211,686	176,651
Restricted cash	400	400
Investment in unconsolidated subsidiary	3,088	3,025
Investment securities available-for-sale, at fair value	440,885	419,880
Investment securities held-to-maturity, at amortized cost	92,922	96,167
Federal Home Loan Bank stock, at cost	2,303	1,855
Loans, net of allowance for loan losses ($15,371 and $15,435, respectively)	1,144,506	1,158,045
Accrued interest receivable	4,923	4,758
Premises and equipment, net	18,200	17,825
Other assets	48,803	42,946
Total assets	$1,967,716	$1,921,552

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$508,886	$469,451
Interest bearing	1,310,277	1,309,219
Total deposits	1,819,163	1,778,670
Accrued interest payable	116	122
Other liabilities	11,895	10,558
Total liabilities	1,831,174	1,789,350
Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock $0.2083 par value; 48,000 shares authorized; 9,312 and 9,300 shares issued and 9,280 and 9,268 shares outstanding at 6/30/17 and 12/31/16, respectively	1,941	1,938
Preferred stock $100.00 par value; 300 shares authorized; 9.8 shares issued and outstanding	980	980
Additional paid-in capital, Common stock	20,040	19,917
Additional paid-in capital, Preferred stock	8,803	8,803
Retained earnings	108,181	104,626
Accumulated other comprehensive loss	(3,113)	(3,772)
Common stock in treasury, at cost (32 shares)	(290)	(290)
Total stockholders’ equity	136,542	132,202
Total liabilities and stockholders’ equity	$1,967,716	$1,921,552

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Income

(Dollar and Share Amounts in Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest income:
Loans	$18,079	$18,116	$35,231	$34,748
Investment securities	1,941	1,249	3,693	2,451
Deposits with banks	248	104	431	206
Total interest income	20,268	19,469	39,355	37,405
Interest expense:
Savings deposits	514	445	1,006	868
Time deposits	38	34	76	72
Other borrowed funds	-	32	-	35
Total interest expense	552	511	1,082	975
Net interest income	19,716	18,958	38,273	36,430
Provision for loan losses	1,184	1,185	2,367	2,330
Net interest income, after provision for loan losses	18,532	17,773	35,906	34,100

Non-interest income:
Service charges and fees	1,452	1,531	2,850	2,964
Gain (loss) on sale of investment securities	-	120	(13)	130
Income from merchant services	598	511	1,188	767
Cardholders income	191	430	359	695
Trustee fees	259	221	455	359
Other income	678	707	1,378	1,466
Total non-interest income	3,178	3,520	6,217	6,381
Non-interest expense:
Salaries and employee benefits	8,555	8,082	16,925	15,496
Occupancy	1,695	1,576	3,251	3,118
Equipment and depreciation	2,116	1,800	4,138	3,508
Insurance	404	413	809	813
Telecommunications	412	402	849	801
FDIC assessment	343	321	739	646
Professional services	485	579	937	1,164
Contract services	453	491	957	932
Other real estate owned	11	15	66	16
Stationery and supplies	223	265	418	484
Training and education	362	315	668	515
General, administrative and other	2,198	2,201	4,655	4,128
Total non-interest expense	17,257	16,460	34,412	31,621
Income before income taxes	4,453	4,833	7,711	8,860
Income tax expense	1,184	1,427	2,157	2,536
Net income	3,269	3,406	5,554	6,324
Preferred stock dividend	(136)	-	(276)	-
Net income attributable to common stockholders	$3,133	$3,406	$5,278	$6,324
Earnings per common share:
Basic	$0.35	$0.37	$0.60	$0.68
Diluted	$0.35	$0.37	$0.60	$0.68
Dividends declared per common share	$0.10	$0.10	$0.20	$0.20
Basic weighted average common shares	9,274	9,248	9,271	9,248
Diluted weighted average common shares	9,274	9,248	9,271	9,248

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$3,269	$3,406	$5,554	$6,324
Other comprehensive income (loss):
Unrealized holding gain on available-for-sale securities arising during the period, net of tax	286	724	431	2,687
Reclassification for loss (gain) realized on available-for-sale securities	-	(120)	13	(130)
Amortization of post-transfer unrealized holding loss on held-to-maturity securities during the period, net of tax	107	109	215	219
Total other comprehensive income	393	713	659	2,776
Total comprehensive income	$3,662	$4,119	$6,213	$9,100

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Cash Flows

(in Thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$5,554	$6,324
Adjustments to reconcile net income to net cash provided by operating activities:		-
Provision for loan losses	2,367	2,330
Depreciation	1,642	1,670
Amortization of fees, discounts and premiums	663	729
Loss on sales of other real estate owned, net	18	67
Proceeds from sales of loans held for sale	8,473	8,921
Origination of loans held for sale	(8,473)	(8,921)
Increase in mortgage servicing rights	(12)	(87)
Realized loss (gain) on sale of available-for-sale securities	13	(130)
Realized gain on sale of premises and equipment	(23)	(11)
Income from equity investment in unconsolidated subsidiary	(46)	-
Dividends received from unconsolidated subsidiary	115	-
Net change in operating assets and liabilities:
Accrued interest receivable	(166)	(557)
Other assets	(6,328)	(529)
Accrued interest payable	(6)	23
Other liabilities	1,337	4,490
Net cash provided by operating activities	5,128	14,319

Cash flows from investing activities:
Purchases of available-for-sale securities	(59,280)	(91,589)
Proceeds from sales of available-for-sale securities	12,896	24,714
Maturities, prepayments and calls of available-for-sale securities	25,337	9,081
Maturities, prepayments and calls of held-to-maturity securities	3,269	4,024
Loan originations and principal collections, net	11,317	(90,170)
Proceeds from FHLB stock redemption	(448)	(93)
Proceeds from sales of other real estate owned	322	345
Proceeds from sales of premises and equipment	-	11
Purchases of premises and equipment	(1,993)	(1,698)
Net cash (used in) provided by investing activities	(8,580)	(145,375)

Cash flows from financing activities:
Net increase in deposits	40,493	165,747
Proceeds from issuance of common stock	125	109
Dividends paid	(2,131)	(1,849)
Net cash used in financing activities	38,487	164,007
Net change in cash and cash equivalents	35,035	32,951
Cash and cash equivalents at beginning of period	176,651	100,799
Cash and cash equivalents at end of period	$211,686	$133,750

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$598	$493
Income taxes	3,665	1,847
Supplemental disclosure of noncash investing and financing activities:
Net change in unrealized loss on held-to-maturity securities, net of tax	215	219
Net change in unrealized (gain) loss on available-for-sale securities, net of tax	444	2,558
Other real estate owned transferred from loans, net	260	352
Other real estate owned transferred to loans, net	(116)	(54)

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

Our condensed consolidated financial condition at June 30, 2017, and the condensed consolidated results of operations for the three and six months ended June 30, 2017, are not necessarily indicative of what our financial condition will be as of December 31, 2017, or of the results of our operations that may be expected for the full year ending December 31, 2017.

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

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, which simplifies the principles applied to income taxes on stock compensation, including the timing of recognition, the classification of tax benefits or deficiencies on the statement of cash flows, the treatment of those taxes on the income statement, and the measurement of liability-classified awards at fair value or intrinsic value. Although this standard was adopted effective January 1, 2017, the Company has issued no stock options or phantom stock options to date, so this update has had no impact on our consolidated financial position or results of operation at this time.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which amends ASU 2014-02 by eliminating Step 2 from the goodwill impairment test, which had required a quantitative measure of each reporting unit’s goodwill by comparing the implied fair value to the carrying amount of that goodwill.  As the Company has never had to conduct a Step 2 evaluation of goodwill, this update will have no effect on our consolidated financial position or results of operations. Although adoption of this standard is not required of the Company until January 1, 2020, we adopted the update effective March 31, 2017.

Recently Issued but Not Yet Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”. Among other objectives, it is intended to provide more useful information to the users of financial statements by making the definition and recognition of revenue more comparable across reporting entities, industries, jurisdictions and capital markets. As deferred by ASU No. 2015-14, this Standard is effective January 1, 2018. We are currently reviewing contracts with customers that would be subject to this update, and we will continue to evaluate the prospective impact of ASU 2014-09 on our consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, a new Topic intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements on the basis that it is important that users of financial statements have a complete and understandable picture of an entity’s leasing activities. The Company is anticipating electing an accounting policy to not recognize lease assets and lease liabilities for leases with a term of twelve months or less. We do not believe that our current leasing activities will require complicated disclosure, but we will continue to evaluate the impact of ASU 2016-02 on our consolidated financial statements which is effective beginning January 1, 2019.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326)”, to amend the standards for the measurement of credit losses on financial instruments by replacing the historical incurred loss impairment methodology of determining the level of the allowance for loan and lease losses (ALLL), including losses associated with held-to-maturity securities, with a more decision-useful methodology that reflects expected credit losses over the life of a financial instrument based upon historical experience, current conditions, and reasonable and supportable forecasts in determining the ALLL level, as well as the reserve for off-balance-sheet credit exposures. The Company is currently evaluating the provisions of ASU 2016-13 to determine the potential impact the new standard will have on our Consolidate Financial Statements, and has taken steps for the implementation when it becomes effective beginning January 1, 2020, such as gathering pertinent data, consulting with outside professionals and evaluating its current IT systems. Management expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the first reporting period in which the new standard is effective, but cannot yet estimate the magnitude of the one-time adjustment or the overall impact of the new guidance on the Company’s financial position, results of operations or cash flows.

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

Also in March 2017, the FASB issued ASU 2017-08, “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities”. This update shortens the amortization period of a callable security that is held at a premium to the earliest call date of that security instead of the contractual life of the security. Although the Company does not currently hold any callable securities at a premium, we may do so in the future. Unless such securities are purchased by us, we do not believe that ASU 2017-08 will have an impact on our consolidated financial statements effective beginning January 1, 2019.

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting”, which clarifies the application of the guidance in Topic 718 on stock compensation in order to reduce the diversity in practice and to reduce the cost and complexity of applying the Topic to a change in the terms or conditions of a share-based payment award. Although this standard will be adopted effective January 1, 2018, the Company has issued no stock options or phantom stock options to date, so this update is expected to have no impact on our consolidated financial position or results of operation at this time.

Note 3 – Earnings Per Common Share

Basic earnings per common share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Potential common shares that may be issued by the Company relate to shares subscribed but not yet issued in 2017 and 2016 under the Employee Stock Purchase Plan, and are reported as dilutive options. No shares were subscribed but not issued at the end of the six months ended June 30, 2017 and 2016.

Earnings per common share are computed based on reported net income, preferred stock dividends and the following common share data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$3,269	$3,406	$5,554	$6,324
Less preferred stock dividends	(136)	-	(276)	-
Net income available for common stockholders	3,133	3,406	5,278	6,324
Weighted average number of common shares outstanding	9,274	9,248	9,271	9,248
Effect of dilutive options	-	-	-	-
Weighted average number of common shares outstanding - used to calculate diluted earnings per common share	9,274	9,248	9,271	9,248
Income per common share:			-
Basic	$0.35	$0.37	$0.60	$0.68
Diluted	$0.35	$0.37	$0.60	$0.68

Note 4 – Investment Securities

The amortized cost and fair value of investment securities, with gross unrealized gains and losses, follows:

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$112,611	$1	$(685)	$111,927
U.S. government agency pool securities	251,683	61	(1,458)	250,286
U.S. government agency or GSE residential mortgage-backed securities	79,179	32	(539)	78,672
Total	$443,473	$94	$(2,682)	$440,885
Securities Held-to-Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$45,044	$939	$(45)	$45,938
U.S. government agency pool securities	12,784	37	(25)	12,796
U.S. government agency or GSE residential mortgage-backed securities	35,094	461	(236)	35,319
Total	$92,922	$1,437	$(306)	$94,053

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$125,476	$6	$(1,051)	$124,431
U.S. government agency pool securities	238,615	124	(1,613)	237,126
U.S. government agency or GSE residential mortgage-backed securities	59,049	36	(762)	58,323
Total	$423,140	$166	$(3,426)	$419,880
Securities Held-to-Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$44,909	$956	$(36)	$45,829
U.S. government agency pool securities	13,591	14	(91)	13,514
U.S. government agency or GSE residential mortgage-backed securities	37,667	373	(320)	37,720
Total	$96,167	$1,343	$(447)	$97,063

At June 30, 2017, and December 31, 2016, investment securities with a carrying value of $364.7 million and $319.5 million, respectively, were pledged to secure various government deposits and to meet other public requirements.

Proceeds and gross realized gains (losses) from the sales or calls of investment securities for the periods ended June 31, 2017 and 2016, are shown below:

	Six Months Ended June 30,
	2017	2016
Proceeds from sales	$12,896	$24,714
Gross realized gains from sales	$1	$135
Gross realized losses from sales	$(14)	$(5)

The amortized cost and estimated fair value of investment securities by contractual maturity at June 30, 2017, and December 31, 2016, are shown below.  Actual maturities may differ from contractual maturities because issuers may have the right to call or borrowers the right to prepay obligations with or without call or prepayment penalties.  At June 30, 2017, obligations of U.S. government corporations and agencies with amortized costs totaling $536.4 million consist predominantly of Small Business Administration agency pool securities totaling $264.5 million and residential mortgage-backed securities totaling $114.3 million whose contractual maturity, or principal repayment, will follow the repayment of the underlying small business loans or mortgages.  For purposes of the following table, the entire outstanding balance of these SBA Pools and mortgage-backed securities issued by U.S. government corporations and agencies is categorized based on final maturity date.  At June 30, 2017, the Bank estimates the average remaining life of these SBA Pools and mortgage-backed securities to be approximately 5.32 years and 3.95 years, respectively.

	June 30, 2017
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$201	$202	$2,494	$2,487
Due after one but within five years	116,564	115,850	58,437	59,699
Due after five but within ten years	47,444	47,226	20,213	20,268
Due after ten years	279,264	277,607	11,778	11,599
Total	$443,473	$440,885	$92,922	$94,053

	December 31, 2016
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$-	$-	$-	$-
Due after one but within five years	131,023	129,943	57,761	58,831
Due after five but within ten years	44,787	44,627	14,427	14,609
Due after ten years	247,330	245,310	23,979	23,623
Total	$423,140	$419,880	$96,167	$97,063

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2017, and December 31, 2016.

	June 30, 2017
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
Securities Available for Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(685)	$106,934	$-	$-	$(685)	$106,934
U.S. government agency pool securities	(609)	146,739	(849)	78,599	(1,458)	225,338
U.S. government agency or GSE mortgage-backed securities	(436)	48,046	(103)	14,113	(539)	62,159
Total	$(1,730)	$301,719	$(952)	$92,712	$(2,682)	$394,431

Securities Held to Maturity
U.S. government agency and GSE debt securities	$(45)	$16,029	$-	$-	$(45)	$16,029
U.S. government agency pool securities	-	782	(25)	3,512	(25)	4,294
U.S. government agency or GSE mortgage-backed securities	(236)	16,540	-	-	(236)	16,540
Total	$(281)	$33,351	$(25)	$3,512	$(306)	$36,863

	December 31, 2016
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
Securities Available for Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(1,051)	$116,516	$-	$-	$(1,051)	$116,516
U.S. government agency pool securities	(597)	174,370	(1,016)	34,222	(1,613)	208,592
U.S. government agency or GSE mortgage-backed securities	(693)	42,997	(69)	9,225	(762)	52,222
Total	$(2,341)	$333,883	$(1,085)	$43,447	$(3,426)	$377,330

Securities Held to Maturity
U.S. government agency and GSE debt securities	$(36)	$16,052	$-	$-	$(36)	$16,052
U.S. government agency pool securities	(9)	2,748	(82)	10,144	(91)	12,892
U.S. government agency or GSE mortgage-backed securities	(320)	16,990	-	-	(320)	16,990
Total	$(365)	$35,790	$(82)	$10,144	$(447)	$45,934

The investment securities that were in an unrealized loss position as of June 30, 2017, which comprised a total of 144 securities, were not other-than-temporarily impaired. Specifically, the 144 securities are comprised of the following: 83 Small Business Administration (SBA) Pool securities, 21 mortgage-backed securities issued by the Government National Mortgage Association (GNMA), 9 mortgage-backed securities issued by the Federal National Mortgage Association (FNMA) and 7 agency securities issued by the Federal Home Loan Bank (FHLB), 2 mortgage-backed securities and 3 step up bonds issued by Federal Home Loan Mortgage Corporation (FHLMC), 1 agency security issued by Federal Farm Credit Banks (FFCB), and 18 U.S. Treasuries.

Total gross unrealized losses were primarily attributable to changes in market interest rates, relative to when the investment securities were purchased, and not due to any change in the credit quality of the investment securities. In addition, these securities and their repayment are sponsored by the U.S. Government or its various agencies and therefore, it is unlikely that they will ever be settled for less than par. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not likely that the Company will be required to sell the investment securities before recovery of their amortized cost, which may be at maturity.

Investment in Unconsolidated Subsidiary

In May 2016, the Company entered into a Stock Purchase Agreement to acquire 25% of ASC Trust Corporation, a Guam trust company. In July 2016, subsequent to the approval of the Federal Reserve Bank of San Francisco in June 2016, the purchase was executed.  The Agreement provides for the acquisition of an additional 20% of the stock of ASC Trust Corporation in April 2019, and another 25% in April 2021, with both future purchases subject to regulatory approval. The Agreement contains customary warranties, representations and indemnification provisions. The ASC Trust Corporation stock is subject to the equity method of accounting in our Statements of Condition. During the six months ended June 30, 2017, the Company’s recorded investment in ASC Trust increased by $63 thousand, based upon the earnings of ASC that are attributed to the Company’s ownership, less of the amount of dividends received during the first six months of the year.

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

During the six months ended June 30, 2017 and 2016, the Bank originated and sold approximately $8.5 million and $8.9 million, respectively, in FHLMC mortgage loans.

Mortgage loans serviced for others are not included in the accompanying condensed consolidated statements of condition. The unpaid principal balances of mortgage loans serviced for others were $206.4 million and $211.0 million at June 30, 2017, and December 31, 2016, respectively. The decrease of $4.6 million (2.2%) during the first half of 2017 was due to scheduled principal payments and prepayments.

We retain mortgage servicing rights on mortgage loans that we sell. Such rights represent the net positive cash flows generated from the servicing of such mortgage loans and we recognize such rights as assets on our statements of financial condition based on their estimated fair values. We receive servicing fees, less any subservicing costs, on the unpaid principal balances of such mortgage loans. Those fees are collected from the monthly payments made by the mortgagors or from the proceeds of the sale or foreclosure and liquidation of the underlying real property collateralizing the loans. At June 30, 2017, and December 31, 2016, mortgage servicing rights totaled $1.5 million and $1.5 million, respectively, and are included in other assets in the accompanying consolidated statements of condition. The Bank accounts for mortgage servicing rights at fair value with changes in fair value recorded in the condensed consolidated statements of income, subject to annual updates in our prepayment speed assumptions.

Loans

Outstanding loan balances are presented net of unearned income, deferred loan fees, and unamortized discount and premium. Loans subject to ASC 310-30 are presented net of the related accretable yield.

The loan portfolio consisted of the following at:

	June 30, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
Commercial
Commercial & industrial	$225,575	19.4%	$248,059	21.1%
Commercial mortgage	536,034	46.1%	552,272	47.0%
Commercial construction	15,185	1.3%	6,421	0.5%
Commercial agriculture	731	0.1%	747	0.1%
Total commercial	777,525	66.9%	807,499	68.7%
Consumer
Residential mortgage	139,755	12.0%	143,951	12.2%
Home equity	474	0.0%	480	0.0%
Automobile	30,993	2.7%	30,798	2.6%
Other consumer loans[1]	213,916	18.4%	193,279	16.4%
Total consumer	385,138	33.1%	368,508	31.3%
Gross loans	1,162,663	100.0%	1,176,007	100.0%
Deferred fee (income) costs, net	(2,786)		(2,527)
Allowance for loan losses	(15,371)		(15,435)
Loans, net	$1,144,506		$1,158,045

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

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

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. ASC 310-10 defines an impaired loan as one for which there is uncertainty concerning collection of all principal and interest balances per the original contractual terms of the loan. For those loans that are classified as impaired, an allowance is established when the discounted cash flow (or the collateral value or the observable market price) of the impaired loan is lower than the carrying value of the loan. The general component covers unimpaired loans, and is estimated using a loss migration analysis based on historical charge-off experience and expected loss, given the default probability derived from the Bank’s internal risk rating process. The loss migration analysis tracks twelve rolling quarters of loan loss history and industry loss factors to determine historical losses by classification category for each loan type, except certain consumer loans. These calculated loss factors are then applied to outstanding loan balances for all non-impaired loans. Additionally, a qualitative factor that is determined utilizing external economic factors and internal assessments is applied to each homogeneous loan pool. We also conduct individual loan review analyses, as part of the allowance for loan loss allocation process, applying specific monitoring policies and procedures in analyzing the existing loan portfolio.

Set forth below is a summary of the Bank’s activity in the allowance for loan losses during the three and six months ended June 30, 2017 and 2016, and the year ended December 31, 2016:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016	Year Ended December 31, 2016
Balance, beginning of period	$15,335	$14,123	$15,435	$14,159	$14,159
Provision for loan losses	1,184	1,185	2,367	2,330	3,900
Recoveries on loans previously charged off	460	2,015	797	2,294	3,007
Charged off loans	(1,608)	(1,374)	(3,228)	(2,834)	(5,631)
Balance, end of period	$15,371	$15,949	$15,371	$15,949	$15,435

Set forth below is information regarding loan balances and the related allowance for loan losses, by portfolio type, for the three and six months ended June 30, 2017 and 2016, and the year ended December 31, 2016, respectively.

	Commercial	Residential Mortgages	Consumer	Total
	(Dollars in thousands)
Six Months Ended June 30, 2017
Allowance for loan losses:
Balance at beginning of period	$8,599	$1,878	$4,958	$15,435
Charge-offs	-	(30)	(3,198)	$(3,228)
Recoveries	30	3	764	$797
Provision	200	6	2,161	$2,367
Balance at end of period	$8,829	$1,857	$4,685	$15,371

Three Months Ended June 30, 2017
Allowance for loan losses:
Balance at beginning of period	$8,685	$1,879	$4,771	$15,335
Charge-offs	-	(29)	(1,579)	$(1,608)
Recoveries	20	1	439	$460
Provision	124	6	1,054	$1,184
Balance at end of period	$8,829	$1,857	$4,685	$15,371

Allowance balance at end of period related to:
Loans individually evaluated for impairment	$-	$-	$-	$-
Loans collectively evaluated for impairment	$8,829	$1,857	$4,685	$15,371

Loan balances at end of period:
Loans individually evaluated for impairment	$6,557	$6,181	$138	$12,876
Loans collectively evaluated for impairment	770,968	134,048	244,771	1,149,787
Ending Balance	$777,525	$140,229	$244,909	$1,162,663

Six Months Ended June 30, 2016
Allowance for loan losses:
Balance at beginning of period	$6,890	$1,853	$5,416	$14,159
Charge-offs	(206)	(91)	(2,537)	$(2,834)
Recoveries	1,655	3	636	$2,294
Provision	82	245	2,003	$2,330
Balance at end of period	$8,421	$2,010	$5,518	$15,949

Three Months Ended June 30, 2016
Allowance for loan losses:
Balance at beginning of period	$6,637	$1,965	$5,521	$14,123
Charge-offs	-	(20)	(1,354)	$(1,374)
Recoveries	1,661	2	352	$2,015
Provision	123	63	999	$1,185
Balance at end of period	$8,421	$2,010	$5,518	$15,949

Allowance balance at end of period related to:
Loans individually evaluated for impairment	$-	$-	$-	$-
Loans collectively evaluated for impairment	$8,421	$2,010	$5,518	$15,949

Loan balances at end of period:
Loans individually evaluated for impairment	$8,595	$7,199	$145	$15,939
Loans collectively evaluated for impairment	792,189	137,857	214,950	1,144,996
Ending Balance	$800,784	$145,056	$215,095	$1,160,935

Year Ended December 31, 2016
Allowance for loan losses:

Balance at beginning of year	$6,890	$1,853	$5,416	$14,159
Charge-offs	(276)	(121)	(5,234)	(5,631)
Recoveries	1,691	6	1,310	3,007
Provision	294	140	3,466	3,900
Balance at end of year	$8,599	$1,878	$4,958	$15,435

Allowance balance at end of year related to:
Loans individually evaluated for impairment	$-	$-	$-	$-
Loans collectively evaluated for impairment	$8,599	$1,878	$4,958	$15,435

Loan balances at end of year:
Loans individually evaluated for impairment	$7,749	$6,388	$174	$14,311
Loans collectively evaluated for impairment	799,750	138,043	223,903	1,161,696
Ending Balance	$807,499	$144,431	$224,077	$1,176,007

Impairment is measured on a loan-by-loan basis for commercial and real estate loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral (if the loan is collateral-dependent). Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment. The Bank performs direct write-downs of all impaired loans with a charge to the allocated component of the allowance, therefore reducing the allocated component of the allowance to zero at the end of each reporting period.

Credit Quality

The following table provides a summary of the delinquency status of the Bank’s loans by portfolio type:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans Outstanding
June 30, 2017
Commercial
Commercial & industrial	$712	$347	$199	$1,258	$224,317	$225,575
Commercial mortgage	213	718	571	1,502	534,532	536,034
Commercial construction	-	-	-	-	15,185	15,185
Commercial agriculture	-	-	-	-	731	731
Total commercial	925	1,065	770	2,760	774,765	777,525

Consumer
Residential mortgage	4,103	4,539	2,359	11,001	128,754	139,755
Home equity	99	9	-	108	366	474
Automobile	1,283	289	70	1,642	29,351	30,993
Other consumer [1]	2,920	1,540	1,271	5,731	208,185	213,916
Total consumer	8,405	6,377	3,700	18,482	366,656	385,138
Total	$9,330	$7,442	$4,470	$21,242	$1,141,421	$1,162,663

December 31, 2016
Commercial
Commercial & industrial	$610	$269	$119	$998	$247,061	$248,059
Commercial mortgage	-	770	691	1,461	550,811	552,272
Commercial construction	-	-	-	-	6,421	6,421
Commercial agriculture	-	-	-	-	747	747
Total commercial	610	1,039	810	2,459	805,040	807,499

Consumer
Residential mortgage	6,277	3,457	3,211	12,945	131,006	143,951
Home equity	-	102	-	102	378	480
Automobile	1,288	239	104	1,631	29,167	30,798
Other consumer [1]	2,521	1,149	1,771	5,441	187,838	193,279
Total consumer	10,086	4,947	5,086	20,119	348,389	368,508
Total	$10,696	$5,986	$5,896	$22,578	$1,153,429	$1,176,007

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

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

The following table provides information as of June 30, 2017, and December 31, 2016, with respect to loans on non-accrual status, by portfolio type:

	June 30, 2017	December 31, 2016
	(Dollars in thousands)
Non-accrual loans:
Commercial
Commercial & industrial	$261	$1,094
Commercial mortgage	6,061	6,390
Commercial construction	-	-
Commercial agriculture	-	-
Total commercial	6,322	7,484

Consumer
Residential mortgage	$6,181	$6,353
Home equity	-	35
Automobile	-	-
Other consumer [1]	138	174
Total consumer	6,319	6,562
Total non-accrual loans	$12,641	$14,046

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

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

The Bank classifies its loan portfolios using internal credit quality ratings, as discussed above under Allowance for Loan Losses. The following table provides a summary of loans by portfolio type and the Bank’s internal credit quality ratings as of June 30, 2017, and December 31, 2016:

	June 30, 2017	December 31, 2016	Increase (Decrease)
	(Dollars in thousands)
Pass:
Commercial & industrial	$212,492	$231,553	$(19,061)
Commercial mortgage	498,725	538,471	(39,746)
Commercial construction	15,185	6,422	8,763
Commercial agriculture	731	747	(16)
Residential mortgage	133,338	137,446	(4,108)
Home equity	474	445	29
Automobile	30,923	30,714	209
Other consumer	212,596	191,467	21,129
Total pass loans	$1,104,464	$1,137,265	$(32,801)

Special Mention:
Commercial & industrial	$8,196	$14,710	$(6,514)
Commercial mortgage	30,153	6,055	24,098
Commercial construction	-	-	-
Commercial agriculture	-	-	-
Residential mortgage	147	152	(5)
Home equity	-	-	-
Automobile	-	-	-
Other consumer	-	-	-
Total special mention loans	$38,496	$20,917	$17,579

Substandard:
Commercial & industrial	$4,794	$1,790	$3,004
Commercial mortgage	6,943	7,521	(578)
Commercial construction	-	-	-
Commercial agriculture	-	-	-
Residential mortgage	639	431	208
Home equity	-	-	-
Automobile	-	-	-
Other consumer	-	-	-
Total substandard loans	$12,376	$9,742	$2,634

Formula Classified:
Commercial & industrial	$93	$6	$87
Commercial mortgage	213	224	(11)
Commercial construction	-	-	-
Commercial agriculture	-	-	-
Residential mortgage	5,631	5,922	(291)
Home equity	-	35	(35)
Automobile	70	84	(14)
Other consumer	1,320	1,812	(492)
Total formula classified loans	$7,327	$8,083	$(756)

Doubtful:
Commercial & industrial	$-	$-	$-
Commercial mortgage	-	-	-
Commercial construction	-	-	-
Commercial agriculture	-	-	-
Residential mortgage	-	-	-
Home equity	-	-	-
Automobile	-	-	-
Other consumer	-	-	-
Total doubtful loans	$-	$-	$-
Total outstanding loans, gross	$1,162,663	$1,176,007	$(13,344)

As the above table indicates, the Bank’s total gross loans approximated $1.16 billion at June 30, 2017, down from $1.18 billion at December 31, 2016. The disaggregation of the portfolio by risk rating in the table reflects the following changes between December 31, 2016, and June 30, 2017:

•

Loans rated “pass” decreased by $32.8 million to $1.10 billion at June 30, 2017, down from $1.14 billion at December 31, 2016. The decrease was primarily in commercial mortgage loans, which were down by $39.7 million, commercial & industrial loans, which fell by $19.1 million, and residential mortgage loans, which decreased by $4.1 million. These decreases were partially offset by increases in other consumer loans by $21.1 million and in commercial construction loans by $8.8 million. The decreases are primarily in: (i) commercial mortgage loans, due to one loan payoff by $60 million, (ii) commercial & industrial loans, due to payoffs and paydowns, and (iii) residential mortgage loans, due to payoffs and paydowns. The increase in other consumer loans was primarily due to consumer loan promotions. The increase in commercial construction loans was primarily due to new construction loans of $7.0 million in Guam.

•

The “special mention” category, at $38.5 million, was $17.6 million higher at June 30, 2017, than at December 31, 2016. This is attributed to an increase in special mention commercial mortgage loans by $24.1 million, primarily as a result of one loan relationship reclassified from “pass” to “special mention”. This increase was partially offset by a decline in special mention commercial & industrial loans by $6.5 million, principally due to one $3.9 million loan relationship being reclassified from “special mention” to “substandard”, and one loan payoff totaling $2.2 million.

•

Loans classified “substandard” increased by $2.6 million, to $12.4 million at June 30, 2017, from $9.7 million at December 31, 2016. The increase was mainly the result of the reclassification of one loan relationship to “substandard” from “special mention,” as noted above, partially offset by $385 thousand in loan paydowns, $827 thousand (two loans) in payoffs, $188 thousand in one loan relationship upgraded from “substandard” to “special mention,” and one loan foreclosed and transferred to OREO in the amount of $187 thousand.

•	The “formula classified” category decreased by $756 thousand, to $7.3 million from $8.1 million, primarily due to a decrease of $492 thousand in other consumer loans.
•	There were no loans classified as “doubtful” at either June 30, 2017, or December 31, 2016.

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

The following table sets forth information regarding non-accrual loans and restructured loans, at June 30, 2017, and December 31, 2016:

	June 30, 2017	December 31, 2016
	(Dollars in thousands)
Impaired loans:
Restructured loans:
Non-accruing restructured loans	$5,459	$6,589
Accruing restructured loans	235	265
Total restructured loans	5,694	6,854
Other non-accruing impaired loans	7,182	7,457
Total impaired loans	$12,876	$14,311

Impaired loans less than 90 days delinquent and included in total impaired loans	$9,765	$10,206

The table below contains additional information with respect to impaired loans, by portfolio type, at June 30, 2017, and December 31, 2016:

	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
June 30, 2017, With no related allowance recorded:
Commercial & industrial	$496	$665	$910	$-
Commercial mortgage	6,061	6,264	6,276	-
Commercial construction	-	-	-	-
Commercial agriculture	-	-	-	-
Residential mortgage	6,181	6,232	6,353	(1)
Home equity	-	-	-	-
Automobile	-	-	-	-
Other consumer	138	138	141	-
Total impaired loans with no related allowance	$12,876	$13,299	$13,680	$(1)

June 30, 2017, With a related allowance recorded:
Commercial & industrial	$-	$-	$-	$-
Commercial mortgage	-	-	-	-
Commercial construction	-	-	-	-
Commercial agriculture	-	-	-	-
Residential mortgage	-	-	-	-
Home equity	-	-	-	-
Automobile	-	-	-	-
Other consumer	-	-	-	-
Total impaired loans with no related allowance	$-	$-	$-	$-

December 31, 2016, With no related allowance recorded:
Commercial & industrial	$1,359	$2,993	$1,497	$-
Commercial mortgage	6,390	6,629	7,710	-
Commercial construction	-	-	-	-
Commercial agriculture	-	-	-	-
Residential mortgage	6,353	6,375	6,896	2
Home equity	35	35	36	-
Automobile	-	-	-	-
Other consumer	174	175	142	-
Total impaired loans with no related allowance	$14,311	$16,207	$16,281	$2

December 31, 2016, With a related allowance recorded:
Commercial & industrial	$-	$-	$-	$-
Commercial mortgage	-	-	-	-
Commercial construction	-	-	-	-
Commercial agriculture	-	-	-	-
Residential mortgage	-	-	-	-
Home equity	-	-	-	-
Automobile	-	-	-	-
Other consumer	-	-	-	-
Total impaired loans with no related allowance	$-	$-	$-	$-

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

Troubled Debt Restructurings

The Bank had $5.7 million of troubled debt restructurings (TDRs) as of June 30, 2017, down by $1.2 million from $6.9 million at December 31, 2016, and entirely in commercial mortgage loans. The restructured loans recorded with the Bank have been modified for the purpose of alleviating temporary impairments to the borrower’s financial condition. The modifications that the Bank has extended to borrowers have come in the form of a change in the amortization terms, a reduction in the interest rate, and interest-only payments. The workout plan between the borrower and the Bank is designed to provide a bridge for cash flow shortfalls in the near term. As the borrower works through the near-term issues, in most cases, the original contractual terms will be reinstated.

Additional information regarding performing and nonperforming TDRs at June 30, 2017, and December 31, 2016, is set forth in the following table:

		Pre-Modification Outstanding		Post-Modification Outstanding	Outstanding Balance
	Number of Loans	Recorded Investment	Principal Modifications	Recorded Investment	June 30, 2017	December 31, 2016
Performing
Residential mortgage	-	$-	$-	$-	$-	$-
Commercial mortgage	1	270	-	270	235	265
Automobile	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total Performing	1	$270	$-	$270	$235	$265
Nonperforming
Residential mortgage	-	$-	$-	$-	$-	$-
Commercial mortgage	8	7,939	-	7,939	5,459	6,589
Automobile	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total Nonperforming	8	$7,939	$-	$7,939	$5,459	$6,589
Total Troubled Debt Restructurings (TDRs)	9	$8,209	$-	$8,209	$5,694	$6,854

Principal Modification includes principal forgiveness at the time of modification, contingent principal forgiveness granted over the life of the loan based on borrower performance, and principal that has been legally separated and deferred to the end of the loan, with zero percent contractual interest rate.

During the six-month periods ended June 30, 2017 and 2016, no loans were modified as troubled debt restructurings.

There were no defaults on troubled debt restructurings within twelve months following the modification, nor were there any charge-offs or impacts to ALLL from loans identified as trouble debt restructurings during the six months ended June 30, 2017 and 2016.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). As of June 30, 2017, and December 31, 2016, the Bank met all capital adequacy requirements to which it is subject.

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

As of June 30, 2017, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of June 30, 2017, and December 31, 2016, are also presented in the table below.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2017:
Total capital (to Risk Weighted Assets)	$148,497	13.020%	$105,501	9.250%	$114,055	10.000%
Tier 1 capital (to Risk Weighted Assets)	$134,226	11.769%	$82,690	7.250%	$91,244	8.000%
Tier 1 capital (to Average Assets)	$134,226	6.878%	$90,252	4.625%	$97,569	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$129,226	11.330%	$65,582	5.750%	$74,136	6.500%

At December 31, 2016:
Total capital (to Risk Weighted Assets)	$144,827	12.610%	$99,023	8.625%	$114,809	10.000%
Tier 1 capital (to Risk Weighted Assets)	$130,463	11.360%	$76,061	6.625%	$91,847	8.000%
Tier 1 capital (to Average Assets)	$130,463	7.060%	$73,937	4.000%	$92,421	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$125,463	10.930%	$58,839	5.125%	$74,626	6.500%

In addition, the Company’s actual capital amounts and ratios as of June 30, 2017, and December 31, 2016, are also presented in the table below.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2017
Total capital (to Risk Weighted Assets)	$153,472	13.420%	$105,793	9.250%	$114,370	10.000%
Tier 1 capital (to Risk Weighted Assets)	$139,162	12.170%	$82,918	7.250%	$91,496	8.000%
Tier 1 capital (to Average Assets)	$138,873	7.110%	$90,394	4.625%	$97,723	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$129,380	11.310%	$65,763	5.750%	$74,341	6.500%

At December 31, 2016
Total capital (to Risk Weighted Assets)	$149,540	12.990%	$106,483	9.250%	$115,117	10.000%
Tier 1 capital (to Risk Weighted Assets)	$135,138	11.739%	$83,460	7.250%	$92,093	8.000%
Tier 1 capital (to Average Assets)	$135,138	7.299%	$85,633	4.625%	$92,576	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$125,355	10.889%	$66,192	5.750%	$74,826	6.500%

Stock Purchase Plan

Under the Bank’s 2011 Employee Stock Purchase Plan, eligible employees can purchase, through payroll deductions, shares of common stock at a discount. The right to purchase stocks is granted to eligible employees during a quarterly offer period that is established from time to time by the Board of Directors of the Company. Eligible employees cannot accrue the right to purchase more than $25 thousand worth of stock at the fair market value at the beginning of each offer period. Eligible employees also may not purchase more than one thousand five hundred (1,500) shares of stock in any one offer period. The shares are purchased at 85% of the fair market price of the stock on the enrollment date. Proceeds from the issuance of common stock under this Plan were $99 thousand during the first six months of 2017, compared to proceeds of $88 thousand during the year-earlier period.

Non-Cumulative Perpetual Preferred Stock

Commencing September 15, 2016, the Company offered a private placement of securities for the issuance and sale of an aggregate of 10,000 shares of its new, non-voting Series A Non-Cumulative Perpetual Preferred Stock (the “Series A Preferred Stock”). These securities were offered to various accredited and a limited number of non-accredited investors for total proceeds of up to $10 million (the “Offering”). Each subscriber could purchase a minimum number of Series A Preferred Stock equivalent to at least $250,000 (250 shares). This offering carried a subscription price of $1 thousand per share and an initial fixed yield of 5.5% per annum, but the yield becomes floating at June 30, 2021, after which the annual yield will be the three-month LIBOR rate plus 4.825%. The Series A Preferred Stock carries a liquidation preference of $1 thousand per share. The Offering agreement contains customary warranties, representations and indemnification provisions, and expired on December 31, 2016. At June 30, 2017, 9,783 of these shares were issued and outstanding.

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

A summary of financial instruments with off-balance-sheet risk at June 30, 2017, and December 31, 2016, is as follows:

	June 30, 2017	December 31, 2016
Commitments to extend credit	$156,419	$152,585
Letters of credit:
Standby letters of credit	$49,337	$52,396
Commercial letters of credit	3,070	3,045
Total	$52,407	$55,441

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

The Bank considers its standby and other letters of credit to be payment guarantees. At June 30, 2017, the maximum undiscounted future payments that the Bank could be required to make for all outstanding letters of credit were $52.4 million. All of these arrangements mature within one year. The Bank has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized; however, several are unsecured. The Bank had recorded $21.0 thousand and $18.0 thousand in reserve liabilities associated with these guarantees at June 30, 2017, and December 31, 2016, respectively.

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

A valuation allowance of $3.2 million has been provided at June 30, 2017, and December 31, 2016, to reduce the deferred tax asset because, in management’s opinion, it is more likely than not that less than the entire amount will be realized. The portion of the deferred tax asset with valuation allowance is attributable to a cumulative net operating loss carry forward from the Bank’s CNMI operations, which losses management anticipates will continue. The charge from the net operating loss has already been realized in the accompanying statements of income as a result of the Guam income tax code.

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

Financial assets measured at fair value on a recurring basis as of June 30, 2017, and December 31, 2016, are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At June 30, 2017
U.S. treasury notes and bonds	$59,573	$-	$-	$59,573
U.S. government agency and sponsored enterprise (GSE) debt securities	-	52,354	-	52,354
U.S. government agency pool securities	-	250,286	-	250,286
U.S. government agency or GSE	-	78,672	-	78,672
Other assets:
MSRs	-	-	1,515	1,515
Total fair value	$59,573	$381,312	$1,515	$442,400

At December 31, 2016
U.S. treasury notes and bonds	$72,378	$-	$-	$72,378
U.S. government agency and sponsored enterprise (GSE) debt securities	-	52,053	-	52,053
U.S. government agency pool securities	-	237,126	-	237,126
U.S. government agency or GSE	-	58,323	-	58,323
Other assets:
MSRs	-	-	1,527	1,527
Total fair value	$72,378	$347,502	$1,527	$421,407

There were no liabilities measured at fair value on a recurring basis as of June 30, 2017, and December 31, 2016.

During the six months ended June 30, 2017 and 2016, the changes in Level 3 assets measured at fair value on a recurring basis are as follows:

	Six Months Ended June 30,
	2017	2016
Beginning balance	$1,527	$1,462
Realized and unrealized net gains:
Included in net income	(12)	64
Included in other comprehensive income	-	-
Purchases, issuance and settlements
Purchases	-	-
Issuances	-	23
Settlements	-	-
Ending balance	$1,515	$1,549

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

The following table presents quantitative information about the valuation technique and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring basis:

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average Rate
June 30, 2017
Financial instrument:
MSRs	$1,515	Discounted Cash Flow	Discount Rate	6.50% - 9.25%	8.00%
			Weighted Average Prepayment Rate (Public Securities Association)	125%
December 31, 2016
Financial instrument:
MSRs	$1,527	Discounted Cash Flow	Discount Rate	6.08% - 9.25%	7.80%
			Weighted Average Prepayment Rate (Public Securities Association)	125%

There were no transfers into or out of the Bank’s Level 3 financial instruments for the periods ended June 30, 2017, and December 31, 2016.

Nonrecurring Fair Value Measurements

Under certain circumstances, the Bank makes adjustments to fair value for assets and liabilities even though they are not measured at fair value on an ongoing basis. The following table presents the financial instruments carried on the consolidated statements of condition by caption and by level in the fair value hierarchy at June 30, 2017, and December 31, 2016, for which a nonrecurring change in fair value has been recorded:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2017
Financial assets:
Loans, net
Impaired loans	$-	$-	$-	$-

Other assets
Other real estate owned	$-	$-	$2,582	$2,582

December 31, 2016
Financial assets:
Loans, net
Impaired loans	$-	$-	$-	$-

Other assets
Other real estate owned	$-	$-	$2,746	$2,746

The fair value of loans and other real estate owned subject to write downs is estimated using the appraised value of the underlying collateral, discounted as necessary due to management’s estimates of changes in economic conditions.

Additionally, the Bank also makes adjustments to nonfinancial assets and liabilities even though they are not measured at fair value on an ongoing basis. With the exception of other real estate owned, the Bank does not have nonfinancial assets or liabilities for which a nonrecurring change in fair value has been recorded during the periods ended June 30, 2017, and December 31, 2016.

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

If quoted market prices are not available, the Bank estimates fair values using pricing models and discounted cash flows that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, and credit spreads. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include U.S. GSE obligations, U.S. government agency pool securities, and other securities. Mortgage-backed securities are included in Level 2 if observable inputs are available. In certain cases where there is limited activity or less transparency around inputs to the valuation, the Bank would classify those securities in Level 3. At June 30, 2017, and December 31, 2016, the Bank did not have any Level 3 investment securities.

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

Fair Value of Other Financial Instruments

The estimated fair values of the Bank’s financial instruments, excluding those assets recorded at fair value on a recurring basis on the Bank’s consolidated statements of condition, are as follows:

		Estimated fair value
	Carrying Amount	Level 1	Level 2	Level 3
June 30, 2017	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$211,686	$211,686	$-	$-
Restricted cash	400	400	-	-
Federal Home Loan Bank stock	2,303	N/A	N/A	N/A
Investment securities held-to-maturity	92,922	-	94,053	-
Loans, net	1,144,506	-	-	1,136,989
Total	$1,451,817	$212,086	$94,053	$1,136,989

Financial liabilities:
Deposits	1,819,163	-	-	1,811,887
Total	$1,819,163	$-	$-	$1,811,887

December 31, 2016	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$176,651	$176,651	$-	$-
Restricted cash	400	400	-	-
Federal Home Loan Bank stock	1,855	N/A	N/A	N/A
Investment securities held-to-maturity	96,167	-	97,063	-
Loans, net	1,158,045	-	-	1,149,937
Total	$1,433,118	$177,051	$97,063	$1,149,937

Financial liabilities:
Deposits	$1,778,670	$-	$-	$1,767,345
Total	$1,778,670	$-	$-	$1,767,345

Note 11 – Comprehensive Income

The components of accumulated other comprehensive income, including stockholders’ equity, are as follows:

	Six Months Ended June 30,
	2017	2016
Net unrealized (loss) gain on available for sale securities	$(2,601)	$1,100
Amounts reclassified from AOCI for (loss) gain on sale of investment securities available for sale included in net income	$13	$(130)
Tax effect	880	(330)
Unrealized holding (loss) gain on available for sale securities, net of tax	(1,708)	640
Gross unrealized holding loss on held to maturity securities	(1,620)	(2,065)
Amortization of unrealized holding loss on held to maturity during the period	215	219
Unrealized holding loss on held to maturity securities	(1,405)	(1,846)
Accumulated other comprehensive income	$(3,113)	$(1,206)

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

Summary of Operating Results

The following table provides unaudited comparative information with respect to our results of operations for the three and six months ended June 30, 2017 and 2016, respectively:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017 Amount	2016 Amount	% Change	2017 Amount	2016 Amount	% Change
Interest income	$20,268	$19,469	4.1%	$39,355	$37,405	5.2%
Interest expense	552	511	8.0%	1,082	975	11.0%
Net interest income before provision for loan losses	19,716	18,958	4.0%	38,273	36,430	5.1%
Provision for loan losses	1,184	1,185	-0.1%	2,367	2,330	1.6%
Net interest income after provision for loan losses	18,532	17,773	4.3%	35,906	34,100	5.3%
Non-interest income	3,178	3,520	-9.7%	6,217	6,381	-2.6%
Non-interest expense	17,257	16,460	4.8%	34,412	31,621	8.8%
Income before income taxes	4,453	4,833	-7.9%	7,711	8,860	-13.0%
Income tax expense	1,184	1,427	-17.0%	2,157	2,536	-14.9%
Net income	$3,269	$3,406	-4.0%	$5,554	$6,324	-12.2%

Net income per common share
Basic net income	$0.35	$0.37		$0.60	$0.68
Diluted net income	$0.35	$0.37		$0.60	$0.68

As the above table indicates, our net income decreased in the three months ended June 30, 2017, as compared to the corresponding period in 2016. In the three months ended June 30, 2017, we recorded net income after taxes of $3.3 million, aa decrease of $137 thousand (or 4.0%) as compared to the same period in 2016. These results were most significantly impacted by higher non-interest expense, which increased by $797 thousand and lower non-interest income, which fell by $342 thousand, but were largely offset by an increase of $758 thousand in net interest income and $243 thousand less in income tax expense. The increase in non-interest expense in the three months ended June 30, 2017, as compared to the same period in 2016, was largely attributed to an increase in salaries and employee benefits expenses, which went up by $473 thousand, and an increase of $316 thousand in equipment and depreciation expenses. The increase in net interest income was due to an increase in total interest income of $799 thousand, generated primarily by an increase of $692 thousand in earnings from our investment portfolio and an increase of $144 thousand in our earnings from our deposits with other banks, including the Federal Reserve Bank of San Francisco, only partially offset by the increase in total interest expense by $41 thousand that resulted from the increase of $204.3 million in our average interest-bearing liabilities. The decrease in income tax expense was due to the reduction of $380 thousand in pre-tax income.

During the six months ended June 30, 2017, our net income after taxes decreased by $770 thousand (12.2%) in comparison to the first six months of 2016, primarily due to an increase of $2.8 million in non-interest expense, only partially offset by an increase of $1.8 million in net interest income and a decrease of $379 thousand in income tax expense. The rise in non-interest expense was due to an increase of the $1.4 million in salaries and employee benefits that resulted primarily from annual merit increases, an increase of $630 thousand in equipment and depreciation expense, and higher general, administrative and other expense, which rose by $527 thousand, partly offset by a reduction of $227 thousand in professional service expense. The decrease in income tax expense was due to our lower income before income taxes, while the increase in net interest income was the result of the growth of $33.6 million in our interest-earning assets, attenuated by a decrease of 0.42% in our net interest margin.

The following table shows the decrease in our net interest margin in the three and six months ended June 30, 2017, but it also indicates the impact that the decrease in our net income had on our annualized returns on average assets and average equity during that period, as compared to the corresponding three- and six-month periods of 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net interest margin	4.19%	4.62%	4.14%	4.56%
Return on average assets	0.66%	0.79%	0.58%	0.76%
Return on average equity	9.63%	11.51%	8.25%	10.86%

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

The following table sets forth our interest income, interest expense and net interest income, and our annualized net interest margin for the three and six months ended June 30, 2017 and 2016, respectively:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
Interest income	$20,268	$19,469	4.10%	39,355	$37,405	5.21%
Interest expense	552	511	7.98%	1,082	975	10.95%
Net interest income	$19,716	$18,958	4.00%	$38,273	$36,430	5.06%

Net interest margin	4.19%	4.62%	-0.43%	4.14%	4.56%	-0.42%

Net interest income increased by 4.0% for the three months ended June 30, 2017, as compared to the corresponding period in 2016. In the six months ended June 30, 2017, net interest income increased by 5.1% in comparison to the six months ended June 30, 2016.

For the three months ended June 30, 2017, net interest income rose by $758 thousand as compared to the same period in 2016. Total interest income increased by $799 thousand, principally because of a $692 thousand increase in our investment securities earnings, supplemented by a $144 thousand increase in interest earned on our deposits with other banks, including the Federal Reserve Bank of San Francisco. The reduction in our net interest margin was primarily the result of a 0.28% decrease in the average yield on a significantly larger average balance in our loan portfolio that was only slightly offset by a decrease of 0.02% in the average rate on our average interest-bearing liabilities.

During the six months ended June 30, 2017, net interest income was $1.8 million higher than in the year-earlier period due to an increase of $2.0 million in total interest income. The rise in interest income was due primarily to $1.2 million in higher earnings on our investment securities portfolio, supplemented by $483 thousand more in income from our loan portfolio and an increase of $248 thousand in returns on our deposits with other banks. The decrease in our net interest margin was the result of a 0.29% decrease in the average yield on a significantly larger average balance in our loan portfolio that was partially offset by a higher average yield on a substantially larger investment securities portfolio, which together were only slightly offset by a decrease of 0.01% in the average rate on our average interest-bearing liabilities.

Average Balances

Distribution, Rate and Yield

The following table sets forth information regarding our average balance sheet, annualized yields on interest-earning assets and interest rates on interest-bearing liabilities, the interest rate spread and the interest rate margin for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017			2016
	Average Balance	Interest Earned/Paid	Average Yield/Rate	Average Balance	Interest Earned/Paid	Average Yield/Rate
Interest earning assets:
Short term investments[1]	$157,158	$248	0.63%	$123,392	$104	0.34%
Investment Securities²	528,129	1,941	1.47%	372,416	1,249	1.34%
Loans³	1,196,179	18,079	6.05%	1,146,287	18,116	6.32%
Total earning assets	1,881,466	20,268	4.31%	1,642,095	19,469	4.74%
Noninterest earning assets	87,095			81,414
Total Assets	$1,968,561			$1,723,509
Interest-bearing liabilities:
Interest-bearing checking accounts	$266,357	$81	0.12%	$202,885	$57	0.11%
Money market and savings accounts	1,002,204	433	0.17%	868,188	388	0.18%
Certificates of deposit	50,410	38	0.30%	41,227	34	0.33%
Other borrowings	-	-	0.00%	2,399	32	1.33%
Total interest-bearing liabilities	1,318,971	552	0.17%	1,114,699	511	0.18%
Non-interest bearing liabilities	513,739			490,480
Total Liabilities	1,832,710			1,605,179
Stockholders’ equity	135,851			118,330
Total Liabilities and Stockholders’ Equity	$1,968,561			$1,723,509

Net interest income		$19,716			$18,958

Interest rate spread			4.14%			4.56%
Net interest margin			4.19%			4.62%

	Six Months Ended June 30,
	2017			2016
	Average Balance	Interest Earned/Paid	Average Yield/Rate	Average Balance	Interest Earned/Paid	Average Yield/Rate
Interest earning assets:
Short term investments[1]	$134,051	$431	0.64%	$120,000	$206	0.34%
Investment Securities²	524,487	3,693	1.41%	357,814	2,451	1.37%
Loans³	1,188,540	35,231	5.93%	1,118,309	34,748	6.21%
Total earning assets	1,847,078	39,355	4.26%	1,596,123	37,405	4.69%
Noninterest earning assets	84,203			78,779
Total Assets	$1,931,281			$1,674,902
Interest-bearing liabilities:
Interest-bearing checking accounts	$274,478	$163	0.12%	$193,246	$109	0.11%
Money market and savings accounts	973,465	843	0.17%	844,413	759	0.18%
Certificates of deposit	50,683	76	0.30%	42,852	72	0.33%
Other borrowings	-	-	0.00%	1,350	35	2.59%
Total interest-bearing liabilities	1,298,626	1,082	0.17%	1,081,861	974	0.18%
Non-interest bearing liabilities	497,949			476,620
Total Liabilities	1,796,575			1,558,481
Stockholders’ equity	134,706			116,421
Total Liabilities and Stockholders’ Equity	$1,931,281			$1,674,902

Net interest income		$38,273			$36,431

Interest rate spread			4.09%			4.51%
Net interest margin			4.14%			4.56%

(¹)	Short term investments consist of interest-bearing deposits that we maintain with other financial institutions.
(2)	Includes all investment securities in the Available-for-Sale and the Held-to-Maturity classifications.
(3)	Loans include the average balance of non-accrual loans. Loan interest income includes loan fees net of costs that have been accreted into income.

For the three months ended June 30, 2017, our total average earning assets increased by $239.4 million as compared to the same period in 2016, attributable to the $155.7 million increase in our average investment securities portfolio, the $49.9 million increase in our average loan portfolio and the $33.8 million increase in average short-term investments. Average non-interest earning assets increased by $5.7 million, principally due to a $3.0 million increase in cash and due from banks and a $3.0 million investment in an unconsolidated subsidiary. The overall year-over-year growth of 14.6% in our average earning assets was the result of continued growth in our deposit base and an increase in non-interest bearing liabilities, supplemented by growth in our average stockholders’ equity. In the three months ended June 30, 2017, average total interest-bearing liabilities increased by $204.3 million in comparison to the three months ended June 30, 2016, comprised of a $134.0 million increase in average interest-bearing money market and savings accounts and an increase in average interest-bearing checking accounts by $63.5 million that resulted from improvements in the level of economic activity in the island markets that we serve, but also reflects the growth of $9.2 million in average interest-bearing certificates of deposit. The additional increase of $23.3 million in average non-interest bearing liabilities, primarily in traditional checking accounts, resulted in an overall increase of $227.5 million in average total liabilities. During the first half of 2017, average stockholders’ equity increased by $17.5 million (14.8%) in comparison to the year-earlier period, which included the issuance of $9.8 million in non-cumulative perpetual preferred stock during the fourth quarter of 2016.

Our interest rate spread decreased by 0.42% and our net interest margin dropped by 0.43% in the three months ended June 30, 2017, as compared to the same period in 2016. The decrease in our interest rate spread is primarily attributed to the 0.43% decrease in the average yield on our interest earning assets, which was tempered by a 0.01% decrease in the average interest rate on our interest-bearing liabilities. The 0.43% decrease in our net interest margin resulted from the 14.8% increase in our average total interest-earning assets exceeding the 4.0% increase in our net interest income.

During the six months ended June 30, 2017, our average earning assets increased by $251.0 million (15.7%) from the average for the six months ended June 30, 2016, due to an increase of $166.7 million in our average holdings of investment securities, growth of $70.2 million in our average loan portfolio and a rise of $14.1 million in our short-term investments. In the six months ended June 30, 2017, our average noninterest earning assets increased by $5.4 million in comparison to the six months ended June 30, 2016, notably because of a rise of $3.5 million in other assets and a $2.0 million increase in cash and due from banks, raising our total average assets to $1.93 billion, an increase of $256.4 million (15.3%) from the same period during the previous year. The increase in average total assets during the six months ended June 30, 2017, compared to the previous year was funded by an increase in total average liabilities of $238.1 million, supplemented by the growth in our average stockholders’ equity of $18.3 million (15.7%). In addition to the growth of $21.3 million in average non-interest bearing liabilities, which are primarily traditional checking account balances, the $216.8 million increase in our average total interest-bearing liabilities was comprised of an expansion of $129.1 million in our average money market and savings account balances, a $18.2 million increase in average interest-bearing checking accounts and an increase of $7.8 million in average certificate of deposit balances, partially offset by the elimination of $1.4 million in other borrowings.

Our interest rate spread and net interest margin both decreased by 0.42% during the first six months ended June 30, 2017, when compared to the same period of 2016. The reduction in our interest rate spread was the result of a decrease of 0.43% in the yield on our average total earning assets, while the cost of our average interest-bearing liabilities was reduced by just 0.01%. The lower yield on our average total earning assets was primarily caused by a drop of 0.29% in the yield on our average loan balances, but this was partially offset by the 0.30% and 0.04% increases in yield on our average short-term investments and on our average holdings of investment securities, respectively, the impacts of which were much smaller because of their lower balances relative to our loan portfolio. Our lower net interest margin during the six months ended June 30, 2017, in comparison to the previous year resulted from the 5.1% growth in our net interest income being significantly less than the 15.7% expansion of our average total earning assets. (Some of the figures in this and the previous three paragraphs may appear to differ from the preceding table due to rounding.)

The following table provides information regarding the changes in interest income and interest expense, attributable to changes in rates and changes in volumes, that contribute to the total change in net interest income for the three- and six-month periods ending June 30, 2017, in comparison to the same periods ending June 30, 2016:

	Three Months Ended 2017 vs. 2016
	(In thousands)
		Attributable to:
	Net Change in Interest Income/Expense	Change in Rate	Change in Volume
Interest income:
Short term investments	$144	$110	$34
Investment Securities	692	129	563
Loans	(37)	(3,179)	3,142
Total interest income	$799	$(2,940)	$3,739

Interest expense:
Interest-bearing checking accounts	$24	$5	$19
Money market and savings accounts	45	(77)	122
Certificates of deposit	4	(18)	22
Other borrowings	(32)	(16)	(16)
Total interest expense	$41	$(106)	$147

Net interest income	$758	$(2,834)	$3,592

	Six Months Ended 2017 vs. 2016
	(In thousands)
		Attributable to:
	Net Change in Interest Income/Expense	Change in Rate	Change in Volume
Interest income:
Short term investments	$225	$198	$27
Investment Securities	1,242	71	1,171
Loans	483	(3,487)	3,970
Total interest income	$1,950	$(3,218)	$5,168

Interest expense:
Interest-bearing checking accounts	$54	$6	$48
Money market and savings accounts	84	(74)	158
Certificates of deposit	4	(17)	21
Other borrowings	(35)	(18)	(17)
Total interest expense	$108	$(103)	$211

Net interest income	$1,842	$(3,115)	$4,957

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

The allowance for loan losses is based on estimates, and ultimate losses may vary from current estimates. The Bank recognizes that credit losses will be experienced and the risk of loss will vary with, among other things: general economic conditions; the type of loan being made; the credit worthiness of the borrower over the term of the loan; and, in the case of a collateralized loan, the quality and valuation of the collateral for such loan. The allowance for loan losses represents the Bank’s best estimate of the allowance necessary to provide for probable losses in the portfolio as of the balance sheet date.

If management determines that it is necessary to increase the allowance for loan losses, a provision for loan losses is recorded. For the three and six months ended June 30, 2017, the Bank’s provision for loan losses was $1.2 million and $2.4 million, respectively, which was $1 thousand lower and $37 thousand higher than during the corresponding periods of 2016.

Management believes that the provision recorded was sufficient to mitigate the risk of loss inherent in our gross loan portfolio of $1.16 billion at June 30, 2017, down by $13.3 million from $1.18 billion at December 31, 2016, and to replenish the allowance for net loan charge-offs of $2.4 million recorded during the same period. The allowance for loan losses at June 30, 2017, stood at $15.4 million or 1.32% of total gross loans outstanding as of the balance sheet date, a decrease of $64 thousand (0.4%) from December 31, 2016.   We recorded net loan charge-offs of $1.1 million and net recoveries of $641 thousand for the three-month periods ended June 30, 2017 and 2016, respectively, and net loan charge-offs of $2.4 million during the first six months of 2017, compared to $540 thousand in net charge-offs for the first six months of 2016. See “Analysis of Allowance for Loan Losses” in the Financial Condition Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for more detailed information.

Non-Interest Income

The table below represents the major components of non-interest income and the changes therein for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017 Amount	2016 Amount	Amount Change	Percent Change	2017 Amount	2016 Amount	Amount Change	Percent Change
Non-interest Income
Service charges and fees	$1,452	$1,531	$(79)	-5.2%	$2,850	$2,964	$(114)	-3.8%
Investment securities gains (losses), net	-	120	(120)	-100.0%	(13)	130	(143)	-110.0%
Income from merchant services	598	511	87	17.0%	1,188	767	421	54.9%
Income from cardholders	191	430	(239)	-55.6%	359	695	(336)	-48.3%
Trustee fees	259	221	38	17.2%	455	359	96	26.7%
Other income	678	707	(29)	-4.1%	1,378	1,466	(88)	-6.0%
Total Non-Interest Income	$3,178	$3,520	$(342)	-9.7%	$6,217	$6,381	$(164)	-2.6%

For the three months ended June 30, 2017, non-interest income totaled $3.2 million, which represented a decrease of $342 thousand (9.7%) as compared to the same period in 2016. The reduction is primarily attributed to the $239 thousand decrease in income from cardholders, supplemented and attenuated by normal fluctuations in other elements of non-interest income. The decrease in income from cardholders was primarily the result of a $350 thousand VISA loyalty bonus that was received in the prior period, but no corresponding bonus was received during the three months ended June 30, 2017.

Our non-interest income decreased by $164 thousand (2.6%) during the six months ended June 30, 2017, from the same period a year earlier. Much of this decrease, in the amount of $336 thousand, was due to a drop in income from cardholders that resulted from a $350 thousand VISA loyalty bonus that was received in June 2016, as mentioned in the previous paragraph. There was also a net loss of $13 thousand on sales of investment securities, for a decrease of $143 thousand from the previous year’s net gain of $130 thousand, a smaller decrease of $114 thousand in service charges and fees because of decreases of $145 thousand in service charges on savings accounts, and a $100 thousand reduction in Federal Home Loan Mortgage Corporation (“Freddie Mac”) fees, due to a Mortgage Servicing Rights valuation adjustment on the Freddie Mac portfolio. These decreases in service charges and fees were partially offset by increases in insurance commissions, Bank Owned Life Insurance income, and financial services fee income. The above decreases in non-interest income were partially offset by the increase of $421 thousand in our income from merchant services that resulted from a reduction in cross-border fees charged by one card company, an increase in the number of merchants serviced, and the discontinuation of services to a merchant for which our costs of providing the services exceeded our revenues from the merchant.

Non-interest Expense

The table below represents the major components of non-interest expense and the changes for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017 Amount	2016 Amount	Amount Change	Percent Change	2017 Amount	2016 Amount	Amount Change	Percent Change
Non-Interest Expense:
Salaries & employee benefits	$8,555	$8,082	$473	5.9%	$16,925	$15,496	$1,429	9.2%
Occupancy	1,695	1,576	119	7.6%	3,251	3,118	133	4.3%
Equipment and depreciation	2,116	1,800	316	17.6%	4,138	3,508	630	18.0%
Insurance	404	413	(9)	-2.2%	809	813	(4)	-0.5%
Telecommunications	412	402	10	2.5%	849	801	48	6.0%
FDIC insurance assessment	343	321	22	6.9%	739	646	93	14.4%
Professional services	485	579	(94)	-16.2%	937	1,164	(227)	-19.5%
Contract services	453	491	(38)	-7.7%	957	932	25	2.7%
Other real estate owned	11	15	(4)	-26.7%	66	16	50	312.5%
Stationery & supplies	223	265	(42)	-15.8%	418	484	(66)	-13.6%
Training & education	362	315	47	14.9%	668	515	153	29.7%
General, administrative & other	2,198	2,201	(3)	-0.1%	4,655	4,128	527	12.8%
Total Non-Interest Expense	$17,257	$16,460	$797	4.8%	$34,412	$31,621	$2,791	8.8%

For the three months ended June 30, 2017, non-interest expense totaled $17.3 million, which represented a $797 thousand (4.8%) increase as compared to the same period in 2016. The increase is primarily attributed to the $473 thousand rise in salaries and employee benefits, the $316 thousand increase in equipment and depreciation expense, and the $119 thousand increase in occupancy expense. The increase in salaries and employee benefits was due to normal, recurring merit increases in salaries and a small increase in the number of full-time equivalent (FTE) employees needed to accommodate the growth of $245.9 million (14.3%) in the assets of the Bank from June 30, 2016. The Company’s FTE count at June 30, 2017, December 31, 2016, and June 30, 2016 were 558, 537, and 580, respectively. The increase in equipment and depreciation expense was primarily due to an increase in computer equipment maintenance expense, and the increase in occupancy expense was due to increase in utilities costs and the expense of repairs to buildings, partially offset by a decrease in rental income.

For the six months ended June 30, 2017, total non-interest expense increased by $2.8 million (8.8%) from the year-earlier period, more than half of which was due to an increase of $1.4 million in salaries and employee benefits, which was in part due to normal, recurring employee salaries increases, but also reflects the need for additional FTE personnel to accommodate the increased activity associated with our growth in assets from June 30, 2016. We also experienced a $630 thousand increase in equipment and depreciation expense, and a rise of $527 thousand in general, administrative and other expense, partially offset by a reduction in professional services expense. The rise in equipment and depreciation expense was due to an increase in computer equipment maintenance expense, and the increase in general, administrative and other expense was primarily due to an increase in public relations expense associated with the Bank’s 45th anniversary celebration events. These increases were partially offset by the decrease of $227 thousand in professional services expense that resulted from additional audit fees incurred in the prior year.

Income Tax Expense

For the three months ended June 30, 2017, the Bank recorded an income tax expense of $1.2 million. This was $243 thousand lower than the income tax expense recorded for the corresponding period in 2016. The primary cause of this decrease was the reduction in pre-tax net income of $380 thousand.

During the six months ended June 30, 2017, our income tax expense was $2.2 million, 14.9% lower than during the year-earlier period. This was partially due to the 13.0% decrease in our income before income taxes.

Financial Condition

Assets

As of June 30, 2017, total assets were $1.97 billion, an increase of 2.4% from the $1.92 billion at December 31, 2016. This $46.3 million increase was comprised of the $35.0 million rise in our total cash and cash equivalents, the increase of $17.8 million in our investment portfolio and the $6.0 million expansion in items collectively categorized as other assets, partially offset by a decrease of $13.5 million in our loan portfolio, net of the allowance for loan losses and deferred fee income. The reduction of our net loans lowered the proportion of net loans to total assets from 60.3% to 58.2% from December 31, 2016, to June 30, 2017.

Interest-Earning Assets

The following table sets forth the composition of our interest-earning assets at June 30, 2017, as compared to December 31, 2016:

	June 30, 2017	December 31, 2016	Variance
Interest-earning deposits with financial institutions (including restricted cash)	$180,060	$151,313	$28,747
Federal Home Loan Bank stock, at cost	2,303	1,855	448
Investment securities available for sale	440,885	419,880	21,005
Investment securities held to maturity	92,922	96,167	(3,245)
Loans, gross	1,162,663	1,176,007	(13,344)
Total interest-earning assets	$1,878,833	$1,845,222	$33,611

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

A summary of the balances of loans at June 30, 2017, and December 31, 2016, follows:

	June 30, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
Commercial
Commercial & industrial	$225,575	19.4%	$248,059	21.1%
Commercial mortgage	536,034	46.1%	552,272	47.0%
Commercial construction	15,185	1.3%	6,421	0.5%
Commercial agriculture	731	0.1%	747	0.1%
Total commercial	777,525	66.9%	807,499	68.7%
Consumer
Residential mortgage	139,755	12.0%	143,951	12.2%
Home equity	474	0.0%	480	0.0%
Automobile	30,993	2.7%	30,798	2.6%
Other consumer loans[1]	213,916	18.4%	193,279	16.4%
Total consumer	385,138	33.1%	368,508	31.3%
Gross loans	1,162,663	100.0%	1,176,007	100.0%
Deferred fee (income) costs, net	(2,786)		(2,527)
Allowance for loan losses	(15,371)		(15,435)
Loans, net	$1,144,506		$1,158,045

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

At June 30, 2017, total gross loans decreased by $13.3 million to $1.16 billion from $1.18 billion at December 31, 2016. The decrease in loans was largely attributed to a $30.0 million decrease in commercial loans to $777.5 million at June 30, 2017, from $807.5 million at December 31, 2016. The decrease in commercial loans was due to the $22.5 million decrease in commercial & industrial loans and the $16.2 million decrease in commercial mortgage loans. These were partially offset by the $8.8 million increase in commercial construction loans. The effect of the decrease in commercial loans was attenuated by a $16.6 million increase in consumer loans to $385.1 million at June 30, 2017, up from $368.5 million at December 31, 2016. The increase in consumer loans was due to the $20.6 million increase in other consumer loans, but this increase was partially offset by the decline of $4.2 million in residential mortgage loans.

At June 30, 2017, loans outstanding were comprised of approximately 65.74% variable rate loans and 34.26% fixed rate loans, compared to 67.37% variable and 32.63% fixed rate at December 31, 2016, and 67.97% variable rate and 32.03% fixed rate loans at June 30, 2016.

Since it first opened in 1972, the Bank has expanded its operations and its branch network, first in Guam, then in the other islands of our region and in San Francisco, California. In the interests of enhancing performance and stability through market and industry diversification, the Bank has increased its focus on growth in the San Francisco area in recent years, adding personnel with experience and expertise in the Bay Area. The following table provides figures for loans, net of allowance and deferred fees, in the Bank’s administrative regions for December 31, 2015 and 2016, and June 30, 2017:

	December 31,		June 30,
	2015	2016	2017
Guam	$671,579	$709,715	$653,455
Commonwealth of the Northern Mariana Islands	$71,975	$74,379	$74,612
The Freely Associated States of Micronesia *	$56,301	$75,324	$82,059
California	$254,395	$298,627	$334,380
Total	$1,054,250	$1,158,045	$1,144,506

*	The Freely Associated States (FAS) are comprised of the Federated States of Micronesia (Chuuk, Kosrae, Pohnpei and Yap), the Republic of Palau and the Republic of the Marshall Islands.

As the table indicates, the Bank’s total net loans decreased by 1.2% during the six months ended June 30, 2017, but increased by 9.8% during 2016. By way of comparison, loans in the California region increased by 12.0% during the first half of 2017 and by 17.4% in 2016. Loans in the Freely Associated States of Micronesia increased by 8.9% during the first six months of 2017 and by 33.8% during 2016. The reduction of loan balances by $56.3 million, or 7.9%, in Guam during the first six months of 2017 was primarily due to the payoff of one large commercial loan during the second quarter of the year, after having grown by $38.1 million (5.7%) in 2016, and more than offset the increases in the other regions in which we operate. Since the Company was established in 2011, the California region has provided continued support for the expansion of the Bank

Interest-Earning Deposits and Investment Securities

In the current lending and interest rate environment, and in order to maintain sufficient liquidity in the ordinary course of business and in anticipation of one large withdrawal, the Bank held $179.7 million in unrestricted interest-earning deposits with financial institutions at June 30, 2017, an increase of $28.7 million, or 19.0%, from the $150.9 million in such deposits at December 31, 2016. From December 31, 2016, to June 30, 2017, the

Company’s combined investment portfolio increased by $17.8 million, or 3.4%, from $516.0 million to $533.8 million. The growth in the investment portfolio was comprised of a $21.0 million increase in the available-for-sale securities, which rose by 5.0%, from $419.9 million to $440.9 million, partially offset by a $3.2 million decrease in held-to-maturity securities, which declined from $96.2 million to $92.9 million.

Nonperforming Loans and Other Nonperforming Assets

Nonperforming loans consist of (i) loans on non-accrual status because we have ceased accruing interest on these loans; (ii) loans 90 days or more past due and still accruing interest; and (iii) restructured loans. Other nonperforming assets consist of real estate properties (OREO) that have been acquired through foreclosure or similar means and which management intends to offer for sale. Loans are placed on non-accrual status when, in the opinion of management, the full and timely collection of principal or interest is in doubt. Generally, the accrual of interest is discontinued when principal or interest payment becomes 90 days past due, unless the loan is adequately collateralized and the loan is in the process of collection. When a loan is placed in non-accrual status, accrued but unpaid interest is reversed against current income. Subsequently, when payments are received on such loans, the amounts are applied to reduce principal, except when the ultimate collectability of principal is probable, in which case accrued loans may be restored to accrual status when principal and interest becomes current and full repayment is expected. Interest income is recognized on an accrual basis for impaired loans not meeting the non-accrual criteria.

The following table contains information regarding our nonperforming assets as well as restructured loans as of June 30, 2017, and December 31, 2016:

	June 30, 2017	December 31, 2016
Non-accrual loans:
Commercial & industrial	$261	$1,094
Commercial mortgage	6,061	6,390
Residential mortgage	6,181	6,353
Home equity	-	35
Other consumer 1	138	174
Total non-accrual loans	$12,641	$14,046

Loans past due 90 days and still accruing:
Commercial & industrial	$85	$1
Commercial mortgage	-	-
Commercial construction	-	-
Residential mortgage	99	137
Home equity	-	-
Automobile	70	104
Other consumer[1]	1,182	1,640
Total loans past due 90 days and still accruing	$1,436	$1,882
Total nonperforming loans	$14,077	$15,928

Other real estate owned (OREO):
Commercial real estate	$2,075	$2,078
Residential real estate	507	668
Total other real estate owned	$2,582	$2,746
Total nonperforming assets	$16,659	$18,674

Restructured loans:
Accruing loans	$235	$265
Non-accruing loans (included in nonaccrual loans above)	5,459	6,589
Total restructured loans	$5,694	$6,854

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

The above table indicates that nonperforming loans decreased by $1.9 million during the first six months of 2017, which resulted from the decrease in total non-accrual loans by $1.4 million, from $14.0 million to $12.6 million, and the decrease in total loans past due 90 days and still accruing by $446 thousand to $1.4 million, down from $1.9 million at December 31, 2016. The decrease in total loans past due 90 days and still accruing was primarily due to the $458 thousand reduction in other consumer loans in this category. The reduction in total non-accrual loans is primarily attributed to the decreases in this category of commercial & industrial loans by $833 thousand and of commercial mortgage loans by $329 thousand.

At June 30, 2017, the Bank’s largest nonperforming loans are two commercial real estate mortgage loan relationships in the amount of $5.2 million, both of which are secured by real estate located in Guam. These loans were placed on non-accrual due to deficiencies in the underlying cash flow to service the monthly loan payments and meet operating expenses. At this time, management believes that the collateral and the allowance for loan losses are adequate to cover these loans; however, should property values deteriorate, additional write-downs or additional provisions may be necessary.

Analysis of Allowance for Loan Losses

The allowance for loan losses was $15.4 million, or 1.32% of outstanding gross loans as of June 30, 2017, as compared to $15.4 million, or 1.31% of outstanding gross loans at December 31, 2016.

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

The following table summarizes the changes in our allowance for loan losses:

	Commercial	Residential Mortgages	Consumer	Total
	(Dollars in thousands)
Six Months Ended June 30, 2017
Allowance for loan losses:
Balance at beginning of period	$8,599	$1,878	$4,958	$15,435
Charge-offs	-	(30)	(3,198)	$(3,228)
Recoveries	30	3	764	$797
Provision	200	6	2,161	$2,367
Balance at end of period	$8,829	$1,857	$4,685	$15,371

Three Months Ended June 30, 2017
Allowance for loan losses:
Balance at beginning of period	$8,685	$1,879	$4,771	$15,335
Charge-offs	-	(29)	(1,579)	$(1,608)
Recoveries	20	1	439	$460
Provision	124	6	1,054	$1,184
Balance at end of period	$8,829	$1,857	$4,685	$15,371

Allowance balance at end of period related to:
Loans individually evaluated for impairment	$-	$-	$-	$-
Loans collectively evaluated for impairment	$8,829	$1,857	$4,685	$15,371

Loan balances at end of period:
Loans individually evaluated for impairment	$6,557	$6,181	$138	$12,876
Loans collectively evaluated for impairment	770,968	134,048	244,771	1,149,787
Ending Balance	$777,525	$140,229	$244,909	$1,162,663

Six Months Ended June 30, 2016
Allowance for loan losses:
Balance at beginning of period	$6,890	$1,853	$5,416	$14,159
Charge-offs	(206)	(91)	(2,537)	$(2,834)
Recoveries	1,655	3	636	$2,294
Provision	82	245	2,003	$2,330
Balance at end of period	$8,421	$2,010	$5,518	$15,949

Three Months Ended June 30, 2016
Allowance for loan losses:
Balance at beginning of period	$6,637	$1,965	$5,521	$14,123
Charge-offs	-	(20)	(1,354)	$(1,374)
Recoveries	1,661	2	352	$2,015
Provision	123	63	999	$1,185
Balance at end of period	$8,421	$2,010	$5,518	$15,949

Allowance balance at end of period related to:
Loans individually evaluated for impairment	$-	$-	$-	$-
Loans collectively evaluated for impairment	$8,421	$2,010	$5,518	$15,949

Loan balances at end of period:
Loans individually evaluated for impairment	$8,595	$7,199	$145	$15,939
Loans collectively evaluated for impairment	792,189	137,857	214,950	1,144,996
Ending Balance	$800,784	$145,056	$215,095	$1,160,935

Year Ended December 31, 2016

Allowance for loan losses:
Balance at beginning of year	$6,890	$1,853	$5,416	$14,159
Charge-offs	(276)	(121)	(5,234)	(5,631)
Recoveries	1,691	6	1,310	3,007
Provision	294	140	3,466	3,900
Balance at end of year	$8,599	$1,878	$4,958	$15,435

Allowance balance at end of year related to:
Loans individually evaluated for impairment	$-	$-	$-	$-
Loans collectively evaluated for impairment	$8,599	$1,878	$4,958	$15,435

Loan balances at end of year:
Loans individually evaluated for impairment	$7,749	$6,388	$174	$14,311
Loans collectively evaluated for impairment	799,750	138,043	223,903	1,161,696
Ending Balance	$807,499	$144,431	$224,077	$1,176,007

Total Cash and Cash Equivalents

Total cash and cash equivalents were $211.7 million and $176.7 million at June 30, 2017, and December 31, 2016, respectively. This balance, which is comprised of cash and due from bank balances and interest-bearing deposits that we maintain at other financial institutions (including the Federal Reserve Bank of San Francisco, but excepting restricted cash), will vary depending on daily cash settlement activities, the amount of highly liquid assets needed based on known future events such as the repayment of borrowings and scheduled withdrawals, and actual cash on hand in the Bank’s branches. The increase in the balance during the period was primarily attributed to the early payoff of an individual large loan.

The following table sets forth the composition of our cash and cash equivalent balances at June 30, 2017, and December 31, 2016:

	June 30, 2017	December 31, 2016	Variance
Cash and due from banks	$32,026	$25,738	$6,288
Interest-bearing deposits with financial institutions	179,660	150,913	28,747
Total cash and cash equivalents	$211,686	$176,651	$35,035

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

At June 30, 2017, the carrying value of the investment securities portfolio (excluding ASC Trust Corporation investment and Federal Home Loan Bank stock) totaled $533.8 million, which represents a $17.8 million increase from the portfolio balance of $516.0 million at December 31, 2016. The table below sets forth the amortized cost and fair value of our investment securities portfolio, with gross unrealized gains and losses, at June 30, 2017, and December 31, 2016:

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$112,611	$1	$(685)	$111,927
U.S. government agency pool securities	251,683	61	(1,458)	250,286
U.S. government agency or GSE residential mortgage-backed securities	79,179	32	(539)	78,672
Total	$443,473	$94	$(2,682)	$440,885
Securities Held-to-Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$45,044	$939	$(45)	$45,938
U.S. government agency pool securities	12,784	37	(25)	12,796
U.S. government agency or GSE residential mortgage-backed securities	35,094	461	(236)	35,319
Total	$92,922	$1,437	$(306)	$94,053

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$125,476	$6	$(1,051)	$124,431
U.S. government agency pool securities	238,615	124	(1,613)	237,126
U.S. government agency or GSE residential mortgage-backed securities	59,049	36	(762)	58,323
Total	$423,140	$166	$(3,426)	$419,880
Securities Held-to-Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$44,909	$956	$(36)	$45,829
U.S. government agency pool securities	13,591	14	(91)	13,514
U.S. government agency or GSE residential mortgage-backed securities	37,667	373	(320)	37,720
Total	$96,167	$1,343	$(447)	$97,063

At June 30, 2017, and December 31, 2016, investment securities with a carrying value of $364.7 million and $319.5 million, respectively, were pledged to secure various government deposits and other public requirements.

The amortized cost, estimated fair value and weighted average yields of investment securities by contractual maturity at June 30, 2017, and December 31, 2016, are shown below.  Actual maturities may differ from contractual maturities because issuers may have the right to call or borrowers the right to prepay obligations with or without call or prepayment penalties.  At June 30, 2017, obligations of U.S. government corporations and agencies totaling $533.8 million consist predominantly of Small Business Administration agency pool securities totaling $263.1 million and residential mortgage-backed securities totaling $113.8 million whose contractual maturity, or principal repayment, will follow the repayment of the underlying small business loans or mortgages.  For purposes of the following table, the entire outstanding balance of these SBA pools and mortgage-backed securities issued by U.S. government corporations and agencies is categorized based on final maturity date.  At June 30, 2017, the Bank estimates the average remaining life of these SBA pools and mortgage-backed securities to be approximately 5.32 years and 3.95 years, respectively. The weighted average yield on the entire portfolio increased by 29 basis points, to 1.63% at June 30, 2017, from 1.34% at December 31, 2016. This increase was primarily the result of higher market interest rates.

	June 30, 2017
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Weighted Average Yield
Due within one year	$201	$202	$2,494	$2,487	2.51%
Due after one but within five years	116,564	115,850	58,437	59,699	1.28%
Due after five but within ten years	47,444	47,226	20,213	20,268	1.62%
Due after ten years	279,264	277,607	11,778	11,599	1.74%
Total	$443,473	$440,885	$92,922	$94,053	1.63%

	December 31, 2016
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Weighted Average Yield
Due within one year	$-	$-	$-	$-	0.00%
Due after one but within five years	131,023	129,943	57,761	58,831	1.34%
Due after five but within ten years	44,787	44,627	14,427	14,609	1.38%
Due after ten years	247,330	245,310	23,979	23,623	1.33%
Total	$423,140	$419,880	$96,167	$97,063	1.34%

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at June 30, 2017, and December 31, 2016:

	June 30, 2017
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
Securities Available for Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(685)	$106,934	$-	$-	$(685)	$106,934
U.S. government agency pool securities	(609)	146,739	(849)	78,599	(1,458)	225,338
U.S. government agency or GSE mortgage-backed securities	(436)	48,046	(103)	14,113	(539)	62,159
Total	$(1,730)	$301,719	$(952)	$92,712	$(2,682)	$394,431

Securities Held to Maturity
U.S. government agency and GSE debt securities	$(45)	$16,029	$-	$-	$(45)	$16,029
U.S. government agency pool securities	-	782	(25)	3,512	(25)	4,294
U.S. government agency or GSE mortgage-backed securities	(236)	16,540	-	-	(236)	16,540
Total	$(281)	$33,351	$(25)	$3,512	$(306)	$36,863

	December 31, 2016
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
Securities Available for Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(1,051)	$116,516	$-	$-	$(1,051)	$116,516
U.S. government agency pool securities	(597)	174,370	(1,016)	34,222	(1,613)	208,592
U.S. government agency or GSE mortgage-backed securities	(693)	42,997	(69)	9,225	(762)	52,222
Total	$(2,341)	$333,883	$(1,085)	$43,447	$(3,426)	$377,330

Securities Held to Maturity
U.S. government agency and GSE debt securities	$(36)	$16,052	$-	$-	$(36)	$16,052
U.S. government agency pool securities	(9)	2,748	(82)	10,144	(91)	12,892
U.S. government agency or GSE mortgage-backed securities	(320)	16,990	-	-	(320)	16,990
Total	$(365)	$35,790	$(82)	$10,144	$(447)	$45,934

The Company does not believe that any of the investment securities that were in an unrealized loss position as of June 30, 2017, which included a total of 144 securities, were other-than-temporarily impaired. Specifically, the 144 securities are comprised of the following: 83 Small Business Administration (SBA) Pool securities, 21 mortgage-backed securities issued by the Government National Mortgage Association (GNMA), 9 mortgage-backed securities issued by the Federal National Mortgage Association (FNMA) and 7 agency securities issued by the Federal Home Loan Bank (FHLB), 2 mortgage-backed securities and 3 step up bonds issued by Federal Home Loan Mortgage Corporation (FHLMC), 1 agency security issued by Federal Farm Credit Banks (FFCB), and 18 U.S. Treasury securities.

Total gross unrealized losses were primarily attributable to changes in interest rates relative to when the investment securities were purchased, and not due to changes in the credit quality of the investment securities. In addition, these securities and their repayment are sponsored by the U.S. Government or its various agencies and therefore, it is unlikely that they will ever be settled for less than par. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not likely that the Company will be required to sell the investment securities before recovery of their amortized cost, which may be at maturity.

Deposits

At June 30, 2017, total deposit liabilities increased by $40.5 million, to $1.82 billion, as compared to $1.78 billion in total deposits at December 31, 2016. Non-interest bearing deposits increased by $39.4 million, to $508.9 million at June 30, 2017, from $469.5 million at December 31, 2016, while interest-bearing deposits increased by $1.1 million, to $1.31 billion at June 30, 2017, only nominally changed from December 31, 2016. The 2.3% increase in total deposits was primarily due to an increase in government deposits.

The following table sets forth the composition of our interest-bearing deposit portfolio with the balances and average interest rates at June 30, 2017 and 2016, respectively:

	June 30, 2017		December 31, 2016
	Balance	Average rate	Balance	Average rate
Interest-bearing checking accounts	$260,956	0.12%	$346,922	0.11%
Money market and savings accounts	999,620	0.17%	904,215	0.18%
Certificates of deposit	49,701	0.30%	58,082	0.33%
Total interest-bearing deposits	$1,310,277	0.17%	$1,309,219	0.17%

As mentioned earlier, the Bank has expanded its operations and its branch network since it first opened in 1972, first in Guam, then in the other islands of our region and in San Francisco, California. As time has passed, the Bank has gathered market share in each of the islands. In recent years, in order to diversify its geographic market, the Bank has increased its focus on growth in the California region. The following table provides figures for deposits in the Bank’s administrative regions at year end December 31, 2015 and 2016, and at June 30, 2017:

	December 31,		June 30,
	2015	2016	2017
Guam	$824,661	$975,526	$950,047
Commonwealth of the Northern Mariana Islands	$234,336	$319,895	$372,530
The Freely Associated States of Micronesia *	$314,603	$431,865	$441,436
California	$49,071	$51,384	$55,151
Total	$1,422,671	$1,778,670	$1,819,164

*	The Freely Associated States (FAS) are comprised of the Federated States of Micronesia (Chuuk, Kosrae, Pohnpei and Yap), the Republic of Palau and the Republic of the Marshall Islands.

During the six months ended June 30, 2017, the Bank’s deposits increased by $40.5 million, or 2.3%, while in the full year of 2016, deposits increased by a total of $356.0 million. Our branches in Guam experienced a decrease of $25.5 million in deposits during the first half of 2017, while the deposits in our branches in the CNMI grew by $52.6 million and our FAS branches provided an additional $9.6 million. Our California region deposits increased by $3.8 million during the first six months of 2017.

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

At June 30, 2017, and at December 31, 2016, the Company had no short-term borrowings.

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

At June 30, 2017, our liquid assets, which include cash and due from banks, interest-earning deposits with financial institutions (excluding restricted cash), and investment securities available for sale totaled $652.6 million, up $56.0 million from $596.5 million at December 31, 2016. This increase is comprised of the $28.7 million rise in interest bearing deposits in banks, a $21.0 million increase in available-for-sale securities and the expansion of $6.3 million in cash and due from banks.

Contractual Obligations

The Bank utilizes facilities, equipment and land under various operating leases with terms, including renewal options, ranging from 1 to 99 years. Some of these leases include scheduled rent increases. The total amount of the rent is being debited to expense on the straight-line method over the lease terms in accordance with ASU Topic 840 “Leases”. The Bank has recorded a deferred obligation of $940 thousand and $926 thousand as of June 30, 2017, and December 31, 2016, respectively, which has been included within other liabilities to reflect the excess of rent expense over cash paid on the leases.

At June 30, 2017, annual lease commitments under the above non-cancelable operating leases were as follows:

Years ending December 31,
2017	$567
2018	1,531
2019	1,305
2020	1,208
2021 and thereafter	20,764
Total lease commitments	$25,375

The Bank leases certain facilities from two separate entities in which two of its directors have separate ownership interests. Lease payments made to these entities during the six months ended June 30, 2017, and June 30, 2016, approximated $168 thousand and $142 thousand, respectively. For the three months ended June 30, 2017, and June 30, 2016, lease payments made to these entities approximated to $84 thousand and $70 thousand, respectively.

Additionally, the Bank leases office space to third parties, with original lease terms ranging from 3 to 5 years with option periods ranging up to 15 years. At June 30, 2017, minimum future rents to be received under non-cancelable operating sublease agreements were $32 thousand, $45 thousand, and $16 thousand for the periods ending December 31, 2017, 2018 and 2019, respectively.

A summary of rental activities for the six months ended June 30, 2017 and 2016, respectively, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Rent expense	$698	$689	$1,373	$1,321
Less: sublease rentals	56	71	132	139
Net rent expense	$642	$618	$1,241	$1,182

Off-Balance Sheet Arrangements

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

A summary of financial instruments with off-balance-sheet risk at June 30, 2017, and December 31, 2016, is as follows:

	June 30, 2017	December 31, 2016
Commitments to extend credit	$156,419	$152,585
Letters of credit:
Standby letters of credit	$49,337	$52,396
Commercial letters of credit	3,070	3,045
Total	$52,407	$55,441

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

The Bank considers its standby and commercial letters of credit to be guarantees. At June 30, 2017, the maximum undiscounted future payments that the Bank could be required to make was $52.4 million. Almost all of these arrangements mature within one year. The Bank generally has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized; however, several that are extended to the Bank’s most creditworthy customers are unsecured. The Bank has recorded $21.0 thousand in reserve liabilities associated with commitments to extend credit and letters of credit at June 30, 2017.

Mortgage loans serviced for others are not included in the accompanying condensed consolidated statements of condition. The unpaid principal balances of mortgage loans serviced for others were $206.4 million and $211.0 million at June 30, 2017, and December 31, 2016, respectively. On June 30, 2017, and December 31, 2016, the Bank recorded mortgage servicing rights at their fair value of $1.5 million and $1.5 million, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital and Common Equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of June 30, 2017, and December 31, 2016, the Bank met all capital adequacy requirements to which it is subject.

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

As of June 30, 2017, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There have been no conditions or events since the FDIC notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of June 30, 2017, and December 31, 2016, are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2017:
Total capital (to Risk Weighted Assets)	$148,497	13.020%	$105,501	9.250%	$114,055	10.000%
Tier 1 capital (to Risk Weighted Assets)	$134,226	11.769%	$82,690	7.250%	$91,244	8.000%
Tier 1 capital (to Average Assets)	$134,226	6.878%	$90,252	4.625%	$97,569	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$129,226	11.330%	$65,582	5.750%	$74,136	6.500%

At December 31, 2016:
Total capital (to Risk Weighted Assets)	$144,827	12.610%	$99,023	8.625%	$114,809	10.000%
Tier 1 capital (to Risk Weighted Assets)	$130,463	11.360%	$76,061	6.625%	$91,847	8.000%
Tier 1 capital (to Average Assets)	$130,463	7.060%	$73,937	4.000%	$92,421	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$125,463	10.930%	$58,839	5.125%	$74,626	6.500%

The Company’s required and actual capital amounts and ratios as of June 30, 2017, and December 31, 2016, were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2017
Total capital (to Risk Weighted Assets)	$153,472	13.420%	$105,793	9.250%	$114,370	10.000%
Tier 1 capital (to Risk Weighted Assets)	$139,162	12.170%	$82,918	7.250%	$91,496	8.000%
Tier 1 capital (to Average Assets)	$138,873	7.110%	$90,394	4.625%	$97,723	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$129,380	11.310%	$65,763	5.750%	$74,341	6.500%

At December 31, 2016
Total capital (to Risk Weighted Assets)	$149,540	12.990%	$106,483	9.250%	$115,117	10.000%
Tier 1 capital (to Risk Weighted Assets)	$135,138	11.739%	$83,460	7.250%	$92,093	8.000%
Tier 1 capital (to Average Assets)	$135,138	7.299%	$85,633	4.625%	$92,576	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$125,355	10.889%	$66,192	5.750%	$74,826	6.500%

Since the formation of BankGuam Holding Company in 2011, our assets have grown by 78.4% ($864.6 million), while our stockholders’ equity has grown by 53.9% ($47.8 million, including $36.2 million in retained earnings). The difference between these growth rates has challenged our ability to maintain our historically strong capital ratios. In order to support the Company’s continued growth and to provide sufficient resources to expand our subsidiary holdings, the Board approved the issuance of up to $10.0 million in non-cumulative perpetual preferred stock, issued to various accredited and a limited number of non-accredited investors, of which $9.8 million was issued during the year ended December 31, 2016, when the offering was closed.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2017, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s Rules and forms and is accumulated and communicated to management, including our Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Our business, financial condition and results of operations are subject to various risks, including those discussed below and in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016. Other than as reflected below, there have been no material changes from the risks contained in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Our business may be adversely affected by conditions in the financial markets and economic conditions generally.

The United States economy is recovering, moderately, from a downturn that started in 2007, but business activity and growth across industries and regions have not yet been fully restored. There are indications that the recovery is accelerating, and the decision of the Federal Open Market Committee, which guides current monetary policy actions on behalf of the Federal Reserve System in carrying out its broader monetary policies, to raise its target interest rate on December 14, 2016, expressed its confidence in the sustainability of recent economic growth in the United States. Consumer spending, liquidity and availability of credit are modestly improving, and the unemployment rate in the United States has fallen by more than half since October 2009, and the Federal Open Market Committee has raised its target Fed Funds rate twice since the beginning of 2017. Nonetheless, the unemployment rate is still relatively high in the principal island markets we serve.

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

Any future FDIC insurance premium increases will adversely affect our earnings.

FDIC-insured financial institutions, including the Bank, are charged premiums to maintain the FDIC Deposit Insurance Fund at a certain level. In 2009, the FDIC collected a special assessment and revised its risk-based assessment system to replenish the FDIC Deposit Insurance Fund, which had been depleted by rising levels of bank failures and associated costs. In recent years, deposit premiums have decreased as the level of bank failures has returned to historical norms. However, if the costs of future bank failures increase, deposit insurance premiums may also increase, and there can be no assurance that assessments will not be changed in the future. Our FDIC deposit insurance expense for the year ended December 31, 2016, was $1.3 million.

Our profitability is dependent upon the economic conditions of the markets in which we operate.

We operate on ten relatively remote Pacific islands and in San Francisco, California, and, as a result, our financial condition and results of operations are affected by changes in the economic conditions in those areas. Our success depends upon the business activity, population, income levels, deposits and lending activity in these markets. Because some of our customers’ business and financial interests may extend well beyond these market areas, adverse economic conditions that affect those other market areas could reduce our growth rate, affect the ability of those customers to repay their loans, and generally affect our financial condition and results of operations. Other than in San Francisco, our lending operations are located in market areas dependent on tourism and fishing, along with a military presence and other federal government activities in Guam. Although the Commonwealth of the Northern Mariana Islands suffered setbacks in recent years because of a decline in its visitor industry, the failure of its garment industry and widespread typhoon damage, new construction activity and increased visitor arrivals are supporting a more rapid expansion of the economy. The other island economies have remained relatively stable. However, because of the magnified influence of external events, these small island economies tend to be somewhat more volatile than larger economic systems. Thus, our borrowers could be adversely impacted by a downturn in these sectors of the economy that could reduce the demand for loans and adversely impact the borrowers’ ability to repay their loans, which would, in turn, increase our nonperforming assets. Because of our geographic concentration in several relatively small island economies, we are less able than many regional or national financial institutions to diversify our credit risks across multiple dissimilar markets. In recent years, we have taken the initiative to expand our operations in California in an effort to increase and help to stabilize our profitability.

If we lost a significant portion of our low-cost deposits, it would negatively impact our liquidity and profitability.

Our profitability depends in part on our success in attracting and retaining a stable base of low-cost deposits. At December 31, 2016, 26.4% of our deposit base was comprised of non-interest bearing deposits, and the average rate on our interest-bearing deposits during 2016 was 0.17%. While we generally do not believe these core deposits are very sensitive to interest rate fluctuations, the competition for these deposits in our markets is strong. If we were to lose a significant portion of our low-cost deposits, it could negatively impact our liquidity and profitability. To help to mitigate this risk, we actively monitor our competitors’ deposit interest rates and will adjust our rates accordingly in order to maintain our deposit base.

We may be the subject of litigation, which could result in legal liability and damage to our business and reputation.

From time to time, we may be subject to claims or legal action from customers, employees or others. Financial institutions like the Company and the Bank are facing a growing number of significant class actions, including those based on the manner of calculation of interest on loans and the assessment of overdraft fees. Future litigation could include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. We are also involved from time to time in other reviews, investigations and proceedings (both formal and informal) by governmental and other agencies regarding our business. These matters also could result in adverse judgments, settlements, fines, penalties, injunctions or other relief. Like other large financial institutions, we are also subject to risk from potential employee misconduct, including non-compliance with policies and improper use or disclosure of confidential information.

Our insurance may not cover all claims that may be asserted against us, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any litigation exceed our insurance coverage, they could have a material adverse effect on our financial condition and results of operations. In addition, we may not be able to obtain appropriate types or levels of insurance in the future, nor may we be able to obtain adequate replacement policies with acceptable terms, if at all.

If we are limited in our ability to originate loans secured by commercial real estate we may face greater risk in our loan portfolio.

Federal banking agencies have issued guidance regarding high concentrations of commercial real estate loans within bank loan portfolios. The guidance requires financial institutions that exceed certain levels of commercial real estate lending compared with their total capital to maintain heightened risk management practices that address the following key elements: board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. If there is any deterioration in our commercial real estate portfolio or if our regulators conclude that we have not implemented appropriate risk management practices, it could adversely affect our business, and could result in the requirement to maintain increased capital levels. Such capital may not be available at that time, and may result in our regulators requiring us to reduce our concentration in commercial real estate loans.

If because of our concentration of commercial real estate loans, or for any other reasons, we are limited in our ability to originate loans secured by commercial real estate, our results of operations may be negatively impacted and we may incur greater risk in our loan portfolio.

The laws and regulations, including the Dodd-Frank Reform Act, applicable to the banking industry could change at any time, and these changes may adversely affect our business and profitability.

We are subject to extensive federal and state regulation. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably. The increased scope, complexity, and cost of corporate governance, reporting, and disclosure practices are proportionately higher for a company of our size and will affect our profitability more than that of some of our larger competitors. We expect to experience increasing compliance costs related to this supervision and regulation.

Also, the 2016 national election results and new administration have introduced additional uncertainty into future implementation and enforcement of the Dodd-Frank Reform Act and other financial sector regulatory requirements. Such additional regulation and supervision may increase our costs and limit our ability to pursue business opportunities. The effects of any such recently enacted, or proposed, legislation and regulatory programs on us cannot reliably be determined at this time.

The Consumer Financial Protection Bureau (the “CFPB”) recently issued “ability-to-repay” and “qualified mortgage” rules that may have a negative impact on our loan origination process and foreclosure proceedings, which could adversely affect our business, operating results and financial condition.

On January 10, 2013, the CFPB issued a final rule to implement the “qualified mortgage” provisions of the Dodd-Frank Reform Act requiring mortgage lenders to consider consumers’ ability to repay home loans before extending them credit. The CFPB’s “qualified mortgage” rule, which became effective on January 10, 2014, describes certain minimum requirements for lenders making ability-to-repay determinations, but does not dictate that they follow particular underwriting models. Lenders will be presumed to have complied with the ability-to-repay rule if they issue “qualified mortgages,” which are generally defined as mortgage loans prohibiting or limiting certain risky features. Loans that do not meet the ability-to-repay standard can be challenged in court by borrowers who default, and the absence of ability-to-repay status can be used against a lender in foreclosure proceedings. Any loans that we make outside of the “qualified mortgage” criteria could expose us to an increased risk of liability and reduce or delay our ability to foreclose upon the underlying property. Any decreases in loan origination volume or increases in compliance and foreclosure costs caused by the rule could negatively affect our business, operating results and financial condition. The CFPB also has adopted a number of additional requirements and issued additional guidance, including with respect to appraisals, escrow accounts and servicing, each of which entails increased compliance costs. In addition, the CFPB likely will continue to make rules relating to consumer protection, and it is difficult to predict which of our products and services will be subject to these rules or how these rules will be implemented.

Compliance with the Dodd-Frank Wall Street Reform and Consumer Protection Act has increased our regulatory compliance burdens, and may increase our operating costs and may adversely impact our earnings or capital ratios, or both.

Signed into law on July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act has represented a significant overhaul of many aspects of the regulation of the financial services industry. Among other things, the Dodd-Frank Reform Act created the CFPB, tightened capital standards, imposed clearing and margining requirements on many derivatives activities and generally increased oversight and regulation of financial institutions and financial activities.

In addition to the self-implementing provisions of the statute, the Dodd-Frank Reform Act calls for over 200 administrative rulemakings by numerous federal agencies to implement various parts of the legislation. While many rules have been finalized or issued in proposed form, additional rules have yet to be proposed. It is not possible at this time to predict when all such additional rules will be issued, their final form or requirements, their applicability to the Company or the Bank, or when they will be implemented.

The cost of complying with the new consumer protection regulations and policies could adversely affect our business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act created the Consumer Financial Protection Bureau (the “CFPB”), a new regulatory entity with broad powers to supervise and enforce consumer protection laws. The CFPB has extensive rulemaking authority for a wide range of consumer protection laws that apply to banks and other types of lenders, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. It also has examination and enforcement authority over all banks with more than $10 billion in assets. Institutions with less than $10 billion in assets, like us, are examined for compliance with consumer protection laws by their primary bank regulators, but these regulators defer to the CFPB’s rules and interpretations in evaluating a bank’s compliance with consumer protection laws. Therefore, although the CFPB does not directly supervise us, the actions of the CFPB significantly impact our operations.

The CFPB has set forth numerous rules and guidance documents since its inception concerning a wide range of consumer protection laws, many of which are directly applicable to our operations. For example, the CFPB recently imposed new requirements regarding the origination and servicing of residential mortgage loans, limitations on the manner in which loan originators may be compensated, mandatory disclosures on documentation given to borrowers, and an obligation on the part of lenders to verify a borrower’s “ability to repay” a residential mortgage loan before extending credit, among others. The CFPB likely will continue to make rules relating to consumer protection, and it is difficult to predict which of our products and services will be subject to these rules or how these rules will be implemented. However, compliance with CFPB regulations likely will result in additional operating and compliance costs that could have a material adverse effect on our business, consolidated financial condition, results of operations, or cash flows.

Item 6. Exhibits

Exhibit No.	Exhibit

31.01	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley At of 2002

31.02	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Statements of Condition as of June 30, 2017, and December 31, 2016, (ii) Unaudited Condensed Consolidated Statements of Income for the three and six months ended June 30, 2017 and 2016, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2017 and 2016, and (v) Notes to Unaudited Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, BankGuam Holding Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANKGUAM HOLDING COMPANY

Date: August 9, 2017	By:	/s/ LOURDES A. LEON GUERRERO
Lourdes A. Leon Guerrero, President and Chief Executive Officer

Date: August 9, 2017	By:	/s/ FRANCISCO M. ATALIG
Francisco M. Atalig, Senior Vice President and Chief Financial Officer