Form 10-Q
period 2017-09-30
BankGuam Holding Co
filed 2017-11-20
CIK 1527383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of November 20, 2017, the registrant had outstanding 9,342,494 shares of common stock.

BANKGUAM HOLDING COMPANY

FORM 10-Q

QUARTERLY REPORT

TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION		4

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	4

	Condensed Consolidated Statements of Condition at September 30, 2017, and December 31, 2016	5

	Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2017 and 2016	6

	Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016	7

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016	8

	Notes to Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 4.	Controls and Procedures	56

PART II. OTHER INFORMATION		57

Item 1A.	Risk Factors	57

Item 6.	Exhibits	65

Signatures		66

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

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Condition

(in Thousands, Except Par Value)

	September 30, 2017	December 31, 2016
ASSETS
Cash and due from banks	$25,209	$25,738
Interest bearing deposits in banks	141,260	150,913
Total cash and cash equivalents	166,469	176,651
Restricted cash	400	400
Investment in unconsolidated subsidiary	3,092	3,025
Investment securities available-for-sale, at fair value	502,075	419,880
Investment securities held-to-maturity, at amortized cost	91,296	96,167
Federal Home Loan Bank stock, at cost	2,303	1,855
Loans, net of allowance for loan losses ($15,215 and $15,435, respectively)	1,174,528	1,158,045
Accrued interest receivable	5,985	4,758
Premises and equipment, net	18,020	17,825
Other assets	52,521	42,946
Total assets	$2,016,689	$1,921,552

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$522,135	$469,451
Interest bearing	1,342,908	1,309,219
Total deposits	1,865,043	1,778,670
Accrued interest payable	116	122
Other liabilities	12,784	10,558
Total liabilities	1,877,943	1,789,350
Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock $0.2083 par value; 48,000 shares authorized; 9,312 and 9,300 shares issued and 9,280 and 9,268 shares outstanding at 9/30/17 and 12/31/16, respectively	1,942	1,938
Preferred stock $100.00 par value; 300 shares authorized; 9.8 shares issued and outstanding	980	980
Additional paid-in capital, Common stock	20,093	19,917
Additional paid-in capital, Preferred stock	8,803	8,803
Retained earnings	110,227	104,626
Accumulated other comprehensive loss	(3,009)	(3,772)
Common stock in treasury, at cost (32 shares)	(290)	(290)
Total stockholders’ equity	138,746	132,202
Total liabilities and stockholders’ equity	$2,016,689	$1,921,552

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Income

(Dollar and Share Amounts in Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income:
Loans	$18,457	$17,362	$53,688	$52,110
Investment securities	2,246	1,245	5,939	3,696
Deposits with banks	423	163	854	369
Total interest income	21,126	18,770	60,481	56,175
Interest expense:
Savings deposits	525	473	1,531	1,341
Time deposits	35	35	111	107
Other borrowed funds	-	72	-	106
Total interest expense	560	580	1,642	1,554
Net interest income	20,566	18,190	58,839	54,621
Provision for loan losses	1,186	385	3,553	2,715
Net interest income, after provision for loan losses	19,380	17,805	55,286	51,906

Non-interest income:
Service charges and fees	1,489	1,427	4,339	4,391
Gain (loss) on sale of investment securities	-	272	(13)	401
Income from merchant services, net	646	751	1,834	1,518
Cardholders income, net	-	268	359	963
Trustee fees	257	240	712	598
Other income	854	798	2,232	2,264
Total non-interest income	3,246	3,756	9,463	10,135
Non-interest expense:
Salaries and employee benefits	8,696	8,170	25,621	23,665
Occupancy	1,733	1,561	4,984	4,679
Equipment and depreciation	2,219	1,983	6,357	5,490
Insurance	432	406	1,241	1,218
Telecommunications	444	421	1,293	1,222
FDIC assessment	377	327	1,116	973
Professional services	494	475	1,431	1,640
Contract services	467	370	1,424	1,302
Other real estate owned	7	84	73	101
Stationery and supplies	210	217	628	702
Training and education	273	263	941	777
General, administrative and other	2,497	2,085	7,152	6,213
Total non-interest expense	17,849	16,362	52,261	47,982
Income before income taxes	4,777	5,199	12,488	14,059
Income tax expense	1,597	1,587	3,754	4,123
Net income	3,180	3,612	8,734	9,936
Preferred stock dividend	(138)	-	(414)	-
Net income attributable to common stockholders	$3,042	$3,612	$8,320	$9,936
Earnings per common share:
Basic	$0.34	$0.39	$0.94	$1.07
Diluted	$0.34	$0.39	$0.94	$1.07
Dividends declared per common share	$0.10	$0.10	$0.30	$0.30
Basic weighted average common shares	9,281	9,257	9,274	9,250
Diluted weighted average common shares	9,281	9,257	9,274	9,250

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$3,180	$3,612	$8,734	$9,936
Other comprehensive income (loss):
Unrealized holding gain on available-for-sale securities arising during the period, net of tax	(3)	(257)	429	2,430
Reclassification for loss (gain) realized on available-for-sale securities	-	(272)	13	(401)
Amortization of post-transfer unrealized holding loss on held-to-maturity securities during the period, net of tax	107	118	322	337
Total other comprehensive income	104	(411)	764	2,366
Total comprehensive income	$3,284	$3,201	$9,498	$12,302

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Cash Flows

(in Thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$8,734	$9,936
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,553	2,715
Depreciation	2,476	2,541
Amortization of fees, discounts and premiums	996	1,110
Loss on sales of other real estate owned, net	49	29
Proceeds from sales of loans held for sale	4,922	14,965
Origination of loans held for sale	(4,922)	(14,965)
Increase in mortgage servicing rights	(28)	(68)
Realized loss (gain) on sale of available-for-sale securities	13	(401)
Realized gain on sale of premises and equipment	(23)	(18)
Income from equity investment in unconsolidated subsidiary	(203)	-
Dividends received from unconsolidated subsidiary	199	-
Net change in operating assets and liabilities:
Accrued interest receivable	(1,227)	(835)
Other assets	(5,541)	(8,077)
Accrued interest payable	(6)	68
Other liabilities	2,226	6,751
Net cash provided by operating activities	11,218	13,751

Cash flows from investing activities:
Acquisition of an unconsolidated subsidiary	-	(3,075)
Purchases of available-for-sale securities	(140,411)	(173,619)
Purchases of held-to-maturity securities	-	(4,037)
Proceeds from sales of available-for-sale securities	12,896	39,950
Maturities, prepayments and calls of available-for-sale securities	40,033	18,252
Maturities, prepayments and calls of held-to-maturity securities	4,912	6,235
Loan originations and principal collections, net	(19,860)	(69,879)
(Costs of) proceeds from FHLB stock (purchase) redemption	(448)	(93)
Proceeds from sales of other real estate owned	769	1,492
Proceeds from sales of premises and equipment	23	18
Purchases of premises and equipment	(2,670)	(2,438)
Net cash used in investing activities	(104,756)	(187,194)

Cash flows from financing activities:
Net increase in deposits	86,373	273,359
Proceeds from issuance of common stock	179	182
Proceeds from issuance of preferred stock	-	1,733
Dividends paid	(3,196)	(2,774)
Net cash provided by financing activities	83,356	272,500
Net change in cash and cash equivalents	(10,182)	99,057
Cash and cash equivalents at beginning of period	176,651	100,799
Cash and cash equivalents at end of period	$166,469	$199,856

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,648	$832
Income taxes	5,965	6,226
Supplemental disclosure of noncash investing and financing activities:
Transfer proceeds from a called AFS security to Other Assets	5,000	-
Net change in unrealized loss on held-to-maturity securities, net of tax	322	337
Other real estate owned transferred from loans, net	521	442
Other real estate owned transferred to loans, net	(345)	(197)

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Notes to Condensed Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

Note 1 – Nature of Business

Organization

The accompanying condensed consolidated financial statements include the accounts of BankGuam Holding Company (“Company”) and its wholly- owned subsidiaries, Bank of Guam (“Bank”) and BankGuam Investment Services (“BGIS”, formerly “BankGuam Investment and Insurance Services, “BGIIS”, before a change of name on July 24, 2017). The Company is a Guam corporation organized on October 29, 2010, to act as a holding company of the Bank, a Guam banking corporation, a 23-branch bank serving the communities in Guam, the Commonwealth of the Northern Mariana Islands (CNMI), the Federated States of Micronesia (FSM), the Republic of the Marshall Islands (RMI), the Republic of Palau (ROP), and San Francisco, California. BankGuam Investment Services was incorporated in Guam in 2015 and initially capitalized during the first quarter of 2016. The Company executed an agreement to purchase up to 70% of ASC Trust Corporation through 2021, including its initial investment of 25% made in July 2016.

Other than holding the shares of the Bank, BGIS and ASC Trust Corporation, the Company conducts no significant activities, although it is authorized, with the prior approval of its principal regulator, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), to engage in a variety of activities related to the business of banking. Currently, substantially all of the Company’s operations are conducted and substantially all of the assets are owned by the Bank, which accounts for substantially all of our consolidated revenues, expenses and operating income. The Bank provides a variety of financial services to individuals, businesses and governments through its branches. The Bank’s headquarters is located in Hagåtña, Guam. The Bank currently has twelve branches in Guam, one of which will be consolidated into another during December, 2017, four in the CNMI, four in the FSM, one in the RMI, one in the ROP, and one in San Francisco, California. Its primary deposit products are demand deposits, savings and time certificate accounts, and its primary lending products are consumer, commercial and real estate loans.

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

Our condensed consolidated financial condition at September 30, 2017, and the condensed consolidated results of operations for the three and nine months ended September 30, 2017, are not necessarily indicative of what our financial condition will be as of December 31, 2017, or of the results of our operations that may be expected for the full year ending December 31, 2017.

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

Reclassifications

Certain reclassifications of prior year balances have been made to conform to the current year presentation. These reclassifications had no impact on the Company’s consolidated financial position, results of operations or net change in cash and cash equivalents. The reclassification relates to an allocation of the allowance for loan losses to impaired loans individually evaluated for impairment from the allowance associated with loans collectively evaluated for impairment.

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

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which amends ASU 2014-02 by eliminating Step 2 from the goodwill impairment test, which had required a quantitative measure of each reporting unit’s goodwill by comparing the implied fair value to the carrying amount of that goodwill.  As the Company has never had to conduct a Step 2 evaluation of goodwill, this update had no effect on our consolidated financial position or results of operations. Although adoption of this standard is not required of the Company until January 1, 2020, we adopted the update effective March 31, 2017.

Recently Issued but Not Yet Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”. Among other objectives, it is intended to provide more useful information to the users of financial statements by making the definition and recognition of revenue more comparable across reporting entities, industries, jurisdictions and capital markets. As deferred by ASU No. 2015-14, this Standard is effective January 1, 2018, upon which date we will implement it. We are currently reviewing contracts with customers that would be subject to this update, and as we do so we will continue to evaluate the prospective impact of ASU 2014-09 on our consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, a new Topic which is effective beginning January 1, 2019, and is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements on the basis that it is important that users of financial statements have a complete and understandable picture of an entity’s leasing activities. The Company is anticipating electing an accounting policy to not recognize lease assets and lease liabilities for leases with a term of twelve months or less. Upon adoption of this ASU, the Company will recognize, in the statement of financial position, a liability representing the present value of future lease payments (the lease liability) and an asset representing its right to use the underlying asset for the lease term. We are reviewing the outstanding lease documents and will continue to evaluate the impact of ASU 2016-02 on our consolidated financial statements.

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

Note 3 – Earnings Per Common Share

Basic earnings per common share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Potential common shares that may be issued by the Company relate to shares subscribed but not yet issued in 2017 and 2016 under the Employee Stock Purchase Plan, and are reported as dilutive options. No shares were subscribed but not issued at the end of the nine months ended September 30, 2017 and 2016.

Earnings per common share are computed based on reported net income, preferred stock dividends and the following common share data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$3,180	$3,612	$8,734	$9,936
Less preferred stock dividends	(138)	-	(414)	-
Net income available for common stockholders	3,042	3,612	8,320	9,936
Weighted average number of common shares outstanding	9,281	9,257	9,274	9,250
Effect of dilutive options	-	-	-	-
Weighted average number of common shares outstanding - used to calculate diluted earnings per common share	9,281	9,257	9,274	9,250
Earnings per common share:			-
Basic	$0.34	$0.39	$0.94	$1.07
Diluted	$0.34	$0.39	$0.94	$1.07

Note 4 – Investment Securities

The amortized cost and fair value of investment securities, with gross unrealized gains and losses, follows:

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$105,384	$22	$(633)	$104,773
U.S. government agency pool securities	319,124	58	(1,418)	317,764
U.S. government agency or GSE residential mortgage-backed securities	80,158	42	(662)	79,538
Total	$504,666	$122	$(2,713)	$502,075
Securities Held-to-Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$45,111	$850	$(48)	$45,913
U.S. government agency pool securities	12,330	34	(38)	12,326
U.S. government agency or GSE residential mortgage-backed securities	33,855	411	(212)	34,054
Total	$91,296	$1,295	$(298)	$92,293

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$125,476	$6	$(1,051)	$124,431
U.S. government agency pool securities	238,615	124	(1,613)	237,126
U.S. government agency or GSE residential mortgage-backed securities	59,049	36	(762)	58,323
Total	$423,140	$166	$(3,426)	$419,880
Securities Held-to-Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$44,909	$956	$(36)	$45,829
U.S. government agency pool securities	13,591	14	(91)	13,514
U.S. government agency or GSE residential mortgage-backed securities	37,667	373	(320)	37,720
Total	$96,167	$1,343	$(447)	$97,063

At September 30, 2017, and December 31, 2016, investment securities with a carrying value of $368.9 million and $319.5 million, respectively, were pledged to secure various government deposits and to meet other public requirements.

Proceeds and gross realized gains (losses) from the sales or calls of investment securities for the three- and nine-month periods ended September 30, 2017 and 2016, are shown below:

	Three Months Ended September 30,
	2017	2016
Proceeds from sales	$-	$15,237
Gross realized gains from sales	$-	$272
Gross realized losses from sales	$-	$-

	Nine Months Ended September 30,
	2017	2016
Proceeds from sales	$12,896	$39,950
Gross realized gains from sales	$1	$406
Gross realized losses from sales	$(14)	$(5)

The amortized cost and estimated fair value of investment securities by contractual maturity at September 30, 2017, and December 31, 2016, are shown below.  Actual maturities may differ from contractual maturities because issuers may have the right to call or borrowers the right to prepay obligations with or without call or prepayment penalties.  At September 30, 2017, obligations of U.S. government corporations and agencies with amortized costs totaling $596.0 million consist predominantly of Small Business Administration agency pool securities totaling $331.5 million and residential mortgage-backed securities totaling $114.0 million whose contractual maturity, or principal repayment, will follow the repayment of the underlying small business loans or mortgages.  For purposes of the following table, the entire outstanding balance of these SBA Pools and mortgage-backed securities issued by U.S. government corporations and agencies is categorized based on final maturity date.  At September 30, 2017, the Bank estimates the average remaining life of these SBA Pools and mortgage-backed securities to be approximately 5.50 years and 3.86 years, respectively.

	September 30, 2017
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$431	$433	$4,500	$4,492
Due after one but within five years	111,618	110,969	56,179	57,300
Due after five but within ten years	51,809	51,549	19,063	19,094
Due after ten years	340,808	339,124	11,554	11,407
Total	$504,666	$502,075	$91,296	$92,293

	December 31, 2016
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$-	$-	$-	$-
Due after one but within five years	131,023	129,943	57,761	58,831
Due after five but within ten years	44,787	44,627	14,427	14,609
Due after ten years	247,330	245,310	23,979	23,623
Total	$423,140	$419,880	$96,167	$97,063

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2017, and December 31, 2016.

	September 30, 2017
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
Securities Available for Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(299)	$52,089	$(334)	$47,711	$(633)	$99,800
U.S. government agency pool securities	(461)	149,410	(957)	123,259	(1,418)	272,669
U.S. government agency or GSE residential mortgage-backed securities	(463)	47,168	(199)	18,704	(662)	65,872
Total	$(1,223)	$248,667	$(1,490)	$189,674	$(2,713)	$438,341

Securities Held to Maturity
U.S. government agency and GSE debt securities	$(48)	$16,068	$-	$-	$(48)	$16,068
U.S. government agency pool securities	(9)	4,899	(29)	3,412	(38)	8,311
U.S. government agency or GSE residential mortgage-backed securities	(117)	10,193	(95)	2,207	(212)	12,400
Total	$(174)	$31,160	$(124)	$5,619	$(298)	$36,779

	December 31, 2016
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
Securities Available for Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(1,051)	$116,516	$-	$-	$(1,051)	$116,516
U.S. government agency pool securities	(597)	174,370	(1,016)	34,222	(1,613)	208,592
U.S. government agency or GSE residential mortgage-backed securities	(693)	42,997	(69)	9,225	(762)	52,222
Total	$(2,341)	$333,883	$(1,085)	$43,447	$(3,426)	$377,330

Securities Held to Maturity
U.S. government agency and GSE debt securities	$(36)	$16,052	$-	$-	$(36)	$16,052
U.S. government agency pool securities	(9)	2,748	(82)	10,144	(91)	12,892
U.S. government agency or GSE residential mortgage-backed securities	(320)	16,990	-	-	(320)	16,990
Total	$(365)	$35,790	$(82)	$10,144	$(447)	$45,934

The investment securities that were in an unrealized loss position as of September 30, 2017, which comprised a total of 152 securities, were not other-than-temporarily impaired. Specifically, the 152 securities are comprised of the following: 93 Small Business Administration (SBA) Pool securities, 22 mortgage-backed securities issued by the Government National Mortgage Association (GNMA), 18 U.S. Treasuries, 8 mortgage-backed securities, 7 agency securities issued by the Federal Home Loan Bank (FHLB) and 1 agency security issued by the Federal National Mortgage Association (FNMA), 1 mortgage-backed security and 1 step up bond issued by Federal Home Loan Mortgage Corporation (FHLMC), and 1 agency security issued by Federal Farm Credit Banks (FFCB).

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

Investment in Unconsolidated Subsidiary

In May 2016, the Company entered into a Stock Purchase Agreement to acquire 25% of ASC Trust Corporation, a Guam trust company. In July 2016, subsequent to the approval of the Federal Reserve Bank of San Francisco in June 2016, the purchase was executed.  The Agreement provides for the acquisition of an additional 20% of the stock of ASC Trust Corporation in April 2019, and another 25% in April 2021, with both future purchases subject to regulatory approval. The Agreement contains customary warranties, representations and indemnification provisions. The ASC Trust Corporation stock is subject to the equity method of accounting in our Statements of Condition. During the nine months ended September 30, 2017, the Company’s recorded investment in ASC Trust increased by $67 thousand, based upon the earnings of ASC that are attributed to the Company’s ownership, less of the amount of dividends received during the first nine months of the year.

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

For the three months ended September 30, 2017 and 2016, the Bank originated and sold approximately $4.9 million and $6.0 million in FHLMC mortgage loans, respectively.  During the nine months ended September 30, 2017 and 2016, the Bank originated and sold approximately $13.4 million and $15.0 million, respectively, of these loans.

Mortgage loans serviced for others are not included in the accompanying condensed consolidated statements of condition. The unpaid principal balances of mortgage loans serviced for others were $206.8 million and $211.0 million at September 30, 2017, and December 31, 2016, respectively. The decrease of $4.2 million (2.0%) during the first three quarters of 2017 was due to scheduled principal payments and prepayments.

We retain mortgage servicing rights (MSRs) on mortgage loans that we sell. Such rights represent the net positive cash flows generated from the servicing of such mortgage loans and we recognize such rights as assets on our statements of financial condition based on their estimated fair values. We receive servicing fees, less any subservicing costs, on the unpaid principal balances of such mortgage loans. Those fees are collected from the monthly payments made by the mortgagors or from the proceeds of the sale or foreclosure and liquidation of the underlying real property collateralizing the loans. At September 30, 2017, and December 31, 2016, mortgage servicing rights totaled $1.5 million and $1.5 million, respectively, and are included in other assets in the accompanying consolidated statements of condition. The Bank accounts for mortgage servicing rights at fair value with changes in fair value recorded in the condensed consolidated statements of income, subject to annual updates in our prepayment speed assumptions.

Loans

Outstanding loan balances are presented net of unearned income, deferred loan fees, and unamortized discount and premium. Loans acquired with evidence of deteriorated quality at the time of purchase are presented net of the related accretable yield.

The loan portfolio consisted of the following at:

	September 30, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
Commercial
Commercial & industrial	$253,206	21.2%	$248,059	21.1%
Commercial mortgage	541,796	45.4%	552,272	47.0%
Commercial construction	13,596	1.1%	6,421	0.5%
Commercial agriculture	724	0.1%	747	0.1%
Total commercial	809,322	67.9%	807,499	68.7%
Consumer
Residential mortgage	137,697	11.5%	143,951	12.2%
Home equity	436	0.0%	480	0.0%
Automobile	30,779	2.6%	30,798	2.6%
Other consumer loans[1]	214,406	18.0%	193,279	16.4%
Total consumer	383,318	32.1%	368,508	31.3%
Gross loans	1,192,640	100.0%	1,176,007	100.0%
Deferred loan (fees) costs, net	(2,897)		(2,527)
Allowance for loan losses	(15,215)		(15,435)
Loans, net	$1,174,528		$1,158,045

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

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

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. ASC 310-10 defines an impaired loan as one for which there is uncertainty concerning collection of all principal and interest balances per the original contractual terms of the loan. For those loans that are classified as impaired, an allowance is established when the discounted cash flow (or the collateral value or the observable market price) of the impaired loan is lower than the carrying value of the loan. The general component covers unimpaired loans, and is estimated using a loss migration analysis based on historical charge-off experience and expected loss, given the default probability derived from the Bank’s internal risk rating process. The loss migration analysis tracks twelve rolling quarters of loan loss history and industry loss factors to determine historical losses by classification category for each loan type, except certain consumer loans. These calculated loss factors are then applied to outstanding loan balances for all non-impaired loans. Additionally, a qualitative factor that is determined utilizing external economic factors and internal assessments is applied to each homogeneous loan pool. We also conduct individual loan review analyses as part of the allowance for loan loss allocation process, applying specific monitoring policies and procedures in analyzing the existing loan portfolio.

Set forth below is a summary of the Bank’s activity in the allowance for loan losses during the three and nine months ended September 30, 2017 and 2016, and the year ended December 31, 2016:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016	Year Ended December 31, 2016
Balance, beginning of period	$15,371	$15,949	$15,435	$14,159	$14,159
Provision for loan losses	1,186	385	3,553	2,715	3,900
Recoveries on loans previously charged off	390	347	1,188	2,642	3,007
Charged off loans	(1,732)	(1,322)	(4,961)	(4,157)	(5,631)
Balance, end of period	$15,215	$15,359	$15,215	$15,359	$15,435

Set forth below is information regarding loan balances and the related allowance for loan losses, by portfolio type, for the three and nine months ended September 30, 2017 and 2016, and the year ended December 31, 2016, respectively.

	Commercial	Residential Mortgages		Consumer	Total
	(Dollars in thousands)
Nine Months Ended September 30, 2017
Allowance for loan losses:
Balance at beginning of period	$8,599	$1,878		$4,958	$15,435
Charge-offs	(9)	(145)		(4,807)	$(4,961)
Recoveries	38	5		1,145	$1,188
Provision	352	36		3,165	$3,553
Balance at end of period	$8,980	$1,774		$4,461	$15,215

Three Months Ended September 30, 2017
Allowance for loan losses:
Balance at beginning of period	$8,829	$1,857		$4,685	$15,371
Charge-offs	(9)	(115)		(1,608)	$(1,732)
Recoveries	7	2		381	$390
Provision	153	30		1,003	$1,186
Balance at end of period	$8,980	$1,774		$4,461	$15,215

Allowance balance at end of period related to:
Loans individually evaluated for impairment	$40	$6		$1,507	$1,553
Loans collectively evaluated for impairment	8,940	1,768		2,954	13,662
Ending Balance	$8,980	$1,774		$4,461	$15,215

Loan balances at end of period:
Loans individually evaluated for impairment	$6,304	$5,876		$1,958	$14,138
Loans collectively evaluated for impairment	803,018	132,257		243,227	1,178,502
Ending Balance	$809,322	$138,133		$245,185	$1,192,640

Nine Months Ended September 30, 2016
Allowance for loan losses:
Balance at beginning of period	$6,890	$1,853		$5,416	$14,159
Charge-offs	(270)	(121)		(3,766)	$(4,157)
Recoveries	1,667	3		972	$2,642
Provision	184	249		2,282	$2,715
Balance at end of period	$8,471	$1,984		$4,904	$15,359

Three Months Ended September 30, 2016
Allowance for loan losses:
Balance at beginning of period	$8,421	$2,010		$5,518	$15,949
Charge-offs	(64)	(30)		(1,228)	$(1,322)
Recoveries	10	1		336	$347
Provision	104	3		278	$385
Balance at end of period	$8,471	$1,984		$4,904	$15,359

Allowance balance at end of period related to:
Loans individually evaluated for impairment	$11	$16		$1,098	$1,125
Loans collectively evaluated for impairment	8,460	1,968		3,806	14,234
Ending Balance	$8,471	$1,984	0	$4,904	$15,359

Loan balances at end of period:
Loans individually evaluated for impairment	$8,241	$6,556		$1,465	$16,262
Loans collectively evaluated for impairment	775,231	138,619		209,433	1,123,283
Ending Balance	$783,472	$145,175		$210,898	$1,139,545

Year Ended December 31, 2016
Allowance for loan losses:
Balance at beginning of year	$6,890	$1,853		$5,416	$14,159
Charge-offs	(276)	(121)		(5,234)	(5,631)
Recoveries	1,691	6		1,310	3,007
Provision	294	140		3,466	3,900
Balance at end of year	$8,599	$1,878		$4,958	$15,435

Allowance balance at end of year related to:
Loans individually evaluated for impairment	$2	$15		$1,422	$1,439
Loans collectively evaluated for impairment	8,597	1,863		3,536	13,996
Ending Balance	$8,599	$1,878	0	$4,958	$15,435

Loan balances at end of year:
Loans individually evaluated for impairment	$7,577	$6,208		$1,897	$15,682
Loans collectively evaluated for impairment	799,922	138,223		222,180	1,160,325
Ending Balance	$807,499	$144,431		$224,077	$1,176,007

Impairment is measured on a loan-by-loan basis for commercial and real estate loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral (if the loan is collateral-dependent). Large groups of smaller-balance homogeneous loans, such as consumer loans, are collectively evaluated for impairment. Impairment reserves for these groups of consumer loans are determined using historical loss given default rates for similar loans.

Credit Quality

The following table provides a summary of the delinquency status of the Bank’s loans by portfolio type:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans Outstanding
September 30, 2017
Commercial
Commercial & industrial	$1,774	$401	$-	$2,175	$251,031	$253,206
Commercial mortgage	-	1,009	262	1,271	540,525	541,796
Commercial construction	-	-	-	-	13,596	13,596
Commercial agriculture	-	-	-	-	724	724
Total commercial	1,774	1,410	262	3,446	805,876	809,322

Consumer
Residential mortgage	4,362	3,415	2,323	10,100	127,597	137,697
Home equity	97	8	-	105	331	436
Automobile	1,264	432	97	1,793	28,986	30,779
Other consumer [1]	3,360	2,032	1,826	7,218	207,188	214,406
Total consumer	9,083	5,887	4,246	19,216	364,102	383,318
Total	$10,857	$7,297	$4,508	$22,662	$1,169,978	$1,192,640

December 31, 2016
Commercial
Commercial & industrial	$610	$269	$119	$998	$247,061	$248,059
Commercial mortgage	-	770	691	1,461	550,811	552,272
Commercial construction	-	-	-	-	6,421	6,421
Commercial agriculture	-	-	-	-	747	747
Total commercial	610	1,039	810	2,459	805,040	807,499

Consumer
Residential mortgage	6,277	3,457	3,211	12,945	131,006	143,951
Home equity	-	102	-	102	378	480
Automobile	1,288	239	104	1,631	29,167	30,798
Other consumer [1]	2,521	1,149	1,771	5,441	187,838	193,279
Total consumer	10,086	4,947	5,086	20,119	348,389	368,508
Total	$10,696	$5,986	$5,896	$22,578	$1,153,429	$1,176,007

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

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

The following table provides information as of September 30, 2017, and December 31, 2016, with respect to loans on non-accrual status, by portfolio type:

	September 30, 2017	December 31, 2016
	(Dollars in thousands)
Non-accrual loans:
Commercial
Commercial & industrial	$230	$1,094
Commercial mortgage	5,955	6,390
Commercial construction	-	-
Commercial agriculture	-	-
Total commercial	6,185	7,484

Consumer
Residential mortgage	$6,276	$6,353
Home equity	-	35
Automobile	-	-
Other consumer [1]	150	174
Total consumer	6,426	6,562
Total non-accrual loans	$12,611	$14,046

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

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

Pass (B): Standard: Multiple, strong sources of repayment. These are loans to borrowers with a demonstrated history of financial and managerial performance. The risk of loss is considered to be low. Loans are well-structured, with clearly identified primary and readily available secondary sources of repayment. These loans may be secured by an equal amount of funds in a savings account or time certificate of deposit, or by marketable collateral whose value can be reasonably determined through outside appraisals. The borrower characteristically has well supported cash flows and low leverage.

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

The Bank classifies its loan portfolios using internal credit quality ratings, as discussed above under Allowance for Loan Losses. The following table provides a summary of loans by portfolio type and the Bank’s internal credit quality ratings as of September 30, 2017, and December 31, 2016:

	September 30, 2017	December 31, 2016	Increase (Decrease)
	(Dollars in thousands)
Pass:
Commercial & industrial	$224,462	$231,553	$(7,091)
Commercial mortgage	504,418	538,471	(34,053)
Commercial construction	13,596	6,422	7,174
Commercial agriculture	724	747	(23)
Residential mortgage	131,284	137,446	(6,162)
Home equity	436	445	(9)
Automobile	30,683	30,714	(31)
Other consumer	212,545	191,467	21,078
Total pass loans	$1,118,148	$1,137,265	$(19,117)

Special Mention:
Commercial & industrial	$23,974	$14,710	$9,264
Commercial mortgage	31,088	6,055	25,033
Commercial construction	-	-	-
Commercial agriculture	-	-	-
Residential mortgage	144	152	(8)
Home equity	-	-	-
Automobile	-	-	-
Other consumer	-	-	-
Total special mention loans	$55,206	$20,917	$34,289

Substandard:
Commercial & industrial	$4,765	$1,790	$2,975
Commercial mortgage	6,085	7,521	(1,436)
Commercial construction	-	-	-
Commercial agriculture	-	-	-
Residential mortgage	627	431	196
Home equity	-	-	-
Automobile	-	-	-
Other consumer	-	-	-
Total substandard loans	$11,477	$9,742	$1,735

Formula Classified:
Commercial & industrial	$5	$6	$(1)
Commercial mortgage	205	224	(19)
Commercial construction	-	-	-
Commercial agriculture	-	-	-
Residential mortgage	5,641	5,922	(281)
Home equity	-	35	(35)
Automobile	97	84	13
Other consumer	1,861	1,812	49
Total formula classified loans	$7,809	$8,083	$(274)

Doubtful:
Commercial & industrial	$-	$-	$-
Commercial mortgage	-	-	-
Commercial construction	-	-	-
Commercial agriculture	-	-	-
Residential mortgage	-	-	-
Home equity	-	-	-
Automobile	-	-	-
Other consumer	-	-	-
Total doubtful loans	$-	$-	$-
Total outstanding loans, gross	$1,192,640	$1,176,007	$16,633

As the above table indicates, the Bank’s total gross loans approximated $1.19 billion at September 30, 2017, up from $1.18 billion at December 31, 2016. The disaggregation of the portfolio by risk rating in the table reflects the following changes between December 31, 2016, and September 30, 2017:

•

Loans rated “pass” decreased by $19.1 million to $1.12 billion at September 30, 2017, down from $1.14 billion at December 31, 2016. The decrease was primarily in commercial mortgage loans, which decreased by $34.1 million, commercial & industrial loans, which fell by $7.1 million, and residential mortgage loans, which decreased by $6.2 million. These decreases were partially offset by increases in other consumer loans by $21.1 million and in commercial construction loans by $7.2 million. The decreases are primarily attributed to: (i) commercial mortgage loans, due to one loan payoff of $60 million, (ii) commercial & industrial loans, due to payoffs, paydowns and three loan relationships reclassified to “special mention” totaling $15.0 million, and (iii) residential mortgage loans, due to payoffs and paydowns, net of new originations. The increase in other consumer loans was primarily due to consumer loan promotions. The increase in commercial construction loans was primarily due to new construction loans of $7.0 million in Guam.

•

The “special mention” category, at $55.2 million, was $34.3 million higher at September 30, 2017, than at December 31, 2016. This is attributed to an increase in special mention commercial mortgage loans by $25.0 million, primarily as a result of two loan relationships reclassified from “pass” to “special mention.” Additionally there was an increase in special mention commercial & industrial loans by $9.3 million, principally due to $15.0 million in three loan relationships being reclassified from “pass” to “special mention.”

•

Loans classified “substandard” increased by $1.7 million, to $11.5 million at September 30, 2017, from $9.7 million at December 31, 2016. The increase in substandard commercial & industrial loans was mainly the result of the reclassification of one $3.9 million loan relationship to “substandard” from “special mention,” partially offset by $197 thousand in loan paydowns and one loan payoff by $795 thousand. This was partially offset by a decrease in commercial mortgage loans due to $830 thousand (two loans) in payoffs, $188 thousand in one loan relationship upgraded from “substandard” to “special mention,” and one loan foreclosed and transferred to OREO in the amount of $118 thousand.

•

The “formula classified” category decreased by $274 thousand, to $7.8 million from $8.1 million, primarily due to a decrease of $281 thousand in residential mortgage loans. This decrease is due to $616 thousand in payoffs and $603 thousand in paydowns, partially offset by $1.3 million of these loans that were transferred into “formula classified.”

•	There were no loans classified as “doubtful” or “loss” at either September 30, 2017, or December 31, 2016.

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

The following table sets forth information regarding non-accrual loans and restructured loans, at September 30, 2017, and December 31, 2016:

	September 30, 2017	December 31, 2016
	(Dollars in thousands)
Impaired loans:
Restructured loans:
Non-accruing restructured loans	$5,365	$6,589
Accruing restructured loans	322	265
Total restructured loans	5,687	6,854
Other non-accruing impaired loans	8,451	8,828
Total impaired loans	$14,138	$15,682

Impaired loans less than 90 days delinquent and included in total impaired loans	$10,095	$9,913

The table below contains additional information with respect to impaired loans, by portfolio type, at September 30, 2017, and December 31, 2016:

	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
September 30, 2017, With no related allowance recorded:
Commercial & industrial	$224	$224	$604	$1
Commercial mortgage	5,491	5,491	5,560	-
Commercial construction	-	-	-	-
Commercial agriculture	-	-	-	-
Residential mortgage	235	235	240	-
Home equity	-	-	-	-
Automobile	-	-	-	-
Other consumer	-	-	-	-
Total impaired loans with no related allowance	$5,950	$5,950	$6,404	$1

September 30, 2017, With a related allowance recorded:
Commercial & industrial	$174	$345	$90	$1
Commercial mortgage	415	441	283	-
Commercial construction	-	-	-	-
Commercial agriculture	-	-	-	-
Residential mortgage	5,641	5,654	5,715	-
Home equity	-	-	-	-
Automobile	97	97	77	3
Other consumer	1,861	1,861	1,493	21
Total impaired loans with a related allowance	$8,188	$8,398	$7,658	$25

December 31, 2016, With no related allowance recorded:
Commercial & industrial	$1,274	$2,904	$1,135	$25
Commercial mortgage	6,073	6,299	7,052	-
Commercial construction	-	-	-	-
Commercial agriculture	-	-	-	-
Residential mortgage	250	250	252	-
Home equity	-	-	-	-
Automobile	-	-	-	-
Other consumer	-	-	-	-
Total impaired loans with no related allowance	$7,597	$9,453	$8,439	$25

December 31, 2016, With a related allowance recorded:
Commercial & industrial	$6	$10	$57	$-
Commercial mortgage	224	224	233	-
Commercial construction	-	-	-	-
Commercial agriculture	-	-	-	-
Residential mortgage	5,923	5,934	6,519	2
Home equity	35	35	35	-
Automobile	85	84	73	2
Other consumer	1,812	1,813	1,613	17
Total impaired loans with a related allowance	$8,085	$8,100	$8,530	$21

Impairment is measured on a loan-by-loan basis for commercial and real estate loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral (if the loan is collateral-dependent). Large groups of smaller-balance, homogeneous loans are collectively evaluated for impairment. For the large groups of smaller-balance, homogenous loans, the Bank will allocate a specific reserve for these loans and not write-down the impairment at the end of each reporting period. The Bank performs direct write-downs of impaired loans with a charge to the allocated component of the allowance for loan losses, thereby reducing the allocated component of the allowance to zero at the end of each reporting period.

Troubled Debt Restructurings

The Bank had $5.7 million of troubled debt restructurings (TDRs) as of September 30, 2017, down by $1.2 million from $6.9 million at December 31, 2016, and entirely in commercial mortgage loans, with a decrease of $6.3 million in nonperforming loans in this category partially offset by an increase of $5.1 million in performing commercial mortgages. The restructured loans recorded with the Bank have been modified for the purpose of alleviating temporary impairments to the borrower’s financial condition. The modifications that the Bank has extended to borrowers have come in the form of a change in the amortization terms, a reduction in the interest rate, and interest-only payments. The workout plan between the borrower and the Bank is designed to provide a bridge for cash flow shortfalls in the near term. As the borrower works through the near-term issues, in most cases, the original contractual terms will be reinstated.

Additional information regarding performing and nonperforming TDRs at September 30, 2017, and December 31, 2016, is set forth in the following table:

		Pre-Modification Outstanding		Post-Modification Outstanding	Outstanding Balance
	Number of Loans	Recorded Investment	Principal Modifications	Recorded Investment	September 30, 2017	December 31, 2016
Performing
Residential mortgage	-	$-	$-	$-	$-	$-
Commercial mortgage	2	369	-	369	322	265
Automobile	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total Performing	2	$369	$-	$369	$322	$265
Nonperforming
Residential mortgage	-	$-	$-	$-	$-	$-
Commercial mortgage	8	7,939	-	7,939	5,365	6,589
Automobile	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total Nonperforming	8	$7,939	$-	$7,939	$5,365	$6,589
TDRs	10	$8,308	$-	$8,308	$5,687	$6,854

Principal modification includes principal forgiveness at the time of modification, contingent principal forgiveness granted over the life of the loan based on borrower performance, and principal that has been legally separated and deferred to the end of the loan, with zero percent contractual interest rate.

During the nine-month periods ended September 30, 2017 and 2016, no loans were modified as troubled debt restructurings.

There were no defaults on troubled debt restructurings within twelve months following the modification, nor were there any charge-offs or impacts to ALLL from loans identified as troubled debt restructurings during the nine months ended September 30, 2017 and 2016.

Note 6 – Commitments and Contingencies

The Bank is involved in certain legal actions and claims that arise in the ordinary course of business. Management believes that, as a result of its legal defenses and insurance arrangements, none of these matters is expected to have a material adverse effect on the Bank’s, BGIS’s or the Company’s financial condition, results of operations or cash flows.

Note 7 – Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the United States federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s, BGIS’s and the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items, as calculated under regulatory accounting practices.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). As of September 30, 2017, and December 31, 2016, the Bank met all capital adequacy requirements to which it is subject.

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

In July 2013, the U.S. banking regulatory agencies approved the U.S. version of Basel III. The agencies-adopted version of Basel III revises the risk-based and leverage capital requirements and the method for calculating risk-weighted assets to make them consistent with Basel III and to meet the requirements of the Dodd-Frank Act. Although many of the rules contained in these final regulations are applicable only to large, internationally active banks, some of them apply on a phased-in basis to all banking organizations, including the Company and the Bank. Among other things, the rules establish a new minimum common equity Tier 1 ratio (4.5% of risk-weighted assets), a higher minimum Tier 1 risk-based capital requirement (6.0% of risk-weighted assets) and a minimum non-risk-based leverage ratio (4.00%, eliminating a 3.00% exception for higher rated banks). The new additional capital conservation buffer of 2.5% of risk weighted assets over each of the required capital ratios is being phased in from 2016 to 2019 (1.25% in 2017 and 0.625% in 2016) and must be met to avoid limitations on the ability of the Company and the Bank to pay dividends, repurchase shares or pay discretionary bonuses. An additional “countercyclical capital buffer” is required for larger and more complex institutions. At September 30, 2017, the actual capital conservation buffer was 5.23% and 4.87% for the Company and the Bank, respectively, and the minimum conservation buffer requirement was 1.25%. The rules, including alternative requirements for smaller community financial institutions like the Company and the Bank, will be phased in through 2019.

As of September 30, 2017, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of September 30, 2017, and December 31, 2016, are also presented in the table below.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2017:
Total capital (to Risk Weighted Assets)	$151,022	12.865%	$108,583	9.250%	$117,387	10.000%
Tier 1 capital (to Risk Weighted Assets)	$136,342	11.615%	$85,106	7.250%	$93,910	8.000%
Tier 1 capital (to Average Assets)	$136,342	6.878%	$91,680	4.625%	$99,113	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$131,342	11.189%	$67,498	5.750%	$76,302	6.500%

At December 31, 2016:
Total capital (to Risk Weighted Assets)	$144,827	12.610%	$99,023	8.625%	$114,809	10.000%
Tier 1 capital (to Risk Weighted Assets)	$130,463	11.360%	$76,061	6.625%	$91,847	8.000%
Tier 1 capital (to Average Assets)	$130,463	7.060%	$73,937	4.000%	$92,421	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$125,463	10.930%	$58,839	5.125%	$74,626	6.500%

In addition, the Company’s actual capital amounts and ratios as of September 30, 2017, and December 31, 2016, are also presented in the table below.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2017
Total capital (to Risk Weighted Assets)	$155,693	13.227%	$108,881	9.250%	$117,709	10.000%
Tier 1 capital (to Risk Weighted Assets)	$140,972	11.976%	$85,339	7.250%	$94,167	8.000%
Tier 1 capital (to Average Assets)	$140,972	7.100%	$91,825	4.625%	$99,270	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$131,189	11.145%	$67,683	5.750%	$76,511	6.500%

At December 31, 2016
Total capital (to Risk Weighted Assets)	$149,540	12.990%	$106,483	9.250%	$115,117	10.000%
Tier 1 capital (to Risk Weighted Assets)	$135,138	11.739%	$83,460	7.250%	$92,093	8.000%
Tier 1 capital (to Average Assets)	$135,138	7.299%	$85,633	4.625%	$92,576	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$125,355	10.889%	$66,192	5.750%	$74,826	6.500%

Stock Purchase Plan

Under the Bank’s 2011 Employee Stock Purchase Plan, eligible employees can purchase, through payroll deductions, shares of common stock at a discount. The right to purchase stocks is granted to eligible employees during a quarterly offer period that is established from time to time by the Board of Directors of the Company. Eligible employees cannot accrue the right to purchase more than $25 thousand worth of stock at the fair market value at the beginning of each offer period. Eligible employees also may not purchase more than one thousand five hundred (1,500) shares of stock in any one offer period. The shares are purchased at 85% of the fair market price of the stock on the enrollment date. Proceeds from the issuance of common stock under this Plan were $99 thousand during the first nine months of 2017, compared to proceeds of $88 thousand during the year-earlier period.

Non-Cumulative Perpetual Preferred Stock

Commencing September 15, 2016, the Company offered a private placement of securities for the issuance and sale of an aggregate of 10,000 shares of its new, non-voting Series A Non-Cumulative Perpetual Preferred Stock (the “Series A Preferred Stock”). These securities were offered to various accredited and a limited number of non-accredited investors for total proceeds of up to $10 million (the “Offering”). Each subscriber could purchase a minimum number of Series A Preferred Stock equivalent to at least $250,000 (250 shares). This offering carried a subscription price of $1 thousand per share and an initial fixed yield of 5.5% per annum, but the yield becomes floating at June 30, 2021, after which the annual yield will be the three-month LIBOR rate plus 4.825%. The Series A Preferred Stock carries a liquidation preference of $1 thousand per share. The Offering agreement contains customary warranties, representations and indemnification provisions, and expired on December 31, 2016. At September 30, 2017, 9,783 of these shares were issued and outstanding.

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

A summary of financial instruments with off-balance-sheet risk at September 30, 2017, and December 31, 2016, is as follows:

	September 30, 2017	December 31, 2016
Commitments to extend credit	$166,140	$152,585
Letters of credit:
Standby letters of credit	$54,365	$52,396
Commercial letters of credit	2,711	3,045
Total	$57,076	$55,441

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

The Bank considers its standby and other letters of credit to be payment guarantees. At September 30, 2017, the maximum undiscounted future payments that the Bank could be required to make for all outstanding letters of credit were $57.1 million. All of these arrangements mature within one year. The Bank has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized; however, several are unsecured. The Bank had recorded $22.5 thousand and $18.0 thousand in reserve liabilities associated with these guarantees at September 30, 2017, and December 31, 2016, respectively.

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

A valuation allowance of $3.2 million has been provided at September 30, 2017, and December 31, 2016, to reduce the deferred tax asset because, in management’s opinion, it is more likely than not that less than the entire amount will be realized. The portion of the deferred tax asset with valuation allowance is attributable to a cumulative net operating loss carry forward from the Bank’s CNMI operations, which losses management anticipates will continue. The charge from the net operating loss has already been realized in the accompanying statements of income as a result of the Guam income tax code.

The difference between the effective income tax expense and the income tax expense computed at the Guam statutory rate was due to nontaxable interest income earned on loans to the Government of Guam and its autonomous agencies.

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

Financial assets measured at fair value on a recurring basis as of September 30, 2017, and December 31, 2016, are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At September 30, 2017
U.S. treasury notes and bonds	$59,582	$-	$-	$59,582
U.S. government agency and sponsored enterprise (GSE) debt securities	-	45,191	-	45,191
U.S. government agency pool securities	-	317,764	-	317,764
U.S. government agency or GSE	-	79,538	-	79,538
Other assets:
MSRs	-	-	1,499	1,499
Total fair value	$59,582	$442,493	$1,499	$503,574

At December 31, 2016
U.S. treasury notes and bonds	$72,378	$-	$-	$72,378
U.S. government agency and sponsored enterprise (GSE) debt securities	-	52,053	-	52,053
U.S. government agency pool securities	-	237,126	-	237,126
U.S. government agency or GSE	-	58,323	-	58,323
Other assets:
MSRs	-	-	1,527	1,527
Total fair value	$72,378	$347,502	$1,527	$421,407

There were no liabilities measured at fair value on a recurring basis as of September 30, 2017, and December 31, 2016.

During the nine months ended September 30, 2017 and 2016, the changes in Level 3 assets measured at fair value on a recurring basis are as follows:

	Nine Months Ended September 30,
	2017	2016
Beginning balance	$1,527	$1,462
Realized and unrealized net gains:
Included in net income	(28)	68
Included in other comprehensive income	-	-
Purchases, issuance and settlements
Purchases	-	-
Issuances	-	-
Settlements	-	-
Ending balance	$1,499	$1,530

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

The following table presents quantitative information about the valuation technique and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring basis:

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average Rate
September 30, 2017
Financial instrument:
MSRs	$1,499	Discounted Cash Flow	Discount Rate	6.50% - 9.25%	8.00%
			Weighted Average Prepayment Rate (Public Securities Association)	125%
December 31, 2016
Financial instrument:
MSRs	$1,527	Discounted Cash Flow	Discount Rate	6.08% - 9.25%	7.80%
			Weighted Average Prepayment Rate (Public Securities Association)	125%

There were no transfers into or out of the Bank’s Level 3 financial instruments for the periods ended September 30, 2017, and December 31, 2016.

Nonrecurring Fair Value Measurements

Under certain circumstances, the Bank makes adjustments to fair value for assets and liabilities even though they are not measured at fair value on an ongoing basis. The following table presents the assets carried on the consolidated statements of condition by caption and by level in the fair value hierarchy at September 30, 2017, and December 31, 2016, for which a nonrecurring change in fair value has been recorded:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2017
Other assets
Other real estate owned	$-	$-	$2,417	$2,417

December 31, 2016
Other assets
Other real estate owned	$-	$-	$2,746	$2,746

The fair value of loans and other real estate owned subject to write downs is estimated using the appraised value of the underlying collateral, discounted as necessary due to management’s estimates of changes in economic conditions.

Additionally, the Bank also makes adjustments to nonfinancial assets and liabilities even though they are not measured at fair value on an ongoing basis. With the exception of other real estate owned, the Bank does not have nonfinancial assets or liabilities for which a nonrecurring change in fair value has been recorded during the periods ended September 30, 2017, and December 31, 2016.

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

Federal Home Loan Bank Stock

The Bank is a member of the Federal Home Loan Bank of Des Moines (“FHLB”).  As a member, we are required to own stock of the FHLB, the amount of which is based primarily on the level of our borrowings from that institution.  We also have the right to acquire additional shares of stock in the FHLB; however, to date, we have not done so. It is not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability, so it is recorded at its carrying value.

Investment Securities

When quoted prices are available in an active market, the Bank classifies the securities within Level 1 of the valuation hierarchy. Level 1 securities include U.S. Treasury notes and bonds.

If quoted market prices are not available, the Bank estimates fair values using pricing models and discounted cash flows that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, and credit spreads. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include U.S. GSE obligations, U.S. government agency pool securities, and other securities. Mortgage-backed securities are included in Level 2 if observable inputs are available. In certain cases where there is limited activity or less transparency around inputs to the valuation, the Bank would classify those securities in Level 3. At September 30, 2017, and December 31, 2016, the Bank did not have any Level 3 investment securities.

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

Fair Value of Other Financial Instruments

The estimated fair values of the Bank’s financial instruments, excluding those assets recorded at fair value on a recurring basis on the Bank’s consolidated statements of condition, are as follows:

		Estimated fair value
	Carrying Amount	Level 1	Level 2	Level 3
September 30, 2017	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$166,469	$166,469	$-	$-
Restricted cash	400	400	-	-
Federal Home Loan Bank stock	2,303	N/A	N/A	N/A
Investment securities held-to-maturity	91,296	-	92,293	-
Loans, net	1,174,528	-	-	1,166,391
Total	$1,434,996	$166,869	$92,293	$1,166,391

Financial liabilities:
Deposits	1,865,043	-	-	1,856,756
Total	$1,865,043	$-	$-	$1,856,756

December 31, 2016
Financial assets:
Cash and cash equivalents	$176,651	$176,651	$-	$-
Restricted cash	400	400	-	-
Federal Home Loan Bank stock	1,855	N/A	N/A	N/A
Investment securities held-to-maturity	96,167	-	97,063	-
Loans, net	1,158,045	-	-	1,149,937
Total	$1,433,118	$177,051	$97,063	$1,149,937

Financial liabilities:
Deposits	$1,778,670	$-	$-	$1,767,345
Total	$1,778,670	$-	$-	$1,767,345

Note 11 – Comprehensive Income

The components of accumulated other comprehensive income, including stockholders’ equity, are as follows:

	Nine Months Ended September 30,
	2017	2016
Net unrealized (loss) gain on available for sale securities	$(2,604)	$569
Amounts reclassified from AOCI for (loss) gain on sale of investment securities available for sale included in net income	13	(401)
Tax effect	880	(57)
Unrealized holding (loss) gain on available for sale securities, net of tax	(1,711)	111
Gross unrealized holding loss on held to maturity securities	(1,620)	(2,065)
Amortization of unrealized holding loss on held to maturity during the period	322	337
Unrealized holding loss on held to maturity securities	(1,298)	(1,728)
Accumulated other comprehensive income	$(3,009)	$(1,617)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of the Company and its wholly-owned subsidiaries, the Bank and BGIS. This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of operations. This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes presented elsewhere in this Quarterly Report.

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

In August 2015, the Company chartered a second subsidiary, BankGuam Investment and Insurance Services (now BankGuam Investment Services, “BGIS”), in an effort to enhance the options and opportunities of our customers to build future income and wealth. BGIS was capitalized in the amount of $300 thousand during the first quarter of 2016, and was in full operation by the end of May 2016.

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

Other than holding the shares of the Bank, BGIS and ASC Trust Corporation, the Company conducts no significant activities, although it is authorized, with the prior approval of its principal regulator, the Board of Governors of the Federal Reserve System, to engage in a variety of activities related to the business of banking. Currently, substantially all of the Company’s operations are conducted and substantially all of its assets are owned by the Bank, which accounts for substantially all of our consolidated revenues, expenses and operating income. The Bank’s headquarters is located in Hagåtña, Guam, and the Bank provides a variety of financial services to individuals, businesses and government entities through its branch network. The Bank’s primary deposit products are demand deposits, savings and time certificates of deposit, and its primary lending products are consumer, commercial and real estate loans. The Bank also provides many other financial services to its customers. BGIS is a registered investment company, primarily involved in providing investment advisory services and trading securities for its customers. ASC Trust Corporation is primarily involved in administering 401(k) retirement plans and other employee benefit programs for its customers.

Summary of Operating Results

The following table provides unaudited comparative information with respect to our results of operations for the three and nine months ended September 30, 2017 and 2016, respectively:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017 Amount	2016 Amount	% Change	2017 Amount	2016 Amount	% Change
Interest income	$21,126	$18,770	12.6%	$60,481	$56,175	7.7%
Interest expense	560	580	-3.4%	1,642	1,554	5.7%
Net interest income before provision for loan losses	20,566	18,190	13.1%	58,839	54,621	7.7%
Provision for loan losses	1,186	385	208.1%	3,553	2,715	30.9%
Net interest income after provision for loan losses	19,380	17,805	8.8%	55,286	51,906	6.5%
Non-interest income	3,246	3,756	-13.6%	9,463	10,135	-6.6%
Non-interest expense	17,849	16,362	9.1%	52,261	47,982	8.9%
Income before income taxes	4,777	5,199	-8.1%	12,488	14,059	-11.2%
Income tax expense	1,597	1,587	0.6%	3,754	4,123	-8.9%
Net income	$3,180	$3,612	-12.0%	$8,734	$9,936	-12.1%

Net income per common share
Basic net income	$0.34	$0.39		$0.94	$1.07
Diluted net income	$0.34	$0.39		$0.94	$1.07

As the above table indicates, our net income decreased in the three months ended September 30, 2017, as compared to the corresponding period in 2016. In the three months ended September 30, 2017, we recorded net income after taxes of $3.2 million, a decrease of $432 thousand (or 12.0%) as compared to the same period in 2016. These results were most significantly impacted by higher non-interest expense, which increased by $1.5 million, and lower non-interest income, which fell by $510 thousand, but were largely offset by an increase of $1.6 million in net interest income after provision for loan losses. The increase in non-interest expense in the three months ended September 30, 2017, as compared to the same period in 2016, was largely attributed to an increase in salaries and employee benefits expenses, which went up by $526 thousand, and increase in general administrative and other expense of $412 thousand, and an increase of $236 thousand in equipment and depreciation expenses. The increase in net interest income was due to an increase in total interest income of $2.4 million, generated primarily by an increase of $1.1 million in income from our loan portfolio, higher earnings $1.0 million from our investment portfolio and an increase of $260 thousand in our earnings from our deposits with other banks, including the Federal Reserve Bank of San Francisco, supplemented by the decrease in total interest expense of $20 thousand. The increase in net interest income after provision for loan losses of $1.6 million was attenuated by the $801 thousand increase in the provision for loan losses to a more normal level after a temporary reduction in the provision during the third quarter of 2016.

During the nine months ended September 30, 2017, our net income after taxes decreased by $1.2 million (12.1%) in comparison to the first nine months of 2016, primarily due to an increase of $4.3 million in non-interest expense, an increase of $838 thousand in the provision for loan losses and a decrease of $672 thousand in non-interest income, only partially offset by an increase of $4.2 million in net interest income, and a decrease of $369 thousand in income tax expense. The rise in non-interest expense was due to an increase of the $2.0 million in salaries and employee benefits that resulted primarily from annual merit increases, and increase of $939 thousand in general, administrative and other expense, an increase of $867 thousand in equipment and depreciation expense, and a higher occupancy expense, which rose by $305 thousand, partly offset by a reduction of $209 thousand in professional service expense. The decrease in income tax expense was due to our lower income before income taxes, while the increase in net interest income was the result of the growth of $234.4 million in our average interest-earning assets, attenuated by a decrease of 0.26% in our net interest margin.

The following table shows the increase in our net interest margin during the three months ended September 30, 2017, in comparison to the same period in 2016, but a decrease in net interest margin during the nine months ended September 30, 2017. It also indicates the impact that the decrease in our net income had on our annualized returns on average assets and average equity during that period, as compared to the corresponding three- and nine-month periods of 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net interest margin	4.31%	4.26%	4.20%	4.46%
Return on average assets	0.64%	0.81%	0.60%	0.77%
Return on average equity	9.20%	11.81%	8.57%	11.19%

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

The following table sets forth our interest income, interest expense and net interest income, and our annualized net interest margin for the three and nine months ended September 30, 2017 and 2016, respectively:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
Interest income	$21,126	$18,770	12.55%	60,481	$56,175	7.67%
Interest expense	560	580	-3.45%	1,642	1,554	5.66%
Net interest income	$20,566	$18,190	13.06%	$58,839	$54,621	7.72%

Net interest margin	4.31%	4.26%	0.05%	4.20%	4.46%	-0.26%

Net interest income increased by 13.1% for the three months ended September 30, 2017, as compared to the corresponding period in 2016. In the nine months ended September 30, 2017, net interest income increased by 7.7% in comparison to the nine months ended September 30, 2016.

For the three months ended September 30, 2017, net interest income rose by $2.4 million as compared to the same period in 2016. Total interest income also increased by $2.4 million, principally because of a $1.1 million increase in earnings on our loan portfolio and a $1.0 million increase in our investment securities income, supplemented by a $260 thousand increase in interest earned on our deposits with other banks, including the Federal Reserve Bank of San Francisco. The increase in our net interest margin was primarily the result of a 0.34% increase in the average yield on a significantly larger average balance in our investment portfolio and a 0.16% increase in the yield on our growing loan portfolio, as well as the 0.71% increase in the yield on our term investments. The effect of those increases on our net interest income was supplemented by a decrease of 0.03% in the average rate on our average interest-bearing liabilities.

During the nine months ended September 30, 2017, net interest income was $4.2 million higher than in the year-earlier period due to an increase of $4.3 million in total interest income. The rise in interest income was due primarily to a $2.2 million increase in earnings on our investment securities portfolio, supplemented by $1.6 million more in income from our loan portfolio and an increase of $485 thousand in returns on our short term investments, comprised mostly of deposits with other banks. The decrease in our net interest margin was the result of a 0.13% decrease in the average yield on a significantly larger average balance in our loan portfolio that was partially offset by a higher average yield on a substantially larger investment securities portfolio and an increase of 0.45% in the average yield on our more modest short term investments. The average rate on our average interest-bearing liabilities decreased by 0.02%.

Average Balances

Distribution, Rate and Yield

The following table sets forth information regarding our average balance sheet, annualized yields on interest-earning assets and interest rates on interest-bearing liabilities, the interest rate spread and the interest rate margin for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017			2016
	Average Balance	Interest Earned/Paid	Average Yield/Rate	Average Balance	Interest Earned/Paid	Average Yield/Rate
Interest earning assets:
Short term investments[1]	$149,909	$423	1.13%	$156,485	$163	0.42%
Investment Securities²	577,791	2,246	1.55%	410,833	1,245	1.21%
Loans³	1,181,265	18,457	6.25%	1,139,783	17,362	6.09%
Total earning assets	1,908,965	21,126	4.43%	1,707,101	18,770	4.40%
Noninterest earning assets	89,221			80,094
Total Assets	$1,998,186			$1,787,195
Interest-bearing liabilities:
Interest-bearing checking accounts	$273,384	$82	0.12%	$230,943	$65	0.11%
Money market and savings accounts	1,013,796	443	0.17%	914,041	408	0.18%
Certificates of deposit	39,577	35	0.35%	40,854	35	0.34%
Other borrowings	-	-	0.00%	3,452	72	2.09%
Total interest-bearing liabilities	1,326,757	560	0.17%	1,189,290	580	0.20%
Non-interest bearing liabilities	533,102			475,613
Total Liabilities	1,859,859			1,664,903
Stockholders’ equity	138,327			122,292
Total Liabilities and Stockholders’ Equity	$1,998,186			$1,787,195

Net interest income		$20,566			$18,190

Interest rate spread			4.26%			4.20%
Net interest margin			4.31%			4.26%

	Nine Months Ended September 30,
	2017			2016
	Average Balance	Interest Earned/Paid	Average Yield/Rate	Average Balance	Interest Earned/Paid	Average Yield/Rate
Interest earning assets:
Short term investments[1]	$139,125	$854	0.82%	$132,162	$369	0.37%
Investment Securities²	542,255	5,939	1.46%	375,487	3,696	1.31%
Loans³	1,186,115	53,688	6.04%	1,125,467	52,110	6.17%
Total earning assets	1,867,495	60,481	4.32%	1,633,116	56,175	4.59%
Noninterest earning assets	85,648			78,322
Total Assets	$1,953,143			$1,711,438
Interest-bearing liabilities:
Interest-bearing checking accounts	$274,114	$245	0.12%	$204,889	$174	0.11%
Money market and savings accounts	987,111	1,286	0.17%	867,622	1,167	0.18%
Certificates of deposit	46,981	111	0.32%	42,186	107	0.34%
Other borrowings	-	-	0.00%	2,050	106	6.89%
Total interest-bearing liabilities	1,308,206	1,642	0.17%	1,116,747	1,554	0.19%
Non-interest bearing liabilities	509,024			476,293
Total Liabilities	1,817,230			1,593,040
Stockholders’ equity	135,913			118,398
Total Liabilities and Stockholders’ Equity	$1,953,143			$1,711,438

Net interest income		$58,839			$54,621

Interest rate spread			4.15%			4.40%
Net interest margin			4.20%			4.46%

(¹)	Short term investments consist of interest-bearing deposits that we maintain with other financial institutions.
(2)	Includes all investment securities in the Available-for-Sale and the Held-to-Maturity classifications.

(3)	Loans include the average balance of non-accrual loans that provide no interest income. Loan interest income includes loan fees net of costs that have been accreted into income.

For the three months ended September 30, 2017, our total average earning assets increased by $201.9 million as compared to the same period in 2016, attributable to the $167.0 million increase in our average investment securities portfolio and the $41.5 million increase in our average loan portfolio, partially offset by the $6.6 million decrease in average short-term investments. Average non-interest earning assets increased by $9.1 million, principally due to a $9.1 million increase in other assets and a $1.1 million increase in accrued interest receivable, partially offset by a $1.1 million decrease in cash and remittances due from banks. The overall year-over-year growth of 11.8% in our average earning assets was the result of continued growth in our deposit base and an increase in non-interest bearing liabilities, supplemented by growth in our average stockholders’ equity. In the three months ended September 30, 2017, average total interest-bearing liabilities increased by $137.5 million in comparison to the three months ended September 30, 2016, comprised of a $99.8 million increase in average interest-bearing money market and savings accounts and an increase in average interest-bearing checking accounts by $42.4 million that resulted from improvements in the level of economic activity in the island markets that we serve, but those increases were partially offset by the decrease of $1.3 million in average interest-bearing certificates of deposit. The additional increase of $57.5 million in average non-interest bearing liabilities, primarily in traditional checking accounts, resulted in an overall increase of $195.0 million in average total liabilities. During the third quarter of 2017, average stockholders’ equity increased by $16.0 million (13.1%) in comparison to the year-earlier period, which included the issuance of $9.8 million in non-cumulative perpetual preferred stock during the fourth quarter of 2016.

Our interest rate spread increased by 0.06% and our net interest margin rose by 0.05% in the three months ended September 30, 2017, as compared to the same period in 2016. The increase in our interest rate spread is primarily attributed to the 0.03% rise in the average yield on our interest earning assets, which was reinforced by a 0.03% decrease in the average interest rate on our interest-bearing liabilities. The 0.05% increase in our net interest margin resulted from the 11.8% increase in our average total interest-earning assets being less than the 13.1% increase in our net interest income.

During the nine months ended September 30, 2017, our average earning assets increased by $234.4 million (14.4%) from the average for the nine months ended September 30, 2016, due to an increase of $166.8 million in our average holdings of investment securities, growth of $60.6 million in our average loan portfolio and a rise of $7.0 million in our average short term investments. In the nine months ended September 30, 2017, our average noninterest earning assets increased by $7.3 million in comparison to the nine months ended September 30, 2016, notably because of a rise of $9.1 million in other assets, a $1.1 million increase in accrued interest receivable and $247 thousand more in net premises and equipment, partially offset by a  $1.1 million decrease in cash and due from banks, raising our total average assets to $1.95 billion, an increase of $241.7 million (14.1%) from the same period during the previous year. The increase in average total assets during the nine months ended September 30, 2017, compared to the previous year was funded by an increase in total average liabilities of $224.2 million, supplemented by the growth in our average stockholders’ equity of $17.5 million (14.8%). In addition to the growth of $32.7 million in average non-interest bearing liabilities, which are primarily traditional checking account balances, the $191.5 million increase in our average total interest-bearing liabilities was comprised of an expansion of $119.5 million in our average money market and savings account balances, a $69.2 million increase in average interest-bearing checking accounts and an increase of $4.8 million in average certificate of deposit balances, partially offset by the elimination of $2.1 million in other borrowings.

Our interest rate spread and net interest margin decreased by 0.25% and 0.26%, respectively, during the first nine months ended September 30, 2017, when compared to the same period of 2016. The reduction in our interest rate spread was the result of a decrease of 0.27% in the yield on our average total earning assets, while the cost of our average interest-bearing liabilities was reduced by just 0.02%. The lower yield on our average total earning assets was primarily caused by a drop of 0.13% in the yield on our average loan balances, but this was partially offset by the 0.45% and 0.15% increases in yield on our average short-term investments and on our average holdings of investment securities, respectively, the impacts of which were much smaller because of their lower balances relative to our loan portfolio. Our lower net interest margin during the nine months ended September 30, 2017, in comparison to the previous year resulted from the 7.7% growth in our net interest income being significantly less than the 14.4% expansion of our average total earning assets. (Some of the figures in this and the previous three paragraphs may appear to differ from the preceding table due to rounding.)

The following table provides information regarding the changes in interest income and interest expense, attributable to changes in rates and changes in volumes, that contribute to the total change in net interest income for the three- and nine-month periods ending September 30, 2017, in comparison to the same periods ending September 30, 2016. Variances attributable to both rate and volume changes are equal to the change in rate times the change in average balance and are included below in the average volume column.

	Three Months Ended September 30, 2017 vs. 2016
	(In thousands)
		Attributable to:
	Net Change in Interest Income/Expense	Change in Rate	Change in Volume
Interest income:
Short term investments	$260	$1,114	$(854)
Investment Securities	1,001	1,408	(407)
Loans	1,095	1,787	(692)
Total interest income	$2,356	$4,309	$(1,953)

Interest expense:
Interest-bearing checking accounts	$17	$17	$-
Money market and savings accounts	35	(34)	69
Certificates of deposit	-	5	(5)
Other borrowings	(72)	(72)	-
Total interest expense	$(20)	$(84)	$64

Net interest income	$2,376	$4,393	$(2,017)

	Nine Months Ended September 30, 2017 vs. 2016
	(In thousands)
		Attributable to:
	Net Change in Interest Income/Expense	Change in Rate	Change in Volume
Interest income:
Short term investments	$485	$590	$(105)
Investment Securities	2,243	555	1,688
Loans	1,578	(1,556)	3,134
Total interest income	$4,306	$(411)	$4,717

Interest expense:
Interest-bearing checking accounts	$71	$12	$59
Money market and savings accounts	119	(49)	168
Certificates of deposit	4	(10)	14
Other borrowings	(106)	(141)	35
Total interest expense	$88	$(188)	$276

Net interest income	$4,218	$(223)	$4,441

Provision for Loan Losses

We maintain allowances for probable loan losses that are incurred as a normal part of the banking business. As more fully discussed in Note 5 of the notes to the unaudited condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q, an allowance for loan losses has been established by management in order to provide for those loans which, for a variety of reasons, may not be repaid in their entirety. The allowance is maintained at a level considered by management to be adequate to provide for probable losses that are anticipated as of the balance sheet date and is based on methodologies applied on a consistent basis with the prior year. Management’s review of the adequacy of the allowance includes, among other things, loan growth, changes in the composition of the loan portfolio, a statistical analysis of past loan loss experience and management’s evaluation of the loan portfolio under current economic conditions.

The allowance for loan losses is based on estimates, and ultimate losses may vary from current estimates. The Bank recognizes that credit losses will be experienced and the risk of loss will vary with, among other things: general economic conditions; the type of loan being made; the credit worthiness of the borrower over the term of the loan; and, in the case of a collateralized loan, the quality and valuation of the collateral for such loan. The allowance for loan losses represents the Bank’s best estimate of the allowance necessary to provide for probable incurred losses in the portfolio as of the balance sheet date.

If management determines that it is necessary to increase the allowance for loan losses, a provision for loan losses is recorded. For the three and nine months ended September 30, 2017, the Bank’s provision for loan losses was $1.2 million and $3.6 million, respectively, which was $801 thousand and $838 thousand higher than during the corresponding periods of 2016.

Management believes that the provision recorded was sufficient to mitigate the risk of loss inherent in our gross loan portfolio of $1.19 billion at September 30, 2017, up by $16.6 million from $1.18 billion at December 31, 2016, and to replenish the allowance for net loan charge-offs of $3.8 million recorded during the same period. The allowance for loan losses at September 30, 2017, stood at $15.2 million or 1.28% of total gross loans outstanding as of the balance sheet date, a decrease of $220 thousand (1.4%) from December 31, 2016.   We recorded net loan charge-offs of $1.3 million and $975 thousand for the three-month periods ended September 30, 2017 and 2016, respectively, and net loan charge-offs of $3.8 million during the first nine months of 2017, compared to $1.5 million in net charge-offs for the first nine months of 2016. See “Analysis of Allowance for Loan Losses” in the Financial Condition Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for more detailed information.

Non-Interest Income

The table below represents the major components of non-interest income and the changes therein for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017 Amount	2016 Amount	Amount Change	Percent Change	2017 Amount	2016 Amount	Amount Change	Percent Change
Non-interest Income
Service charges and fees	$1,489	$1,427	$62	4.3%	$4,339	$4,391	$(52)	-1.2%
Investment securities gains (losses), net	-	272	(272)	-100.0%	(13)	401	(414)	-103.2%
Income from merchant services	646	751	(105)	-14.0%	1,834	1,518	316	20.8%
Income from cardholders, net	-	268	(268)	-100.0%	359	963	(604)	-62.7%
Trustee fees	257	240	17	7.1%	712	598	114	19.1%
Other income	854	798	56	7.0%	2,232	2,264	(32)	-1.4%
Total Non-Interest Income	$3,246	$3,756	$(510)	-13.6%	$9,463	$10,135	$(672)	-6.6%

For the three months ended September 30, 2017, non-interest income totaled $3.2 million, which represented a decrease of $510 thousand (13.6%) as compared to the same period in 2016. The reduction is primarily attributed to lack of investment securities gains or losses, a decrease of $272 thousand from the previous year, and the $268 thousand decrease in income from cardholders, supplemented and attenuated by normal fluctuations in other elements of non-interest income. The decrease in net income from cardholders was primarily the result of an increase in card processing fees.

Our non-interest income decreased by $672 thousand (6.6%) during the nine months ended September 30, 2017, from the same period a year earlier. Much of this decrease, in the amount of $604 thousand, was due to a drop in income from cardholders that resulted from an increase in card processing fees, as mentioned in the previous paragraph. There was also a net loss of $13 thousand on sales of investment securities, for a decrease of $414 thousand from the previous year’s net gain of $401 thousand, partially offset by the increase of $316 thousand in our income from merchant services that resulted from a reduction in cross-border fees charged by one card company, an increase in the number of merchants serviced, and the discontinuation of services to a merchant for which our costs of providing the services exceeded our revenues from the merchant.

Non-interest Expense

The table below represents the major components of non-interest expense and the changes for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017 Amount	2016 Amount	Amount Change	Percent Change	2017 Amount	2016 Amount	Amount Change	Percent Change
Non-Interest Expense:
Salaries & employee benefits	$8,696	$8,170	$526	6.4%	$25,621	$23,665	$1,956	8.3%
Occupancy	1,733	1,561	172	11.0%	4,984	4,679	305	6.5%
Equipment and depreciation	2,219	1,983	236	11.9%	6,357	5,490	867	15.8%
Insurance	432	406	26	6.4%	1,241	1,218	23	1.9%
Telecommunications	444	421	23	5.5%	1,293	1,222	71	5.8%
FDIC insurance assessment	377	327	50	15.3%	1,116	973	143	14.7%
Professional services	494	475	19	4.0%	1,431	1,640	(209)	-12.7%
Contract services	467	370	97	26.2%	1,424	1,302	122	9.4%
Other real estate owned	7	84	(77)	-91.7%	73	101	(28)	-27.7%
Stationery & supplies	210	217	(7)	-3.2%	628	702	(74)	-10.5%
Training & education	273	263	10	3.8%	941	777	164	21.1%
General, administrative & other	2,497	2,085	412	19.8%	7,152	6,213	939	15.1%
Total Non-Interest Expense	$17,849	$16,362	$1,487	9.1%	$52,261	$47,982	$4,279	8.9%

For the three months ended September 30, 2017, non-interest expense totaled $17.8 million, which represented a $1.5 million (9.1%) increase as compared to the same period in 2016. The increase is primarily attributed to the $526 thousand rise in salaries and employee benefits, the $412 thousand increase in general, administrative and other expense, and the $236 thousand increase in equipment and depreciation expense, and the $172 thousand increase in occupancy expense. The increase in salaries and employee benefits was due to normal, recurring merit increases in salaries and a small increase in the number of full-time equivalent (FTE) employees needed to accommodate the growth of $180.8 million (9.8%) in the assets of the Bank from September 30, 2016. The Company’s FTE count at September 30, 2017, December 31, 2016, and September 30, 2016 were 617, 604, and 597, respectively. The increase in general, administrative and other expense was primarily the result of increases in advertising and public relations expenses. The increase in equipment and depreciation expense was primarily due to an increase in computer equipment maintenance expense, and the increase in occupancy expense was due to increases in utilities costs and the expense of repairs to buildings, partially offset by a decrease in rental income.

For the nine months ended September 30, 2017, total non-interest expense increased by $4.3 million (8.9%) from the year-earlier period, a large part of which was due to an increase of $2.0 million in salaries and employee benefits, which was in part due to normal, recurring employee salaries increases, but also reflects the need for additional FTE personnel to accommodate the increased activity associated with our growth in assets from September 30, 2016. We also experienced a $939 thousand increase in general, administrative and other expense, a $867 thousand increase in equipment and depreciation expense, and a rise of $305 thousand in occupancy expense, partially offset by a reduction in professional services expense of $209 thousand. The increase in general, administrative and other expense was primarily due to an increase in public relations expense associated with the Bank’s 45th anniversary celebration events, and the rise in equipment and depreciation expense was due to an increase in computer equipment maintenance expense. These increases were partially offset by the decrease of $209 thousand in professional services expense that resulted from additional audit fees incurred in the prior year.

Income Tax Expense

For the three months ended September 30, 2017, the Bank recorded an income tax expense of $1.6 million, $10 thousand higher than the income tax expense recorded for the corresponding period in 2016, despite a $422 thousand decrease in income before taxes. The primary cause of this increase was the payoff of a large government loan for which the interest income was tax exempt, replaced by taxable earning assets.

During the nine months ended September 30, 2017, our income tax expense was $3.8 million, 8.9% lower than during the year-earlier period. This was primarily due to the 11.2% decrease in our income before income taxes. The effective tax rate was 30.1% and 29.3% for the nine months ended September 31, 2017 and 2016, respectively.

Financial Condition

Assets

As of September 30, 2017, total assets were $2.02 billion, an increase of 5.2% from the $1.92 billion at December 31, 2016. This $95.1 million increase was comprised of the $77.4 million increase in our investment portfolio, including our investment is an unconsolidated subsidiary, the $16.5 million increase in our net loans, the $9.6 million increase in other assets, the $1.2 million increase in accrued interest receivable and the rise of $448 thousand in our holdings of Federal Home Loan Bank stock, which facilitates our mortgage lending. The increase in other assets was primarily comprised of a $6.0 million increase in receivable income due to a security called on September 30, 2017, for which funds were not received until two days later, a $1.3 million increase in prepaid income taxes, a $666 thousand increase in our deferred tax asset and a $663 thousand increase in our bank-owned life insurance (BOLI). The increases those asset categories were partially offset by the $10.2 million decrease in cash and cash equivalents. Because our net loans increased at a slower rate than our total assets during the period, the proportion of net loans to total assets decreased from 60.3% to 58.2% from December 31, 2016, to September 30, 2017.

Interest-Earning Assets

The following table sets forth the composition of our interest-earning assets at September 30, 2017, as compared to December 31, 2016:

	September 30, 2017	December 31, 2016	Variance
Interest-earning deposits with financial institutions (including restricted cash)	$141,660	$151,313	$(9,653)
Federal Home Loan Bank stock, at cost	2,303	1,855	448
Investment securities available for sale	502,075	419,880	82,195
Investment securities held to maturity	91,296	96,167	(4,871)
Loans, gross	1,192,640	1,176,007	16,633
Total interest-earning assets	$1,929,974	$1,845,222	$84,752

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

A summary of the balances of loans at September 30, 2017, and December 31, 2016, follows:

	September 30, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
Commercial
Commercial & industrial	$253,206	21.2%	$248,059	21.1%
Commercial mortgage	541,796	45.4%	552,272	47.0%
Commercial construction	13,596	1.1%	6,421	0.5%
Commercial agriculture	724	0.1%	747	0.1%
Total commercial	809,322	67.9%	807,499	68.7%
Consumer
Residential mortgage	137,697	11.5%	143,951	12.2%
Home equity	436	0.0%	480	0.0%
Automobile	30,779	2.6%	30,798	2.6%
Other consumer loans[1]	214,406	18.0%	193,279	16.4%
Total consumer	383,318	32.1%	368,508	31.3%
Gross loans	1,192,640	100.0%	1,176,007	100.0%
Deferred loan (fees) costs, net	(2,897)		(2,527)
Allowance for loan losses	(15,215)		(15,435)
Loans, net	$1,174,528		$1,158,045

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

At September 30, 2017, total gross loans increased by $16.6 million to $1.19 billion from $1.18 billion at December 31, 2016. The increase in loans was largely attributed to a $14.8 million increase in consumer loans to $383.3 million at September 30, 2017, from $368.5 million at December 31, 2016. The increase in consumer loans was due to the $21.1 million increase in other consumer loans that resulted from a series of installment loan promotions, partially offset by the $6.3 million decrease in residential mortgage loans due to normal paydowns and large principal reductions. The effect of the increase in consumer loans was supplemented by a $1.8 million increase in commercial loans to $809.3 million at September 30, 2017, up from $807.5 million at December 31, 2016. The increase in commercial loans was due to the $7.2 million increase in commercial construction loans and the $5.1 million increase in commercial & industrial loans, but these increases were partially offset by the decline of $10.5 million in commercial mortgage loans.

At September 30, 2017, loans outstanding were comprised of approximately 66.42% variable rate loans and 33.58% fixed rate loans, compared to 67.37% variable and 32.63% fixed rate at December 31, 2016, and 67.71% variable rate and 32.29% fixed rate loans at September 30, 2016.

Since it first opened in 1972, the Bank has expanded its operations and its branch network, first in Guam, then in the other islands of our region and in San Francisco, California. In the interests of enhancing performance and stability through market and industry diversification, the Bank has increased its focus on growth in the San Francisco area in recent years, adding personnel with experience and expertise in the Bay Area. The following table provides figures for loans, net of allowance and deferred fees, in the Bank’s administrative regions for December 31, 2015 and 2016, and September 30, 2017:

	December 31,		September 30,
	2015	2016	2017
Guam	$671,579	$709,715	$671,850
Commonwealth of the Northern Mariana Islands	$71,975	$74,379	$73,167
The Freely Associated States of Micronesia *	$56,301	$75,324	$89,868
California	$254,395	$298,627	$339,643
Total	$1,054,250	$1,158,045	$1,174,528

*	The Freely Associated States (FAS) are comprised of the Federated States of Micronesia (Chuuk, Kosrae, Pohnpei and Yap), the Republic of Palau and the Republic of the Marshall Islands.

As the table indicates, the Bank’s total net loans increased by 1.4% during the nine months ended September 30, 2017, after increasing by 9.8% during 2016. By way of comparison, loans in the California region increased by 13.7% during the first three quarters of 2017 and by 17.4% in 2016. Loans in the Freely Associated States of Micronesia increased by 19.3% during the first nine months of 2017 and by 33.8% during 2016. The reduction of loan balances by $37.9 million, or 5.3%, in Guam during the first nine months of 2017 was primarily due to the payoff of one large commercial loan during the second quarter of the year, after having grown by $38.1 million (5.7%) in 2016. Our net loans in the Commonwealth of the Northern Mariana Islands decreased by $1.2 million (1.6%) during the first nine months of 2017 after having grown by $2.4 million (3.3%) in 2016. Since the Company was established in 2011, the California region has provided continued support for the expansion of the Bank.

Interest-Earning Deposits and Investment Securities

In the current lending and interest rate environment, and in order to maintain sufficient liquidity in the ordinary course of business and in anticipation of one large withdrawal, the Bank held $141.3 million in unrestricted interest-earning deposits with financial institutions at September 30, 2017, a decrease of $9.7 million, or 6.4%, from the $150.9 million in such deposits at December 31, 2016. From December 31, 2016, to September 30, 2017, the Company’s combined investment portfolio increased by $77.3 million, or 15.0%, from $516.0 million to $593.4 million. The growth in the investment portfolio was comprised of an $82.2 million increase in the available-for-sale securities, which rose by 19.6%, from $419.9 million to $502.1 million, partially offset by a $4.9 million decrease in held-to-maturity securities, which declined from $96.2 million to $91.3 million.

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

The following table contains information regarding our nonperforming assets as well as restructured loans as of September 30, 2017, and December 31, 2016:

	September 30, 2017	December 31, 2016
Non-accrual loans:
Commercial & industrial	$230	$1,094
Commercial mortgage	5,955	6,390
Residential mortgage	6,276	6,353
Home equity	-	35
Other consumer [1]	150	174
Total non-accrual loans	$12,611	$14,046

Loans past due 90 days and still accruing:
Commercial & industrial	$-	$1
Commercial mortgage	-	-
Commercial construction	-	-
Residential mortgage	-	137
Home equity	-	-
Automobile	97	104
Other consumer[1]	1,710	1,640
Total loans past due 90 days and still accruing	$1,807	$1,882
Total nonperforming loans	$14,418	$15,928

Other real estate owned (OREO):
Commercial real estate	$2,075	$2,078
Residential real estate	342	668
Total other real estate owned	$2,417	$2,746
Total nonperforming assets	$16,835	$18,674

Restructured loans:
Accruing loans	$322	$265
Non-accruing loans (included in nonaccrual loans above)	5,365	6,589
Total restructured loans	$5,687	$6,854

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

The above table indicates that nonperforming loans decreased by $1.5 million during the first nine months of 2017, which resulted from the decrease in total non-accrual loans by $1.4 million, from $14.0 million to $12.6 million, and the decrease in total loans past due 90 days and still accruing by $75 thousand to $1.8 million, down from $1.9 million at December 31, 2016. The decrease in total loans past due 90 days and still accruing was primarily due to the $137 thousand reduction in other residential mortgage loans in this category. The reduction in total non-accrual loans is primarily attributed to the decreases in this category of commercial & industrial loans by $864 thousand and of commercial mortgage loans by $435 thousand. In addition, the Bank’s holdings of other real estate owned (OREO) decreased by $328 thousand during the period due to a $702 thousand in sales, partially offset by additions of $521 thousand, and total restructured loans fell by $1.2 million as one loan was paid off and refinanced.

At September 30, 2017, the Bank’s largest nonperforming loans are two commercial real estate mortgage loan relationships totaling $5.1 million, both of which are secured by real estate located in Guam. These loans were placed on non-accrual due to deficiencies in the underlying cash flow to service the monthly loan payments and meet operating expenses. At this time, management believes that the collateral and the allowance for loan losses are adequate to cover these loans; however, should property values deteriorate, additional write-downs or additional provisions may be necessary.

Analysis of Allowance for Loan Losses

The allowance for loan losses was $15.2 million, or 1.28% of outstanding gross loans as of September 30, 2017, as compared to $15.4 million, or 1.31% of outstanding gross loans at December 31, 2016. Of the $15.2 million allowance for loan losses at September 30, 2017, $13.7 million was reserved for loans collectively evaluated for impairment totaling $1.18 billion, or 1.16% of gross loans.  Of the $15.4 million allowance for loan losses at December 31, 2016, $14.0 million was reserved for loans collectively evaluated for impairment totaling $1.16 billion, or 1.21% of gross loans.

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

The following table summarizes the changes in our allowance for loan losses:

	Commercial	Residential Mortgages		Consumer	Total
	(Dollars in thousands)
Nine Months Ended September 30, 2017
Allowance for loan losses:
Balance at beginning of period	$8,599	$1,878		$4,958	$15,435
Charge-offs	(9)	(145)		(4,807)	$(4,961)
Recoveries	38	5		1,145	$1,188
Provision	352	36		3,165	$3,553
Balance at end of period	$8,980	$1,774		$4,461	$15,215

Three Months Ended September 30, 2017
Allowance for loan losses:
Balance at beginning of period	$8,829	$1,857		$4,685	$15,371
Charge-offs	(9)	(115)		(1,608)	$(1,732)
Recoveries	7	2		381	$390
Provision	153	30		1,003	$1,186
Balance at end of period	$8,980	$1,774		$4,461	$15,215

Allowance balance at end of period related to:
Loans individually evaluated for impairment	$40	$6		$1,507	$1,553
Loans collectively evaluated for impairment	8,940	1,768		2,954	13,662
Ending Balance	$8,980	$1,774		$4,461	$15,215

Loan balances at end of period:
Loans individually evaluated for impairment	$6,304	$5,876		$1,958	$14,138
Loans collectively evaluated for impairment	803,018	132,257		243,227	1,178,502
Ending Balance	$809,322	$138,133		$245,185	$1,192,640

Nine Months Ended September 30, 2016
Allowance for loan losses:
Balance at beginning of period	$6,890	$1,853		$5,416	$14,159
Charge-offs	(270)	(121)		(3,766)	$(4,157)
Recoveries	1,667	3		972	$2,642
Provision	184	249		2,282	$2,715
Balance at end of period	$8,471	$1,984		$4,904	$15,359

Three Months Ended September 30, 2016
Allowance for loan losses:
Balance at beginning of period	$8,421	$2,010		$5,518	$15,949
Charge-offs	(64)	(30)		(1,228)	$(1,322)
Recoveries	10	1		336	$347
Provision	104	3		278	$385
Balance at end of period	$8,471	$1,984		$4,904	$15,359

Allowance balance at end of period related to:
Loans individually evaluated for impairment	$11	$16		$1,098	$1,125
Loans collectively evaluated for impairment	8,460	1,968		3,806	14,234
Ending Balance	$8,471	$1,984	0	$4,904	$15,359

Loan balances at end of period:
Loans individually evaluated for impairment	$8,241	$6,556		$1,465	$16,262
Loans collectively evaluated for impairment	775,231	138,619		209,433	1,123,283
Ending Balance	$783,472	$145,175		$210,898	$1,139,545

Year Ended December 31, 2016
Allowance for loan losses:
Balance at beginning of year	$6,890	$1,853		$5,416	$14,159
Charge-offs	(276)	(121)		(5,234)	(5,631)
Recoveries	1,691	6		1,310	3,007
Provision	294	140		3,466	3,900
Balance at end of year	$8,599	$1,878		$4,958	$15,435

Allowance balance at end of year related to:
Loans individually evaluated for impairment	$2	$15		$1,422	$1,439
Loans collectively evaluated for impairment	8,597	1,863		3,536	13,996
Ending Balance	$8,599	$1,878	0	$4,958	$15,435

Loan balances at end of year:
Loans individually evaluated for impairment	$7,577	$6,208		$1,897	$15,682
Loans collectively evaluated for impairment	799,922	138,223		222,180	1,160,325
Ending Balance	$807,499	$144,431		$224,077	$1,176,007

Management evaluates all impaired loans for impairment not less than quarterly in conjunction with our calculation and determination of the adequacy of the allowance for loan losses.  As of September 30, 2017, the Bank had 485 impaired loans totaling $14.1 million with a specific allocation of our allowance for loan losses totaling $1.5 million. There were 19 impaired loans in the commercial loan category totaling $6.3 million, of which 12 loans totaling $5.7 million had adequate collateral securing the carrying value of the loan, resulting in no specific allocation being required. Management’s evaluation of the remaining seven commercial loans, totaling a combined $589 thousand, identified the need for $40 thousand in a specific loan loss allocation.

There were 81 impaired loans totaling $5.9 million in the real estate loan category that were evaluated for impairment as of September 30, 2017, and for which a specific allocation totaling $6 thousand was made. The collateral securing one loan was determined to be sufficient to cover the carrying balance of that loan, which totaled $235 thousand.  The $6 thousand allowance allocation, or 0.11% of the outstanding balance, was for the remaining 80 impaired real estate loans, which totaled $5.6 million.

Generally, consumer loans are considered impaired when they become more than 90 days past due.  There were 385 impaired loans in the consumer loan category as of September 30, 2017, totaling $2.0 million, in which $1.5 million in allowances were allocated. The allocation rate on these consumer loans totaled 76.97% at September 30, 2017, as repayment from most consumer loans are based on support from the borrower’s cash flows and are not secured by collateral.

As of December 31, 2016, the Bank had 384 impaired loans totaled $15.7 million, with a specific allowance allocation totaling $1.4 million. The number of impaired loans in the commercial loan category was 22, totaling $7.6 million, of which 16 loans totaling $6.2 million had adequate collateral securing the carrying value of the loan, resulting in no specific reserves being required.  Management’s evaluation of the remaining six commercial loans, totaling a combined $1.4 million, identified the need for $2 thousand in a specific allowance allocation.

There were 83 impaired loans totaling $6.2 million in the real estate loan category that were evaluated for impairment as of December 31, 2016, and for which a specific allocation totaling $15 thousand was made. The collateral securing one loan was determined to be sufficient to cover the carrying balance of the loan, which totaled $250 thousand. The $15 thousand allowance allocation, or 0.25% of the outstanding balance, was for the remaining 82 impaired real estate loans totaling $6.0 million.

There were 279 impaired loans in the consumer loan category as of December 31, 2016, totaling $1.9 million, for which $1.4 million in a specific allowance was allocated. The allocation rate for these consumer loans totaled 74.96% at December 31, 2016.

As of September 30, 2016, the Bank had 332 impaired loans, totaling $16.3 million, with a specific allowance allocation totaling $1.1 million.  The number of impaired loans in the commercial loan category was 24, totaling $8.2 million, of which 21 loans totaling $7.9 million had adequate collateral securing the carrying value of the loan, resulting in no specific allocation being required.  Management’s evaluation of the remaining three commercial loans, totaling a combined $315 thousand, identified the need for $11 thousand in a specific allowance allocation.

There were 88 impaired loans totaling $6.6 million in the real estate loan category that were evaluated for impairment as of September 30, 2016, and for which a specific allocation totaling $16 thousand was made. The collateral securing one loan was determined to be sufficient to cover the carrying balance of the loan, which totaled $252 thousand. The $16 thousand allowance allocation, or 0.25% of the outstanding balance, was for the remaining 87 impaired real estate loans totaling $6.3 million.

There were 220 impaired loans in the consumer loan category as of September 30, 2016, totaling $1.5 million, for which $1.1 million in a specific allocation was made. The allocation rate on these consumer loans totaled 74.95% at September 30, 2016.

Total Cash and Cash Equivalents

Total cash and cash equivalents were $166.5 million and $176.7 million at September 30, 2017, and December 31, 2016, respectively. This balance, which is comprised of cash and due from bank balances and interest-bearing deposits that we maintain at other financial institutions (including the Federal Reserve Bank of San Francisco, but excepting restricted cash), will vary depending on daily cash settlement activities, the amount of highly liquid assets needed based on known future events such as the repayment of borrowings and scheduled withdrawals, and actual cash on hand in the Bank’s branches. The decrease in the balance during the period was primarily attributed to conversion of interest bearing deposits in banks to higher yielding assets.

The following table sets forth the composition of our cash and cash equivalent balances at September 30, 2017, and December 31, 2016:

	September 30, 2017	December 31, 2016	Variance
Cash and due from banks	$25,209	$25,738	$(529)
Interest-bearing deposits with financial institutions	141,260	150,913	(9,653)
Total cash and cash equivalents	$166,469	$176,651	$(10,182)

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

At September 30, 2017, the carrying value of the investment securities portfolio (excluding ASC Trust Corporation investment and Federal Home Loan Bank stock) totaled $593.4 million, which represents a $77.3 million increase from the portfolio balance of $516.0 million at December 31, 2016. The table below sets forth the amortized cost and fair value of our investment securities portfolio, with gross unrealized gains and losses, at September 30, 2017, and December 31, 2016:

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$105,384	$22	$(633)	$104,773
U.S. government agency pool securities	319,124	58	(1,418)	317,764
U.S. government agency or GSE residential mortgage-backed securities	80,158	42	(662)	79,538
Total	$504,666	$122	$(2,713)	$502,075
Securities Held-to-Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$45,111	$850	$(48)	$45,913
U.S. government agency pool securities	12,330	34	(38)	12,326
U.S. government agency or GSE residential mortgage-backed securities	33,855	411	(212)	34,054
Total	$91,296	$1,295	$(298)	$92,293

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$125,476	$6	$(1,051)	$124,431
U.S. government agency pool securities	238,615	124	(1,613)	237,126
U.S. government agency or GSE residential mortgage-backed securities	59,049	36	(762)	58,323
Total	$423,140	$166	$(3,426)	$419,880
Securities Held-to-Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$44,909	$956	$(36)	$45,829
U.S. government agency pool securities	13,591	14	(91)	13,514
U.S. government agency or GSE residential mortgage-backed securities	37,667	373	(320)	37,720
Total	$96,167	$1,343	$(447)	$97,063

At September 30, 2017, and December 31, 2016, investment securities with a carrying value of $368.9 million and $319.5 million, respectively, were pledged to secure various government deposits and other public requirements.

The amortized cost, estimated fair value and weighted average yields of investment securities by contractual maturity at September 30, 2017, and December 31, 2016, are shown below.  Actual maturities may differ from contractual maturities because issuers may have the right to call or borrowers the right to prepay obligations with or without call or prepayment penalties.  At September 30, 2017, obligations of U.S. government corporations and agencies totaling $593.4 million consist predominantly of Small Business Administration agency pool securities totaling $330.1 million and residential mortgage-backed securities totaling $113.4 million whose contractual maturity, or principal repayment, will follow the repayment of the underlying small business loans or mortgages.  For purposes of the following table, the entire outstanding balance of these SBA pools and mortgage-backed securities issued by U.S. government corporations and agencies is categorized based on final maturity date.  At September 30, 2017, the Bank estimates the average remaining life of these SBA pools and mortgage-backed securities to be approximately 5.50 years and 3.86 years, respectively. The weighted average yield on the entire portfolio increased by 28 basis points, to 1.62% at September 30, 2017, from 1.34% at December 31, 2016. This increase was primarily the result of higher market interest rates.

	September 30, 2017
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Weighted Average Yield
Due within one year	$431	$433	$4,500	$4,492	1.16%
Due after one but within five years	111,618	110,969	56,179	57,300	1.42%
Due after five but within ten years	51,809	51,549	19,063	19,094	1.74%
Due after ten years	340,808	339,124	11,554	11,407	1.71%
Total	$504,666	$502,075	$91,296	$92,293	1.62%

	December 31, 2016
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Weighted Average Yield
Due within one year	$-	$-	$-	$-	0.00%
Due after one but within five years	131,023	129,943	57,761	58,831	1.34%
Due after five but within ten years	44,787	44,627	14,427	14,609	1.38%
Due after ten years	247,330	245,310	23,979	23,623	1.33%
Total	$423,140	$419,880	$96,167	$97,063	1.34%

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at September 30, 2017, and December 31, 2016:

	September 30, 2017
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
Securities Available for Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(299)	$52,089	$(334)	$47,711	$(633)	$99,800
U.S. government agency pool securities	(461)	149,410	(957)	123,259	(1,418)	272,669
U.S. government agency or GSE residential mortgage-backed securities	(463)	47,168	(199)	18,704	(662)	65,872
Total	$(1,223)	$248,667	$(1,490)	$189,674	$(2,713)	$438,341

Securities Held to Maturity
U.S. government agency and GSE debt securities	$(48)	$16,068	$-	$-	$(48)	$16,068
U.S. government agency pool securities	(9)	4,899	(29)	3,412	(38)	8,311
U.S. government agency or GSE residential mortgage-backed securities	(117)	10,193	(95)	2,207	(212)	12,400
Total	$(174)	$31,160	$(124)	$5,619	$(298)	$36,779

	December 31, 2016
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
Securities Available for Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(1,051)	$116,516	$-	$-	$(1,051)	$116,516
U.S. government agency pool securities	(597)	174,370	(1,016)	34,222	(1,613)	208,592
U.S. government agency or GSE residential mortgage-backed securities	(693)	42,997	(69)	9,225	(762)	52,222
Total	$(2,341)	$333,883	$(1,085)	$43,447	$(3,426)	$377,330

Securities Held to Maturity
U.S. government agency and GSE debt securities	$(36)	$16,052	$-	$-	$(36)	$16,052
U.S. government agency pool securities	(9)	2,748	(82)	10,144	(91)	12,892
U.S. government agency or GSE residential mortgage-backed securities	(320)	16,990	-	-	(320)	16,990
Total	$(365)	$35,790	$(82)	$10,144	$(447)	$45,934

The Company does not believe that any of the investment securities that were in an unrealized loss position as of September 30, 2017, which included a total of 152 securities, were other-than-temporarily impaired. Specifically, the 152 securities are comprised of the following: 93 Small Business Administration (SBA) Pool securities, 22 mortgage-backed securities issued by the Government National Mortgage Association (GNMA), 18 U.S. Treasury securities, 8 mortgage-backed securities, 7 agency securities issued by the Federal Home Loan Bank (FHLB) and 1 agency security issued by the Federal National Mortgage Association (FNMA), 1 mortgage-backed security and 1 step up bond issued by Federal Home Loan Mortgage Corporation (FHLMC), and 1 agency security issued by Federal Farm Credit Banks (FFCB).

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

Deposits

At September 30, 2017, total deposit liabilities increased by $86.4 million, to $1.87 billion, as compared to $1.78 billion in total deposits at December 31, 2016. Non-interest bearing deposits increased by $52.7 million, to $522.1 million at September 30, 2017, from $469.5 million at December 31, 2016, while interest-bearing deposits increased by $33.7 million, to $1.34 billion at September 30, 2017, from $1.31 billion at December 31, 2016. The 4.9% increase in total deposits was primarily due to an increase in government deposits. At September 30, 2017, and December 31, 2016, the ratio of non-interest bearing deposits to interest-bearing deposits was 38.9% and 35.9%, respectively.

The following table sets forth the composition of our interest-bearing deposit portfolio with the balances and average interest rates at September 30, 2017 and 2016, respectively:

	September 30, 2017		December 31, 2016
	Balance	Average rate	Balance	Average rate
Interest-bearing checking accounts	$277,196	0.12%	$346,922	0.11%
Money market and savings accounts	1,031,023	0.17%	904,215	0.18%
Certificates of deposit	34,689	0.32%	58,082	0.33%
Total interest-bearing deposits	$1,342,908	0.17%	$1,309,219	0.17%

As mentioned earlier, the Bank has expanded its operations and its branch network since it first opened in 1972, first in Guam, then in the other islands of our region and in San Francisco, California. As time has passed, the Bank has gathered market share in each of the islands. In recent years, in order to diversify its geographic market, the Bank has increased its focus on growth in the California region. The following table provides figures for deposits in the Bank’s administrative regions at year end December 31, 2015 and 2016, and at September 30, 2017:

	December 31,		September 30,
	2015	2016	2017
Guam	$824,661	$975,526	$994,202
Commonwealth of the Northern Mariana Islands	$234,336	$319,895	$356,904
The Freely Associated States of Micronesia *	$314,603	$431,865	$462,703
California	$49,071	$51,384	$51,234
Total	$1,422,671	$1,778,670	$1,865,043

*	The Freely Associated States (FAS) are comprised of the Federated States of Micronesia (Chuuk, Kosrae, Pohnpei and Yap), the Republic of Palau and the Republic of the Marshall Islands.

During the nine months ended September 30, 2017, the Bank’s deposits increased by $86.4 million, or 4.9%, while in the full year of 2016, deposits increased by a total of $356.0 million. Our branches in CNMI experienced an increase of $37.0 million in deposits during the first three quarters of 2017, our branches in the FAS provided an additional $30.8 million, and the deposits in our branches in Guam grew by $18.7 million. Our California region deposits decreased by $150 thousand during the first nine months of 2017.

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

At September 30, 2017, and at December 31, 2016, the Company had no short-term borrowings.

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

At September 30, 2017, our liquid assets, which include cash and due from banks, interest-earning deposits with financial institutions (excluding restricted cash), and investment securities available for sale totaled $668.5 million, up $72.0 million from $596.5 million at December 31, 2016. This increase is due to the $82.2 million rise in available-for-sale securities, partially offset by a decrease of $9.7 million in interest bearing deposits in banks and the reduction of $529 thousand in cash and due from banks.

Contractual Obligations

The Bank utilizes facilities, equipment and land under various operating leases with terms, including renewal options, ranging from 1 to 99 years. Some of these leases include scheduled rent increases. The total amount of the rent is being debited to expense on the straight-line method over the lease terms in accordance with ASU Topic 840 “Leases”. The Bank has recorded a deferred obligation of $972 thousand and $926 thousand as of September 30, 2017, and December 31, 2016, respectively, which has been included within other liabilities to reflect the excess of rent expense over cash paid on the leases.

At September 30, 2017, annual lease commitments under the above non-cancelable operating leases were as follows:

Years ending December 31,
2017	$574
2018	1,986
2019	1,763
2020	1,678
2021 and thereafter	23,817
Total lease commitments	$29,818

The Bank leases certain facilities from two separate entities in which two of its directors have separate ownership interests. Lease payments made to these entities during the nine months ended September 30, 2017, and September 30, 2016, approximated $250 thousand and $250 thousand, respectively. For the three months ended September 30, 2017, and September 30, 2016, lease payments made to these entities approximated to $99 thousand and $95 thousand, respectively.

Additionally, the Bank leases office space to third parties, with original lease terms ranging from 3 to 5 years with option periods ranging up to 15 years. At September 30, 2017, minimum future rents to be received under non-cancelable operating sublease agreements were $13 thousand, $45 thousand, and $16 thousand for the periods ending December 31, 2017, 2018 and 2019, respectively.

A summary of rental activities for the three and nine months ended September 30, 2017 and 2016, respectively, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Rent expense	$713	$657	$2,086	$1,978
Less: sublease rentals	44	76	176	215
Net rent expense	$669	$581	$1,910	$1,763

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

A summary of financial instruments with off-balance-sheet risk at September 30, 2017, and December 31, 2016, is as follows:

	September 30, 2017	December 31, 2016
Commitments to extend credit	$166,140	$152,585
Letters of credit:
Standby letters of credit	$54,365	$52,396
Commercial letters of credit	2,711	3,045
Total	$57,076	$55,441

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

The Bank considers its standby and commercial letters of credit to be guarantees. At September 30, 2017, the maximum undiscounted future payments that the Bank could be required to make was $57.1 million. Almost all of these arrangements mature within one year. The Bank generally has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized; however, several that are extended to the Bank’s most creditworthy customers are unsecured. The Bank has recorded $22.5 thousand in reserve liabilities associated with commitments to extend credit and letters of credit at September 30, 2017.

Mortgage loans serviced for others are not included in the accompanying condensed consolidated statements of condition. The unpaid principal balances of mortgage loans serviced for others were $206.8 million and $211.0 million at September 30, 2017, and December 31, 2016, respectively. On September 30, 2017, and December 31, 2016, the Bank recorded mortgage servicing rights at their fair value of $1.5 million and $1.5 million, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital and Common Equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of September 30, 2017, and December 31, 2016, the Bank met all capital adequacy requirements to which it is subject.

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

In July 2013, the U.S. banking regulatory agencies approved the U.S. version of Basel III. The version of Basel III adopted revises the risk-based and leverage capital requirements and the method for calculating risk-weighted assets to make them consistent with Basel III and to meet the requirements of the Dodd-Frank Act. Many of the rules apply on a phased-in basis to all banking organizations, including the Company and the Bank. Among other things, the rules establish a new minimum common equity Tier 1 ratio (4.5% of risk-weighted assets), a higher minimum Tier 1 risk-based capital requirement (6.0% of risk-weighted assets) and a minimum non-risk-based leverage ratio (4.00%). An additional capital conservation buffer of 2.5% of risk weighted assets over each of the required capital ratios will be phased in from 2016 to 2019 (1.25% in 2017 and 0.625% in 2016) and must be met to avoid limitations on the ability of the Company and the Bank to pay dividends, repurchase shares or pay discretionary bonuses. At September 30, 2017, the actual capital conservation buffer was 5.23% and 4.87% for the Company and the Bank, respectively, and the minimum conservation buffer requirement was 1.25%. The new rules assign higher risk weighting to credit exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. The rules also change the permitted composition of Tier 1 capital to exclude trust preferred securities, mortgage servicing rights and certain deferred tax assets, and include unrealized gains and losses on available-for-sale debt and equity securities (through a one-time opt out option for Standardized Banks (banks with less than $250 billion of total consolidated assets and less than $10 billion of foreign exposures) which the Company and the Bank elected at March 31, 2015). The rules, including alternative requirements for smaller community financial institutions like the Company and the Bank, will be phased in through 2019.

As of September 30, 2017, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There have been no conditions or events since the FDIC notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of September 30, 2017, and December 31, 2016, are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2017:
Total capital (to Risk Weighted Assets)	$151,022	12.865%	$108,583	9.250%	$117,387	10.000%
Tier 1 capital (to Risk Weighted Assets)	$136,342	11.615%	$85,106	7.250%	$93,910	8.000%
Tier 1 capital (to Average Assets)	$136,342	6.878%	$91,680	4.625%	$99,113	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$131,342	11.189%	$67,498	5.750%	$76,302	6.500%

At December 31, 2016:
Total capital (to Risk Weighted Assets)	$144,827	12.610%	$99,023	8.625%	$114,809	10.000%
Tier 1 capital (to Risk Weighted Assets)	$130,463	11.360%	$76,061	6.625%	$91,847	8.000%
Tier 1 capital (to Average Assets)	$130,463	7.060%	$73,937	4.000%	$92,421	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$125,463	10.930%	$58,839	5.125%	$74,626	6.500%

The Company’s required and actual capital amounts and ratios as of September 30, 2017, and December 31, 2016, were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2017
Total capital (to Risk Weighted Assets)	$155,693	13.227%	$108,881	9.250%	$117,709	10.000%
Tier 1 capital (to Risk Weighted Assets)	$140,972	11.976%	$85,339	7.250%	$94,167	8.000%
Tier 1 capital (to Average Assets)	$140,972	7.100%	$91,825	4.625%	$99,270	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$131,189	11.145%	$67,683	5.750%	$76,511	6.500%

At December 31, 2016
Total capital (to Risk Weighted Assets)	$149,540	12.990%	$106,483	9.250%	$115,117	10.000%
Tier 1 capital (to Risk Weighted Assets)	$135,138	11.739%	$83,460	7.250%	$92,093	8.000%
Tier 1 capital (to Average Assets)	$135,138	7.299%	$85,633	4.625%	$92,576	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$125,355	10.889%	$66,192	5.750%	$74,826	6.500%

Since the formation of BankGuam Holding Company in 2011, our assets have grown by 82.8% ($913.5 million), while our stockholders’ equity has grown by 56.4% ($50.0 million, including $38.3 million in retained earnings). The difference between these growth rates has challenged our ability to maintain our historically strong capital ratios. In order to support the Company’s continued growth and to provide sufficient resources to expand our subsidiary holdings, the Board approved the issuance of up to $10.0 million in non-cumulative perpetual preferred stock, issued to various accredited and a limited number of non-accredited investors, of which $9.8 million was issued during the year ended December 31, 2016, when the offering was closed. On September 27, 2017, the Company filed a Form S-1/A, an amended general form for registration of securities, for the issuance of up to $20.0 million in additional common stock, subscriptions for which it began accepting in October 2017.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2017, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s Rules and forms and is accumulated and communicated to management, including our Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three and nine months ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The financial services industry was materially and adversely affected by the weakened economy and by the monetary policy responses intended to correct that weakness. The negative effect of historically low market interest rates reduced our interest rate margin despite us having established minimum rate levels on our variable rate loans. In order to retain core deposits and as a reputational matter, our consumer savings account rates have been higher than many of our competitors’ offerings for the past eight years. The slow recovery of the economy and continued elevated unemployment may negatively impact our operating results; however, the Bank has not experienced any adverse liquidity issues in recent years. Additionally, adverse changes in the economy may have a negative effect on the ability of our borrowers to make timely repayments of their loans. These factors could expose us to an increased risk of loan defaults and losses, and have an adverse impact on our earnings.

Recent legislative and required regulatory initiatives will impose restrictions and requirements on financial institutions that could have an adverse effect on our business.

Current and future legal and regulatory requirements, restrictions, and regulations, including those imposed under the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was enacted in response to the 2008 financial crisis and subsequent economic weakness, may adversely impact our profitability, financial condition and operations; may require us to invest significant management attention and resources to evaluate and make any changes required by the legislation and related regulations; and may make it more difficult for us to attract and retain qualified executive officers and employees. Few provisions of the Dodd-Frank Act were effective immediately, with various provisions becoming effective in stages. Many of the provisions required governmental agencies to implement rules that have increased regulation of the banking industry. As examples, these rules impact the ability of banks to charge certain fees and impose new restrictions on lending practices. The Dodd-Frank Act created a new financial consumer protection agency, known as the Consumer Financial Protection Bureau (the “Bureau”), that is empowered to promulgate new consumer protection regulations and revise existing regulations in many areas of consumer compliance, which may increase our regulatory compliance burden and costs, and may restrict the financial products and services we offer to our customers.

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

FDIC-insured financial institutions, including the Bank, are charged premiums to maintain the FDIC Deposit Insurance Fund at a certain level. In 2009, the FDIC collected a special assessment and revised its risk-based assessment system to replenish the FDIC Deposit Insurance Fund, which had been depleted by rising levels of bank failures and associated costs. In recent years, deposit premiums have decreased as the level of bank failures has returned to historical norms. However, if the costs of future bank failures increase, deposit insurance premiums may also increase, and there can be no assurance that assessments will not be changed in the future. Our FDIC deposit insurance expense for the year ended December 31, 2016, was $1.3 million and $1.1 million for the nine months ended September 30, 2017.

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

A downturn in our real estate markets could adversely affect our business because many of our loans are secured by real estate. Real estate lending (including commercial and construction) is a large portion of our loan portfolio. At September 30, 2017, and December 31, 2016, approximately $693.5 million (58.2%) and $703.1 million (59.8%), respectively, of our loan portfolio, was secured by various forms of real estate, including residential and commercial real estate. The real estate securing our loan portfolio is concentrated in Guam and San Francisco. From time to time, there have been adverse developments affecting real estate values in one or more of our markets, and the market value of real estate can fluctuate significantly in a short period of time as a result of changing market conditions. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies, and acts of nature, such as earthquakes and typhoons. Additionally, commercial real estate lending typically involves larger loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. If real estate values decline, the value of the collateral securing some of our loans could be significantly reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans.

If we fail to maintain an effective system of internal controls and disclosure controls and procedures, we may not be able to accurately report our financial results or prevent fraud.

Effective internal control over financial reporting and disclosure controls and procedures are necessary for us to provide reliable financial reports, effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and business would be harmed. In addition, failure in our internal control over financial reporting and disclosure controls and procedures could cause us to fail to meet the requirements of Rules 13a-15 and 15d-15 under the Exchange Act and, as a result, risk errors in our financial reporting to the Securities and Exchange Commission.

Each calendar quarter, management conducts an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

We strive to carefully manage and monitor credit quality and to identify deteriorating loans, and adjust the allowance for loan losses accordingly. However, because future events are uncertain and because we may not successfully identify all deteriorating loans in a timely manner, there may be loans that deteriorate in an accelerated time frame. As a result, future additions to the allowance may be necessary. Further, because the loan portfolio contains some commercial real estate, construction, and land development loans with relatively large balances, deterioration in the credit quality of one or more of these loans may require a significant increase to the allowance for loan losses. Future additions to the allowance may also be required due to changes in the financial condition of borrowers, such as changes resulting from potentially worsening economic conditions, or as a result of incorrect assumptions by management in determining the allowance for loan losses. Our regulators, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to increase our allowance for loan losses by making additional provisions for loan losses, charged as an expense, or to decrease our allowance for loan losses by recognizing loan charge-offs, net of recoveries. Any such additional provisions for loan losses or charge-offs, whether required by regulatory agencies or not, could have a material adverse effect on our financial condition and results of operations.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition.

At September 30, 2017, and December 31, 2016, nonperforming loans were 0.45% and 0.56%, respectively, of the total loan portfolio, and 0.27% and 0.34%, respectively, of total assets, as compared to 0.54% and 0.78% at December 31, 2015, respectively, indicating a reduced level of risk. Nonperforming assets adversely affect our earnings in various ways. Depending upon economic and market conditions, we may incur losses relating to an increase in nonperforming assets. We do not record interest income on non-accrual loans or other real estate owned, thereby adversely affecting our income, and increasing our loan administration costs. Upon foreclosure or similar proceedings, we record the foreclosed asset at the fair value of the asset, reduced by estimated selling costs, which may result in a loss. An increase in the level of nonperforming assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the increased risk profile. While we reduce problem assets through collection efforts, asset sales, workouts, restructurings and otherwise, decreases in the value of the underlying collateral or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, our results of operations and our financial condition.

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

At September 30, 2017, and December 31, 2016, we recorded a $3.6 million and $3.9 million, respectively, of provision for loan losses, charged off $5.0 million and $5.6 million, respectively, of loans, and recovered $1.2 million and $3.0 million of loans, respectively, previously charged off. During those same periods, we had $693.5 million and $703.1 million, respectively, in commercial and residential real estate loans and construction loans, of which $12.2 million and $12.8 million, respectively, was on non-accrual. Construction loans and commercial real estate loans comprise a substantial portion of our nonperforming assets. Deterioration in the real estate market in Guam, San Francisco and/or the Commonwealth of the Northern Mariana Islands could affect the ability of our loan customers to service their debt, which could result in additional loan charge-offs and provisions for loan losses in the future, and could have a material adverse effect on our financial condition, results of operations and capital.

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

Additionally, a sustained decrease in market interest rates could negatively affect our earnings. When interest rates decline, borrowers tend to refinance higher-rate, fixed-rate loans at lower rates, prepaying their existing loans. Under those circumstances, we would not be able to reinvest those prepayments in assets earning interest rates as high as the rates on the prepaid loans or at all if the borrower refinances with another lender. In addition, our commercial loans, which carry variable interest rates that generally adjust in accordance with changes in the prime rate, will adjust to lower rates as we place funds in lower-yielding investments. Because of this, we have established minimum interest rates on those loans to mitigate our interest rate risk and potential reductions in income.

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

Our profitability depends in part on our success in attracting and retaining a stable base of low-cost deposits. At September 30, 2017, and December 31, 2016, 28.0% and 26.4%, respectively, of our deposit base was comprised of non-interest bearing deposits, and the average rate on our interest-bearing deposits during 2016 and the first nine months of 2017 was 0.17%. While we generally do not believe these core deposits are very sensitive to interest rate fluctuations, the competition for these deposits in our markets is strong. If we were to lose a significant portion of our low-cost deposits, it could negatively impact our liquidity and profitability. To help to mitigate this risk, we actively monitor our competitors’ deposit interest rates and will adjust our rates accordingly in order to maintain our deposit base.

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

The laws and regulations, including the Dodd-Frank Act, applicable to the banking industry could change at any time, and these changes may adversely affect our business and profitability.

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

Also, the 2016 national election results and new administration have introduced additional uncertainty into future implementation and enforcement of the Dodd-Frank Act and other financial sector regulatory requirements. Such additional regulation and supervision may increase our costs and limit our ability to pursue business opportunities. The effects of any such recently enacted, or proposed, legislation and regulatory programs on us cannot reliably be determined at this time.

The Consumer Financial Protection Bureau (the “CFPB”) recently issued “ability-to-repay” and “qualified mortgage” rules that may have a negative impact on our loan origination process and foreclosure proceedings, which could adversely affect our business, operating results and financial condition.

On January 10, 2013, the CFPB issued a final rule to implement the “qualified mortgage” provisions of the Dodd-Frank Act requiring mortgage lenders to consider consumers’ ability to repay home loans before extending them credit. The CFPB’s “qualified mortgage” rule, which became effective on January 10, 2014, describes certain minimum requirements for lenders making ability-to-repay determinations, but does not dictate that they follow particular underwriting models. Lenders will be presumed to have complied with the ability-to-repay rule if they issue “qualified mortgages,” which are generally defined as mortgage loans prohibiting or limiting certain risky features. Loans that do not meet the ability-to-repay standard can be challenged in court by borrowers who default, and the absence of ability-to-repay status can be used against a lender in foreclosure proceedings. Any loans that we make outside of the “qualified mortgage” criteria could expose us to an increased risk of liability and reduce or delay our ability to foreclose upon the underlying property. Any decreases in loan origination volume or increases in compliance and foreclosure costs caused by the rule could negatively affect our business, operating results and financial condition. The CFPB also has adopted a number of additional requirements and issued additional guidance, including with respect to appraisals, escrow accounts and servicing, each of which entails increased compliance costs. In addition, the CFPB likely will continue to make rules relating to consumer protection, and it is difficult to predict which of our products and services will be subject to these rules or how these rules will be implemented.

Compliance with the Dodd-Frank Act has increased our regulatory compliance burdens, and may increase our operating costs and may adversely impact our earnings or capital ratios, or both.

Signed into law on July 21, 2010, the Dodd-Frank Act has represented a significant overhaul of many aspects of the regulation of the financial services industry. Among other things, the Dodd-Frank Act created the CFPB, tightened capital standards, imposed clearing and margining requirements on many derivatives activities and generally increased oversight and regulation of financial institutions and financial activities.

In addition to the self-implementing provisions of the statute, the Dodd-Frank Act calls for over 200 administrative rulemakings by numerous federal agencies to implement various parts of the legislation. While many rules have been finalized or issued in proposed form, additional rules have yet to be proposed. It is not possible at this time to predict when all such additional rules will be issued, their final form or requirements, their applicability to the Company or the Bank, or when they will be implemented.

The cost of complying with the new consumer protection regulations and policies could adversely affect our business.

The Dodd-Frank Act created the CFPB, a new regulatory entity with broad powers to supervise and enforce consumer protection laws. The CFPB has extensive rulemaking authority for a wide range of consumer protection laws that apply to banks and other types of lenders, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. It also has examination and enforcement authority over all banks with more than $10 billion in assets. Institutions with less than $10 billion in assets, like us, are examined for compliance with consumer protection laws by their primary bank regulators, but these regulators defer to the CFPB’s rules and interpretations in evaluating a bank’s compliance with consumer protection laws. Therefore, although the CFPB does not directly supervise us, the actions of the CFPB significantly impact our operations.

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

Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and tax basis of assets and liabilities computed using enacted tax rates. If we determine that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we are required under generally accepted accounting principles to establish a full or partial valuation allowance. If we determine that a valuation allowance is necessary, we are required to incur a charge to operations. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our net deferred tax asset will be realized. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. At December 31, 2016, we had a net deferred tax asset of $8.1 million. For the year ended December 31, 2016, we established a partial valuation allowance of $3.2 million to reduce the net deferred tax asset of $12.8 million because, in management’s opinion, it is more likely than not that only the remaining $8.1 million will be realized. If we were to determine at some point in the future that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we would be required, under generally accepted accounting principles, to establish a full or increase any partial valuation allowance, which would require us to incur a charge to operations for the period in which the determination was made.

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

The computer systems and network infrastructure we use could be vulnerable to problems. Our operations are dependent upon our ability to protect our computer equipment against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by malicious parties. Any damage or failure that causes an interruption in our operations could have a material adverse effect on our financial condition and results of operations. Computer break-ins and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and may cause existing and potential customers to refrain from doing business with us. We employ external auditors to conduct auditing and testing for weaknesses in our systems, controls, firewalls and encryption to reduce the likelihood of any security failures or breaches, as well as both internal and external monitoring systems to detect and report any attempt to overcome our electronic defenses. Although we, with the help of third-party service providers and auditors, intend to continue to implement effective security technology and establish operational procedures to prevent such damage, there can be no assurance that these security measures will ultimately be successful. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to encrypt and protect customer transaction data. A failure of such security measures would present a reputational risk, and could have a material adverse effect on our financial condition and results of operations.

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

Uncertain geopolitical conditions could have a material adverse effect on our business and the markets which we serve, which could cause the market price of our common stock to decline.

Our business is subject to geopolitical conditions in the western Pacific, including concerns over North Korea’s nuclear weapons program. In recent months, there have been heightened security concerns regarding North Korea’s nuclear weapons and long-range ballistic missile programs. This has resulted in increased uncertainty regarding both North Korea’s actions and those of the United States. If North Korea were to take an aggressive action, including acts of war, the markets we serve may be disrupted and our business operations could be affected as well. Any of these events could result in a decline in the market price of shares of our common stock.

Item 6. Exhibits

Exhibit No.	Exhibit

31.01	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley At of 2002

31.02	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Statements of Condition as of September 30, 2017, and December 31, 2016, (ii) Unaudited Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2017 and 2016, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2017 and 2016, and (v) Notes to Unaudited Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, BankGuam Holding Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANKGUAM HOLDING COMPANY

Date: November 20, 2017	By:	/s/ LOURDES A. LEON GUERRERO
Lourdes A. Leon Guerrero, President and Chief Executive Officer

Date: November 20, 2017	By:	/s/ FRANCISCO M. ATALIG
Francisco M. Atalig, Senior Vice President and Chief Financial Officer