Form 10-K
period 2017-12-31
BankGuam Holding Co
filed 2018-06-29
CIK 1527383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $49,725,900 based on the number of shares held by non-affiliates of the registrant as of June 30, 2017, and based on the closing sale price of common stock on June 30, 2017, which is the last business day of the registrant’s most recently completed second fiscal quarter. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Number of shares of common stock outstanding as of June 29, 2018: 9,635,055.

BANKGUAM HOLDING COMPANY

FORM 10-K

Cautionary Note Regarding Forward-Looking Statements

For purposes of this Annual Report, the terms the “Company,” “we,” “us” and “our” refer to BankGuam Holding Company and its subsidiaries. This Annual Report on Form 10-K contains statements that are not historical in nature, are predictive in nature, or that depend upon or refer to future events or conditions or contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These include, among other things, statements regarding:

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

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may be preceded by, followed by or include the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “is designed to” and similar expressions. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about our business that could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” included elsewhere in this Annual Report and as may be updated in filings we make from time to time with the U.S. Securities and Exchange Commission (SEC), including our Quarterly Reports on Form 10-Q to be filed by us in our fiscal year 2018. We have no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or risks, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. New information, future events or risks could cause the forward-looking events we discuss in this Annual Report not to occur. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Annual Report.

PART I

ITEM 1.	Business

General

BankGuam Holding Company (the “Company”), a Guam corporation organized in 2011, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company provides a wide range of banking services through Bank of Guam, our wholly-owned subsidiary and principal asset (the “Bank”). Unless the context indicates otherwise, references to the “Company” include the Company’s subsidiaries, including the Bank. The Company, the Bank and their subsidiaries are sometimes referred to hereinafter as “we,” “our” or “us”.

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

In addition to the traditional financial services offered, the Bank offers credit life, health, auto and homeowners insurance through its subsidiary, BG Insurance, as agents for various insurance companies, and also offered retail wealth management services in collaboration with its former affiliate, Money Concepts, through the end of May 2016. In August 2015, the Company chartered a second subsidiary, BankGuam Investment Services (“BGIS”) (formerly BankGuam Investment and Insurance Services), in an effort to enhance the options and opportunities of our customers to build future income and wealth. BGIS was capitalized in the amount of $300 thousand during the first quarter of 2016, and was in full operation by the end of May 2016.

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

Bank of Guam

The Bank is a Guam-chartered bank headquartered at 111 West Chalan Santo Papa in Hagåtña, Guam 96910. It was incorporated in March 1972 and opened for business in December of that year. We operate through 22 full service branch offices, including 11 in Guam; two in Saipan and one each in Tinian and Rota, all in the Commonwealth of the Northern Mariana Islands; one in the Republic of Palau; one each in the states of Yap, Chuuk, Pohnpei and Kosrae in the Federated States of Micronesia; one in the Republic of the Marshall Islands; and one in San Francisco, California. One Guam branch was consolidated into its Hagåtña branch in December 2017.

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

Employees

At December 31, 2017, the Bank had 617.5 full-time equivalent employees (FTEs), an increase from 604.0 FTEs a year earlier. The Bank’s employees are not represented by any union or collective bargaining agreement, and the Bank believes its employee relations are good.

Supervision and Regulation

Recent Developments

On July 21, 2010, then-President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This law has significantly changed the U.S. bank regulatory structure and affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act required various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies were given significant discretion in drafting the implementing rules and regulations. Although many of the final rules and regulations called for by the Dodd-Frank Act have been adopted, the implementation of some of those rules and regulations is in its early stages, and rulemaking has not yet become final for certain Dodd-Frank Act provisions. As a result, the full impact of the Dodd-Frank Act may not be known for several more years.

Among other things, the Dodd-Frank Act requires the federal banking agencies to establish minimum leverage and risk-based capital requirements for insured banks and their holding companies. The federal banking agencies issued a joint final rule, or the ‘‘Final Capital Rule,’’ that implements the Basel III capital standards and establishes the minimum capital levels required under the Dodd-Frank Act. We commenced compliance with the Final Capital Rule on January 1, 2015, we have been in compliance with that Rule throughout 2017, and we expect to continue to be in full compliance with the increasingly stringent capital requirements that it will phase in through 2019. The Final Capital Rule establishes a minimum common equity Tier 1 capital ratio of 6.5% of risk-weighted assets for a ‘‘well-capitalized’’ institution and increases the minimum Tier 1 risk-based capital ratio for a ‘‘well-capitalized’’ institution from 6.0% to 8.0%. Additionally, the Final Capital Rule requires an institution to maintain a 2.5% common equity Tier 1 capital conservation buffer over the 6.5% minimum risk-based capital requirement to avoid restrictions on the ability to pay dividends, discretionary bonuses, and engage in share repurchases. The Final Capital Rule also increases the required capital for certain categories of assets, including high-volatility construction real estate loans, but retains the current capital treatment of residential mortgages. Under the Final Capital Rule, we made the election to exclude unrealized gains and losses from the calculation of our regulatory capital. Implementation of these standards, or any other new regulations, may adversely affect our ability to pay dividends, or require us to reduce business levels or raise capital, including in ways that may adversely affect our results of operations or financial condition.

It is difficult to predict at this time what other specific impacts the Dodd-Frank Act and the remaining, yet-to-be-written implementing rules and regulations will have on community banks. However, compliance with the Dodd-Frank Act and its implementing rules and regulations has resulted in, and is expected to continue to result in, increased operating and compliance costs.

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

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Des Moines. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its members. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. As an FHLB member, the Bank is required to own a certain amount of capital stock in the FHLB. At December 31, 2017, the Bank was in compliance with the FHLB’s stock ownership requirement.

Regulatory Capital Guidelines. The federal banking agencies have established minimum capital standards known as risk-based capital guidelines. These guidelines are intended to provide measures of capitalization that reflect the degree of risk associated with a bank’s operations. The risk-based capital guidelines include both a definition of capital and a framework for calculating the amount of capital that must be maintained against a bank’s assets and off-balance sheet items. The amount of capital required to be maintained is based upon the credit risks associated with the various types and quality of a bank’s assets and off-balance sheet items. A bank’s assets and off-balance sheet items are classified under several risk categories, with each category assigned a particular risk weighting from 0% to 150%. The Bank’s Tier 1 capital consists of its capital stock, capital surplus, treasury stock, undivided earnings and the cumulative effect of the FDIC’s adjustment of our intangible assets. Our Tier 2 capital adds to Tier 1 the allowed portion of our reserves for possible loan losses. The inclusion of Tier 2 capital as qualifying capital for regulatory purposes is subject to certain other requirements and limitations of the federal banking agencies. The federal regulators require a minimum ratio of total qualifying capital to risk-adjusted assets of 8%, a minimum ratio of Tier 1 capital to risk-adjusted assets of 6%, a minimum amount of Tier 1 capital to total assets (referred to as the “leverage ratio”) of 4% and a minimum ratio of Common Equity Tier 1 Capital to risk-adjusted assets of 4.5%. As of December 31, 2017, the Company’s capital levels met all minimum regulatory requirements and the Bank was considered “well capitalized” under the regulatory framework for prompt corrective action described below. There is no condition or event since December 31, 2017, that management believes has changed the Company’s or the Bank’s capitalization category.

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

The United States economy is recovering, moderately, from a downturn that started in 2007, but business activity and growth across industries and regions have not yet been fully restored. There are indications that the recovery is accelerating, and the decisions of the Federal Open Market Committee, which guides current monetary policy actions on behalf of the Federal Reserve System in carrying out its broader monetary policies, to raise its target interest rate on March 15, June 14 and December 13, 2017, expressed its confidence in the sustainability of recent economic growth in the United States.  The Federal Open Market Committee raised its target interest rate again on March 21 and on June 13, 2018. Consumer spending, liquidity and availability of credit are all improving, and the unemployment rate, which has fallen by more than half since October 2009, and has reached what many consider to be a full-employment level nationally. The unemployment rate in our California region is low, but has been persistently high in the island markets we serve.

The financial services industry was materially and adversely affected by the weakened economy and by the monetary policy responses intended to correct that weakness. The negative effect of historically low market interest rates reduced our interest rate margin despite us having established minimum rate levels on our variable rate loans. In order to retain core deposits and as a reputational matter, our consumer savings account rates have been higher than our competitors’ offerings for the past nine years. The recovery of the economy and gradual reduction of unemployment impacted our operating results negatively; however, the Bank has not experienced any adverse liquidity issues in recent years. Additionally, the remaining adverse conditions in the island economies may continue to have a negative effect on the ability of our borrowers to make timely repayments of their loans. These factors could expose us to an increased risk of loan defaults and losses, and have an adverse impact on our earnings.

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

The Dodd-Frank Act prohibits new trust preferred issuances from counting as Tier 1 capital. These restrictions limit our future capital strategies. Although neither the Bank nor the Company use derivative transactions, the Dodd-Frank Act also increases regulation of derivatives and hedging transactions, which could limit our ability in the future to enter into, or increase the costs associated with, interest rate and other hedging transactions. Although certain provisions of the Dodd-Frank Act, such as direct supervision by the Bureau, will not apply to banking organizations with less than $10 billion of assets, such as the Company, the changes resulting from the legislation will impact our business nonetheless. These and future changes may have a material, adverse effect on our business, our financial condition and the results of our operations. No significant banking or bank holding company regulations were implemented during 2017.

On December 22, 2017, the Tax Cuts and Jobs Act (“the Act”) was signed into law. Most of the changes made to the Internal Revenue Code by the Act became effective January 1, 2018, and therefore had no effect on the profitability, financial condition or operations of the Company or the Bank. However, the lowering of the maximum corporate income tax rate from 35% to 21% required a revaluation of the Company’s deferred tax asset during the 2017 tax year, which resulted in a one-time negative effect on our profitability and our financial condition.

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

In April 2009, the FDIC revised its risk-based assessment system. The changes to the system involve adjustments to the risk-based calculation of an institution’s unsecured debt, secured liabilities and brokered deposits. Depending on any future losses that the FDIC Deposit Insurance Fund may suffer due to failed institutions, there can be no assurance that there will not be additional premium increases in order to replenish the Fund, but the rate of bank failures has diminished over the past four years, returning to historical norms. Our FDIC deposit insurance expense for the year ended December 31, 2017, was $1.5 million.

Risks Related to Our Markets and Business

Our profitability is dependent upon the economic conditions of the markets in which we operate.

We operate on ten relatively remote Pacific islands and in San Francisco, California, and, as a result, our financial condition and results of operations are affected by changes in the economic conditions in each of those areas. Our success depends upon the business activity, population, income levels, deposits and lending activity in these markets. Because some of our customers’ business and financial interests may extend well beyond these market areas, adverse economic conditions that affect those other market areas could reduce our growth rate, affect the ability of those customers to repay their loans, and generally affect our financial condition and results of operations. Other than in San Francisco, our lending operations are located in market areas dependent on tourism and fishing, along with a military presence and other federal government activities in Guam. The island economies have remained relatively stable, and the Commonwealth of the Northern Mariana Islands has resumed its economic growth after several years of challenges. However, because of the magnified influence of external events, these small island economies tend to be somewhat more volatile than larger economic systems. Thus, our borrowers could be adversely impacted by a downturn in these sectors of the economy that could reduce the demand for loans and adversely impact the borrowers’ ability to repay their loans, which would, in turn, increase our nonperforming assets. Because of our geographic concentration in several relatively small island economies, we are less able than many regional or national financial institutions to diversify our credit risks across multiple dissimilar markets. In recent years, we have taken the initiative to expand our operations in California in an effort to increase and help to stabilize our profitability.

Our loan portfolio has a large concentration of real estate loans in Guam and in San Francisco, which involves risks specific to real estate values.

A downturn in our real estate markets could adversely affect our business because many of our loans are secured by real estate. Real estate lending (including commercial and construction) is a large portion of our loan portfolio. At December 31, 2017, approximately $702.5 million, or 57.1% of our loan portfolio, was secured by various forms of real estate, including residential and commercial real estate. The real estate securing our loan portfolio is concentrated in Guam and San Francisco. From time to time, there have been adverse developments affecting real estate values in one or more of our markets, and the market value of real estate can fluctuate significantly in a short period of time as a result of changing market conditions. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies, and acts of nature, such as earthquakes and typhoons. Additionally, commercial real estate lending typically involves larger loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. If real estate values decline, the value of the collateral securing some of our loans could be significantly reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans.

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

At December 31, 2017, nonperforming loans were 0.66% of the total loan portfolio, and 0.41% of total assets, as compared to 0.58% and 0.35% at December 31, 2016, respectively, indicating an increased level of risk. Nonperforming assets adversely affect our earnings in various ways. Depending upon economic and market conditions, we may incur losses relating to an increase in nonperforming assets. We do not record interest income on non-accrual loans or other real estate owned, thereby adversely affecting our income, and increasing our loan administration costs. Upon foreclosure or similar proceedings, we record the foreclosed asset at the fair value of the asset, reduced by estimated selling costs, which may result in a loss. An increase in the level of nonperforming assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the increased risk profile. While we reduce problem assets through collection efforts, asset sales, workouts, restructurings and otherwise, decreases in the value of the underlying collateral or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, our results of operations and our financial condition.

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

For the year ended December 31, 2017, we recorded a $7.5 million provision for loan losses, charged off $7.3 million of loans, and recovered $1.6 million of loans previously charged off. At December 31, 2017, we had $702.5 million in commercial and residential real estate loans and construction loans, of which $12.6 million was on non-accrual. Commercial real estate loans comprise 11.0% of our nonperforming assets, while residential mortgage loans comprise 42.4%. Deterioration in the real estate market in Guam, San Francisco and/or the Commonwealth of the Northern Mariana Islands could affect the ability of our loan customers to service their debt, which could result in additional loan charge-offs and provisions for loan losses in the future, and could have a material adverse effect on our financial condition, results of operations and capital.

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

Our profitability depends in part on our success in attracting and retaining a stable base of low-cost deposits. At December 31, 2017, 28.0% of our deposit base was comprised of non-interest bearing deposits, and the average rate on our interest-bearing deposits during 2017 was 0.17%. While we generally do not believe these core deposits are very sensitive to interest rate fluctuations, the competition for these deposits in our markets is strong. If we were to lose a significant portion of our low-cost deposits, it could negatively impact our liquidity and profitability.

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

We may be required to record future impairment charges on our securities, including our stock in the Federal Home Loan Bank of Des Moines, if they suffer declines in value that we consider other-than-temporary. Numerous factors, including the lack of liquidity for re-sale of certain securities, the absence of reliable pricing information for some securities, adverse changes in the business climate, adverse regulatory actions or unanticipated changes in the competitive environment, could have a negative effect on our securities portfolio in future periods. Significant impairment charges could also negatively impact our regulatory capital ratios and result in the Bank not being classified as “well-capitalized” for regulatory purposes.

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

Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and tax basis of assets and liabilities computed using enacted tax rates. If we determine that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we are required under generally accepted accounting principles to establish a full or partial valuation allowance. If we determine that a valuation allowance is necessary, we are required to incur a charge to operations. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our net deferred tax asset will be realized. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. At December 31, 2017, we had a net deferred tax asset of $5.5 million. For the year ended December 31,

2017, we established a partial valuation allowance of $2.0 million to reduce the gross deferred tax asset of $7.4 million because, in management’s opinion, it is more likely than not that only the remaining $5.5 million will be realized. If we were to determine at some point in the future that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we would be required, under generally accepted accounting principles, to establish a full or increase any partial valuation allowance, which would require us to incur a charge to operations for the period in which the determination was made. Such an increase in the valuation allowance was made in the year ending December 31, 2017, due to the passage of the Tax Cuts and Jobs Act into law on December 22, 2017, which, among other things, reduced the maximum corporate income tax rate from 35% to 21%.  The deferred tax asset valuation allowance at December 31, 2017, was decreased by $1.2 million, as compared to $3.2 million at December 31, 2016.

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

In the future, the Bank and/or the Company may become subject to supervisory actions and/or enhanced regulation that could have a material adverse effect on our business, operating flexibility, financial condition, the value of our common stock and our ability to pay dividends to our stockholders.

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

In recent years, there have been numerous highly publicized breaches of customer databases maintained by both public and private entities, often compromising personally identifiable information. A major breach was announced in September 2017 by Equifax, a credit reporting agency, which may have exposed the personally identifiable information of some 143 million U.S. consumers. The Bank has established systems to mitigate the possibility that some of this and other compromised information could be used fraudulently to open deposit and/or loan accounts.  Despite all reasonable efforts, though, we are unable to be absolutely certain that the risk of that form of fraud is entirely eliminated.

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

Our business is subject to geopolitical conditions in the western Pacific, including concerns over North Korea’s nuclear weapons program and China’s expanded military operations in the South and East China Seas. In recent months, there have been heightened security concerns regarding North Korea’s nuclear weapons and long-range ballistic missile programs. This has resulted in increased uncertainty regarding both North Korea’s actions and those of the United States. If North Korea were to take an aggressive action, including acts of war, the markets we serve may be disrupted and our business operations could be affected as well. China’s assertion of sovereignty over several disputed islands and fortification of some of those islands conflicts with the interests of the United States involving safe passage and navigation in the same areas have increased the risks of confrontation in the region. Any of these events could result in a decline in the market price of shares of our common stock.

The change in auditing firms may cause additional delays in reporting.

The change in auditors has delayed the filing of our December 31, 2017, annual report on this Form 10-K and our 2018 quarterly report on Form 10-Q for the quarterly period ended March 31, 2018, and could delay subsequent reports with the SEC. Such delays could result in a loss of investor confidence in the reliability of our financial statements and an adverse reaction in the financial marketplace, which ultimately could adversely impact the market price of our shares.

We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As further described in Item 9A – Controls and Procedures, during the second quarter of 2018, we concluded that certain material weaknesses existed as of December 31, 2017. Specifically, management identified control deficiencies that constitute individually, or in the aggregate, material weaknesses in our internal control over financial reporting related to the review and monitoring of our contracts by accounting personnel and certain monitoring practices of our Information Security Officer.

As of the date of this filing, we have not yet remediated these material weaknesses. We are, however, actively developing a remediation plan. If our remedial measures are insufficient, or if additional material weaknesses or significant deficiencies in our internal controls are detected, we could be required to restate our financial results, lose investor confidence or experience a decline in the price of our securities.

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

During the fourth quarter of 2016, the Company issued $9.8 million of preferred stock in a private placement, structured to qualify as Tier 1 capital. There are restrictions on the ability of shareholders to sell these shares, and the Company is required to obtain prior regulatory approval before they can be redeemed or repurchased.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

Our properties consist primarily of leased office facilities for our branch offices. Our headquarters facility, which we own, consists of 74,240 square feet in Hagåtña, Guam. We also own the buildings of our Santa Cruz branch in Guam, our Garapan branch in Saipan and the Rota branch in the CNMI, which comprise 47,292 square feet in total. These branch buildings are situated on leased land. We believe our facilities are in excellent condition and suitable for the conduct of our business. For purposes of operating efficiency, our Santa Cruz branch was consolidated into our Hagåtña branch in December 2017.

For additional information on operating leases and rent expense, see Note 16 to the Consolidated Financial Statements.

ITEM 3.	Legal Proceedings

Neither the Company nor the Bank is involved in any legal proceedings other than those occurring on a routine basis in the ordinary course of business. The majority of such proceedings have been initiated by the Bank in the process of collecting delinquent loans. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition, results of operations and cash flows of the Company as of December 31, 2017.

ITEM 4.	Mine Safety Disclosures

None.

PART II

ITEM 5.	Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Market and Dividend Information

The Company’s common stock is traded through the OTC Bulletin Board and is quoted under the symbol “BKGMF.” Transactions of the Company’s common stock through private negotiated sales are also facilitated with the assistance of the Bank’s Trust Department. Management is not aware of any securities dealers which actively make a market in the Company’s common stock. No assurance can be given that an active trading market will be sustained for the common stock at any time in the future. The following table sets forth the high and low sale price for the common stock for the periods indicated, along with cash dividend payments for each of the quarters presented. The stock prices in the table are based upon information provided by the Bank’s Trust Department, and are derived from private sales executed through the Bank’s Trust Department and prices quoted through the OTC Bulletin Board.

	Stock Price
	High	Low	Dividend Per Share
Year ended December 31, 2017
Fourth Quarter	$12.25	$7.00	$0.100
Third Quarter	$12.00	$9.50	$0.100
Second Quarter	$12.66	$10.00	$0.100
First Quarter	$12.00	$9.75	$0.100
Year ended December 31, 2016
Fourth Quarter	$15.00	$9.00	$0.100
Third Quarter	$10.50	$9.33	$0.100
Second Quarter	$15.00	$9.27	$0.100
First Quarter	$10.49	$9.00	$0.100

As of June 29, 2018, there were approximately 4,420 holders of record of common stock. There are no other classes of common equity. During 2016, the Company issued $9.8 million in non-voting, non-cumulative perpetual preferred stock to accredited investors. During the fourth quarter of 2017, the Company issued $253 thousand in common stock to its employees and $1.3 million in common stock under a new stock offering. (See Note 17)

Dividend Policy

At its discretion, the Board of Directors of the Company declares dividends to its stockholders on a quarterly basis. The Company declared and paid dividends of $0.10 per share to stockholders as of a declaration date for each share of common stock outstanding in each of the eight quarters ended December 31, 2016 and 2017.

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

	At December 31, 2017
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	$9.01	1,400,533
Equity compensation plans not approved by security holders	-	$-	-
Total	-	$9.01	1,400,533

ITEM 6.	Selected Financial Data

	For the years ended December 31,
	2017	2016	2015	2014	2013
	(Dollar and Share Amounts in Thousands, Except Per Share Data)
INCOME STATEMENT DATA:
Interest income	$81,683	$75,549	$69,805	$66,478	$63,598
Interest expense	2,195	2,143	1,894	3,760	4,800
Net interest income before provision for loan losses	79,488	73,406	67,911	62,718	58,798
Provision for loan losses	7,519	3,900	4,500	4,540	2,095
Net interest income after provision for loan losses	71,969	69,506	63,411	58,178	56,703
Non-interest income	16,563	13,892	10,992	10,813	11,692
Non-interest expense	70,352	64,129	59,047	55,675	54,447
Income before income taxes	18,180	19,269	15,356	13,316	13,948
Income tax expense	9,636	5,716	4,066	3,756	4,080
Net income	8,544	13,553	11,290	9,560	9,868
Preferred stock dividends	(552)	(49)	-	-	-
Net income attributable to common stockholders	$7,992	$13,504	$11,290	$9,560	$9,868
PER COMMON SHARE DATA:
Basic net income	$0.86	$1.46	$1.25	$1.08	$1.12
Diluted net income	$0.86	$1.46	$1.25	$1.08	$1.12
Book value per common share	$13.64	$13.21	$12.14	$11.44	$10.66
Weighted average number of shares outstanding — basic	9,291	9,251	9,017	8,818	8,790
Weighted average number of shares outstanding — diluted	9,291	9,251	9,017	8,818	8,790
Shares outstanding at period end	9,414	9,268	9,241	8,929	8,802
BALANCE SHEET DATA:
Securities	$555,935	$520,927	$329,816	$337,904	$273,919
Net loans	$1,209,824	$1,158,045	$1,054,250	$967,399	$860,883
Allowance for loan losses	$17,279	$15,435	$14,159	$12,526	$12,077
Goodwill and other intangible assets	$783	$783	$783	$783	$783
Total assets	$1,965,946	$1,921,552	$1,544,284	$1,465,739	$1,283,008
Total deposits	$1,816,132	$1,778,670	$1,422,671	$1,355,514	$1,183,445
Total stockholders’ equity	$138,147	$132,202	$112,142	$102,183	$93,855
SELECTED PERFORMANCE RATIOS:
Return on average assets	0.44%	0.77%	0.74%	0.66%	0.77%
Return on average equity	6.24%	11.22%	10.50%	9.78%	10.45%
Net interest margin	4.24%	4.39%	4.66%	4.52%	4.81%
CAPITAL RATIOS:
Total risk-based	12.49%	12.61%	12.45%	11.83%	12.53%
Tier 1 risk-based	11.24%	11.36%	11.20%	10.58%	11.43%
Tier 1 leverage	6.97%	7.06%	7.40%	7.01%	7.60%
Common Equity Tier 1 risk-based	10.83%	10.93%	11.20%

ITEM 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

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

During 2017, there were four significant factors that impacted the Company’s financial condition and operations:

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

•

The military buildup continues, and substantial funding is finally being provided for the relocation of U.S. Marines from Okinawa to Guam.  Several contracts, totaling hundreds of millions of dollars, were executed during 2017, and additional years of construction and related activity are expected to bring additional investment and income to Guam. Once completed, the activities that these projects support will provide a sustained contribution to the economy.

•

The continuing strength of the economy in the San Francisco Bay area provided ample opportunities to expand the Bank’s business there, leading to an increase of 16.0% in the California region’s loan portfolio, supplementing 22.6% growth in loans in the Freely Associated States of Micronesia markets and supporting overall growth of 4.6% in the total loan portfolio, as loans in Guam decreased by 2.2%. The 2.2% growth in the Bank’s asset base supported a 4.6% expansion of our gross loan portfolio and an increase of 6.7% in our investment portfolio as we also converted $50.5 million of our cash and cash equivalents to higher yielding assets.

•

The Tax Cuts and Jobs Act of December 2017 caused the Company to reevaluate the valuation allowance for its deferred tax assets. The decrease in the corporate tax rate from 35% to 21% decreased the likelihood that we will be able to use a large portion of those deferred tax assets in a future period, so a write-down of $2.7 million was applied to our 2017 Income Statement, as reflected there and in our Statement of Financial Condition.

For the year ended December 31, 2017, net income attributable to common stockholders was $8.0 million, or $0.86 per diluted common share. For the year ended December 31, 2016, net income was $13.5 million, or $1.46 per diluted common share. For the year ended December 31, 2015, net income was $11.3 million, or $1.25 per diluted common share.

The returns on average assets and average equity for the year ended December 31, 2017, were 0.44% and 6.24%, respectively, compared to 0.77% and 11.22%, respectively, for 2016, and 0.74% and 10.50%, respectively, for 2015.

The following are major factors that impacted the Company’s results of operations:

•

Net interest income increased 8.3% to $79.5 million for the year ended December 31, 2017, from $73.4 million for the year ended December 31, 2016, due to a $6.1 million increase in interest income that was partially offset by an increase of $52 thousand in interest expense. Net interest income increased by 8.1% to $73.4 million for the year ended December 31, 2016, from $67.9 million for the year ended December 31, 2015, due to a $5.7 million increase in interest income that was partially offset by an increase of $249 thousand in interest expense.

•

The net interest margin decreased 16 basis points to 4.24% for the year ended December 31, 2017, compared with 4.39% for the year ended December 31, 2016. The decrease in the net interest margin for 2017 compared to 2016 was primarily due to an eight basis point decrease in the average yields on loans, partially offset by a 23 basis point increase in the average yield on our securities portfolio and a 40 basis point increase in the average yield on our deposits with other financial institutions; the average rates that we paid on deposits decreased by 0.4 basis points. Despite the decrease in the overall average yield of 16 basis points on our total earning assets, higher loan and investment volumes generated higher interest income that more than offset the higher gross amount of interest paid on our customers’ deposits.

•

The provision for loan losses was $7.5 million for the year ended December 31, 2017, $3.6 million higher than the provision during 2016. The 2017 provision was increased to reflect the growth of $53.9 million in our loan portfolio as our emphasis shifted moderately from commercial to consumer loans, and is deemed by management to provide a sufficient allowance for loan losses due to net losses of $5.7 million during the year. The provision for loan losses was $3.9 million for the year ended December 31, 2016, which was $600 thousand lower than the provision during the previous year. The provision for loan losses was $4.5 million for the year ended December 31, 2015, including $12 thousand assigned to the reserve for off-balance sheet risk.

•

Non-interest income was $16.6 million for the year ended December 31, 2017, $2.7 million more than the $13.9 million for the year ended December 31, 2016. The increase in non-interest income in 2017 compared to 2016 was primarily due to increases of $2.5 million in trustee fees, $792 thousand in service charges and fees, $314 thousand in net income from merchant services and a $257 thousand increase in other income, partially offset by an $813 thousand decrease in net cardholder income, and a reduction of $397 thousand in our realized gain on the sale of investment securities. Non-interest income was $13.9 million for the year ended December 31, 2016, $2.9 million more than the $11.0 million for the year ended December 31, 2015. The increase in non-interest income in 2016 compared to 2015 was primarily due to increases of $1.2 million in net income from merchant services, $911 thousand from service charges and fees, $328 thousand in trustee fees, $325 thousand in net gains on investment securities and $265 thousand in other income, partially offset by a reduction of $134 thousand in net income from cardholders. The increase in merchant income was the result of a correction of accumulated billing errors by our card processor.

•

Non-interest expense was $70.4 million for the year ended December 31, 2017, compared to $64.1 million for the year ended December 31, 2016. The increase of 9.7%, primarily due to an increase of $2.6 million in salaries and employee benefits, an additional $1.7 million in equipment and depreciation expense, a rise of $1.0 million in general, administrative and other expenses, and a $400 thousand increase in occupancy expense. Non-interest expense was $64.1 million for the year ended December 31, 2016, compared to $59.0 million for the year ended December 31, 2015. The increase of 8.6% was primarily due to an increase of $3.1 million in salaries and employee benefits, an additional $1.3 million in general, administrative and other expenses, and a rise of $807 thousand in equipment and depreciation expense. These increases were partially offset by a reduction of $264 thousand in the expense associated with other real estate that we owned, primarily foreclosed properties.

•

The 37.0% decrease of net after tax income to $8.5 million in 2017 compared to $13.6 million 2016 was due to the $6.2 million increase in non-interest expense, the $3.9 million increase in income tax expense and the $3.6 million increase in our provision for loan losses, offset by the $6.1 million increase in total interest income. The 20.0% increase of net after tax income to $13.6 million in 2016 compared to $11.3 million in 2015 was due to the $5.5 million increase in net interest income and the $2.9 million increase in non-interest income, offset by the $5.1 million increase in non-interest expense and the increase of $1.7 million in income taxes.

The following are important factors in understanding our current financial condition and liquidity position:

•

Cash, interest-bearing deposits in other banks, and investment securities available-for-sale collectively decreased by $9.6 million (1.2%), to $586.9 million, at December 31, 2017, from $596.5 million at December 31, 2016. This decrease in liquid assets is due to a decrease of $53.8 million in interest bearing deposits in banks, partially offset by a $40.9 million increase in available-for-sale securities and a $3.3 million increase in cash.

•

Total assets increased by $44.4 million (2.3%) from $1.92 billion at December 31, 2016, to $1.97 billion at December 31, 2017. This increase was composed of a $51.8 million or 4.5% increase in total loans (net of deferred fees and the allowance for loan losses), to $1.21 billion at December 31, 2017, compared to $1.16 billion at December 31, 2016, an increase of $40.9 million in available-for-sale securities and growth in other assets of $7.1 million, partially offset by a decrease of $50.5 million in cash and cash equivalents, from $176.7 million at December 31, 2016, to $126.1 million at December 31, 2017, and a decrease of $6.5 million in held-to-maturity securities during the same period. The increase in loans was primarily attributable to an increase of $41.4 million in gross consumer loans, to $409.9 million at the end of 2017 compared to $368.5 million a year earlier, and an increase of $12.5 million in gross commercial loans, to $820.0 million at December 31, 2017, from $807.5 million at December 31, 2016. In support of the growth of total assets, total liabilities increased by $38.4 million, to $1.83 billion at December 31, 2017, based upon the addition of $37.5 million in total deposits from the previous year end, and an increase of $5.9 million in total stockholders’ equity, to $138.1 million, composed of the $4.3 million increase in retained earnings and $1.6 million in additional paid-in common stock.

•	Classified assets increased to $32.3 million at December 31, 2017, compared to $20.6 million at December 31, 2016.
•

The allowance for loan losses at December 31, 2017, was $17.3 million, or 1.40% of total gross loans. The allowance for loan losses at December 31, 2016, was $15.4 million, or 1.31% of total gross loans.

•	Nonperforming loans increased by $1.3 million to $8.1 million, or 0.66% of total gross loans, at December 31, 2017, from $6.8 million, or 0.58% of total gross loans, at December 31, 2016.

•	Net loan charge-offs were $5.7 million during the year ended December 31, 2017, as compared to the $2.6 million in net charge-offs for the year ended December 31, 2016.
•

The ratio of noncore funding of $16.5 million (which consists of $250,000 and over time deposits plus short-term borrowings) to total assets was 0.84% at December 31, 2017, compared to $33.7 million, or 1.75% of total assets, at December 31, 2016.

•

The loan-to-deposit ratio increased to 67.7% at December 31, 2017, as compared to 66.1% at December 31, 2016, due to total gross loan growth of $53.9 million far exceeding the $37.5 million increase in deposits.

•

Capital ratios significantly exceed regulatory requirements for a well-capitalized financial institution, both at the Company level and in the Bank. The leverage ratio of the Company was 7.19%, with a Tier 1 risk-based capital ratio of 11.58%, a total risk-based capital ratio of 12.83%, and a common equity Tier 1 risk-based capital ratio of 10.78% at December 31, 2017. The leverage ratio at the Company was 7.30%, with a Tier 1 risk-based capital ratio of 11.74%, a total risk-based capital ratio of 12.99% and a common equity Tier 1 risk-based capital ratio of 10.89% at December 31, 2016. The leverage ratio at the Bank was 6.97%, with a Tier 1 risk-based capital ratio of 11.24%, a total risk-based capital ratio of 12.49%, and a common equity Tier 1 risk-based capital ratio of 10.83% at December 31, 2017. The leverage ratio at the Bank was 7.06%, with a Tier 1 risk-based capital ratio of 11.36%, a total risk-based capital ratio of 12.61% and a common equity Tier 1 risk-based capital ratio of 10.93% at December 31, 2016. The regulatory well-capitalized guidelines are a minimum of a 5% leverage ratio, a 8% Tier 1 risk-based capital ratio, a 10% total risk-based capital ratio, and a 6.5% common equity Tier 1 risk-based capital ratio. The changes in our capital ratios from December 31, 2016, to December 31, 2017, were due to the retention of $4.3 million in earnings during 2017, along with the issuance of common stock in the amount of $1.6 million.

Deposits

The composition and cost of the Bank’s deposit base are important in analyzing the Bank’s net interest margin and balance sheet liquidity characteristics. The Bank’s depositors are generally located in its primary market area. Depending on loan demand and other funding requirements, the Bank also attracts deposits through its interest rate pricing. The Bank monitors all deposits that may be sensitive to interest rate changes to help ensure that liquidity risk does not become excessive due to deposit migration. Deposits at December 31, 2017, were $1.82 billion, compared to $1.78 billion at December 31, 2016. The 2.1% increase was primarily due to the acquisition of additional government and commercial accounts in the Freely Associated States, U.S. government payments for land use and other purposes, and the growth in the Commonwealth of the Northern Mariana Islands’ tourism sector and general economic recovery, partially offset by decreases in the Bank’s deposits in the Guam and in the California region.

The Bank does not currently accept brokered deposits because it already maintains ample liquidity.

Liquidity

Our liquidity position refers to our ability to maintain cash flows sufficient to fund operations and to meet obligations and other commitments in a timely fashion. We believe that the Bank’s liquidity position is more than sufficient to meet our operating expenses, borrowing needs and other obligations for 2018, and management has tested and determined that, even under severely stressed scenarios, the Bank’s liquidity will be more than adequate to meet our requirements. Our liquidity increased substantially during 2017. Once the increases in our loan portfolio and other assets were accommodated, the increases in our liabilities and equity were channeled into short-term earning assets as a defensive measure due to historically low interest rates and yields, and the possibility that those rates and yields will increase further as the U.S. economy continues to improve. At December 31, 2017, we had $126.1 million in cash and cash equivalents and approximately $159.3 million in available borrowing capacity from various sources, including the Federal Home Loan Bank (“FHLB”), the Federal Reserve Bank of San Francisco (“FRB”), and Federal Funds facilities with several financial institutions. The Bank also had $245.9 million in unpledged securities available at December 31, 2017. Our loan-to-deposit ratio increased to 67.7% at December 31, 2017, compared to 66.1% at December 31, 2016, as our gross loans increased by 4.6% and our deposits grew by 2.1%.

Lending

Our loans originate almost entirely through the branch offices located in our primary market. As the Bank approached a saturation point in our island service area, we expanded our activities in California through our branch in San Francisco. The total loan portfolio remains well diversified with commercial and industrial loans accounting for 20.8% and commercial real estate loans accounting for 45.8% of the total loan portfolio at December 31, 2017. Construction loans rose from 0.5% of the portfolio at December 31, 2016, to 0.8% at December 31, 2017. Residential mortgages and other consumer-related loans accounted for the remaining 33.3% of total loans at December 31, 2017. The increase in gross loans in 2017 compared to 2016 was primarily due to an increase of 11.2% in our consumer loan portfolio, supplemented by growth of 1.6% in commercial loans. The Bank also had a decrease of $5.5 million in loans sold to the Federal Home Loan Mortgage Corporation (“Freddie Mac”) from $211.0 million at December 31, 2016, to $205.5 million at December 31, 2017, but these loans are off-book, except for the value of the associated mortgage servicing rights. The Bank exercises careful selectivity with respect to the types of loans it chooses to originate.

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

From January 22, 2008, through December 16, 2008, the Federal Reserve’s Open Market Committee reduced its target short-term interest rates by 325 basis points, to a range of 0.00% to 0.25%, in response to the credit crisis and economic downturn that resulted from the collapse in the U.S. housing market and the subsequent global recession. The target Federal Funds Rate was raised to a range of 0.25% to 0.50% on December 16, 2015, then again to a range of 0.50% to 0.75% on December 15, 2016. During 2017, the target Federal Funds Rate was increased by 25 basis points three times, on March 15, June 14 and December 13, ending in a target range from 1.25% to 1.50%. The increase in short-term rates will gradually affect the rates applicable to many of the Bank’s loans. The increase in short-term interest rates raised the overall cost of interest bearing deposits, which represent the Bank’s primary funding source, by 11.0% by the end of 2017, as they tend to re-price more slowly than floating rate loans. The continuing low level of short-term interest rates, including the prime rate, has significantly compressed the Bank’s net interest margin, but that pressure is gradually being eased.

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

Non-Interest Income

While net interest income remains the largest single component of total revenues, non-interest income is an important source, as well. In total, the Bank received $16.6 million in non-interest income during 2017, an increase of $2.7 million from the $13.9 million recorded for 2016, and $5.6 million more than the $11.0 million received in 2015. The increase from 2016 to 2017 was due in part to a $2.5 million increase in trustee fees, an increase of $792 thousand in service charges and fees, and a $314 thousand increase in net income from merchant services, partially offset by an $813 thousand decrease in net cardholders income, along with a $397 thousand drop in our gains from the sale of investment securities. The increase in trustee fees was substantially based on the recovery of certain investment fees, the higher service charges and fees primarily came from a charge implemented against low-balance accounts and the institution of a fee for paper account statements, and the increase in merchant services income resulted from the growth of the portfolio and a decrease in cross-border fees, while the decrease in cardholders income resulted in part from the increase in fees and the lower gain on the sale of securities was caused by market price fluctuations.

Non-Interest Expense

Management considers the control of operating expenses to be a critical element of the performance of the Company and the Bank. As in years past, the Bank has undertaken initiatives to contain its non-interest expense and improve its efficiency. Nevertheless, total non-interest expense was $70.4 million for year ended December 31, 2017, compared to $64.1 million for year ended December 31, 2016, an increase of $6.2 million. This increase was largely the result of increasing costs associated with salaries and employee benefits, from $31.6 million in 2016 to $34.2 million in 2017, the rise in equipment and depreciation expense and higher general, administrative and other expenses, which increased by $1.7 million and $1.0 million, respectively. Operating expenses in 2016 were $5.1 million higher than in 2015, primarily due to increasing costs associated with salaries and employee benefits, from $28.5 million in 2015 to $31.6 million in 2016, higher general administrative and other expenses and the rise in equipment and depreciation expense, which increased by $1.3 million and $807 thousand, respectively. For both 2016 and 2017, the increases in operating expenses were primarily the result of organic growth in the size of the Bank.

Capital Management

As part of its asset and liability management process, the Company continually assesses its capital position to take into consideration growth, expected earnings, risk profile and potential corporate activities that it may choose to pursue.

During the past several years, the Bank’s principal source of increases in capital has been retained earnings, supplemented by stock purchases through our Employee Stock Purchase Plan. See Note 14 of Notes to Consolidated Financial Statements in Item 15 of this Annual Report for a description of the Employee Stock Purchase Plan. Since the formation of the Company in 2011, though, the Bank’s assets have grown by 78.2%, and those more traditional sources of additional capital have not kept pace.

Although the Bank remains “well capitalized” by all four regulatory measures of capital adequacy, the Bank’s Tier 1 ratio had been decreasing because of its rapid asset growth, primarily attributed to the substantial growth in customer deposits. Consequently, the Company placed an additional $2.8 million of its common stock as of December 31, 2015, placed $9.8 million in non-cumulative perpetual preferred stock during 2016 and offered up to an additional $20.0 million in common stock at a purchase price of $12.25 per common share commencing September 29, 2017. Of this latest offering, $1.3 million had been placed as of December 31, 2017.

In the 2015 and 2016 offerings, the Company issued its stock to certain "accredited investors" within the meaning of Rule 501 of the Securities Act of 1933, as amended (the "Securities Act"), at a purchase price of $9.85 per common share in 2015 and a purchase price of $1,000.00 per preferred share in 2016 (the "Offerings"). These are restricted shares, which may not be resold for a period of two years. The terms of the offerings were set forth in their respective Stock Purchase Agreements, dated July 30, 2015, and September 28, 2016, entered into between the Company and each investor. A portion of the proceeds from the offerings was used to retire subordinated debt, while the remainder will allow the Company to support the continued organic growth of its banking subsidiary in its existing market areas and will enable us to further serve the needs of individuals and businesses in those markets.

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

Distribution, Rate and Yield

The following Distribution, Rate and Yield table presents the average amounts outstanding during 2017 and 2016 for the major categories of the Company’s balance sheet, the average interest rates earned or paid thereon, and the resulting net interest margin on average interest earning assets for the periods indicated. Average balances are based on monthly averages.

	Years Ended December 31,
	2017			2016
	Average Balance	Interest Earned/Paid	Average Yield/Rate	Average Balance	Interest Earned/Paid	Average Yield/Rate
Interest earning assets:
Short term investments[1]	$129,699	$1,009	0.78%	$129,791	$493	0.38%
Investment Securities²	549,508	8,217	1.50%	406,101	5,142	1.27%
Loans³	1,193,488	72,457	6.07%	1,135,736	69,914	6.16%
Total earning assets	1,872,695	81,683	4.36%	1,671,628	75,549	4.52%
Noninterest earning assets	84,985			79,723
Total Assets	$1,957,680			$1,751,351
Interest-bearing liabilities:
Interest-bearing checking accounts	$274,615	$326	0.12%	$222,786	$249	0.11%
Money market and savings accounts	987,470	1,726	0.17%	882,756	1,587	0.18%
Certificates of deposit	44,165	143	0.32%	43,095	142	0.33%
Other borrowings	-	-	0.00%	2,115	165	7.80%
Total interest-bearing liabilities	1,306,250	2,195	0.17%	1,150,752	2,143	0.17%
Non-interest bearing liabilities	514,615			479,823
Total Liabilities	1,820,865			1,630,575
Stockholders’ equity	136,815			120,776
Total Liabilities and Stockholders’ Equity	$1,957,680			$1,751,351

Net interest income		$79,488			$73,406

Interest rate spread			4.19%			4.33%
Net interest margin			4.24%			4.39%

[1]	Includes interest bearing deposit balances we maintain with other financial institutions and the Federal Reserve Bank of San Francisco.
[2]	Includes all investment securities in the Available-for-Sale and the Held-to-Maturity classifications.
[3]	Includes average balances of non-accrual loans.

The Distribution, Rate and Yield table above sets forth the dollar amounts in interest earned and paid for each major category of interest earning assets and interest-bearing liabilities for the noted periods, as well as their respective yields and costs, and the resulting interest rate spreads and net interest margins.

The Bank’s net interest margin, expressed as a percentage of average earning assets, was 4.24% for 2017, down 15 basis points from 4.39% for 2016, even though average earning assets increased by 12.0% during the year, from $1.67 billion in 2016 to $1.87 billion in 2017. The primary reason for the decrease in the net interest margin was that our funding cost increased by 11.0%, from $2.0 million in 2016 to $2.2 million in 2017. Our average loan balances increased by $57.8 million, or 5.1%, but the average yield on the entire loan portfolio decreased by 9 basis points so that interest earnings on loans increased by only $2.5 million, or 3.6%. New loans made in a more competitive environment caused the decrease in the average yield on the loan portfolio. Yields on our investment securities portfolio increased by 23 basis points and the yield on short term investments went up by 40 basis points, but the yield on average earning assets decreased from 4.52% to 4.36% from 2016 to 2017. Average total interest-bearing liabilities increased by 13.5% during 2017, to $1.31 billion from $1.15 billion the previous year.

Net interest income for the year ended December 31, 2017, increased by $5.9 million, to $79.5 million, compared to $73.4 million a year earlier, primarily due to an increase in interest income derived from the growth in our investment securities portfolio, supplemented by increases in earnings on average loan balances and our short term deposits in other banks, including the Federal

Reserve Bank of San Francisco. Net interest income for 2016 increased by $5.5 million from 2015, due to an increase of $5.7 million in interest income derived from the growth in average loan balances, a higher average investment portfolio and an increase in our average deposits with other banks, only slightly offset by an increase of $249 thousand in the interest that we paid on average deposit balances and other borrowed funds. The Bank’s net interest margin was 4.40% in 2016, compared to 4.66% in 2015, a decrease of 26 basis points.

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

The following table provides information regarding the changes in interest income and interest expense, attributable to changes in rates and changes in volumes that contribute to the total change in net interest income for the years ending December 31, 2017 and 2016. Variances attributable to both rate and volume changes are equal to the change in rate times the change in average balance and are included below in the average volume column.

	Years Ended December 31, 2017 and 2016
	(In thousands)
		Attributable to:
	Net Change in Interest Income/Expense	Change in Rate	Change in Volume
Interest income:
Short term investments	$516	$517	$(1)
Investment Securities	3,075	932	2,143
Loans	2,543	(963)	3,506
Total interest income	$6,134	$(2,635)	$8,769

Interest expense:
Interest-bearing checking accounts	$77	$15	$62
Money market and savings accounts	139	(44)	183
Certificates of deposit	1	(2)	3
Other borrowings	(165)	-	(165)
Total interest expense	$52	$(31)	$83

Net interest income	$6,082	$(2,604)	$8,686

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

For 2017, the Bank had a provision for loan and credit losses of $7.5 million, which included $6 thousand assigned to the reserve for unfunded credit commitments. The remaining 2017 provision was $3.6 million more than the provision for 2016, and higher than the provision of $4.5 million for 2015. The 2017 provision was increased to reflect the growth of $53.9 million in our loan portfolio as our emphasis shifted moderately from commercial to consumer loans, and is deemed by management to provide a sufficient allowance for loan losses due to net losses of $5.7 million during the year, as well as to maintain the allowance for loan losses at a level that is adequate to absorb all reasonably expected future losses and to express management’s perception of risk in the existing loan portfolio, as well as changes in the quality of that portfolio. The 2016 provision for loan losses decreased by $600 thousand compared to the $4.5 million provision during 2015.

The allowance for loan losses represented 1.40%, 1.31% and 1.44% of total gross loans at December 31, 2017, 2016 and 2015, respectively. Provisions for loan losses are charged to operating income to bring the allowance for loan losses to a level deemed appropriate by the Bank based on the factors discussed under “Allowance for Loan Losses.”

Non-interest income

The following table sets forth the various components of the Company’s non-interest income:

	Years Ended December 31,		Increase (decrease) 2017 versus 2016		Year Ended December 31,	Increase (decrease) 2016 versus 2015
	2017	2016	Amount	Percent	2015	Amount	Percent
	(Dollars in thousands)
Non-interest income
Service charges and fees	$6,616	$5,824	$792	13.6%	$4,913	$911	18.5%
Investment securities gains (losses), net	4	401	(397)	-99.0%	76	325	427.6%
Income from merchant services, net	2,422	2,108	314	14.9%	903	1,205	133.4%
Income from cardholders, net	941	1,754	(813)	-46.4%	1,888	(134)	-7.1%
Trustee fees	3,429	911	2,518	276.4%	583	328	56.3%
Other income	3,151	2,894	257	8.9%	2,629	265	10.1%
Total non-interest income	$16,563	$13,892	$2,671	19.2%	$10,992	$2,900	26.4%

Total non-interest income in 2017 was $2.7 million, or 19.2%, higher than in 2016, primarily because of increases of $2.5 million in trustee fees, $792 thousand in service charges and fees, $314 thousand in net income from merchant services and $257 thousand in other income, in part due to the implementation of a nominal fee for mailed paper account statements and in part to organic growth.  These increases were partially offset by a decrease of $813 thousand in net income from cardholders due to an increase in fees and a decline of $397 thousand in net gains on the sale of securities because of a less favorable interest rate environment. Other sources of non-interest income include loan servicing fees and income from the Bank-owned life insurance policies. The proportional composition of non-interest income remained relatively stable, with the increase in trustee fees and the decrease in net income from cardholders being the only changes exceeding 5.0% of the respective year’s total from 2016 to 2017. Total non-interest income in 2016 was $2.9 million higher than in 2015, primarily because of a sharp increase of $1.2 million, or 133.4%, in income from merchant services due to the correction of accumulated billing errors by a vendor, the on-boarding of new merchant customers subsequent to the closure of a competing merchant services provider in Guam and an increase in net residuals that resulted from a reduction in cross-border fees; an increase of $911 thousand in service charges and fees that resulted from the full implementation of a fee to offset the costs of low-balance savings accounts; an increase of $328 thousand in trustee fees generated by increased revenue sharing in the higher interest rate environment; and a $325 thousand increase in net gains on the sale of investment securities.

Non-interest expense

The following table sets forth the various components of the Company’s non-interest expense:

	Years Ended December 31,		Increase (decrease) 2017 versus 2016		Year Ended December 31,	Increase (decrease) 2016 versus 2015
	2017	2016	Amount	Percent	2015	Amount	Percent
	(Dollars in thousands)
Non-interest expense:
Salaries & employee benefits	$34,171	$31,618	$2,553	8.07%	$28,473	$3,145	11.05%
Occupancy	6,729	6,329	400	6.32%	6,554	(225)	-3.43%
Equipment and depreciation	9,102	7,382	1,720	23.30%	6,575	807	12.27%
Insurance	1,665	1,625	40	2.46%	1,680	(55)	-3.27%
Telecommunications	1,769	1,647	122	7.41%	1,527	120	7.86%
FDIC insurance assessment	1,477	1,325	152	11.47%	1,259	66	5.24%
Professional services	1,876	1,999	(123)	-6.15%	1,757	242	13.77%
Contract services	1,899	1,607	292	18.17%	1,825	(218)	-11.95%
Other real estate owned	179	133	46	34.59%	397	(264)	-66.50%
Stationery & supplies	790	926	(136)	-14.69%	747	179	23.96%
Training & education	1,167	1,025	142	13.85%	1,046	(21)	-2.01%
General, administrative & other	9,528	8,513	1,015	11.92%	7,207	1,306	18.12%
Total non-interest expense	$70,352	$64,129	$6,223	9.70%	$59,047	$5,082	8.61%

The following table indicates the percentage of non-interest expense in each category:

	2017		2016		2015
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Non-interest expense:
Salaries & employee benefits	$34,171	49%	$31,618	48%	$28,473	48%
Occupancy	6,729	10%	6,329	11%	6,554	11%
Equipment and depreciation	9,102	13%	7,382	11%	6,575	11%
Insurance	1,665	2%	1,625	3%	1,680	3%
Telecommunications	1,769	3%	1,647	3%	1,527	3%
FDIC insurance assessment	1,477	2%	1,325	2%	1,259	2%
Professional services	1,876	3%	1,999	3%	1,757	3%
Contract services	1,899	3%	1,607	3%	1,825	3%
Other real estate owned	179	0%	133	1%	397	1%
Stationery & supplies	790	1%	926	1%	747	1%
Training & education	1,167	2%	1,025	2%	1,046	2%
General, administrative & other	9,528	14%	8,513	12%	7,207	12%
Total non-interest expense	$70,352	100%	$64,129	100%	$59,047	100%

Non-interest expense totaled $70.4 million for the year ended December 31, 2017, an increase of $6.2 million from $64.1 million in 2016. This increase is primarily attributed to the $2.6 million increase in salaries & employee benefits, up by 8.1% from the year ended December 31, 2016, due to merit raises and increases in some benefits expenses, as well as an increase in the number of employees necessary to accommodate the expansion and restructuring of the Bank’s operations. In addition, our equipment and depreciation expense increased by $1.7 million, primarily due to the implementation of new technologies and increased information security expenses; general, administrative and other expenses increased by $1.0 million, and occupancy expense rose by $400 thousand.

In 2016, total non-interest expense increased by $5.1 million to $64.1 million, as compared to $59.0 million in 2015. This increase is primarily attributed to the $3.1 million increase in salaries & employee benefits, up by 11.0% from the year ended December 31, 2016, due to merit raises and increases in some benefits expenses, as well as an increase in the number of employees necessary to accommodate the expansion of the Bank’s operations. In addition, general, administrative and other expenses increased by $1.3 million and our equipment and depreciation expense increased by $807 thousand. These increases were partially offset by modest decreases in the expenses associated with other real estate that is owned by the Bank, occupancy expense and contract services expense.

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

The Bank pays income taxes in Guam and the Commonwealth of the Northern Mariana Islands under a territorial “mirror” of the U.S. Internal Revenue Code, with payments made to the respective territorial governments instead of the U.S. Treasury; there is no equivalent of a state income tax in either of these jurisdictions. The Bank also pays taxes to the governments of the Republic of Palau, the Federated States of Micronesia, the Republic of the Marshall Islands and the State of California. The Bank’s territorial and state income tax expense in 2017 was $9.6 million, as compared to an income tax expense of $5.7 million in 2016 and $4.1 million in 2015. The increase in 2017 was primarily due to a change in the valuation allowance for our deferred tax asset that resulted from the reduction in the maximum corporate income tax rate under the Tax Cuts and Jobs Act, which became law on December 22, 2017, and which was only partially offset by the reduction in our net income before taxes.

The difference in the effective tax rate compared to the combined territorial, foreign and state statutory tax rate of 35% still in effect for 2017 is primarily the result of the Bank’s portfolio of tax-exempt loans to the government of Guam totaling $25.9 million and $30.3 million at December 31, 2017 and 2016, respectively.

Some items of income and expense are recognized in different years for tax purposes than when applying generally accepted accounting principles, leading to timing differences between the Bank’s actual tax liability and the amount accrued for this liability based on book income. These temporary differences comprise the “deferred” portion of the Bank’s tax expense or benefit, which is accumulated on the Bank’s books as a deferred tax asset or deferred tax liability until such time as they reverse. At the end of 2017 and 2016, the Bank had a gross deferred tax asset of $7.4 million and $11.3 million, respectively.

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

In assessing the realization of deferred tax assets at December 31, 2017, based on these factors, the Bank believed that it was more likely than not that the Bank will realize only $5.5 million of the benefits of these deductible differences. Therefore, a valuation allowance of $2.0 million for its deferred tax asset was recorded at December 31, 2017.

In assessing the realization of deferred tax assets at December 31, 2016, the Bank believed that it was more likely than not that the Bank would realize only $8.1 million of the benefits of these deductible differences. Therefore, a valuation allowance of $3.2 million for the deferred tax asset was recorded at December 31, 2016.

Financial Condition

As of December 31, 2017, total assets were $1.97 billion, an increase of 2.3% from $1.92 billion at December 31, 2016. Total securities available-for-sale (at fair value) were $460.8 million, an increase of 9.7% from $419.9 million at December 31, 2016. The total loan portfolio, net of allowance for loan losses and deferred fees, was $1.21 billion, an increase of 4.5% from $1.16 billion at year-end 2016. Interest bearing deposits in banks were reduced by more than one third during 2017, falling to $97.1 million from $150.9 million at the end of 2016. Total deposits were $1.82 billion, an increase of 2.1% from $1.78 billion at year-end 2016. The Bank had no short-term borrowings at December 31, 2017.

Securities Portfolio

The following table reflects the estimated fair value of Available-for-Sale securities and the amortized cost of Held-to-Maturity securities, for each category for the past two years:

Investment Portfolio

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$105,407	$-	$(1,380)	$104,027
U.S. government agency pool securities	283,611	51	(1,319)	282,343
U.S. government agency or GSE residential mortgage-backed securities	75,560	-	(1,142)	74,418
Total	$464,578	$51	$(3,841)	$460,788
Securities Held-to-Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$45,178	$505	$(113)	$45,570
U.S. government agency pool securities	11,756	33	(35)	11,754
U.S. government agency or GSE residential mortgage-backed securities	32,743	243	(311)	32,675
Total	$89,677	$781	$(459)	$89,999

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$125,476	$6	$(1,051)	$124,431
U.S. government agency pool securities	238,615	124	(1,613)	237,126
U.S. government agency or GSE residential mortgage-backed securities	59,049	36	(762)	58,323
Total	$423,140	$166	$(3,426)	$419,880
Securities Held-to-Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$44,909	$956	$(36)	$45,829
U.S. government agency pool securities	13,591	14	(91)	13,514
U.S. government agency or GSE residential mortgage-backed securities	37,667	373	(320)	37,720
Total	$96,167	$1,343	$(447)	$97,063

The amortized cost and fair value of investment securities by contractual maturity at December 31, 2017, are shown below.

	December 31, 2017
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$336	$336	$7,004	$6,978
Due after one but within five years	111,443	110,041	53,451	54,044
Due after five but within ten years	51,861	51,450	18,336	18,262
Due after ten years	300,938	298,961	10,886	10,715
Total	$464,578	$460,788	$89,677	$89,999

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

Eighty-four percent of the Bank’s securities at December 31, 2017, were classified under existing accounting rules as “Available-for-Sale” to allow flexibility in the management of the portfolio. Accounting guidance requires Available-for-Sale securities to be marked to fair market value, with an offset to other comprehensive income (loss), a component of stockholders’ equity, recorded on a quarterly basis. The remaining 16.3% of the investment portfolio was in Held-to-Maturity securities, which the Bank is willing and believes it will be able to retain until they mature, and which are recorded on an amortized cost basis.

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

Compared to December 31, 2016, the Bank’s securities portfolio increased by $34.4 million to 28.0% of total assets at December 31, 2017, from 26.9% at December 31, 2016. The Bank increased its holding of mortgage-back securities by $11.2 million to $107.2 million at December 31, 2017, from $96.0 million at December 31, 2016. During the same period, the Bank’s holdings of U.S. government agency pool securities increased by $43.4 million, to $294.1 million, and its holdings of U.S. government agency and sponsored enterprise debt securities decreased by $20.1 million, to $149.2 million. The Bank has not used interest rate swaps or other derivative instruments to hedge fixed rate loans or securities to otherwise mitigate interest rate risk.

Loans

The Bank’s loans represent the largest portion of earning assets, substantially greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when assessing the financial condition of the Bank and the Company.

Gross loans represented 62.6% of total assets at December 31, 2017, as compared to 61.2% at December 31, 2016. The ratio of gross loans to deposits increased to 67.7% at the end of 2017 from 66.1% at the end of 2016. Demand for loans has strengthened within the Bank’s California, Freely Associated States and Northern Mariana Islands markets due to the improving economic environment, but the Bank has remained selective with respect to the types of loans it chooses to originate.

The Loan Distribution table that follows sets forth the Bank’s gross loans outstanding, deferred fee income amortized over the life of some loans, the allowance for loan losses and the percentage distribution in each loan category at the dates indicated.

Loan Portfolio

	December 31,
	2017		2016
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial
Commercial & industrial	$256,022	20.8%	$248,059	21.1%
Commercial mortgage	553,125	45.0%	552,272	47.0%
Commercial construction	10,157	0.8%	6,421	0.5%
Commercial agriculture	716	0.1%	747	0.1%
Total commercial	820,020	66.7%	807,499	68.7%
Consumer
Residential mortgage	137,962	11.2%	143,951	12.3%
Home equity	545	0.0%	480	0.0%
Automobile	30,490	2.5%	30,798	2.6%
Other consumer loans[1]	240,863	19.6%	193,279	16.4%
Total consumer	409,860	33.3%	368,508	31.3%
Gross loans	1,229,880	100.0%	1,176,007	100.0%
Deferred loan (fees) costs, net	(2,777)		(2,527)
Allowance for loan losses	(17,279)		(15,435)
Loans, net	$1,209,824		$1,158,045

[1]	Comprised of other revolving and installment credit and overdrafts.

Two-thirds of the Bank’s loan portfolio is concentrated in commercial loans (which include loans to governments), primarily in commercial real estate, hotels and gas stations, with the balance in working capital and equipment financing. These are followed by other consumer loans and residential mortgages. The increase in the Bank’s loan portfolio in 2017 was due to customary loan activity throughout our markets, the addition of several significant commercial loans in both the San Francisco and Guam regions, and consumer loan promotions. The Bank’s gross loans were concentrated in Guam and San Francisco, at 87.8% of our net loan portfolio as of December 31, 2017, compared to 87.1% as of December 31, 2016. The only industry concentration that was considered significant at December 31, 2017, was within our commercial mortgage loan portfolio, which at 45.0% of total gross loans constituted a lower proportion than the 47.0% of total loans at the end of 2016.

The Bank’s commercial & industrial loans are made for working capital, financing the purchase of equipment and other business purposes. Commercial loans include loans with maturities ranging from thirty days to one year and “term loans” with maturities normally ranging from three to ten years. Short- term business loans are generally intended to finance current transactions and typically provide for periodic principal payments, with interest payable monthly. Term loans normally carry floating interest rates, with monthly payments of both principal and interest, but may be amortized over a longer period than the term of the loan, with a balloon payment at the end of the term.

The Bank is an active participant in the Small Business Administration (SBA), State Small Business Credit Initiative (SSBCI), Nor-Cal Financial Development Corp. and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred and Patriot Express Lender Programs. The Bank regularly makes such guaranteed loans and is frequently recognized as the largest originator of SBA loans in Guam, with an outstanding volume of $6.5 million at December 31, 2017.

As of December 31, 2017, commercial and residential real estate loans of $702.5 million consist primarily of adjustable and fixed rate loans secured by deeds of trust or mortgages on commercial and residential property, and comprised 57.1% of the total loan portfolio. The Bank’s commercial mortgages at December 31, 2017, consist of $553.1 million, or 45.0% of gross loans. Commercial construction loans comprise $10.2 million, or 0.8%, of gross loans. Residential mortgages, including home equity loans, were $138.5 million, or 11.3%, of gross loans. Properties securing the commercial and residential real estate loans are located in the Bank’s primary markets, which include the San Francisco Bay area.

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

The Bank’s construction loans primarily finance the development and construction of commercial and residential properties. The Bank uses underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or availability of permanent mortgage financing prior to making the construction loan. Construction loans increased by $3.7 million to $10.2 million at December 31, 2017, from $6.4 million at December 31, 2016.

Additionally, the Bank makes consumer loans for the purpose of financing automobiles, various types of consumer goods, and other personal purposes. Consumer loans generally provide for the monthly payment of principal and interest. Most of the Bank’s consumer loans are either unsecured, secured by the personal property being purchased or, in the case of home equity loans, real property.

At December 31, 2017, total gross loans increased by $53.9 million, or 4.6%, to $1.23 billion from $1.18 billion at December 31, 2016. The increase in loans was largely attributed to a $41.4 million increase in consumer loans to $409.9 million at December 31, 2017, from $368.5 million at December 31, 2016. This was primarily due to the rapid growth in other consumer loans, consisting of revolving and installment credit and overdrafts, which was the result a pre-approved loan campaign and holiday loan promotions. The increase was partially offset by a $6.0 million decrease in residential mortgages and a $308 thousand decline in automobile loans. Commercial loans increased by $12.5 million during 2017, from $807.5 million to $820.0 million, due to the $8.0 million increase in commercial & industrial loans, a $3.7 million rise in commercial construction loans, and the $853 thousand increase in commercial mortgage loans, all only slightly offset by the decrease of $31 thousand in the commercial agriculture loan category.

At December 31, 2017, loans outstanding were comprised of approximately 65.0% variable rate loans and 35.0% fixed rate loans.

Since it first opened in 1972, the Bank has expanded its operations and its branch network, first in Guam, then in the other islands of our region and in San Francisco, California. In the interests of enhancing performance and stability through market and industry diversification, the Bank has increased its focus on growth in the San Francisco area in recent years, adding personnel with experience and expertise in the Bay Area. The following table provides figures for gross loans in the Bank’s administrative regions for the years ending December 31, 2015, 2016 and 2017:

	At December 31,
	2015	2016	2017
Guam	$681,018	$720,479	$704,666
Commonwealth of the Northern Mariana Islands	$73,343	$75,658	$79,489
The Freely Associated States of Micronesia *	$57,345	$76,339	$93,560
California	$258,882	$303,531	$352,165
Total	$1,070,588	$1,176,007	$1,229,880

*	The Freely Associated States are comprised of the Federated States of Micronesia (Chuuk, Kosrae, Pohnpei and Yap), the Republic of Palau and the Republic of the Marshall Islands.

The figures for 2015 and 2016 above have been updated from previous Annual Reports on Form 10-K to reflect their gross instead of their net amounts.

As the table indicates, the Bank’s total gross loans increased by 4.6% during 2017 and by 9.8% during 2016. Total loans in California increased by $48.6 million, or 16.0%, accounting for 90.3% of total portfolio growth during 2017.  Loan growth in the Freely Associated States of Micronesia was second, with growth at $17.2 million, or 32.0% of total loan growth, and outstanding loans in the Commonwealth of the Northern Mariana Islands grew by $3.8 million, or 5.1% of total growth, whereas outstanding loan balances in Guam decreased by $15.8 million, primarily due to the repayment of a single, large commercial loan during the year. For the two years ended December 31, 2017, California accounted for 58.6% of total loan growth, while the Freely Associated States contributed 22.7%, Guam accounted for 14.8% and the Commonwealth of the Northern Mariana Islands provided 3.9% of total gross loan portfolio growth during that two-year period. The economy in the Commonwealth of the Northern Mariana Islands has been recovering at a more rapid pace, but loan growth there has not yet caught up.

Loan Maturities

The following table presents the maturity distribution of the Bank’s loans as of December 31, 2017. The table also shows the distribution of such loans between those with predetermined (fixed) interest rates and those with variable (floating) interest rates.

Floating rates generally fluctuate with changes in the New York prime rate, as reflected in The Wall Street Journal, and the Bank of Guam prime rate.

	At December 31, 2017
	Due in Less Than 1 Year	Due in More Than 1 Year But Less Than 5 Years	Due in More Than 5 Years	Non-Accrual	Total
	(Dollars in thousands)
Commercial loans	$116,421	$276,641	$419,978	$6,980	$820,020
Residential Mortgages	2,551	11,639	118,255	6,062	138,507
Consumer Loans	26,795	186,689	57,558	311	271,353
Total	$145,767	$474,969	$595,791	$13,353	$1,229,880

Variable rate loans	$101,047	$211,874	$477,426	$9,222	$799,569
Fixed rate loans	44,720	263,094	118,366	4,131	430,311
Total	$145,767	$474,968	$595,792	$13,353	$1,229,880

Loan Servicing

As of December 31, 2017 and 2016, there were $205.5 million and $211.0 million, respectively, in Federal Home Loan Mortgage Corporation loans that were serviced by the Bank.

Loan servicing rights are included in Accrued Interest Receivable and Other Assets on the consolidated balance sheets, and are reported at their estimated fair value.

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

Nonperforming assets are comprised of the following: loans for which the Bank is no longer accruing interest; restructured loans that are more than 90 days past due; loans 90 days or more past due and still accruing interest (although they are generally placed on non-accrual when they become 90 days past due, unless they are both well-secured and in the process of revision or collection); and other real estate owned (“OREO”) that is acquired through foreclosures. Management’s classification of a loan as “non-accrual” is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan. At that point, the Bank stops accruing interest income, and reverses any uncollected interest that had previously been accrued. These loans may or may not be collateralized, and collection efforts are pursued. The Bank begins recognizing interest income again only as cash interest payments are received and it has been determined that the collection of all outstanding principal is no longer in doubt. Loans may be restructured by management when a borrower has experienced some change in financial status causing an inability to meet the original repayment terms and where the Bank believes the borrower will eventually overcome those circumstances and make full repayment. OREO consists of properties acquired by foreclosure or similar means that management is offering or will offer for sale. Total OREO, net of OREO reserves, was $2.4 million at December 31, 2017, compared to $2.7 million at December 31, 2016.

Nonperforming Assets

The following table provides information about nonperforming assets by asset type as of December 31, 2017 and 2016:

	December 31,
	2017	2016
	(Dollars in Thousands)
Nonperforming Assets:
Non-accrual loans past due 30 days or more	$6,179	$4,927
Loans past due 90 days or more still accruing	1,946	1,882
Restructured loans past due 30 days – not included above	-	-
Other Real Estate Owned, gross	2,466	2,746
Total Nonperforming Assets	$10,591	$9,555

The following table provides information about nonperforming loans by loan type:

	December 31,
	2017	2016
	(Dollars in Thousands)
Nonperforming Loans:
Commercial:
Commercial & industrial	$243	$119
Commercial mortgage	1,167	691
Commercial construction	-	-
Commercial agriculture	-	-
Total commercial	1,410	810
Consumer:
Residential mortgage	4,491	4,088
Home equity	-	-
Automobile	201	104
Other consumer [1]	2,023	1,807
Total consumer	6,715	5,999
Total nonperforming loans	$8,125	$6,809
[1]	Comprised of other revolving and installment credit and overdrafts.

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

The Bank’s allowance for loan losses increased by $1.8 million to $17.3 million during 2017 from $15.4 million at the end of 2016. The increase in the allowance for loan losses in 2017 was based primarily on the growth in our loan portfolio, particularly in consumer loans, and management’s periodic reevaluation of the overall portfolio’s inherent risk. The Bank had $7.3 million in charge-offs in 2017, which were partially offset by loan recoveries of $1.6 million.

Net loans charged-off includes the realization of losses in the portfolio that were partially recognized previously through provisions for loan losses and write-downs of loan principal valuations. Net charge-offs were $5.7 million in 2017, more than double the net charge-offs of $2.6 million in 2016. The 2017 net was higher primarily due to higher charge-offs in the consumer loan portfolio. Historical net loan charge-offs are not necessarily indicative of the amount of net charge-offs that the Bank will realize in the future.

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

Deposits

The composition and cost of the Bank’s deposit base are important components in analyzing the Bank’s net interest margin and balance sheet liquidity characteristics, both of which are discussed in greater detail in other sections in this report. The Bank’s liquidity is impacted by the volatility of deposits or other funding instruments or, in other words, by the propensity of that money to leave the institution for interest rate-related or other reasons. Deposits can be adversely affected if economic conditions in the Bank’s market area weaken. Potentially, the most volatile deposits in a financial institution are jumbo certificates of deposit, meaning time deposits with balances that equal or exceed $250,000, as customers with balances of that magnitude are typically more rate-sensitive than customers with smaller balances.

The following table summarizes the distribution of deposits for the periods indicated:

	December 31,
	2017	2016
	(Dollars in Thousands)
Non-interest bearing deposits	$508,149	$469,451
Interest bearing deposits:
Demand deposits	288,977	346,922
Regular savings	713,802	669,957
Time deposits:
$250,000 or more	16,528	33,697
Less than $250,000	23,832	24,385
Other interest bearing deposits	264,844	234,258
Total interest bearing deposits	1,307,983	1,309,219
Total Deposits	$1,816,132	$1,778,670

The Bank gathers deposits from among the communities it serves. The Bank’s business is not generally seasonal in nature, and the Bank is not primarily dependent upon funds from sources outside the United States of America, but approximately 27.1% of its deposit base at December 31, 2017, is acquired in the Micronesian islands that are politically organized in free association with the United States and use the U.S. dollar as their currency. At December 31, 2017 and 2016, 35.1% and 34.1% of deposits were from domestic and foreign government sources.

Non-interest and low interest-bearing demand deposits decreased by $19.2 million, or 2.4%, to $797.1 million at December 31, 2017, compared to $816.4 million at December 31, 2016. Other interest bearing deposits, which are comprised of time deposit open accounts, increased by $30.6 million, or 13.1%, to $264.8 million at December 31, 2017, compared to $234.3 million at December 31, 2016.

As mentioned earlier, the Bank has expanded its operations and its branch network since it first opened in 1972, first in Guam, then in the other islands of our region and in San Francisco, California. As time has passed, the Bank has gathered market share in each of the islands. In recent years, in order to diversify its geographic market, the Bank has increased its focus on growth in the San Francisco area. The following table provides figures for deposits in the Bank’s administrative regions for the years ending December 31, 2015, 2016 and 2017:

	At December 31,
	2015	2016	2017
Guam	$824,661	$975,526	$936,237
Commonwealth of the Northern Mariana Islands	$234,336	$319,895	$343,149
The Freely Associated States of Micronesia *	$314,603	$431,865	$491,276
California	$49,071	$51,384	$45,470
Total	$1,422,671	$1,778,670	$1,816,132

*	The Freely Associated States are comprised of the Federated States of Micronesia (Chuuk, Kosrae, Pohnpei and Yap), the Republic of Palau and the Republic of the Marshall Islands.

During 2017, deposits increased by a total of $37.5 million, of which $59.4 million was in the Bank’s Freely Associated States branches and $23.3 million was in our Commonwealth of the Northern Mariana Islands branches, but decreased in our Guam branches by $39.3million and in California by $5.9 million. Overall, the Bank’s deposit base increased by 2.1% during 2017, after rising by 25.0% during 2016.  Deposits decreased in the California region by 11.5% in the year ended December 31, 2017, after increasing by 4.7% the previous year as a reversal of gradual, moderate growth in that market.

Deposit Maturity Distribution

At December 31, 2017, the scheduled maturities of time deposits were as follows:

Years ending December 31,
2018	$35,536
2019	1,799
2020	1,446
2021	689
2022 and thereafter	890
Total	$40,360

The Bank provides and services government and business deposit accounts that are frequently more than $250,000 in average balance per account. The account activity for some account types and client types necessitates appropriate liquidity management practices by the Bank to ensure its ability to fund withdrawals.

Off-Balance Sheet Arrangements

In the normal course of business, the Bank makes commitments to extend credit to its customers as long as there are no violations of any conditions established in the associated contractual arrangements. These commitments are obligations that represent a potential credit risk to the Bank, yet are not reflected in any form within the Company’s consolidated balance sheets other than in a modest contingency reserve against those commitments. Total unused commitments to extend credit were $159.8 million at December 31, 2017, as compared to $152.6 million at December 31, 2016. Unused commitments represented 13.0% of outstanding gross loans at both December 31, 2017 and 2016.

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

The following table presents the Bank’s commitments to extend credit for the periods indicated:

	December 31,
	2017	2016
Commitments to extend credit	$159,767	$152,585
Letters of credit:
Standby letters of credit	$54,707	$52,396
Commercial letters of credit	2,601	3,045
Total	$57,308	$55,441

Contractual Obligations

The Bank utilizes facilities, equipment and land under various operating leases with original terms ranging from 1 to 99 years. Some of these leases include scheduled rent increases. The total amount of the rent is being expensed on the straight-line method over the lease terms. The Bank has recorded a deferred obligation of $988 thousand and $926 thousand as of December 31, 2017 and 2016, respectively, which has been included within other liabilities, to reflect the excess of rent expense over cash paid on the leases.

At December 31, 2017, annual lease commitments under the above noncancelable operating leases were as follows:

Years ending December 31,
2018	$2,049
2019	1,797
2020	1,712
2021	1,351
2022 and Thereafter	21,413
Total	$28,322

The Bank leases certain facilities from two separate entities in which two of its directors have separate ownership interests. Lease payments made to these entities during the years ended December 31, 2017, 2016 and 2015 approximated $329 thousand, $379 thousand and $370 thousand, respectively.

Additionally, the Bank leases office space to third parties, with original lease terms ranging from 3 to 5 years and option periods ranging up to 15 years. At December 31, 2017, minimum future rents to be received under non-cancelable operating sublease agreements were $46 thousand, $13 thousand, $0 thousand and $0 thousand for the years ending December 31, 2018, 2019, 2020 and 2021, respectively. Although it is possible that one or more of these leases will be renewed, there is no certainty upon which to base an estimate.

A summary of rental activities for years ended December 31, 2017, 2016 and 2015, is as follows:

	For the Years Ended December 31,
	2017	2016	2015
Rent expense	$2,852	$2,673	$2,480
Less: sublease rentals	193	291	274
Net rent expense	$2,659	$2,382	$2,206

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

At December 31, 2017, the Bank had an increase in gross loans of $53.9 million from December 31, 2016, funded in part by the $37.5 million increase in its deposit base and in part by a reduction of $48.1 million in its total cash and cash equivalents. One of the measures of liquidity is our loan-to-deposit ratio, based upon gross loans, which increased to 67.7% at December 31, 2017, compared to 66.1% at December 31, 2016. Each calendar quarter, the Bank performs a six-month cash flow analysis to ensure that it will have sufficient liquidity to meet all of its potential cash obligations under a worst-case scenario, and maintains more than adequate liquidity under those hypothetical conditions.

FHLB, FRB and Other Borrowings and Available Lines of Credit

The Bank has off-balance sheet liquidity in the form of Federal Funds purchase arrangements with correspondent banks, as well as collateralized borrowing arrangements with the FHLB and the FRB. The Bank can borrow from the FHLB on a short-term (typically overnight) or long-term (more than one year) basis. At December 31, 2017, the Bank had no long-term borrowings. The Bank had an available line of credit of $121.4 million with the FHLB of Des Moines at December 31, 2017.

The Bank can also borrow from the FRB’s discount window. It had $21.5 million of investment securities pledged to the FRB San Francisco as collateral on an available line of credit of $20.9 million at December 31, 2017, none of which credit was outstanding.

At December 31, 2017, the Bank had arrangements for Federal Funds purchases of up to $17.0 million from three of its U.S. correspondent financial institutions. The Bank had no Federal Funds purchases outstanding at December 31, 2017 and 2016.

At December 31, 2017, the Company had no other borrowed funds.

Capital Resources

The Bank is subject to various regulatory capital requirements administered by the United States federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance-sheet items, as calculated under regulatory accounting practices.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). The common equity Tier 1 capital to risk-weighted assets ratio was newly required effective January 1, 2015. Management believes, as of December 31, 2017 and 2016, that the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2017, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of December 31, 2017 and 2016, are also presented in the table.

	Actual		For Capital Adequacy Purposes Under Basel III		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2017:
Total capital (to Risk Weighted Assets)	$151,699	12.490%	$112,347	9.250%	$121,456	10.000%
Tier 1 capital (to Risk Weighted Assets)	$136,521	11.240%	$88,056	7.250%	$97,165	8.000%
Tier 1 capital (to Average Assets)	$136,521	6.968%	$78,373	4.000%	$97,967	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$131,521	10.829%	$69,837	5.750%	$78,946	6.500%

At December 31, 2016:
Total capital (to Risk Weighted Assets)	$144,827	12.610%	$99,023	8.625%	$114,809	10.000%
Tier 1 capital (to Risk Weighted Assets)	$130,463	11.360%	$76,061	6.625%	$91,847	8.000%
Tier 1 capital (to Average Assets)	$130,463	7.060%	$73,937	4.000%	$92,421	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$125,463	10.930%	$58,839	5.125%	$74,626	6.500%

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

The following table sets forth the estimated changes in the Bank’s net interest income that would result from the designated instantaneous parallel shifts in interest rates noted, as of December 31, 2017. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. (Please note that, in the current interest rate environment, the larger reductions in rates presented in the analysis are unlikely to occur.)

	Increase/(Decrease) in Estimated Net Interest Income
	Amount	Percent
	(Dollars in thousands)
Change in Interest Rates (basis points)
+400	$31,115	38.04%
+300	$23,361	28.56%
+200	$15,486	18.93%
+100	$7,667	9.37%
± 0	$-	0.00%
-100	$(7,640)	-9.34%
-200	$(13,180)	-16.11%
-300	$(15,674)	-19.16%
-400	$(18,075)	-22.10%

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

Fair Value of Securities

In accordance with GAAP, the Bank revalues the Available-for-Sale component of its investment portfolio on a quarterly basis, and records any unrealized gain or loss as an adjustment to other comprehensive income in its equity accounts. Held-to-Maturity securities are recorded at their amortized book value. The Bank also evaluates whether any of its security holdings are Other Than Temporarily Impaired (“OTTI”), but has determined that, as of December 31, 2017, none of its securities are deemed to be OTTI.

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

As a financial institution, the Bank’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of the Bank’s assets and liabilities and the market value of all interest-earning assets, other than those which have a short term to maturity. Based upon the nature of the Bank’s operations, the Bank is not subject to significant direct foreign exchange or commodity price risks. The Bank has no market risk sensitive instruments, or any other financial instruments, that are held for trading purposes. As of December 31, 2017, the Bank did not use interest rate derivatives to hedge its interest rate risk.

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

On April 12, 2018, the Audit Committee of the Board of Directors of the Company approved a proposal to engage Squar Milner LLP (“Squar Milner”) as its independent registered public accounting firm to audit the Company’s consolidated financial statements, replacing Crowe Horwath LLP (“Crowe Horwath”) who was dismissed on the same date. Crowe Horwath had served as the Company’s independent registered public accounting firm since April 7, 2017.

As previously disclosed by the Company, at the time of Crowe Horwath’s dismissal, in connection with the audit of the Company’s financial statements for the year ended December 31, 2017, the Company and Crowe Horwath had been unable to agree regarding the adequacy of the Company’s allowance and provision for loan and lease losses (“ALLL”), the sufficiency of the Company’s access and change management controls related to the core operating system, the completeness and accuracy of system reports, and various other operational controls. Crowe Horwath also indicated that while they had not completed their audit, based on their observations and procedures performed to date, Crowe Horwath believed it to be unlikely that sufficient mitigating controls exist to preclude the identification of material weaknesses in the Company’s internal control over financial reporting as of December 31, 2017, and that a significant increase in the sample sizes selected for testing on a substantive basis was needed to ensure that the financial statements are free of material misstatement.

The Company is accounting for its ALLL differently than Crowe Horwath apparently would have required. The Company is unable to state the effect on its financial statements if such transaction had been accounted for in the manner which Crowe Horwath apparently would have concluded was required.

ITEM 9A.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures in selecting those that we adopted.

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Interim Chief Executive Officer and Chief Financial Officer of the effectiveness, as of December 31, 2017, of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on such evaluation, and with such changes implemented, our Interim Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management’s Assessment of Internal Control Over Financial Reporting

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design and the testing of the operational effectiveness of the Company’s internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based upon management’s assessment, management believes that the following material weaknesses in our internal control over financial reporting existed as of December 31, 2017:

•	The Company does not have formal internal controls to ensure that contracts are reviewed for accounting implications, properly communicated to the appropriate personnel and continually monitored; and
•

While the Company’s Information Security Officer monitors reports of the production environment to identify authorized and unauthorized usage, as well as employee access to key financial applications, the activity is not reviewed against supporting documentation to ensure that all changes are authorized, and one privileged user account was not adequately monitored.

Changes in Internal Control Over Financial Reporting

Other than the material weaknesses noted above, there were no changes in our internal control over financial reporting during the year ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only management’s assessment in this Annual Report.

Remediation Plans

Management is dedicated to remediating the control deficiencies that gave rise to the material weaknesses in our internal control over financial reporting. We are actively developing a remediation plan with input from our independent auditors.  However, we cannot guarantee that the measures we take will remediate the identified material weaknesses or that any additional material weaknesses will not arise in the future.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The names of our directors and executive officers, and the background information furnished by them, including their principal occupations and their employment for the past five years, are set forth below:

Class I Directors

With terms expiring in 2019.

William D. Leon Guerrero, age 66, is the Vice Chairman, Executive Vice President and Chief Operating Officer of the Company and has held such positions since the Company organized in 2011. He has been a Board member of the Bank since 2003 and is the Executive Vice President and Chief Operating Officer of the Bank. He has served in this position with the Bank since 1992. Mr. W. Leon Guerrero has over 40 years of banking experience. He was first hired by the Bank in 1985 as the Vice President, General Credit Administrator and in 1990 was appointed the Senior Vice President, Credit Administrator. Prior to joining the Bank, he was with CitiBank Guam from 1974 to 1985 where he became the Assistant Vice President, Credit Administrator, Corporate Banking Group. During his banking career, Mr. W. Leon Guerrero served in numerous leadership roles including as a Regent of the University of Guam and was a member of the Guam Insurance and Banking Board for numerous years. Mr. W. Leon Guerrero brings extensive knowledge of community and regional banking, particularly in the territory of Guam, including strategic, financial and regulatory considerations, to the Board of Directors. His knowledge of and relationships with banks in Guam, Commonwealth of the Northern Mariana Islands, Federated States of the Micronesia, Republic of the Marshall Islands and the Republic of Palau are expected to support the Bank’s growth in all of these markets. He is also a member of the Bank’s Loan, Executive and Trust Committees, and he is the Chairman of the Bank Asset Liability Committee.

Joseph M. Crisostomo, age 58, has been a Board member since the Company organized in 2011 and has been a member of the Bank Board since 2005. Mr. Crisostomo is the President and CEO of Cars Plus, LLC. He is also the President and CEO of Cycles Plus, LLC and a member of Pacific Auto Leasing, dba Thrifty Car Rental. Mr. Crisostomo was awarded the Small Business Person of the Year Award in 2006 by the SBA (Small Business Administration). He was also the Guam Business Executive of the Year in 2004. Mr. Crisostomo was a former board director of the Guam Chamber of Commerce and Chairman of the Armed Forces Committee. Mr. Crisostomo is a member of the Bank Asset Liability and Trust Committees and the Bank’s and Company’s Audit, Compensation, and Nominating and Governance Committees. Additionally, he contributes to the Board his entrepreneurial skills and substantial experience as a successful car dealer/businessman. In addition, his involvement in local and community affairs provides a valuable insight and perspective to the Board which well qualifies him to serve on our Board.

Keven F. Camacho, age 43, is the Vice President and Chief Lending Officer of the Bank of Guam and has been a director of the Company since August 2014. He was also appointed a director of the Bank at the same time. He started with the Bank in 1996 and held several positions with the Bank such as Branch Manager for the Tumon, Belau, Mangilao, and Upper Tumon branches. In 2003 he was appointed the Bank’s Northern Regional Manager and in 2010 was appointed to his present position. From 2013 - 2015, he served as a board member of Sanctuary, Inc., a community-based organization which aims to improve the quality of life for Guam’s youth to promote reconciliation during times of family conflicts, to foster the development of responsible community members, and to advocate for their needs in an effort to preserve the family unit. Since 2010 he has been a member of the Rotary Club of Northern Guam and in fiscal year 2015 – 2016 served as its President. Finally, he is a co-owner of TSC, Inc. which is a web design, maintenance, and hosting company that maintains and hosts websites for island businesses and organizations. He is a graduate of Arizona State University and received an MBA from the University of Guam in 2005. In 2003, he also graduated from the Pacific Coast Banking School at the University of Washington. He is a member of the Bank’s Loan Committee, Trust Committee and Asset Liability Committee. We believe that Mr. Camacho’s banking experience, business relations experience and extensive knowledge of the Company’s market area, particularly Guam, well qualify him to serve on our Board.

Class II Directors

With terms expiring in 2019.

Patricia P. Ada, age 53, has been a director since the Company organized in 2011 and a director of the Bank since 2008. She is the Board Secretary and Assistant Treasurer of Ada's Trust and Investment Inc. and the manager of P and M LLP. Both companies are involved in commercial real estate development and management and are family owned. She has been with both businesses for 25 years. Prior to that, from 1987 to 1992, she was a management trainee and then a commercial loan officer with the Bank. From 1990 to 1991, she was a marketing representative for RCA Communications, which later became MCI, and was promoted to Marketing Manager of Guam to later become MCI International Marketing Military Manager for Korea in 1992. She is a member of the Company’s Stock Purchase Plan Committee, the Bank’s Executive and Asset Liability Committees and the Company’s and the Bank’s Compensation, Audit and Nominating and Governance Committees. Ms. Ada is a member of the Guam Chamber of Commerce, Guam Visitors Bureau and Pacific Area Travel Association Micronesia Chapter. We believe that Ms. Ada’s business and marketing relations experience, community and civic memberships and her extensive knowledge of the Company’s market area, particularly Guam, well qualify her to serve on our Board.

Frances L. G. Borja, age 61, has been a director since the Company organized in 2011 and has been a Bank director since 2005. She is from the Commonwealth of the Northern Mariana Islands (“CNMI”), and her knowledge of and relationships with the local business community and citizens of the CNMI is expected to support the Bank’s growth in that market. She is the President of Carmen Safeway Enterprises Inc., a retailor in general merchandise, real estate development and funeral services. She is a member of the Bank’s Executive Committee and each of the Bank and Company’s Nominating and Governance Committee. Ms. Borja was a former Vice-President of the Saipan Chamber of Commerce and a past president of the Rotary Club of Saipan. She also served as a delegate and third Vice-President in the third Northern Mariana Islands Constitutional Convention. We believe that her extensive knowledge of the Company’s market area in the CNMI and her leadership experience in numerous civic and business organizations well qualify her to serve on our Board.

Mark J. Sablan, age 60, has been a director since August 22, 2016, and is currently the Vice President of Business Development and Community Affairs of South Pacific Petroleum Corporation (the “SPPC”), a wholesaler and retailer of petroleum products and retail stores. He has been employed with SPPC since December 2000. Prior to joining SPPC, he was employed by Esso Eastern, Inc. (EXXON) from 1990 to 2000. Mr. Sablan has worked in the petroleum industry for 26 years and worked for Bank of Guam from 1982 to 1990. Mr. Sablan has been a member of the Guam Chamber of Commerce since 2010 and has served as the Chairman of that organization in the past and is currently on the board. He is also a member of the Guam Chamber of Commerce Armed Forces Committee and serves on its Steering Committee. He is a past President of the Navy League of the U.S. – Guam Council and is currently a board member. He is Chairman of the University of Guam School of Business and Public Administration Advisory Council, is current President of the Guam Business Partners for Recycling, and is Vice-Chairman of the Bookmobile Foundation (Guam Public Library System). Mr. Sablan was appointed as a member of the Company’s Board of Directors because of his extensive business experience and community involvement. We believe that Mr. Sablan’s business and marketing relations experience, community and civic memberships and his knowledge of the Company’s market area, particularly Guam, well qualify him to serve on our Board.

Roger P. Crouthamel, age 69, has been a Board member since the Company organized in 2011 and has been a member of the Bank Board since 1998. He is the Secretary of the Company and the Bank. He is a director of TransPacific Travel dba Travel Pacificana, a travel agency, and presently the Assistant Secretary/Treasurer of Oceanic Resources, Inc., a real estate management company. He is a lawyer admitted to practice in California and Guam since 1973 and is Of Counsel of Camacho Calvo Law Group LLC, focused mainly on commercial and transactional law. He is also a partner of Chamorro Gardens Development, Macheche Plaza Development and LKC Development and a member of Vista Chino Development, Maite Partners, LLC and International Dining Concepts, LLC. Additionally he is a director and Vice President of Sports Concepts Inc. a retailer in sporting goods. He is a member of the Bank’s Executive Committee and Vice-Chairman of the Bank’s Trust Committee. He is also the Chairman of the Company’s Stock Purchase Plan and Compensation Committees and a member of the Bank’s and Company’s Audit and Nominating and Governance Committees. We believe that Mr. Crouthamel’s business relations experience, his law practice for 34 years and his longtime tenure as a Board member of the Bank, and his extensive knowledge of the Company’s market area, particularly Guam, well qualify him to serve on our Board.

Class III Directors

With terms expiring in 2020.

Joaquin P. L.G. Cook, age 39, is the interim President and Chief Executive Officer, Executive Vice President and Chief Sales & Service Officer of the Company and the Bank. He was appointed interim President and Chief Executive Officer effective May 1, 2018. He was appointed Executive Vice President and Chief Sales & Service Officer effective January 5, 2015, and, before that, he had been the Bank’s Compliance Department manager since 2011. He held several other positions within the Bank including Assistant Vice President, Branch Manager and Commercial Loan Officer. He started his career with the Bank in 2001 as a Management Trainee. He has been a director of the Company since it organized in 2011. He has been a director of the Bank since 2007. He is Secretary/Treasurer of Byerly & Cook Corp., a local company specializing in industrial coatings and auto accessories and a member of the management committee of IP&E Holdings, LLC, a local company that owns and operates the Shell franchise in Guam. He is currently the owner/member of Ignite LLC, dba Crust Pizzeria, a Guam-based restaurant, and a Director of ASC Trust LLC, a Guam company that focuses on retirement plan administration. He is a member of the Bank’s Trust, Executive, Asset Liability and Loan Committees and the Company’s Stock Purchase Plan Committee. Mr. Cook graduated from the Pacific Coast Banking School in 2011. He attended St. John’s School and received his Bachelor’s degree in Management Science from University of California, San Diego. He then obtained his Master’s Degree in Business Administration from the University of San Diego. Mr. Cook is the son of Lourdes A. Leon Guerrero. We believe that Mr. Cook’s banking experience and business relations experience and his extensive knowledge of the Company’s market area, particularly Guam, well qualify him to serve on our Board.

Joe T. San Agustin, age 87, has been a director since the Company organized in 2011 and has been a Bank director since 1975. Mr. San Agustin has served as the Company’s “financial expert” since 2005. He brings expertise in the financial services industry to the Board of Directors, including a deep understanding of the wealth and financial management business. He served approximately 4 years with the Government of Guam as Director of Budget and Management and over six years as the Director of Department of Administration, primarily responsible for the financial and accounting management of the Territorial Government of Guam. He served as a Senator for twenty years in the 14th through 23rd Guam Legislatures and held the Speaker position from the 20th through 22nd Guam Legislature. Further, his experience as a Senator, four years of which he served as the chairman of the Guam Legislature’s Ways and Means Committee and two years as Chairman of the Economic Committee, is important to our Board as he brings his deep knowledge of and connections to the community of Guam which is utilized to help develop the Company’s strategies. He is the Chairman of the Government of Guam Retirement Fund which manages over $1.6 billion for over 15,000 Government of Guam active and retired employees and survivors. He was formerly a member of the Guam Finance Commission, Chairman of the Government of Guam Fiscal Policy Committee and the former Administrator of BRAC, Government of Guam Steering Committee, Office of the Governor. Currently, he is a member of the Bank’s Executive and Loan Committees,  the Chairman of the Company’s and Bank’s Audit and Nominating and Governance Committees, and a member of the Bank’s and Company’s Compensation Committee. He also is a part-time Adjunct Instructor at the University of Guam since 1995, teaching government budgeting and financial policies. He earned a BA in business administration and a Master in Public Administration from George Washington University, Washington D.C.

We believe that Mr. San Agustin’s extensive experience in accounting and finance as the Chairman of the Government of Guam Retirement Fund as well as a member of the Finance Committee, his understanding of internal controls and procedures for financial reporting, his experience in heading the Bank’s Audit Committee, and his in depth knowledge of complex audit principles well qualifies him to serve on the Board and as the Audit Committee’s financial expert.

Martin D. Leon Guerrero, age 66, has been a Board member since the Company organized in 2011 and has been a member of the Bank Board since 1990. He is the Treasurer and Assistant Secretary of the Bank and the Company. He is also the Chairman of the Bank’s Trust Committee and the Vice-Chairman of the Bank’s and Company’s Audit Committee. He also serves as the Vice-Chairman of the Bank’s and Company’s Nominating and Governance Committee as well as a member of the Bank’s Loan, Asset Liability and Executive Committees. Mr. M. Leon Guerrero was the Secretary/Treasurer of Adztech & Public Relations, Inc., a public relations firm. He resigned from that position in 2012. We believe that Mr. M. Leon Guerrero’s media relations experience and his extensive knowledge of the Company’s market area, particularly Guam, well qualifies him to serve on our Board

Lourdes (Lou) A. Leon Guerrero, age 67, has been a Board member since the Company organized in 2011 and has been a member of the Bank Board since 1991 with a short absence of two years. She has been the President and Chief Executive Officer and Chair of the Board of Directors of the Company and the Bank since 2006. On March 26, 2018, the Board approved an unpaid leave of absence from the Company for Ms. Leon Guerrero, effective May 1, 2018, during which time it is anticipated that Ms. Leon Guerrero will run for Office of the Governor of Guam. During this leave of absence, she will continue to serve as Chair of the Board. She chairs the Bank Executive and Loan Committees and is a member of the Company’s Stock Purchase Plan Committee, and the Bank’s Trust and Asset Liability Committees. A former director of GTA Teleguam Holdings LLC, a publicly traded telecommunications company, she resigned from this position in early 2017. She is a former Senator of the Guam Legislature and held numerous leadership positions during her 10 year political term. She was voted Executive of the Year in 2010 by the business community. In 2009, she graduated from the Pacific Coast Banking School at the University of Washington, Washington State. She led the Bank’s management team and the Board in reaching over $1 billion dollars in assets in 2010 and maneuvered the Bank through the challenges of reorganizing the Bank into a bank holding company. She has strategically positioned the Company to expand and take opportunities that the Company believes will lead to greater success and profitability. Her high level of understanding of the Company and the Board’s roles and responsibilities developed during her long tenure on the Bank’s Board of Directors, as well as  her extensive leadership experience in organizational, administrative management, and political/community affairs as a Senator and in the Guam medical community, well qualify her to serve as Chair of the Board.

Other Executive Officers

Francisco M. Atalig, age 67, joined Bank of Guam in 1992 as Vice President and Operations Administrator. In 2007 he was appointed Senior Vice President and Chief Financial Officer, and after the Company organized in 2011 was further appointed to the same positions for the Company. He has over 47 years of banking experience including 21 years in CitiBank as the Country Credit Officer, the Senior Country Operations and the Senior Financial Management Officer.

Family Relationships

Joaquin P. L.G. Cook is the son of Lourdes A. Leon Guerrero.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who own more than 10% of the Company’s common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock of the Company. Directors, officers, and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2017, all Section 16(a) filing requirements applicable to its directors, officers, and 10% shareholders have been met on a timely basis, with the exception of director and officer William D. Leon Guerrero for a single transaction reported on the Form 4 filed on November 28, 2017. The late filing was as a result of internal notification processes.

Audit Committee

The Company has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)A of the Exchange Act. Each member of the Audit Committee has been determined to be an independent director, in accordance with the independence standards of the NASDAQ Stock Market and the SEC Rules and Regulations applicable to audit committees. The Board of Directors has determined that the Chairman of the Audit Committee, Joe T. San Agustin, qualifies as an “audit committee financial expert.” Mr. San Agustin is “independent” as that term is defined in the NASDAQ Stock Market Rule 5605(a)(2) and SEC rules and regulations.

2018 Annual Meeting of Shareholders

The Company’s Board of Directors has determined that the 2018 Annual Meeting of Shareholders will be held on Tuesday, September 4, 2018 at 7:00 p.m. local time. The Board has established the close of business on June 19, 2018, as the record date for the determination of shareholders who are entitled to receive notice of and to vote at the 2018 Annual Meeting.

Director Nomination Process and Shareholder Proposals

Because the 2018 Annual Meeting of Shareholders will be held more than 30 days from the anniversary date of the Company's last annual meeting of stockholders, the deadlines for stockholder proposals and director nominations for consideration at the 2018 Annual Meeting of Shareholders set forth in the our definitive proxy statement filed with the SEC on April 17, 2017, no longer apply. If a shareholder of the Company intends to nominate a person for election to the Board pursuant to the Company's bylaws or to propose other business for consideration at the 2018 Annual Meeting of Shareholders, including any proposal made pursuant to Rule 14a-8 under the Exchange Act, the deadline for submitting the notice of such nomination or stockholder proposal, is the close of business on July 9, 2018.

Code of Ethics

The Company has adopted a written Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to all employees, officers and directors of the Company as well as any subsidiary company officers that are executive officers of the Company. The Code of Ethics is available on the Company’s website at www.bankofguam.com and print copies are available to any shareholder that requests a copy. Stockholders may request a copy by writing to Corporate Secretary, BankGuam Holding Company, P.O. Box BW, Hagåtña, Guam 96910. Any amendments to the Code of Ethics, or waivers of these policies, to the extent applicable to the Chief Executive Officer, the Chief Financial Officer, the principal accounting officer or the controller, will be disclosed on the Company’s website promptly following the date of such amendment or waiver, as applicable. Information on the Company’s website does not form a part of this Annual Report.

ITEM 11.	Executive Compensation

The individuals who served as the Company’s and the Bank’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer during fiscal year 2017 are referred to as the “named executive officers.”

Summary Compensation Table

The following table sets forth compensation for services in all capacities to the Bank for the fiscal years ended December 31, 2017 and 2016 of the named executive officers.

Name and Position	Year	Salary	Non-Equity Incentive Compensation	Stock Awards	All Other Compensation		Total
Lourdes A. Leon Guerrero	2017	$317,327	$172,336	$-	$93,233	(1)	$582,896
President, Chief Executive Officer, Chair of the Board	2016	$320,786	$234,786	$-	$98,353		$653,925

William D. Leon Guerrero	2017	$266,417	$130,163	$-	$132,761	(2)	$529,341
Executive Vice President, Chief Operating Officer	2016	$269,462	$172,641	$-	$131,027		$573,130

Francisco A. Atalig	2017	$209,157	$76,251	$-	$46,280	(3)	$331,688
Senior Vice President, Chief Financial Officer	2016	$187,188	$77,626	$-	$42,969		$307,783
(1)

In accordance with the provisions of the L. Leon Guerrero Employment Agreement (as defined below), this amount includes payments or reimbursements to Ms. L. Leon Guerrero for medical and dental insurance premiums pursuant to the L. Leon Guerrero Employment Agreement of $15,262, payments of her utilities of her primary residence and for the use of an automobile and related operating expenses. Ms. L. Leon Guerrero was also paid $46,000 in Board and Committee fees. Ms. L. Leon Guerrero did not receive any equity awards as compensation as a director. The Bank also paid Ms. L. Leon Guerrero for her spouse’s airfare to accompany her on Bank related functions in 2017.

(2)

In accordance with the provisions of the W. Leon Guerrero Employment Agreement (as defined below), this amount includes payments or reimbursements to Mr. W. Leon Guerrero for medical and dental insurance premiums pursuant to the W. Leon Guerrero Employment Agreement of $42,470, for payments of his utilities of his primary residence and for the use of an automobile and related operating expenses. Mr. W. Leon Guerrero was also paid $46,250 in Board and Committee fees. On April 28, 2003, the Board of Directors authorized the payment of a companion airline ticket to allow a family member to accompany the President or the Executive Vice President for off-island medical purposes. The Bank paid for off-island medical travel for Mr. W. Leon Guerrero. During such trips Mr. W. Leon Guerrero also conducted business for the Bank. The Bank paid Mr. W. Leon Guerrero for his spouse’s airfare to accompany him on Bank related functions in 2017.

(3)

In accordance with the provisions the Atalig Employment Agreement (as defined below), this amount includes payments or reimbursements to Mr. Atalig for medical and dental insurance premiums pursuant to the Atalig Employment Agreement of $22,814 and Board fees in the amount of $14,000 for 2017.

Employee’s 401(k) Retirement Savings Plan

The Bank has an employee benefit plan called the Bank of Guam Employee 401(k) Retirement Savings Plan (the “401(k) Plan”). For 2017, employees who met certain eligibility requirements based on length and amount of service could voluntarily contribute up to a maximum of $18,000 to the 401(k) Plan. Employees who are 50 or older could elect to defer an additional $6,000 on top of the $18,000 for a maximum contribution of $24,000 per year. The Bank made contributions equal to 100% of employee’s salary deferrals that did not exceed 1% of employee’s compensation, plus 50% of employee’s salary deferrals that exceeded 1% but were less than 5% of employee’s compensation. Employees’ rights to the Bank's contribution vest at the rate of 20% per annum, with 100% vesting after two years participation in the 401(k) Plan, or upon death or permanent disability. Employees may direct the investment of their 401(k) Plan accounts as set forth in the 401(k) Plan. Payments at retirement are based on the amount each employee contributed each year, the amount matched by the Bank and the performance success of the investments chosen by the employee. All eligible employees were automatically enrolled in the 401(k) Plan unless the employee actively opted out of participation in the 401(k) Plan. Lourdes A. Leon Guerrero, William D. Leon Guerrero and Francisco M. Atalig were eligible to participate in the 401(k) Plan and did not opt out of the 401(k) Plan.

Long Term Incentive Program

On January 10, 1989, the Bank shareholders approved, and the Company assumed after it organized in 2011, a Tandem Phantom Stock Unit/Stock Option plan authorizing the Board of Directors to enter into employment agreements with certain executive officers allowing them to defer up to $100,000 of their annual incentive bonuses and granting such officers, in lieu of cash, fully vested phantom stock units paying dividend equivalents, such phantom stock units to equal the value of the amount deferred, coupled with options to purchase three shares of common stock of the Bank for each one Phantom Stock Unit granted (the “Tandem Phantom Stock Unit/Stock Option”). The Board has entered into employment agreements with William D. Leon Guerrero and Lourdes A. Leon Guerrero which grant them the right to (1) hold both the phantom stock units and the stock options and receive on each Phantom Stock Unit an amount equivalent to the dividend paid on each share of Common Stock (the “Dividend Equivalent”), or (2) tender their phantom stock units to the Bank for purchase by the Bank at the then fair market value, or (3) exercise their stock options. Upon tender by the holder of the holder’s phantom stock units for cash, the holder will forfeit his or her rights to the stock options; or, upon exercise of the holder’s stock options, the holder will forfeit his or her rights to the phantom stock units (and the Dividend Equivalents). The Board of Directors has not deferred an annual incentive bonus under the Tandem Phantom Stock Unit/Stock Option Plan for the years 2017 or 2016.

Employee Service Award Plan

The Company maintains an Employee Stock Service Award Plan that rewards all employees of the Company and the Bank for their time and service. After employment for five consecutive years, the employee is awarded 50 shares of the Company’s common stock. Shares are again awarded every fifth consecutive year thereafter in increasing increments of shares as follows: 100 shares after 10 years, 300 shares after 15 years, 500 shares after 20 years, 750 shares after 25 years, 1,200 after 30 years, and 2,000 shares after 35 years. On January 1, 2012, this Plan was amended to provide the employee the option to choose the same amount of Company shares or cash up to the equivalent of such Company shares. In May 2015, the Plan was further amended to include 2,500 shares after 40 years of service. The named executive officers did not receive any stock awards under this plan for 2017 and 2016.

Supplemental Executive Retirement Plans

In 2013, the Bank Board approved entry into supplemental executive retirement agreements (“SERPs”) with the named executive officers. The SERPs were implemented to help build and retain key Bank employees at the level of Vice President and up, including the named executive officers. Under the terms of the plan, differing death, disability, change in control, and post-employment/retirement benefits are provided to each of the key employees. Pursuant to the plan, agreements were entered into between the Bank and each of the key employees including the named executive officers. By defining and increasing, over each employee’s term of employment, the amounts each employee will receive upon the occurrence of certain specified events, including retirement on or after 10 years after the SERP was entered, each employee has been provided what the Board believes to be a reasonable incentive to remain with the Bank until retirement. While several provisions have been included which will serve to reduce the overall amounts payable, the agreements are expected to provide a maximum annual benefit payment at retirement for a period of 15 years in the amount of $150,000 to Lourdes A. Leon Guerrero, $100,000 to William D. Leon Guerrero, and $50,000 to Francisco M. Atalig.

In the event a participant terminates employment as a result of an early voluntary termination, change in control, early involuntary termination, or disability, his or her monthly payments or lump sum amounts will be based on annual benefit levels determined in accordance with a formula set forth in each participant's SERP that results in benefit amounts that increase over the participant's period of continued service, but not above the normal retirement benefit. No benefits are payable to the named executive officers if the named executive officer is terminated for cause.

In the event of the named executive’s early voluntary retirement, the Bank is obligated to pay out the annual benefit multiplied by 0% if voluntary retirement occurs within the first five years, 50% if within the sixth year, 60% if within the seventh year, 70% if within the eighth year, 80% if within the ninth year, 90% within the tenth year and 100% after 10 years. There are no vested accrual balances as of December 31, 2017, for the named executive officers.

In the event of a change in control, the Bank is obligated to pay within 60 days of separation 100% of the accrual balance, as defined in the SERP agreement. If the change in control occurred on December 31, 2017, the amounts to be paid were:  $958,443 to Lourdes A. Leon Guerrero, $638,962 to William D. Leon Guerrero, and $319,481 to Francisco M. Atalig.

In the event of a named executive officer’s disability, the Bank is obligated to pay in 180 monthly payments 100% of the accrual balance, as defined in the SERP agreement. The agreements are expected to begin paying out at the executive’s normal retirement date when defined in the SERP agreement on the first day of the month following determination of disability. The annual benefit payment under this scenario is as follows:  $63,896 to Lourdes A. Leon Guerrero, $42,597 to William D. Leon Guerrero, and $21,299 to Francisco M. Atalig.

In the event of a named executive officer’s death, the Bank is obligated to pay within 60 days of the participant’s death 100% of the accrual balance, as defined in the SERP agreement. For example, if the death occurred on December 31, 2017, the amounts paid would be:  $958,443 to Lourdes A. Leon Guerrero, $638,962 to William D. Leon Guerrero, and $319,481 to Francisco M. Atalig.

To comply with Internal Revenue Code Section 409A, generally, named executive officers are not eligible to commence receipt of benefits until six months after termination of employment.

Survivor Income Plan

The Bank Board also approved entry into a survivor income plan (“SIP”) for the named executive officers of the Bank in 2017. The SIP was implemented to help recruit, reward and retain key executives. Upon a participating executive officer’s death while employed by the Bank, the Bank will pay a death benefit to the executive officer’s beneficiary in the amount of $1,060,606.

Employee Stock Purchase Plan

The Bank of Guam 2011 Employee Stock Purchase Plan (the “2011 Plan”) was adopted by the Bank’s Board of Directors and approved by the Bank’s shareholders in May 2, 2011, and subsequently adopted by the Company after it organized in 2011. The 2011 Plan is open to all employees of the Company and the Bank who have met certain eligibility requirements.

Under the 2011 Plan, eligible employees can purchase, through payroll deductions, shares of common stock at a discount. The right to purchase stock is granted to eligible employees during a period of time that is established from time to time by the Board of Directors of the Company. Eligible employees cannot accrue the right to purchase more than $25,000 worth of stock, as valued at the beginning of each offer period. Eligible employees also may not purchase more than 1,500 shares of stock under any one offer period. The shares are purchased at 85% of the value of the stock price on the enrollment date or purchase date, whichever is less.

Outstanding Equity Awards at Fiscal Year End

The named executive officers had no outstanding equity awards as of December 31, 2017.

Employment Agreements

The Bank has entered into employment agreements with Lourdes A. Leon Guerrero, William D. Leon Guerrero and Francisco M. Atalig. The initial terms are for five years and are subject to renegotiation upon expiration. Each agreement specifies the compensation, benefits, duties and responsibilities of each named executive officer during the term of his employment.

Chair of the Board and Chief Executive Officer. On May 1, 2013, Lourdes A. Leon Guerrero entered into an Employment Agreement, effective January 1, 2013, with the Bank to act as the President and Chief Executive Officer of the Bank, to expire December 31, 2017 (the “L. Leon Guerrero Employment Agreement”). On December 29, 2017, the Board of Directors of the Bank agreed to extend the termination date of the L. Leon Guerrero Employment Agreement until April 30, 2018. On March 26, 2018, the Board of Directors of the Bank (1) agreed to extend the termination date of the L. Leon Guerrero Employment Agreement to December 31, 2018 and (2) approved an unpaid leave of absence from the Company as President and Chief Executive Officer for Ms. Leon Guerrero, effective May 1, 2018, during which time it is anticipated that Ms. Leon Guerrero will run for Office of the Governor of Guam.

The L. Leon Guerrero Employment Agreement provides for, among other things, the payment of an annual base salary of $300,000, with annual CPI adjustments. The L. Leon Guerrero Employment Agreement provides for an incentive bonus equal to 2% of the net profits after taxes of the Bank or $200,000 whichever is less, payable in capital stock of the Bank or in cash or a combination thereof. The incentive bonus shall be reduced by 5% to 100% if the Bank does not meet certain objectives, which are set forth in the L. Leon Guerrero Employment Agreement, as measured by return on assets, return on equity, Federal Deposit Insurance Corporation ratings, level of adversely classified assets or the Bank’s efficiency performance. Lourdes A. Leon Guerrero also receives certain personal benefits which include (a) a group term life insurance policy in the amount of $700,000 maintained by the Bank, (b) use of an automobile and compensation for operating expenses, (c) certain memberships and personal benefits, (d) the right to participate in the Bank's group health insurance, accident insurance and disability insurance plans, and (e) a life insurance policy, at the Bank’s sole expense and cost, in the sum of $500,000. Upon disability, Ms. Leon Guerrero would receive her base salary adjusted for CPI increases, together with all incentive bonuses, for the remainder of the term of her L. Leon Guerrero Employment Agreement. The L. Leon Guerrero Employment Agreement also provides for the executive to receive her incentive bonus in the form of Tandem Phantom Stock Units/Stock Options rather than cash. The L. Leon Guerrero Employment Agreement also includes a Survivor Income Plan with a death benefit of $1,060,606 and a Supplemental Executive Retirement Plan (“SERP”) which pays out for a period of 15 years the amount of $150,000 per annum after 10 years from the date of SERP contract, at the Bank’s sole expense and cost, which benefit is generally made available to the Bank’s executive employees.

Executive Vice President and Chief Operating Officer. On June 27, 2013, William D. Leon Guerrero entered into an Employment Agreement, effective June 1, 2013, with the Bank to act as Executive Vice President and Chief Operating Officer of the Bank, to

expire May 31, 2018 (the “W. Leon Guerrero Employment Agreement”). On May 29, 2018, Mr. Leon Guerrero entered into an agreement to extend the W. Leon Guerrero Employment Agreement through December 31, 2018. The W. Leon Guerrero Employment Agreement provides for, among other things, the payment of an annual base salary of $252,000 with annual CPI adjustments. The W. Leon Guerrero Employment Agreement provides for an incentive bonus equal to 1.75% of the net profits after taxes of the Bank or $150,000, whichever is less, payable in the capital stock of the Bank or in cash or combination thereof. The incentive bonus shall be reduced by 5% to 100% if the Bank does not meet certain objectives, which are set forth in the W. Leon Guerrero Employment Agreement, as measured by return on assets, return on equity, Federal Deposit Insurance Corporation ratings, level of adversely classified assets or the Bank’s efficiency performance. Mr. Leon Guerrero also receives certain other personal benefits including (a) a group term life insurance policy in the amount of $700,000 maintained by the Bank, (b) use of an automobile and compensation for operating expenses, (c) certain memberships and personal benefits, (d) the right to participate in the Bank's group health insurance, accident insurance and disability insurance plans, and (e) a life insurance policy, at the Bank’s sole expense and cost, in the sum of $500,000. Upon disability, Mr. Leon Guerrero would receive his base salary, adjusted for the CPI increases, together with all incentive bonuses for the remainder of the term of the Employment Agreement. The W. Leon Guerrero Employment Agreement also provides for the executive to receive his incentive bonus in the form of Tandem Phantom Stock Units/Stock Options under the terms and conditions set forth above. The W. Leon Guerrero Employment Agreement additionally includes a Survivor Income Plan with a death benefit of $1,060,606 and a SERP which pays out for a period of 15 years the amount of $100,000 per annum after 10 years from the date of SERP contract, at the Bank’s sole expense and cost, which benefit is generally made available to the Bank’s executive employees.

Senior Vice President and Chief Financial Officer. On January 11, 2017, Francisco M. Atalig, the Senior Vice President and Chief Financial Officer, entered into an Employment Agreement with the Company’s sole subsidiary, Bank of Guam, to continue to act as the Senior Vice President and Chief Financial Officer of the Bank, effective January 1, 2017, to expire December 31, 2021, (the “Atalig Employment Agreement”). The Atalig Employment Agreement provides for, among other things, the payment of an annual base salary of $201,000 with annual CPI adjustments. The Atalig Employment Agreement also provides for an incentive bonus equal to 1.00% of the net profits after taxes of the Bank, payable in the capital stock of the Bank or in cash or combination thereof. The incentive bonus shall be reduced by 5% to 100% if the Bank does not meet certain objectives, which are set forth in the Employment Agreement, as measured by return on assets, return on equity, Federal Deposit Insurance Corporation ratings, level of adversely classified assets or the Bank’s efficiency performance. Mr. Atalig also receives certain other personal benefits including (a) a group term life insurance policy in the amount of $700,000 maintained by the Bank, and (b) the right to participate in the Bank's group health insurance, accident insurance and disability insurance plans. Upon disability, Mr. Atalig would receive his base salary, adjusted for the CPI increases, together with all incentive bonuses for the remainder of the term of the Employment Agreement. The Atalig Employment Agreement also includes a Survivor Income Plan with a death benefit of $1,060,606 and a SERP which pays out for a period of 15 years the amount of $50,000 per annum after 10 years from the date of SERP contract, at the Bank’s sole expense and cost, which benefit is generally made available to the Bank’s executive employees.

Director Compensation

The Company and the Bank use cash compensation to attract and retain qualified candidates to serve on its Board of Directors. In setting director compensation, the Company and the Bank considers the significant amount of time that directors expend in fulfilling their duties as well as the skill-level required as a member of the Board of Directors. Presently, with the exception of the Company Stock Purchase Plan Committee, directors of the Company receive no compensation for any Board or Committee meeting attended. Bank directors are paid an attendance fee of $2,000 for each Bank Board meeting attended. Bank Board members are also paid $250 for each committee meeting attended, with the Chairman of the Bank Audit and Bank Trust Committee being paid $300 per meeting. The Company pays each member of the Stock Purchase Plan Committee a fee of $250 for each meeting attended.

The following table sets forth certain information regarding the compensation earned by or awarded to each non-employee director, and the two employee directors, Joaquin P. L.G. Cook, who is the Executive Vice President and Chief Sales & Service Officer of the Bank and is currently serving as our Interim President and Chief Executive Officer; and Keven F. Camacho, who is the Vice President and Chief Lending Officer, all of whom served on the Board of Directors in 2017. No outside director received perquisites or other personal benefits with a total value exceeding $10,000 during 2017. Compensation paid to Lourdes A. Leon Guerrero and William D. Leon Guerrero for their service as directors is reported in the Summary Compensation Table.

Name	Fees Earned or Paid in Cash	Stock Awards	Total
Roger P. Crouthamel	$40,350	$-	$40,350
Martin D. Leon Guerrero	$52,750	$-	$52,750
Mark J. Sablan	$37,250	$-	$37,250
Keven F. Camacho	$45,500	$-	$45,500
Joaquin P. L. G. Cook	$44,750	$-	$44,750
Patricia P. Ada	$34,250	$-	$34,250
Frances L. G. Borja	$26,750	$-	$26,750
Joe T. San Agustin	$50,050	$-	$50,050
Joseph M. Crisostomo	$34,500	$-	$34,500

Survivor Income Plan and Group Polices

In 2011, the Bank Board approved entry into a survivor income plan (“SIP”) for Bank directors meeting certain age requirements. The SIP was implemented to help recruit, reward and retain key executives and directors. Under the SIP, upon a participating director’s death while serving on the Board, the Bank will pay a death benefit to the director’s beneficiary in the amount of $303,030.

The Bank Board members are also enrolled in the Bank’s group life insurance and some are enrolled in the group health and dental insurance. The group policies are made available on the same basis as all Bank employees.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

BENEFICIAL OWNERSHIP OF COMMON STOCK

Principal Shareholders

The following table sets forth information with respect to the beneficial ownership of common stock as of May 31, 2018, by those persons known to the Company to be the beneficial owners of more than five percent of the outstanding voting common stock of the Company:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership[1]	Percent of Class
Lourdes A. Leon Guerrero P.O. Box BW Hagåtña, Guam 96932	3,888,0212 3	40.35%
Eugenia A. Leon Guerrero P.O. Box BW Hagåtña, Guam 96932	1,784,114 [3]	18.52%
The Marciano Vega Pangilinan & Guadalupe U. T. Pangilinan Foundation Trust P.O. Box 101 Hagåtña, Guam 96932	536,868 [4]	5.57%
(1)	Beneficial ownership for purposes of this table is determined according to Rule 13d-3 of the Securities Exchange Act of 1934.
(2)

Includes 3,888,021 shares of common stock which are subject to a Voting Trust Agreement, dated as of November 29, 2013, (the “VTA”), among certain shareholders, including Lourdes A. Leon Guerrero (as the “Trustee”). Under the VTA, the parties agreed to grant the Trustee certain powers and rights with respect to shares of common stock of the Company owned by the parties. The VTA provides, among other things, that the Trustee has the power and discretion to vote, consent to or take any shareholder action of any kind concerning the Company. The VTA limits this right by (1) requiring that in selecting any nominee or proxy, the Trustee must select a nominee or proxy who is either a shareholder, director or officer of the Issuer; (2) providing that a majority of the Shares held by the parties may advise the Trustee in writing that the Trustee is not authorized to take a proposed vote, consent or action; and (3) requiring that if any parties or Permitted Transferees (as defined in the VTA) of the parties are nominees for director of the Issuer, the Trustee shall vote the shares in favor of such nominees. The VTA terminates on December 31, 2040. Also includes 83,288 shares of common stock of which Ms. Leon Guerrero may be deemed the beneficial owner, which are subject to the VTA. Of the 83,288 shares of common stock, (i) 49,639 shares are held directly; (ii) 4,800 shares are held in trusts for the benefit of Ms. Leon Guerrero’s children; (iii) 22,243 shares are held by Ms. Leon Guerrero and her husband as joint tenants; and (iv) 6,606 shares are held by Ms. Leon Guerrero as custodian for the benefit of her grandchildren. Ms. Leon Guerrero disclaims beneficial ownership of the securities described above except to the extent of her pecuniary interest therein.

(3)

Includes (i) 1,784,114 shares held by The Jesus S. Leon Guerrero Family Trust dated December 14, 2000, of which Ms. Leon Guerrero is trustee; and (ii) 10,700 shares held directly. Ms. Leon Guerrero is a party to the VTA, and the 1,773,414 shares held in The Jesus S. Leon Guerrero Family Trust are subject to it. Ms. Leon Guerrero disclaims beneficial ownership of the securities described above except to the extent of her pecuniary interest therein.

(4)	All shares owned by The Marciano Vega Pangilinan & Guadalupe U. T. Pangilinan Foundation Trust

Directors and Executive Officers

The following table sets forth information with respect to the beneficial ownership of common stock as of May 31, 2018, for each director/nominee, named executive officer and directors and executive officers as a group:

Name of Beneficial Owner	Relationship with Company	Amount and Nature[1] of Beneficial Ownership		Percent of Class
Patricia P. Ada	Director	51,328	[2]	*
Frances L.G. Borja	Director	32,798		*
Keven F. Camacho	Director and Vice President and Chief Lending Officer	5,746		*
Joseph M. Crisostomo	Director	15,140	[3]	*
Joaquin P.L.G. Cook	Director and Interim President and Chief Executive Officer, Executive Vice President and Chief Sales & Service Officer	6,591	[4]	*
Roger P. Crouthamel	Director	458,936	[5]	4.76%
Martin D. Leon Guerrero	Director	87,774	[6]	*
William D. Leon Guerrero	Executive Vice President and Chief Operating Officer and Vice Chairman of the Board	76,413	[8]	*
Mark J. Sablan	Director	3,987	[9]	*
Joe T. San Agustin	Director	3,982	[10]	*
Lourdes A. Leon Guerrero	President and Chief Executive Officer and Chair of the Board[11]	3,888,021	[7]	40.35%
Francisco M. Atalig	Senior Vice President and Chief Financial Officer	1,952		*
All Directors and Executive Officers as a Group (12 persons)		4,430,362	[12]	45.11%

  *  denotes less than 1%

(1)

Unless otherwise noted in the following footnotes, the listed beneficial owner has sole voting and investment power. Beneficial ownership for purposes of this table is determined according to Rule 13d-3 of the Securities Exchange Act of 1934.

(2)27,546 shares of Patricia P. Ada are subject to the VTA.

(3)	All shares owned by Mr. Crisostomo and Joyce Q. Crisostomo as joint tenants.
(4)	Includes (i) 5,541 shares held directly and (ii) 1,050 shares held by Joaquin P. L.G. Cook as custodian for his children.
(5)

Includes (i) 405,770 shares as a trustee of The Crouthamel Family Trust; and (ii) 53,166 shares as trustee for The John Kerr Grandchildren’s Trust dated May 30, 1990. Mr. Crouthamel disclaims beneficial ownership of the securities described above except to the extent of his pecuniary interest therein.

(6)

Includes (i) 8,444 shares held directly by Mr. M. Leon Guerrero and (ii) 78,830 shares owned by Mr. M. Guerrero and Barbara B.B. Leon Guerrero as joint tenants. All shares of the foregoing are subject to the VTA.

(7)	Shares are subject to the VTA. See footnote 2 under Principal Shareholders table above.
(8)

Includes (i) 2,520 shares held by Mrs. Zita Leon Guerrero, Mr. W. Leon Guerrero’s wife; (ii) 3,968 shares held directly by Mr. W. Leon Guerrero; and (iii) 69,925 shares held by Mr. W. Leon Guerrero and his wife as joint tenants. All shares of the foregoing are subject to the VTA.

(9)	Includes (i) 1,703 shares held directly; (ii) 1,384 shares held by Mr. Sablan and Caroline H. Sablan, Mr. Sablan’s wife; and (iii) 900 shares held by Mrs. Sablan.
(10)

Includes (i) 329 shares held directly; (ii) 820 shares held indirectly through an IRA; and (iii) 2,833 shares held by Mr. San Agustin and Carmen S. San Agustin as joint tenants. All shares of the foregoing are subject to the VTA.

(11)

On March 26, 2018, the Board approved an unpaid leave of absence from the Company for Ms. Leon Guerrero, effective May 1, 2018, during which time it is anticipated that Ms. Leon Guerrero will run for Office of the Governor of Guam. During her absence, Mr. Joaquin P.L.G. Cook will serve as Interim President and Chief Executive Officer, Executive Vice President and Chief Sales & Service Officer of the Company.
(12)

This number includes shares held by shareholders who are not directors or executive officers of the Company but as a result of the VTA, Ms. L. Leon Guerrero, as the Trustee, has authority to vote their shares. For additional information see footnote 2 under the Principal Shareholders table above. To arrive at this number, shares held by the directors listed above who are members of the Voting Trust were not included in the total of the above All Directors and Executive Officers as a Group, as their share amounts were already included in the amount of shares represented in Ms. L. Leon Guerrero’s total shares of 3,888,021 as the Trustee under the VTA.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

Transactions with Related Persons

The Company’s Code of Ethics provides that personal interests of directors, officers and employees of the Company must not interfere with, or appear to interfere with, the interests of the Company. Directors, officers and employees of the Company may not compete with the Company or disadvantage the Company by taking for personal gain corporate opportunities or engage in any action that creates actual or apparent conflicts of interest with the Company. Any director or officer involved in a transaction with the Company or that has an interest or a relationship that reasonably could be expected to give rise to a conflict of interest must report the matter promptly to the Audit Committee, which is responsible for determining if the particular situation is acceptable.

The Company does not have a formal policy regarding the review, approval or ratification of related party transactions. As transactions are reported, however, the Board considers any related party transactions on a case-by-case basis to determine whether the transaction or arrangement was undertaken in the ordinary course of business and whether the terms of the transaction are no less favorable to the Company than terms that could have been reached with an unrelated party. If any member of the Board is interested in the transaction, that member will recuse himself from the discussion and decision on the transaction.

As disclosed under the heading “Family Relationships,” Joaquin P.L.G. Cook, Interim President and Chief Executive Officer, Executive Vice President and Chief Sales & Service Officer of the Company, is the son of Lourdes A. Leon Guerrero, who is on a leave of absence from her position as President and Chief Executive Officer of the Company, effective May 1, 2018, the date on which Mr. Cook became Interim President and Chief Executive Officer. In fiscal 2017, Mr. Cook received total compensation of $320,812, and he received total compensation of $335,804 in fiscal 2016.

The following are related party transactions involving the Company’s subsidiary relative to lease agreements that have been in existence for over 10 years for two branches of the Bank. The Company believes that the lease agreements are advantageous and believes the terms are fair and reasonable to the Company. Moreover, the amounts related to such transactions do not exceed the amount allowable under NASDAQ Stock Market Rule 5605(a)(2) and SEC rules and regulations to consider any of the related persons noted below as not being independent.

The Bank is leasing office spaces in the Yigo Town Center for its Yigo Branch and Ada Plaza Center for its Project Management office (PMO) from Ada’s Trust & Investment Inc. (“Ada’s Trust”). Patricia P. Ada is a director for the Bank and the General Manager, Board Secretary and Assistant Treasurer for Ada’s Trust. The Bank's ten-year lease for the 4000 square foot Yigo Branch began on December 1, 1996, and the two-year lease for the 2,000 square foot PMO office began May 15, 2016. The Bank has four options to renew the Yigo branch lease for five years each. There are no renewal options for the PMO lease. During fiscal year 2017, the Bank paid Ada’s Trust $164,548 for rent. During the five-year and two-year lease term, respectively, total lease payments should equal approximately $736,940. The members of the Board other than Ms. Ada determined that these lease transaction are beneficial to the Bank and the Company and the terms of the transactions are fair to the Bank and the Company. Assuming that such terms continue to be fair and competitive, the Bank anticipates that it may exercise one or more of its final options to renew the Yigo branch lease.

The Bank is leasing office space in the Macheche Plaza Shopping Center for its Dededo Branch from Macheche Plaza Development (“Macheche”). Roger P. Crouthamel is a director and Corporate Secretary of the Company and a Managing Partner of and owns a 27% interest in Macheche. The John Kerr Grandchildren’s Trust also has a 15% interest in Macheche. Roger P. Crouthamel is the Trustee for The John Kerr Grandchildren’s Trust. The Bank's ten-year lease for the 5,574 square foot Dededo Branch began on March 30, 1990. The lease was renegotiated in 1999 to lower the rent and extend the lease for twelve years commencing June 1, 1999. The Bank has two options to renew the lease for five years each. The lease automatically renews for five years provided the Bank does not give the landlord a notice of termination 180 days prior to the termination date. The Bank has not provided the landlord with a notice of termination. During fiscal year 2017, the Bank paid Macheche Development $164,488 for rent and $45,300 for common area maintenance. During the ten-year lease term the total lease payments should equal approximately $2,143,760. The members of the Board other than Mr. Crouthamel determined that this lease transaction is beneficial to the Bank and the Company and the terms of the transaction are fair to the Bank and the Company. The Bank anticipates that it may exercise the options to renew the lease if it determines that such renewal is in the best interest of the Bank.

Additionally, the Bank has had and expects to have banking transactions in the ordinary course of business with many of the directors and executive officers of the Bank (and their associates), on substantially the same terms (including interest rates, collateral and repayment terms) as those prevailing at the time for comparable loans with persons not related to the Company. During 2017, no loan to any director or executive officer of the Company (or their associates) involved more than the normal risk of collectability or presented other unfavorable features.

Loans made by the Bank to directors and executive officers are subject to the requirements of Regulation O of the Board of Governors of the Federal Reserve System. Regulation O requires, among other things, prior approval of the Board of Directors with any “interested” director not participating and dollar limitations on amounts of certain loans, and prohibits any favorable treatment being extended to any director or executive officer in any of the Bank’s lending matters. To the best knowledge of the Company, Regulation O has been complied with in its entirety.

Director Independence

For the fiscal year 2017, the Board of Directors has determined that Lourdes A. Leon Guerrero, the Chair of our Board of Directors and President and Chief Executive Officer and who, effective May 1, 2018, has taken a temporary, unpaid leave of absence from her position as President and Chief Executive Officer; William D. Leon Guerrero, our Company Executive Vice President and Chief Operating Officer; Joaquin P.L.G. Cook, Board member, Executive Vice President and Chief Sales & Service Officer, as well as interim President and Chief Executive Officer during Ms. Leon Guerrero’s leave of absence; and Keven F. Camacho, Vice President and Chief Lending Officer, would not be considered “independent directors” as that term is defined in the listing standards of the NASDAQ Stock Market and SEC rules and regulations. The Board of Directors has determined that all of the other seven directors are “independent directors” as that term is defined in the listing standards of the NASDAQ Stock Market and SEC rules and regulations. Such independence definition includes a series of objective tests, including that the director is not an employee of the Company and has not engaged in various types of business dealings with the Company. In addition, as further required by the NASDAQ Stock Market listing standards and SEC rules and regulations, the Board of Directors has made a subjective determination as to each independent director that no relationships exist which, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. See additional discussion under the section entitled Transactions with Related Persons.

ITEM 14.	Principal Accountant Fees and Services

Audit Fees

Following are disclosures regarding the fees billed by Squar Milner during 2017 and 2016. It is the policy of the Audit Committee that all engagements for auditing services, and non-audit services be preapproved by the Audit Committee. The preapproval includes a review of the services to be undertaken and the estimated fees that will be incurred. The Audit Committee has considered whether the provision of non-audit services by the Public Accountants is compatible with maintaining auditor independence.

Squar Milner performed the following services for the Company relating to the year ended December 31, 2017 and 2016:

Audit Services.

The audit services rendered by Squar Milner consisted of audits of the consolidated financial statements for the years ended December 31, 2017 and 2016, and, in connection therewith, their reviews of the Company’s Annual Report on Form 10-K during the years ended December 31, 2017 and 2016, and the Company’s quarterly reports on Form 10-Q during the year ended December 31, 2016.

Audit Related Services.

Audit related services rendered by Squar Milner in 2017 and 2016 consisted of services in connection with the Company’s statutory reviews of the December 31, 2017 and 2016, financial statements for the Republic of Palau Branch, Commonwealth of the Northern Mariana Islands Branch, Republic of the Marshall Islands Branch and the Federated States of Micronesia Branch.

Tax Services.

Squar Milner did not render any tax services to us during 2017 and 2016.

The following table sets forth the aggregate fees billed by Squar Milner for the services it rendered to us in 2017 and 2016, inclusive of out of pocket expenses.

	2017(1)	2016
Audit Fees	$424,600	$442,311
Audit Related Fees	$-	$20,000
Tax Fees	$-	$-
All Other Fees	$-	$-
(1)

The amount reported here reflects only the fees charged by Squar Milner in connection with fiscal 2017. As reported above, Crowe Horwath was engaged by the Company as its auditor from April 7, 2017, through April 12, 2018. During its engagement, Crowe Horwath did not issue an audit report on the Company’s financials for fiscal 2017.

Pre-approval of Services by Principal Accountant

The Audit Committee will consider annually and, if appropriate, approve audit services by its principal accountant. In addition, the Audit Committee will consider and, if appropriate, pre-approve certain defined audit and non-audit services. The Audit Committee will also consider on a case-by-case basis and, if appropriate, approve specific engagements.

The Audit Committee pre-approved all audit fees of Squar Milner during fiscal year 2017 and 2016.

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

(b) Exhibits

Incorporated by Reference

Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
2.01	Agreement and Plan of Reorganization and Merger dated October 29, 2010 between BankGuam Holding Company and Bank of Guam	8-K (File No. 000-54483)	2.01	August 16, 2011
3.01	Second Amended and Restated Articles of Incorporation of BankGuam Holding Company (including Certificate of Designation of 5.50% Fixed Rate/Floating Rate Noncumulative Preferred Stock, Series A, of BankGuam Holding Company)	8-K (File No. 000-54483)	3.1	August 26, 2016
3.02	First Amended By-Laws of BankGuam Holding Company	10-Q (File No. 000-54483)	3.03	November 13, 2012
9.01	Voting Trust Agreement dated November 29, 2013 between certain shareholders of BankGuam Holding Company and Lourdes A. Leon Guerrero, as Trustee	10-K (File No. 000-54483)	9.02	March 17, 2014
10.01	Stock Purchase Agreement dated May 27, 2016 between David J. John and BankGuam Holding Company	8-K (File No. 000-54483)	10.01	January 17, 2017
10.02*	Employment Agreement dated January 11, 2017 between Bank of Guam and Francisco M. Atalig.	8-K (File No. 000-54483)	10.07	January 17, 2017
10.03*	Exhibits A and B to the Employment Agreement dated January 11, 2017 between Bank of Guam and Francisco M. Atalig	8-K/A (File No. 000-54483)	10.07	January 20, 2017
10.04*	Employment Agreement dated May 1, 2013 between Bank of Guam and Lourdes A. Leon Guerrero	10-K (File No. 000-54483)	10.01	March 17, 2014

10.05*	Contract Extension dated December 29, 2017 between Lourdes A. Leon Guerrero and Bank of Guam	8-K (File No. 000-54483)	10.1	January 4, 2018
10.06*	Second Contract Extension dated March 26, 2018 between Lourdes A. Leon Guerrero and Bank of Guam				X
10.07*	Employment Agreement dated June 27, 2013 between Bank of Guam and William D. Leon Guerrero	10-K (File No. 000-54483)	10.02	March 17, 2014
10.08*	Contract Extension dated May 29, 2018 between William D. Leon Guerrero and Bank of Guam				X
10.09*	BankGuam Holding Company 2011 Amended and Restated Employee Stock Purchase Plan	S-8 (File No. 333-182615)	99.1	July 11, 2012
10.10*	BankGuam Holding Company Stock Service Award Plan	S-8 (File No. 333-196854)	99.1	June 18, 2014
10.11	Form of Private Placement Subscription Agreement	8-K (File No. 000-54483)	10.1	September 21, 2016
21.01	List of Significant Subsidiaries of the Company	S-1 (File No. 333-220357)	21.01	September 6, 2017
23.01	Consent of Independent Registered Public Accounting Firm				X
31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Joaquin P.L.G. Cook				X
31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Francisco M. Atalig				X
32.01	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act				X
101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of December 31, 2017 and 2016, (ii) Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015; (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements

					X

* Management contract or compensatory plan or arrangement.

ITEM 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

BANKGUAM HOLDING COMPANY

	BY:	/s/ JOAQUIN P.L.G. COOK
Joaquin P.L.G. Cook
DATE: June 29, 2018		Interim President and Chief Executive Officer

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Name	Title	Date
/s/ JOAQUIN P.L.G. COOK Joaquin P.L.G. Cook	Director, Interim President and Chief Executive Officer (Principal Executive Officer)	June 29, 2018

/s/ LOURDES A. LEON GUERRERO Lourdes A. Leon Guerrero	Chair of the Board and Director	June 29, 2018

/s/ FRANCISCO M. ATALIG Francisco M. Atalig	Chief Financial Officer (Principal Financial Officer)	June 29, 2018

/s/ SYMON A. MADRAZO Symon A. Madrazo	Controller (Controller)	June 29, 2018

/s/ WILLIAM D. LEON GUERRERO William D. Leon Guerrero	Vice Chair of the Board, Executive Vice President, Chief Operating Officer and Director	June 29, 2018

/s/ ROGER P. CROUTHAMEL Roger P. Crouthamel	Corporate Secretary and Director	June 29, 2018

/s/ MARTIN D. LEON GUERRERO Martin D. Leon Guerrero	Treasurer, Assistant Corporate Secretary and Director	June 29, 2018

/s/ PATRICIA P. ADA Patricia P. Ada	Director	June 29, 2018

Unavailable to Sign Frances L.G. Borja	Director	June 29, 2018

/s/ Keven F. CAMACHO Keven F. Camacho	Director	June 29, 2018

/s/ JOSEPH CRISOSTOMO Joseph Crisostomo	Director	June 29, 2018

/s/ Mark J. SABLAN Mark J. Sablan	Director	June 29, 2018

/s/ JOE T. SAN AGUSTIN Joe T. San Agustin	Director	June 29, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of BankGuam Holding Company.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of BankGuam Holding Company and subsidiary (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Squar Milner LLP

We have served as the Company’s auditor since 2011.

San Diego, California

June 29, 2018

BankGuam Holding Company

Consolidated Statements of Financial Condition

(Dollar and Share Amounts in Thousands, Except Par Value)

	December 31,
	2017	2016
ASSETS
Cash and due from banks	$29,033	$25,738
Interest bearing deposits in banks	97,094	150,913
Total cash and cash equivalents	126,127	176,651
Restricted cash	400	400
Investment in unconsolidated subsidiary	3,167	3,025
Investment securities available-for-sale, at fair value	460,788	419,880
Investment securities held-to-maturity, at amortized cost (Fair Value $89,999 at 12/31/17 and $97,063 at 12/31/16, respectively)	89,677	96,167
Federal Home Loan Bank stock, at cost	2,303	1,855
Loans, net of allowance for loan losses ($17,279 and $15,435, respectively)	1,209,824	1,158,045
Accrued interest receivable	5,728	4,758
Premises and equipment, net	17,842	17,825
Other assets	50,090	42,946
Total assets	$1,965,946	$1,921,552

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$508,149	$469,451
Interest bearing	1,307,983	1,309,219
Total deposits	1,816,132	1,778,670
Accrued interest payable	131	122
Other liabilities	11,536	10,558
Total liabilities	1,827,799	1,789,350
Commitments and contingencies (Note 16)

Stockholders’ equity:
Common stock $0.2083 par value; 48,000 shares authorized; 9,446 and 9,300 shares issued and 9,414 and 9,268 shares outstanding at 12/31/17 and 12/31/16, respectively	1,969	1,938
Preferred stock $100.00 par value; 300 shares authorized; 9.8 shares issued and outstanding	980	980
Additional paid-in capital, Common stock	21,472	19,917
Additional paid-in capital, Preferred stock	8,803	8,803
Retained earnings	108,900	104,626
Accumulated other comprehensive loss	(3,687)	(3,772)
Common stock in treasury, at cost (32 shares)	(290)	(290)
Total stockholders’ equity	138,147	132,202
Total liabilities and stockholders’ equity	$1,965,946	$1,921,552

The accompanying notes are an integral part of the consolidated financial statements.

BankGuam Holding Company

Consolidated Statements of Income

(Dollar and Share Amounts in Thousands, Except Par Value)

	Years Ended December 31,
	2017	2016	2015
Interest income:
Loans	$72,457	$69,914	$65,061
Investment securities	8,217	5,142	4,580
Deposits with banks	1,009	493	162
Federal Funds sold	-	-	2
Total interest income	81,683	75,549	69,805
Interest expense:
Savings deposits	2,052	1,836	1,731
Time deposits	143	142	163
Other borrowed funds	-	165	-
Total interest expense	2,195	2,143	1,894
Net interest income	79,488	73,406	67,911
Provision for loan losses	7,519	3,900	4,500
Net interest income, after provision for loan losses	71,969	69,506	63,411

Non-interest income:
Service charges and fees	6,616	5,824	4,913
Gain on sale of investment securities	4	401	76
Income from merchant services, net	2,422	2,108	903
Cardholders income, net	941	1,754	1,888
Trustee fees	3,429	911	583
Other income	3,151	2,894	2,629
Total non-interest income	16,563	13,892	10,992
Non-interest expense:
Salaries and employee benefits	34,171	31,618	28,473
Occupancy	6,729	6,329	6,554
Equipment and depreciation	9,102	7,382	6,575
Insurance	1,665	1,625	1,680
Telecommunications	1,769	1,647	1,527
FDIC assessment	1,477	1,325	1,259
Professional services	1,876	1,999	1,757
Contract services	1,899	1,607	1,825
Other real estate owned	179	133	397
Stationery and supplies	790	926	747
Training and education	1,167	1,025	1,046
General, administrative and other	9,528	8,513	7,207
Total non-interest expense	70,352	64,129	59,047
Income before income taxes	18,180	19,269	15,356
Income tax expense	9,636	5,716	4,066
Net income	8,544	13,553	11,290
Preferred stock dividend	(552)	(49)	-
Net income attributable to common stockholders	$7,992	$13,504	$11,290

Earnings per common share:
Basic	$0.86	$1.46	$1.25
Diluted	$0.86	$1.46	$1.25
Dividends declared per common share	$0.40	$0.40	$0.40
Basic weighted average common shares	9,291	9,251	9,017
Diluted weighted average common shares	9,291	9,251	9,017

The accompanying notes are an integral part of the consolidated financial statements.

BankGuam Holding Company

Consolidated Statements of Comprehensive Income

(Dollar Amounts in Thousands)

	Years Ended December 31,
	2017	2016	2015
Net income	$8,544	$13,553	$11,290
Other comprehensive income (loss):
Unrealized holding (loss) gain on available-for-sale securities arising during the period, net of tax	(346)	169	(1,192)
Reclassification for loss (gain) realized on available-for-sale securities	(4)	(401)	(76)
Amortization of post-transfer unrealized holding loss on held-to-maturity securities during the period, net of tax	435	443	489
Total other comprehensive income (loss)	85	211	(779)
Total comprehensive income	$8,629	$13,764	$10,511

The accompanying notes are an integral part of the consolidated financial statements.

BankGuam Holding Company

Consolidated Statements of Stockholders’ Equity

(Dollar Amounts in Thousands, except Number of Shares)

	Number of Common Shares	Common Stock	Preferred Stock	Paid-in Capital - Common	Paid-in Capital - Preferred	Accumulated Other Comprehensive Income/(loss)	Retained Earnings	Treasury Stock	Total
Balances, January 1, 2015	8,928,648	$1,867	$-	$16,656	$-	$(3,204)	$87,154	$(290)	$102,183
Comprehensive income:
Net income	-	-	-	-	-	-	11,290	-	11,290
Change in accumulated other comprehensive income:
Unrealized loss on available- for-sale securities	-	-	-	-	-	(779)	-	-	(779)
Issuance of Restricted Stock	289,303	61	-	2,789	-				2,850
Common stock issued under Employee Stock Purchase Plan & Service Awards	22,936	5	-	214	-	-	-	-	219
Cash dividends on common stock	-	-	-	-	-	-	(3,621)	-	(3,621)
Balances, December 31, 2015	9,240,887	1,933	-	19,659	-	(3,983)	94,823	(290)	112,142
Comprehensive income:
Net income	-	-	-	-	-	-	13,553	-	13,553
Change in accumulated other comprehensive income:
Unrealized gain on available- for-sale securities	-	-	-	-	-	211	-	-	211
Common stock issued under Employee Stock Purchase Plan & Service Awards	26,909	5	-	258	-	-	-	-	263
Preferred stock issued	-	-	980	-	8,803	-	-	-	9,783
Cash dividends on common stock	-	-	-	-	-	-	(3,701)	-	(3,701)
Cash dividends on preferred stock	-	-	-	-	-	-	(49)	-	(49)
Balances, December 31, 2016	9,267,796	1,938	980	19,917	8,803	(3,772)	104,626	(290)	132,202
Comprehensive income:
Net income	-	-	-	-	-	-	8,544	-	8,544
Change in accumulated other comprehensive income:
Unrealized gain on available- for-sale securities	-	-	-	-	-	85	-	-	85
Common stock issued under Employee Stock Purchase Plan & Service Awards	23,886	5	-	249	-	-	-	-	254
Common stock issued	122,276	26	-	1,306	-	-	-	-	1,332
Cash dividends on common stock	-	-	-	-	-	-	(3,718)	-	(3,718)
Cash dividends on preferred stock	-	-	-	-	-	-	(552)	-	(552)
Balances, December 31, 2017	9,413,958	$1,969	$980	$21,472	$8,803	$(3,687)	$108,900	$(290)	$138,147

The accompanying notes are an integral part of the consolidated financial statements.

BankGuam Holding Company

Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	8,544	$13,553	$11,290
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,519	3,900	4,500
Depreciation	3,401	3,397	3,563
Amortization of fees, discounts and premiums	1,371	1,470	1,577
Loss (gain) on sales of other real estate owned, net	(49)	24	237
Proceeds from sales of loans held for sale	17,763	18,614	19,869
Origination of loans held for sale	(17,763)	(18,614)	(19,869)
Increase in mortgage servicing rights	376	(65)	(57)
Realized loss (gain) on sale of available-for-sale securities	(4)	(401)	(76)
Realized (gain) on sale of premises and equipment	-	(18)	(16)
Income from equity investment in unconsolidated subsidiary	(423)	-	-
Dividends received from unconsolidated subsidiary	281	50	-
Net change in operating assets and liabilities:
Accrued interest receivable	(970)	(659)	(334)
Other assets	(8,466)	(7,643)	(6,459)
Accrued interest payable	9	9	(21)
Other liabilities	977	1,199	1,450
Net cash provided by operating activities	12,566	14,816	15,654

Cash flows from investing activities:
Acquisition of an unconsolidated subsidiary	-	(3,075)	-
Purchases of available-for-sale securities	(141,364)	(261,992)	(175,619)
Purchases of held-to-maturity securities	-	(4,036)	(4,502)
Proceeds from sales of available-for-sale securities	35,623	39,951	157,355
Maturities, prepayments and calls of available-for-sale securities	63,493	28,839	19,029
Maturities, prepayments and calls of held-to-maturity securities	6,548	8,389	9,240
Loan originations and principal collections, net	(59,074)	(107,430)	(91,435)
(Costs of) proceeds from FHLB stock (purchase) redemption	(448)	(93)	305
Proceeds from sales of other real estate owned	768	1,517	1,095
Proceeds from sales of premises and equipment	19	18	16
Purchases of premises and equipment	(3,433)	(3,347)	(2,852)
Net cash used in investing activities	(97,868)	(301,259)	(87,368)

Cash flows from financing activities:
Net increase in deposits	37,462	355,999	67,157
Proceeds from issuance of common stock	1,586	263	3,069
Proceeds from issuance of preferred stock	-	9,783	-
Dividends paid	(4,270)	(3,750)	(3,621)
Net cash provided by financing activities	34,778	362,295	66,605
Net change in cash and cash equivalents	(50,524)	75,852	(5,109)
Cash and cash equivalents at beginning of the year	176,651	100,799	105,908
Cash and cash equivalents at end of the year	$126,127	$176,651	$100,799

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,183	$1,971	$1,106
Income taxes	7,549	7,040	6,230
Supplemental disclosure of noncash investing and financing activities:
Net change in unrealized loss on held-to-maturity securities, net of tax	435	445	489
Net change in unrealized (gain) loss on available-for-sale securities, net of tax	(349)	(234)	(1,268)
Other real estate owned transferred from loans, net	569	821	377
Other real estate owned transferred to loans, net	(342)	(197)	(456)

The accompanying notes are an integral part of the consolidated financial statements.

BankGuam Holding Company

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Note 1 – Nature of Business

Organization

The accompanying condensed consolidated financial statements include the accounts of BankGuam Holding Company (“Company”) and its wholly-owned subsidiaries, Bank of Guam (“Bank”) and BankGuam Investment Services (“BGIS”) (formerly BankGuam Investment and Insurance Services). The Company is a Guam corporation organized on October 29, 2010, to act as the holding company of the Bank, a Guam banking corporation, a 22-branch bank serving the communities in Guam, the Commonwealth of the Northern Mariana Islands (CNMI), the Federated States of Micronesia (FSM), the Republic of the Marshall Islands (RMI), the Republic of Palau (ROP), and San Francisco, California. BankGuam Investment Services was incorporated in Guam in 2015 and initially capitalized during the first quarter of 2016. During July 2016, the Company executed an agreement to purchase 25% of ASC Trust Corporation.

Other than holding the shares of the Bank, BGIS and ASC Trust Corporation, the Company conducts no significant activities, although it is authorized, with the prior approval of its principal regulator, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), to engage in a variety of activities related to the business of banking. Currently, substantially all of the Company’s operations are conducted and substantially all of the assets are owned by the Bank, which accounts for substantially all of our consolidated revenues, expenses and operating income. The Bank provides a variety of financial services to individuals, businesses and governments through its branches. The Bank’s headquarters is located in Hagåtña, Guam. The Bank currently has eleven branches in Guam, four in the CNMI, four in the FSM, one in the RMI, one in the ROP, and one in San Francisco, California. The Santa Cruz Branch in Guam was consolidated into the Hagåtña Branch in December 2017. The Bank’s primary deposit products are demand deposits, savings and time certificate accounts, and its primary lending products are consumer, commercial and real estate loans.

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

The consolidated financial statements include the accounts of BankGuam Holding Company, the Bank, BGIS, and the Bank’s wholly owned subsidiaries, BankGuam Properties, Inc. and BankGuam Insurance Underwriters, Ltd. All significant intercompany and inter-branch balances and transactions have been eliminated in consolidation.

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

Cash Flows

Net cash flows are reported for customer loan and deposit transactions, notes payable and other short‑term borrowings.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand and balances due from banks, Federal Funds sold, cash items in transit and interest bearing deposits with other banks. The Bank is required by the Federal Reserve System to maintain cash reserves against certain of its deposit accounts. At December 31, 2017 and 2016, the required combined reserves totaled approximately $32.2 million and $35.9 million, respectively.

Cash Flows

Net cash flows are reported for customer loan and deposit transactions, notes payable, repurchase agreements and other short‑term borrowings.

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

Mortgage Servicing Rights (MSR)

Mortgage servicing assets, included in other assets in the consolidated statements of financial condition, are recognized separately when rights are acquired through the sale of mortgage loans. Under the servicing assets and liabilities accounting guidance in ASC Topic 860, “Transfers and Servicing”, servicing rights resulting from the sale of loans originated by the Bank are measured at fair value at the date of transfer. The Bank subsequently measures each class of servicing assets using the fair value method. Under the fair value method, the servicing rights are carried in the statements of financial condition at fair value and the changes in fair value are reported in earnings in the period in which the changes occur. Servicing fee income is recorded as fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal, and are recorded as income when earned.

Loans Held for Investment

Loans held for investment generally are reported at their outstanding unpaid principal balances, adjusted for charge-offs, an allowance for loan losses, and any deferred fees or costs on the originated loans, as well as unamortized premiums or discounts on purchased loans, except for certain purchased loans that fall under the scope of Accounting Standards Codification (ASC) Topic 310-30, “Accounting for Loans and Debt Securities Acquired with Deteriorated Credit Quality”.

Interest income is accrued on the unpaid principal balance of loans. Loan origination fees, net of certain direct origination costs, are deferred and recognized as income using the effective interest method over the contractual life of the loans. The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Credit card loans and other unsecured consumer loans are typically charged off no later than when they are 180 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on non-accrual or charged-off are reversed against current period interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

The allowance for loan losses is management’s estimate of credit losses inherent in the loan portfolio at the balance sheet date. The Company has established a process to determine the appropriateness of the allowance for credit losses that assesses the losses inherent in the loan portfolio. The Company develops and documents its allowance methodology at the portfolio segment level – commercial loan, residential mortgage and consumer loan portfolios. While portions of the allowance are attributable to the respective commercial, residential mortgage and consumer portfolio segments, the entire allowance is available to absorb credit losses inherent in the total loan portfolio.

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

During the years ended December 31, 2017, 2016 and 2015, the Bank originated and sold approximately $17.8 million, $18.6 million and $19.9 million, respectively, of the above-mentioned loans.

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

Premises and Equipment

Premises and equipment are reported at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the related assets. Depreciation expense has been computed principally using estimated lives of 15 to 40 years for premises and 3 to 10 years for furniture and equipment. Leasehold improvements are depreciated over the estimated lives of the assets or the expected terms of the leases, if shorter. Expected terms include lease option periods to the extent that the exercise of such options is reasonably assured.

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

Goodwill

Goodwill is recorded in business combinations under the purchase method of accounting when the purchase price is greater than the fair value of net assets, including identifiable intangible assets. The Bank will assess goodwill for impairment at a reporting unit level on an annual basis or more frequently in certain circumstances. The Bank has the option of performing a qualitative assessment of goodwill, or to bypass the qualitative test and proceed directly to a quantitative test. If the Bank performs a qualitative assessment of goodwill to test for impairment and concludes it is more likely than not that a reporting unit’s fair value is greater than its carrying amount, quantitative tests are not required. However, if it is determined it is more likely than not that a reporting unit’s fair value is less than its carrying amount, then the Bank completes a quantitative assessment to determine if there is goodwill impairment. The Bank can apply various quantitative valuation methodologies, including discounted cash flow and earnings multiple approaches, to determine the estimated fair value, which is compared to the carrying value of each reporting unit. If the fair value is less than the carrying amount, an additional test is required to measure the amount of impairment. Based on the Bank’s year-end evaluation, no goodwill impairment was recorded.

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

Dividend Restrictions

Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Company or by the Company to its stockholders.

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

The Company has evaluated subsequent events through the date that these consolidated financial statements are being filed with the Securities and Exchange Commission.

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

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which amends ASU 2014-02 by eliminating Step 2 from the goodwill impairment test, which had required a quantitative measure of each reporting unit’s goodwill by comparing the implied fair value to the carrying amount of that goodwill.  As the Company has never had to conduct a Step 2 evaluation of goodwill, this update had no effect on our consolidated financial position or results of operations at this time. Although adoption of this standard is not required of the Company until January 1, 2020, we adopted the update effective March 31, 2017.

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”. This update requires that the service cost component of the Bank’s Supplemental Executive Retirement Program (SERP) be recorded and reported separately from the other cost component(s), in the same line item as other compensation costs related to services rendered by the beneficiary employees during the reporting period. The Company currently reports both the service cost and the other cost component(s) as a portion of General, administrative and other expense, whereas this update will require that the service cost component be reported as a portion of Salaries and employee benefits. This update also requires that the details of the components of the SERP be reported for the interim periods, in addition to the annual reporting of these costs. We have evaluated the impact of ASU 2017-07 on our consolidated financial statements, and have concluded that it will have no material impact on our financial statements. We adopted ASU 2017-07 effective January 1, 2018.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting”, which clarifies the application of the guidance in Topic 718 on stock compensation in order to reduce the diversity in practice and to reduce the cost and complexity of applying the Topic to a change in the terms or conditions of a share-based payment award. Although this standard was adopted effective January 1, 2018, the Company has issued no stock options or phantom stock options to date, so this update is expected to have no impact on our consolidated financial position or results of operation at this time.

Recently Issued but Not Yet Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”. Among other objectives, it is intended to provide more useful information to the users of financial statements by making the definition and recognition of revenue more comparable across reporting entities, industries, jurisdictions and capital markets. As deferred by ASU No. 2015-14, this Standard is effective January 1, 2018, upon which date we implemented it. The Company’s revenue is primarily comprised of net interest income on financial assets less interest paid on financial liabilities, which are excluded from the scope of ASU No. 2014-09. The Company has determined that the result of applying this ASU to the revenue streams affected will not be material to the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”, to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information and to address certain aspects of the recognition, measurement, presentation and disclosure of the fair value, including impairment assessments, of financial instruments. ASU 2016-01 will not have a significant impact on the Company’s consolidated financial statements as all of the Company’s investment securities are classified as available-for-sale and held-to-maturity debt securities. The Company has an equity investment in ASC that is accounted for under the equity method and is excluded from the scope of ASU 2016-01.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting”, which clarifies the application of the guidance in Topic 718 on stock compensation in order to reduce the diversity in practice and to reduce the cost and complexity of applying the Topic to a change in the terms or conditions of a share-based payment award. Although this standard was adopted effective January 1, 2018, the Company has issued no stock options or phantom stock options to date, so this update is expected to have no impact on our consolidated financial position or results of operation at this time.

In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220)”. This update allows a reclassification from accumulated other income to retained earnings for stranded tax effects related to the Tax Cuts and Jobs Act of December 22, 2017, and is intended to improve the usefulness of information reported to the users of financial statements. The effective date of this update is for fiscal years beginning after December 15, 2018. Although the update allows early adoption of this standard, the Company has elected to not do so.

Note 4 – Interest-Bearing Deposits and Restricted Cash

The Company had $97.5 million and $151.3 million in interest bearing deposits, including restricted cash, at other financial institutions at December 31, 2017 and 2016, respectively. The weighted average percentage yields on these deposits were 1.50% and 0.75% at December 31, 2017 and 2016, respectively. Interest bearing deposits with financial institutions can be withdrawn by the Bank on demand, and are considered cash equivalents for purposes of the consolidated statements of financial condition and cash flows.

At December 31, 2017 and 2016, we had $400 thousand of restricted cash, held in time deposits that were scheduled to mature within one year. Of these deposits, $150 thousand are held jointly under the names of Bank of Guam and the Guam Insurance Commissioner, and serve as a bond for the Bank of Guam Trust Department, and $250 thousand are held under the Bank of Guam, and are pledged for Banker’s Loan Processing (BLP) program with Pacific Coast Bankers Bank in California.  The weighted average percentage yields on these restricted cash deposits were 0.86% and 0.67% at December 31, 2017 and 2016, respectively.

Note 5 – Investment Securities

The amortized cost and estimated fair value of investment securities, with gross unrealized gains and losses, were as follows:

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$105,407	$-	$(1,380)	$104,027
U.S. government agency pool securities	283,611	51	(1,319)	282,343
U.S. government agency or GSE residential mortgage-backed securities	75,560	-	(1,142)	74,418
Total	$464,578	$51	$(3,841)	$460,788

Securities Held-to-Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$45,178	$505	$(113)	$45,570
U.S. government agency pool securities	11,756	33	(35)	11,754
U.S. government agency or GSE residential mortgage-backed securities	32,743	243	(311)	32,675
Total	$89,677	$781	$(459)	$89,999

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$125,476	$6	$(1,051)	$124,431
U.S. government agency pool securities	238,615	124	(1,613)	237,126
U.S. government agency or GSE residential mortgage-backed securities	59,049	36	(762)	58,323
Total	$423,140	$166	$(3,426)	$419,880

Securities Held-to-Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$44,909	$956	$(36)	$45,829
U.S. government agency pool securities	13,591	14	(91)	13,514
U.S. government agency or GSE residential mortgage-backed securities	37,667	373	(320)	37,720
Total	$96,167	$1,343	$(447)	$97,063

At December 31, 2017 and 2016, investment securities with a carrying value of $307.3 million and $319.5 million, respectively, were pledged to secure various government deposits and other government requirements.

Proceeds and gross realized gains (losses) from the sales or calls of investment securities for the years ended December 31, 2017 and 2016, are shown below:

	Years Ended December 31,
	2017	2016
Proceeds from sales	$35,623	$39,951
Gross realized gains from sales	$21	$406
Gross realized losses from sales	$(17)	$(5)

The amortized cost and estimated fair value of investment securities by contractual maturity at December 31, 2017 and 2016, are shown below.  Actual maturities may differ from contractual maturities because issuers may have the right to call or borrowers the right to prepay obligations with or without call or prepayment penalties.  At December 31, 2017, obligations of U.S. government corporations and agencies with amortized costs totaling $554.3 million consist predominantly of Small Business Administration agency pool securities totaling $295.4 million and residential mortgage-backed securities totaling $95.1 million whose contractual maturity, or principal repayment, will follow the repayment of the underlying small business loans or mortgages.  For purposes of the following table, the entire outstanding balance of these SBA Pools and mortgage-backed securities issued by U.S. government corporations and agencies is categorized based on final maturity date.  At December 31, 2017, the Bank estimates the average remaining life of these SBA Pools and mortgage-backed securities to be approximately 7.5 years and 3.8 years, respectively.

	December 31, 2017
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Due within one year	$336	$336	$7,004	$6,978
Due after one but within five years	111,443	110,041	53,451	54,044
Due after five years but within ten years	51,861	51,450	18,336	18,262
Due after ten years	300,938	298,961	10,886	10,715
Total	$464,578	$460,788	$89,677	$89,999

	December 31, 2016
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Due within one year	$-	$-	$-	$-
Due after one but within five years	131,023	129,943	57,761	58,831
Due after five years but within ten years	44,787	44,627	14,427	14,609
Due after ten years	247,330	245,310	23,979	23,623
Total	$423,140	$419,880	$96,167	$97,063

For the years ended December 31, 2017, 2016 and 2015, proceeds from sales of available-for-sale securities amounted to $35.6 million, $40.0 million and $157.4 million, respectively; gross realized gains were $21 thousand, $406 thousand and $249 thousand, and gross realized losses were $17 thousand, $5 thousand and $173 thousand, respectively; gross unrealized gains were $51 thousand, $166 thousand and $74 thousand, and gross unrealized losses were $3.8 million, $3.4 million and $3.0 million, respectively.

Temporarily Impaired Securities

The following table indicates the gross unrealized losses and fair value of the Bank’s investments, with unrealized losses that are not deemed to be OTTI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2017 and 2016.

	December 31, 2017
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
Securities Available for Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(273)	$29,582	$(1,107)	$74,445	$(1,380)	$104,027
U.S. government agency pool securities	(241)	91,519	(1,078)	168,164	(1,319)	259,683
U.S. government agency or GSE residential mortgage-backed securities	(321)	35,384	(821)	39,034	(1,142)	74,418
Total	$(835)	$156,485	$(3,006)	$281,643	$(3,841)	$438,128

Securities Held to Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(33)	$4,002	$(80)	$11,946	$(113)	$15,948
U.S. government agency pool securities	(10)	5,422	(25)	3,201	(35)	8,623
U.S. government agency or GSE residential mortgage-backed securities	(101)	8,478	(210)	5,371	(311)	13,849
Total	$(144)	$17,902	$(315)	$20,518	$(459)	$38,420

	December 31, 2016
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
Securities Available for Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(1,051)	$116,516	$-	$-	$(1,051)	$116,516
U.S. government agency pool securities	(597)	174,370	(1,016)	34,222	(1,613)	208,592
U.S. government agency or GSE residential mortgage-backed securities	(693)	42,997	(69)	9,225	(762)	52,222
Total	$(2,341)	$333,883	$(1,085)	$43,447	$(3,426)	$377,330

Securities Held to Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(36)	$16,052	$-	$-	$(36)	$16,052
U.S. government agency pool securities	(9)	2,748	(82)	10,144	(91)	12,892
U.S. government agency or GSE residential mortgage-backed securities	(320)	16,990	-	-	(320)	16,990
Total	$(365)	$35,790	$(82)	$10,144	$(447)	$45,934

The Bank does not believe that the investment securities that were in an unrealized loss position as of December 31, 2017, which comprised a total of 161 securities, were other than temporarily impaired. Specifically, the 161 securities are comprised of the following: 96 Small Business Administration (SBA) Pool securities, 24 mortgage-backed securities issued by Government National Mortgage Association (GNMA),  19 U.S. Treasuries, 9 mortgage-backed securities issued by Federal National Mortgage Association (FNMA), 7 agency securities issued by Federal Home Loan Bank (FHLB) 5 mortgage-backed security issued by Federal Home Loan Mortgage Corporation (FHLMC), and 1 agency security issued by Federal Farm Credit Banks (FFCB).

Total gross unrealized losses were attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to changes in the credit quality of the investment securities. The Bank does not intend to sell the investment securities that are in an unrealized loss position and it is not likely that, except as needed to fund our liquidity position, the Bank will be required to sell the investment securities before recovery of their amortized cost bases, which may be at maturity.

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

Note 6 – Loans

The Bank provides commercial and industrial, commercial mortgage, commercial construction, automobile and other consumer loans in each of the markets it serves. It also offers residential mortgage, home equity and certain U.S. government guaranteed loans in Guam, the Northern Mariana Islands and California. The Bank has one commercial agricultural loan outstanding in Guam.

Outstanding loan balances are presented net of unearned income, net deferred loan fees, and unamortized discount and premium totaling $2.8 million at December 31, 2017.

The loan portfolio consisted of the following at:

	December 31,
	2017		2016
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial
Commercial & industrial	$256,022	20.8%	$248,059	21.1%
Commercial mortgage	553,125	45.0%	552,272	47.0%
Commercial construction	10,157	0.8%	6,421	0.5%
Commercial agriculture	716	0.1%	747	0.1%
Total commercial	820,020	66.7%	807,499	68.7%
Consumer
Residential mortgage	137,962	11.2%	143,951	12.3%
Home equity	545	0.0%	480	0.0%
Automobile	30,490	2.5%	30,798	2.6%
Other consumer loans[1]	240,863	19.6%	193,279	16.4%
Total consumer	409,860	33.3%	368,508	31.3%
Gross loans	1,229,880	100.0%	1,176,007	100.0%
Deferred loan (fees) costs, net	(2,777)		(2,527)
Allowance for loan losses	(17,279)		(15,435)
Loans, net	$1,209,824		$1,158,045
[1]	Comprised of other revolving credit, installment, and overdrafts.

At December 31, 2017, total gross loans increased by $53.9 million, to $1.23 billion, up from $1.18 billion at December 31, 2016. The growth in loans was largely attributed to (i) an increase of $47.6 million in the other consumer loans category, to $240.9 million from $193.3 million, primarily due to holiday loan and pre-approved loan promotions, (ii) an $8.0 million increase in the commercial and industrial loan category, to $256.0 million from $248.1 million, based primarily on net additions in Guam, San Francisco and the Marshall Islands, (iii) an increase of $3.7 million in the commercial construction loan category, from $6.4 million to $10.2 million, and (iv) an increase of $853 thousand in commercial mortgage loans, from $552.3 million to $553.1 million. These were partially offset by (i) a $6.0 million decrease in residential mortgage loans, to $138.0 million from $144.0 million, due primarily to paydowns, (ii) a $31 thousand decrease in one commercial agriculture loan due to a paydown, and (iii) a $308 thousand decrease in automobile loans outstanding.

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

Formula Classified: Formula classified loans are all loans and credit cards delinquent 90 days and over which have yet to be formally classified Special Mention, Substandard or Doubtful by the Bank’s Loan Committee. In most instances, the monthly formula total is comprised primarily of residential real estate and consumer loans and credit cards. Commercial loans are typically formally classified by the Loan Committee no later than their 90-day delinquency, and thus usually do not become part of the formula classification. Real estate loans 90 days delinquent are in the foreclosure process and are typically completed within another 60 days, and thus are not formally classified during this period.

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

Set forth below is a summary of the Company’s activity in the allowance for loan losses during the years ended December 31, 2017, 2016 and 2015:

	December 31,
	2017	2016	2015
	(Dollars in thousands)
Balance, beginning of period	$15,435	$14,159	$12,526
Provision for loan losses	7,519	3,900	4,500
Recoveries on loans previously charged off	1,604	3,007	1,402
Charged off loans	(7,279)	(5,631)	(4,269)
Balance, end of period	$17,279	$15,435	$14,159

The provision for loan losses in the above summary reflects the net amount contributing to the allowance for loan losses, including the $6 thousand assigned to the reserve for off-balance sheet risk. Together, they comprise the $7.5 million provision reported in the Consolidated Statements of Income and the Consolidated Statements of Cash Flows.

The $1.8 million increase in the allowance for loan losses is primarily due to the growth of the overall loan portfolio, and reflects an increase in classified loans and higher delinquency rates, along with management’s reassessment of economic conditions and prospects. The allowance will change in the future in response to changes in the size, composition and quality of the loan portfolio, as well as periodic reassessments of prospective economic conditions.

Set forth below is information regarding gross loan balances and the related allowance for loan losses, by portfolio type, for the years ended December 31, 2017, 2016 and 2015.

	Commercial	Residential Mortgages	Consumer	Total
	(Dollars in thousands)
Year Ended December 31, 2017
Allowance for loan losses:
Balance at beginning of period	$7,264	$1,773	$6,398	$15,435
Charge-offs	(172)	(145)	(6,962)	$(7,279)
Recoveries	47	6	1,551	$1,604
Provision	484	(225)	7,260	$7,519
Balance at end of period	$7,623	$1,409	$8,247	$17,279

Allowance balance at end of year related to:
Loans individually evaluated for impairment	$28	$90	$1,747	$1,865
Loans collectively evaluated for impairment	7,595	1,319	6,500	$15,414
Ending Balance	$7,623	$1,409	$8,247	$17,279

Loan balances at end of year:
Loans individually evaluated for impairment	$7,094	$5,442	$2,237	$14,773
Loans collectively evaluated for impairment	812,926	133,065	269,116	1,215,107
Ending Balance	$820,020	$138,507	$271,353	$1,229,880

Year Ended December 31, 2016
Allowance for loan losses:
Balance at beginning of year	$6,890	$1,853	$5,416	$14,159
Charge-offs	(276)	(121)	(5,234)	(5,631)
Recoveries	1,691	6	1,310	3,007
Provision	(1,041)	35	4,906	3,900
Balance at end of year	$7,264	$1,773	$6,398	$15,435

Allowance balance at end of year related to:
Loans individually evaluated for impairment	$157	$137	$1,858	$2,152
Loans collectively evaluated for impairment	7,107	1,636	4,540	$13,283
Ending Balance	$7,264	$1,773	$6,398	$15,435

Loan balances at end of year:
Loans individually evaluated for impairment	$7,577	$6,208	$1,897	$15,682
Loans collectively evaluated for impairment	799,922	138,223	222,180	1,160,325
Ending Balance	$807,499	$144,431	$224,077	$1,176,007

Year Ended December 31, 2015
Allowance for loan losses:
Balance at beginning of year	$5,538	$1,590	$5,398	$12,526
Charge-offs	(222)	(9)	(4,038)	$(4,269)
Recoveries	98	32	1,272	$1,402
Provision	1,476	240	2,784	$4,500
Balance at end of year	$6,890	$1,853	$5,416	$14,159

Allowance balance at end of year related to:
Loans individually evaluated for impairment	$27	$50	$2,031	$2,108
Loans collectively evaluated for impairment	6,863	1,803	3,385	$12,051
Ending Balance	$6,890	$1,853	$5,416	$14,159

Loan balances at end of year:
Loans individually evaluated for impairment	$10,146	$7,584	$1,579	$19,309
Loans collectively evaluated for impairment	705,669	137,051	208,559	$1,051,279
Ending Balance	$715,815	$144,635	$210,138	$1,070,588

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

The following table provides a summary of the delinquency status of the Bank’s gross loans by portfolio type:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Non-Accrual	90 Days and Greater Still Accruing	Total Past Due	Current	Total Loans Outstanding
	(Dollars in thousands)
December 31, 2017
Commercial
Commercial & industrial	$155	$546	$-	$20	$721	$255,301	$256,022
Commercial mortgage	-	803	364	-	1,167	551,958	553,125
Commercial construction	-	-	-	-	-	10,157	10,157
Commercial agriculture	-	-	-	-	-	716	716
Total commercial	155	1,349	364	20	1,888	818,132	820,020

Consumer
Residential mortgage	5,804	3,046	2,373	-	11,223	126,739	137,962
Home equity	7	96	-	-	103	442	545
Automobile	1,512	415	-	201	2,128	28,362	30,490
Other consumer [1]	3,513	2,157	257	1,725	7,652	233,211	240,863
Total consumer	10,836	5,714	2,630	1,926	21,106	388,754	409,860
Total	$10,991	$7,063	$2,994	$1,946	$22,994	$1,206,886	$1,229,880

December 31, 2016
Commercial
Commercial & industrial	$610	$269	$118	$1	$998	$247,061	$248,059
Commercial mortgage	-	770	691	-	1,461	550,811	552,272
Commercial construction	-	-	-	-	-	6,421	6,421
Commercial agriculture	-	-	-	-	-	747	747
Total commercial	610	1,039	809	1	2,459	805,040	807,499

Consumer
Residential mortgage	6,277	3,457	3,074	137	12,945	131,006	143,951
Home equity	-	102	-	-	102	378	480
Automobile	1,288	239	-	104	1,631	29,167	30,798
Other consumer 1	2,521	1,149	131	1,640	5,441	187,838	193,279
Total consumer	10,086	4,947	3,205	1,881	20,119	348,389	368,508
Total	$10,696	$5,986	$4,014	$1,882	$22,578	$1,153,429	$1,176,007
[1]	Comprised of other revolving credit, installment loans, and overdrafts.

Generally, the accrual of interest on a loan is discontinued when principal or interest payments become more than 90 days past due, unless management believes the loan is adequately collateralized and it is in the process of collection. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received, except when the ultimate collectability of principal is probable, in which case interest payments are credited to income. Non-accrual loans may be restored to accrual status when principal and interest become current and full repayment is expected. The following table provides information as of December 31, 2017 and 2016, with respect to loans on non-accrual status, by portfolio type:

	December 31, 2017	December 31, 2016
	(Dollars in thousands)
Non-accrual loans:
Commercial
Commercial & industrial	$426	$1,094
Commercial mortgage	6,554	6,390
Commercial construction	-	-
Commercial agriculture	-	-
Total commercial	6,980	7,484

Consumer
Residential mortgage	6,063	6,353
Home equity	-	35
Automobile	-	-
Other consumer [1]	311	174
Total consumer	6,374	6,562
Total non-accrual loans	$13,354	$14,046

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

The Company classifies its loan portfolios using internal credit quality ratings, as discussed above under Allowance for Loan Losses. The following table provides a summary of loans by portfolio type and the Company’s internal credit quality ratings as of December 31, 2017 and 2016.

	December 31,
	2017	2016	Increase (Decrease)
	(Dollars in thousands)
Pass:
Commercial & industrial	$222,662	$231,553	$(8,891)
Commercial mortgage	511,702	538,471	(26,769)
Commercial construction	10,157	6,422	3,735
Commercial agriculture	716	747	(31)
Residential mortgage	131,743	137,446	(5,703)
Home equity	538	445	93
Automobile	30,289	30,714	(425)
Other consumer	238,827	191,467	47,360
Total pass loans	$1,146,634	$1,137,265	$9,369

Special Mention:
Commercial & industrial	$20,528	$14,710	$5,818
Commercial mortgage	32,723	6,055	26,668
Commercial construction	-	-	-
Commercial agriculture	-	-	-
Residential mortgage	139	152	(13)
Home equity	-	-	-
Automobile	-	-	-
Other consumer	-	-	-
Total special mention loans	$53,390	$20,917	$32,473

Substandard:
Commercial & industrial	$12,810	$1,790	$11,020
Commercial mortgage	8,700	7,521	1,179
Commercial construction	-	-	-
Commercial agriculture	-	-	-
Residential mortgage	645	431	214
Home equity	-	-	-
Automobile	-	-	-
Other consumer	-	-	-
Total substandard loans	$22,155	$9,742	$12,413

Formula Classified:
Commercial & industrial	$22	$6	$16
Commercial mortgage	-	224	(224)
Commercial construction	-	-	-
Commercial agriculture	-	-	-
Residential mortgage	5,435	5,922	(487)
Home equity	7	35	(28)
Automobile	201	84	117
Other consumer	2,036	1,812	224
Total formula classified loans	$7,701	$8,083	$(382)

Doubtful:
Commercial & industrial	$-	$-	$-
Commercial mortgage	-	-	-
Commercial construction	-	-	-
Commercial agriculture	-	-	-
Residential mortgage	-	-	-
Home equity	-	-	-
Automobile	-	-	-
Other consumer	-	-	-
Total doubtful loans	$-	$-	$-
Total outstanding loans, gross	$1,229,880	$1,176,007	$53,873

As the above table indicates, the Company’s total loans approximated $1.23 billion at December 31, 2017, up from $1.18 billion at December 31, 2016. The disaggregation of the portfolio by risk rating in the table reflects the following changes between December 31, 2016, and December 31, 2017:

•

Loans rated “pass” totaled $1.15 billion at December 31, 2017, an increase of $9.4 million from $1.14 billion at December 31, 2016, due primarily to the increases $47.4 million in other consumer loans, $3.7 million in commercial construction and $93 thousand in home equity. The other consumer loans increase is due to new bookings and promotional programs, the increase in commercial construction is the three new loans. These increases were offset by the decreases of $26.8 million in commercial mortgage, $8.9 million in commercial & industrial, $5.7 million in residential mortgage and $425 thousand in automobile. The decrease in commercial mortgage loans was due to one loan payoff of $59.9 million and one loan relationship of $24.7 million moved from “pass” to “special mention.” The commercial & industrial loan decrease is due to three loan relationships totaling $6.8 million moved from “pass” to “special mention.”

•

The “special mention” category increased by $32.5 million to $53.4 million at December 31, 2017. The commercial mortgage loan category increased to $32.7 million, due to the one loan relationship of $26 million moved from “pass” to “special mention.” Special mention commercial & industrial loans increased by $5.8 million, due primarily to three loan relationships totaling $18.5 million moved from “pass” to “special mention.”

•

Loans classified as “substandard” increased by $12.4 million, to $22.2 million at December 31, 2017. Substandard commercial and industrial loans increased by $11.0 million, to $12.8 million, due primarily to the downgrade of one borrower relationship, commercial mortgage loans increased by $1.2 million, to $8.7 million, primarily due to three loan relationships totaling $2.5 million that were moved from “pass” to “substandard.”

•

The “formula classified” category decreased by $382 thousand during the period, to $7.7 million, primarily because of the decrease of $487 thousand in residential mortgages in this classification, due to regular loan pay downs and payoffs, and $224 thousand in the commercial mortgage category.

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

The following table sets forth information regarding non-accrual loans and restructured loans, at December 31, 2017 and 2016:

	December 31,
	2017	2016
	(Dollars in thousands)
Impaired loans:
Restructured loans:
Non-accruing restructured loans	$5,265	$6,589
Accruing restructured loans	305	265
Total restructured loans	5,570	6,854
Other non-accruing impaired loans	9,203	8,827
Total impaired loans	$14,773	$15,681

Impaired loans less than 90 days delinquent and included in total impaired loans	$6,651	$9,913

The table below contains additional information with respect to impaired loans, by portfolio type, for the years ended December 31, 2017, 2016 and 2015:

	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
December 31, 2017, With no related allowance recorded:
Commercial & industrial	$515	$515	$532	$1
Commercial mortgage	6,192	6,192	5,767	-
Commercial construction	-	-	-	-
Commercial agriculture	-	-	-	-
Residential mortgage	-	-	-	-
Home equity	-	-	-	-
Automobile	-	-	-	-
Other consumer	-	-	-	-
Total impaired loans with no related allowance	$6,707	$6,707	$6,299	$1

December 31, 2017, With an allowance recorded:
Commercial & industrial	$180	$351	$113	$1
Commercial mortgage	208	233	264	-
Commercial construction	-	-	-	-
Commercial agriculture	-	-	-	-
Residential mortgage	5,435	5,448	5,644	-
Home equity	7	7	7	-
Automobile	201	211	108	3
Other consumer	2,035	2,035	1,629	17
Total impaired loans with related allowance recorded	$8,066	$8,285	$7,765	$21

December 31, 2016, With no related allowance recorded:
Commercial & industrial	$1,274	$2,904	$1,135	$-
Commercial mortgage	6,073	6,299	7,052	-
Commercial construction	-	-	-	-
Commercial agriculture	-	-	-	-
Residential mortgage	250	250	252	-
Home equity	-	-	-	-
Automobile	-	-	-	-
Other consumer	-	-	-	-
Total impaired loans with no related allowance	$7,597	$9,453	$8,439	$-

December 31, 2016, With an allowance recorded:
Commercial & industrial	$6	$10	$57	$-
Commercial mortgage	224	224	233	-
Commercial construction	-	-	-	-
Commercial agriculture	-	-	-	-
Residential mortgage	5,923	5,934	6,519	2
Home equity	35	35	35	-
Automobile	84	84	73	2
Other consumer	1,812	1,813	1,613	17
Total impaired loans with related allowance recorded	$8,084	$8,100	$8,530	$21

December 31, 2015, With no related allowance recorded:
Commercial & industrial	$1,239	$2,858	$1,092	$-
Commercial mortgage	8,251	10,015	7,513	-
Commercial construction	-	-	-	-
Commercial agriculture	-	-	-	-
Residential mortgage	260	260	269	-
Home equity	-	-	-	-
Automobile	-	-	-	-
Other consumer	-	-	-	-
Total impaired loans with no related allowance	$9,750	$13,133	$8,874	$-

December 31, 2015, With an allowance recorded:
Commercial & industrial	$163	$171	$417	$-
Commercial mortgage	493	493	1,212	-
Commercial construction	-	-	-	-
Commercial agriculture	-	-	-	-
Residential mortgage	7,287	7,304	7,050	(106)
Home equity	37	37	41	-
Automobile	59	59	18	1
Other consumer	1,520	1,521	1,329	13
Total impaired loans with related allowance recorded	$9,559	$9,585	$10,067	$(92)

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

Troubled Debt Restructurings

The Bank had $5.6 million and $6.9 million of troubled debt restructurings (TDRs) as of December 31, 2017 and 2016, respectively. The restructured loans recorded by the Bank represent financing receivables, modified for the purpose of alleviating temporary impairments to the borrower’s financial condition. The modifications that the Bank has extended to borrowers have come in the form of a change in the amortization terms, a reduction in the interest rate, interest only payments and, in limited cases, a concession to the outstanding loan balance. The workout plans between the borrower and Bank are designed to provide a bridge for the cash flow shortfalls in the near term. As the borrower works through the near term issues, in most cases, the original contractual terms will be reinstated.

		Pre-Modification Outstanding	Post-Modification Outstanding	Outstanding Balance December 31,
	Number of Loans	Recorded Investment	Recorded Investment	2017	2016
	(Dollars in thousands)
Performing
Residential mortgage	-	$-	$-	$-	$-
Commercial mortgage	2	369	369	305	265
Automobile	-	-	-	-	-
Consumer	-	-	-	-	-
Total Performing	2	369	369	305	265
Nonperforming
Residential mortgage	-	$-	$-	$-	$-
Commercial mortgage	8	7,939	7,939	5,265	6,589
Automobile	-	-	-	-	-
Consumer	-	-	-	-	-
Total Nonperforming	8	$7,939	$7,939	$5,265	$6,589
Total Troubled Debt Restructurings (TDRs)	10	$8,308	$8,308	$5,570	$6,854

Note 7 – Premises and Equipment

A summary of premises and equipment at December 31, 2017 and 2016 follows:

	December 31, 2017
	Cost	Accumulated Depreciation	Net Book Value
Buildings	$27,741	$(19,667)	$8,074
Furniture and equipment	23,106	(16,479)	6,627
Automobiles and mobile facilities	1,432	(866)	566
Leasehold improvements	5,056	(3,651)	1,405
	57,335	(40,663)	16,672
Construction in progress	1,170	-	1,170
	$58,505	$(40,663)	$17,842

	December 31, 2016
	Cost	Accumulated Depreciation	Net Book Value
Buildings	$27,769	$(18,994)	$8,775
Furniture and equipment	20,929	(14,805)	6,124
Automobiles and mobile facilities	1,318	(744)	574
Leasehold improvements	4,674	(3,573)	1,101
	54,690	(38,116)	16,574
Construction in progress	1,251	-	1,251
	$55,941	$(38,116)	$17,825

For the years ended December 31, 2017, 2016 and 2015, depreciation expense was $3.4 million, $3.4 million and $3.6 million, respectively.

Note 8 – Other Assets

A summary of other assets at December 31, 2017 and 2016 follows:

	At December 31,
	2017	2016
Bank Owned Life Insurance	$19,411	$18,627
Prepaid income tax	1,566	1,281
Prepaid expenses	5,676	5,316
Other real estate owned, net (Note 9)	2,369	2,669
Deferred tax asset, net (Note 13)	5,463	8,097
Mortgage servicing rights (Note 19)	1,903	1,527
Goodwill	783	783
Other	12,919	4,646
Total other assets	$50,090	$42,946

Note 9 – Other Real Estate Owned

Other real estate owned is presented net of an allowance for losses. A summary of the changes in other real estate owned is as follows:

	2017	2016	2015
Balance at beginning of year	$2,669	$3,323	$4,454
Additions	569	821	377
Sales	(702)	(1,456)	(1,061)
	2,536	2,688	3,770
Write-downs and loss on sale, net	(147)	(79)	(310)
Change in valuation allowances	(20)	60	(137)
Balance at end of year	$2,369	$2,669	$3,323

Note 10 – Deposits

A summary of deposits at December 31, 2017 and 2016, follows:

	December 31,
	2017	2016
	(Dollars in Thousands)
Non-interest bearing deposits	$508,149	$469,451
Interest bearing deposits:
Demand deposits	288,977	346,922
Regular savings	713,802	669,957
Time deposits:
$250,000 or more	16,528	33,697
Less than $250,000	23,832	24,385
Other interest bearing deposits	264,844	234,258
Total interest bearing deposits	1,307,983	1,309,219
Total Deposits	$1,816,132	$1,778,670

At December 31, 2017, the scheduled maturities of time deposits were as follows:

Years ending December 31,
2018	$35,536
2019	1,799
2020	1,446
2021	689
2022 and thereafter	890
Total	$40,360

Note 11 – Borrowings

Federal Home Loan Bank (FHLB) Advances

The Bank has a credit line with the FHLB of Des Moines equal to 35% of total Bank assets. At December 31, 2017 and 2016, the Bank did not have outstanding advances against this credit line under Blanket Agreements for Advances and Security Agreements (“the Agreements”). The Agreements enable the Bank to borrow funds from the FHLB to fund mortgage loan programs and to satisfy certain other funding needs.

Overnight Fed Funds Lines

At December 31, 2017 and 2016, the Bank had $17.0 million in Federal Funds lines of credit available with its correspondent banks. No borrowings were outstanding as of December 31, 2017.

Note 12 – Transactions with Board of Directors

The Directors of the Company and the Bank, and certain of the businesses with which they are associated, conduct banking transactions with the Company in the ordinary course of business. The following is a summary of loan transactions with the Board of Directors of the Company and certain of their associated businesses:

	Years Ended December 31,
	2017	2016
	(Dollars in thousands)
Beginning balance	$8,832	$4,656
Undisbursed commitments	250	2,610
New loans granted	998	3,878
Principal repayments	(614)	(2,312)
Ending balance of term loans	$9,466	$8,832
Year-end balance of revolving accounts	3,610	2,679
Total term loans and revolving accounts	$13,076	$11,511

In addition, the Bank leases certain facilities from two separate entities in which two of its directors have separate ownership interests. Lease payments made to these entities during the years ended December 31, 2017, 2016 and 2015 approximated $329 thousand, $379 thousand and $370 thousand, respectively.

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

The income tax provision includes the following components:

	For the Years
	2017	2016	2015
Government of Guam tax expense (benefit):
Current	$4,983	$4,686	$2,168
Deferred	2,807	(961)	(866)
Foreign income taxes (including U.S. income taxes)	1,846	1,991	2,764
Total income tax expense	$9,636	$5,716	$4,066

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	2017	2016	2015
Statutory Guam income tax rate	35.00%	34.00%	34.00%
Permanent differences	-3.38%	-4.54%	-7.52%
Other	21.38%	0.20%	0.00%
Total income tax expense	53.00%	29.66%	26.48%

The difference between effective income tax expense and income tax expense computed at the Guam statutory rate was due to nontaxable interest income earned on loans to the Government of Guam for each of the years ended December 31, 2017, 2016 and 2015. There was a one-time impact on total income tax expense and the effective tax rate in 2017 due to an adjustment of $3.5 million in the valuation allowance of the Company’s deferred tax asset in response to the lowering of the maximum corporate tax rate from 35% to 21% by the Tax Cuts and Jobs Act of December 22, 2017.

The components of deferred income taxes are as follows:

	2017	2016	2015
Deferred loan origination fees	$273	$(123)	$62
Mortgage servicing rights	(115)	23	20
Loan loss provision	1,600	(447)	(575)
Deferred rent	106	(18)	(19)
Other real estate owned valuation	5	21	(48)
Fixed assets	(357)	23	23
Stock-based compensation	1,142	(65)	(10)
SERP	(365)	(343)	(290)
Accrued bonus	22	(32)	(29)
Securities available-for-sale	496	-	-
Net operating loss	1,221	(461)	(455)
Change in valuation allowance	(1,221)	461	455
Deferred tax (benefit) provision	$2,807	$(961)	$(866)

The components of the net deferred tax asset are as follows:

	2017	2016
Deferred tax asset:
Allowance for loan losses	$3,740	$5,340
Net operating loss	1,973	3,195
Loan origination fees	602	875
Stock-based compensation	-	498
Net unrealized gain on securities held-to-maturity	8	15
Net unrealized gain on securities available-for-sale	793	1,108
Deferred rent	214	321
Accruals not currently deductible	1,148	1,456
Total deferred tax asset	8,478	12,808
Deferred tax liability:
Fixed assets	(630)	(987)
Mortgage servicing rights	(412)	(528)
Total deferred tax liability	(1,042)	(1,515)
Valuation allowance	(1,973)	(3,196)
Net deferred tax asset	$5,463	$8,097

A valuation allowance of $2.0 million and $3.2 million have been provided at December 31, 2017 and 2016, respectively, to reduce the deferred tax asset because, in management’s opinion, it is more likely than not that less than the entire amount will be realized. This is primarily due to the operating losses in the CNMI region.

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

The Bank is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2011.

Note 14 – Employee Benefit Plans

Stock Purchase Plan

The Bank’s 2011 Employee Stock Purchase Plan (the “2011 Plan”) was adopted by the Bank’s Board of Directors and approved by the Bank’s Stockholders on May 2, 2011. The 2011 Plan is open to all employees of the Company and the Bank who have met certain eligibility requirements.

Under the 2011 Plan, as amended and restated as of July 1, 2012, eligible employees can purchase, through payroll deductions, shares of common stock at a discount. The right to purchase stocks is granted to eligible employees during a period of time that is established from time to time by the Board of Directors of the Company. Eligible employees cannot accrue the right to purchase more than $25 thousand worth of stock at the fair market value at the beginning of each offer period. Eligible employees also may not purchase more than one thousand five hundred (1,500) shares of stock in any one offer period. The shares are purchased at 85% of the fair market price of the stock on the enrollment date. The Bank recognized $30 thousand, $28 thousand and $29 thousand in compensation expense in 2017, 2016 and 2015.

Employee Retirement Savings Plan

The Bank has a 401(k) Plan whereby substantially all employees, with at least one year of continuous service, are eligible to participate in the Plan. Effective March 1, 2008, the Bank makes matching contributions equal to 100% of an employee’s deferrals, up to 1% of the employee’s compensation, plus 50% of the employee’s deferrals that exceed 1% but are less than 6% of the employee’s compensation. Effective March 1, 2008, matching contributions become 100% vested to the employee after two years of service. For the years ended December 31, 2017, 2016 and 2015, the expense attributable to the Plan was $591 thousand, $543 thousand and $506 thousand, respectively.

Supplemental Executive Retirement Plan (“SERP”)

In April 2011, the Bank established an unfunded Supplemental Executive Retirement Plan (the “SERP”) for its Executive Officers and Senior Vice Presidents. The SERP provides that, subject to meeting certain vesting requirements, they will become entitled to receive 12 equal successive monthly retirement payments totaling $50,000 per annum for Senior Vice Presidents, $100,000 for the Executive Vice Presidents, and $150,000 for the President and CEO for the 15 years immediately following the date of their retirement or other termination of their employment. Their monthly retirement payments are not tied to service with the Bank.

The Company follows FASB ASC 715-30-35, which requires us to recognize in our balance sheet the funded status of any post-retirement plans that we maintain, and to recognize, in other comprehensive income, changes in the funded status of any such plans in any year in which changes occur.

The changes in the projected benefit obligation of other benefits under the Plan during 2017 and 2016, its funded status at December 31, 2017 and 2016, and the amounts recognized in the balance sheet at December 31, 2017 and 2016, were as follows:

	At December 31,
	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of period	$3,903	$2,925
Service cost	886	851
Interest cost	169	127
Participant contributions	-	-
Plan amendments	-	-
Combination/divestiture/curtailment/settlement/termination	-	-
Actuarial loss/(gain)	-	-
(Benefits paid)	-	-
Benefit obligation at end of period	$4,958	$3,903
Funded status:
Amounts recognized in the Statement of Financial Condition
Unfunded accrued SERP liability—current	$4,958	$3,903
Unfunded accrued SERP liability—noncurrent	-	-
Total unfunded accrued SERP liability	$4,958	$3,903
Net amount recognized in accumulated other comprehensive income
Prior service cost/(benefit)	$-	$-
Net actuarial loss/(gain)	-	-
Total net amount recognized in accumulated other comprehensive income	-	-
Accumulated benefit obligation	$4,958	$3,903
Components of net periodic SERP cost:
Service cost	$4,454	$3,568
Interest cost	504	335
Expected return on plan assets	-	-
Amortization of prior service cost/(benefit)	-	-
Amortization of net actuarial loss/(gain)	-	-
Net periodic SERP cost	$4,958	$3,903
Recognized in other comprehensive income:
Prior service cost/(benefit)	$-	$-
Net actuarial loss/(gain)	-	-
Amortization of prior service cost/(benefit)	-	-
Amortization of net actuarial loss/(gain)	-	-
Total recognized year to date in other comprehensive income	$-	$-
Assumptions as of December 31:
Assumed discount rate	4.33%	4.33%
Rate of compensation increase	0.00%	0.00%

As of December 31, 2017, $1.2 million in benefits are expected to be paid in the next five years. During 2018, $1.1 million is expected to be recognized in net periodic benefit cost.

Note 15 – Earnings Per Common Share

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Bank relate solely to shares for which employees’ funds have been collected but not issued under the Employee Stock Purchase Plan for 2017, 2016 and 2015, and are determined using the treasury stock method.

Earnings per common share have been computed based on reported net income and the following share data:

	Years Ended December 31,
	2017	2016	2015
Net income	$8,544	$13,553	$11,290
less preferred stock dividends	(552)	(49)	-
Net income available for common stockholders	7,992	13,504	11,290
Weighted average number of common shares outstanding	9,291	9,251	9,017
Effect of dilutive options	-	-	-
Weighted average number of common shares outstanding- used to calculate diluted earnings per common share	9,291	9,251	9,017
Income per common share:
Basic	$0.86	$1.46	$1.25
Diluted	$0.86	$1.46	$1.25

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

A summary of financial instruments with off-balance-sheet risk at December 31, 2017 and 2016 is as follows:

	December 31,
	2017	2016
Commitments to extend credit	$159,767	$152,585
Letters of credit:
Standby letters of credit	$54,707	$52,396
Commercial letters of credit	2,601	3,045
Total	$57,308	$55,441

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The commitments for certain lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. The Bank had recorded $24 thousand in reserve liabilities associated with these commitments at December 31, 2017.

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

The Bank considers its standby letters of credit to be guarantees. At December 31, 2017, the maximum undiscounted future payments that the Bank could be required to make was $57.3 million. All of these arrangements mature within one year. The Bank generally has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized; however, some are unsecured. The Bank recorded $24.0 thousand in liabilities associated with these guarantees at December 31, 2017.

Mortgage loans serviced for others are not included in the accompanying consolidated statements of condition. The unpaid principal balances of mortgage loans serviced for others were $205.5 million and $211.0 million at December 31, 2017 and 2016, respectively.

At December 31, 2017 and 2016, the Bank recorded mortgage servicing rights at their fair value of $1.9 million and $1.5 million, respectively.

The Bank utilizes facilities, equipment and land under various operating leases with terms ranging from 1 to 99 years. Some of these leases include scheduled rent increases. The total amount of the rent is being debited to expense under the straight-line method over the lease terms. The Bank has recorded a deferred obligation of $988 thousand and $874 thousand as of December 31, 2017 and 2016, respectively, which has been included within other liabilities, to reflect the excess of rent expense over cash paid on the leases.

At December 31, 2017, annual lease commitments under the above noncancelable operating leases were as follows:

Years ending December 31,
2018	$2,049
2019	1,797
2020	1,712
2021	1,351
2022 and Thereafter	21,413
Total	$28,322

The Bank leases certain facilities from two separate entities in which two of its directors have separate ownership interests. Lease payments made to these entities during the years ended December 31, 2017, 2016 and 2015 approximated $329 thousand, $379 thousand and $370 thousand, respectively.

Additionally, the Bank leases office space to third parties, with original lease terms ranging from 3 to 5 years with option periods ranging up to 15 years. At December 31, 2017, minimum future rents to be received under noncancelable operating sublease agreements were $47 thousand, $12 thousand, $0 thousand and $0 thousand for the years ending December 31, 2018, 2019, 2020 and 2021, respectively.

A summary of rental activities for years ended December 31, 2017, 2016 and 2015, is as follows:

	For the Years Ended December 31,
	2017	2016	2015
Rent expense	$2,852	$2,673	$2,480
Less: sublease rentals	193	291	274
Net rent expense	$2,659	$2,382	$2,206

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier 1 capital and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2017 and 2016, the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2017, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables.

There are no conditions or events since the notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of December 31, 2017 and 2016 are also presented in the table.

	Actual		For Capital Adequacy Purposes Under Basel III		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2017:
Total capital (to Risk Weighted Assets)	$151,699	12.490%	$112,347	9.250%	$121,456	10.000%
Tier 1 capital (to Risk Weighted Assets)	$136,521	11.240%	$88,056	7.250%	$97,165	8.000%
Tier 1 capital (to Average Assets)	$136,521	6.968%	$78,373	4.000%	$97,967	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$131,521	10.829%	$69,837	5.750%	$78,946	6.500%

At December 31, 2016:
Total capital (to Risk Weighted Assets)	$144,827	12.610%	$99,023	8.625%	$114,809	10.000%
Tier 1 capital (to Risk Weighted Assets)	$130,463	11.360%	$76,061	6.625%	$91,847	8.000%
Tier 1 capital (to Average Assets)	$130,463	7.060%	$73,937	4.000%	$92,421	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$125,463	10.930%	$58,839	5.125%	$74,626	6.500%

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

Since the formation of the Company in 2011, our assets have grown by 78.2% ($862.7 million), while our stockholders’ equity has grown by 55.7% ($49.4 million, including $36.9 million in retained earnings). The growth in assets has pressured our capital ratios, but those ratios remain well above the well capitalized standards. To provide sufficient capital resources to expand our holdings, the Board has approved the issuance of an additional $5.0 million in common stock during 2015, of which $2.9 million in was issued that year, and an additional $10.0 million in non-cumulative perpetual preferred stock, of which $9.8 million was issued during 2016.

During October 2017, the Company commenced a direct public offering of up to 1,632,653 shares of its common stock at $12.25 per share, for gross proceeds of up to $20.0 million. The shares will be offered for a period of one year, unless the offer is terminated earlier or extended for up to 180 days by our Board of Directors. The minimum investment for a single investor is $50.0 thousand.

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

In addition, the Company’s actual capital amounts and ratios as of December 31, 2017, and December 31, 2016, are also presented in the table below.

	Actual		For Capital Adequacy Purposes Under Basel III		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2017:
Total capital (to Risk Weighted Assets)	$156,300	12.834%	$112,648	9.250%	$121,781	10.000%
Tier 1 capital (to Risk Weighted Assets)	$141,052	11.582%	$88,291	7.250%	$97,425	8.000%
Tier 1 capital (to Average Assets)	$141,052	7.187%	$78,504	4.000%	$98,130	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$131,269	10.779%	$70,024	5.750%	$79,158	6.500%

At December 31, 2016:
Total capital (to Risk Weighted Assets)	$149,540	12.990%	$106,483	8.625%	$115,117	10.000%
Tier 1 capital (to Risk Weighted Assets)	$135,138	11.739%	$83,460	6.625%	$92,093	8.000%
Tier 1 capital (to Average Assets)	$135,138	7.299%	$85,633	4.000%	$92,576	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$125,355	10.889%	$66,192	5.125%	$74,826	6.500%

Note 18 – Parent Company Only Information

Condensed Statements of Financial Condition

(Dollars in thousands)

	December 31,
	2017	2016
Assets
Due from subsidiaries	$1,248	$1,454
Investment in subsidiaries	136,895	130,790
Other assets	4	8
Total assets	$138,147	$132,252
Liabilities and stockholders’ equity
Liabilities	$-	$-
Stockholders’ equity	138,147	132,252
Total liabilities and stockholders’ equity	$138,147	$132,252

Condensed Statements of Income

(Dollars in thousands)

	December 31,
	2017	2016	2015
Dividend income	$3,993	$3,918	$3,621
Interest expense	-	165	-
Other expenses	302	400	287
Equity in undistributed income of subsidiary	4,853	10,200	7,956
Net income	$8,544	$13,553	$11,290

Condensed Statements of Cash Flows

(Dollars in thousands)

	December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$8,544	$13,553	$11,290
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed (earnings) losses of subsidiary	(4,853)	(10,200)	(7,956)
Net change in operating assets and liabilities:
Other assets	5
Net cash provided by operating activities	3,696	3,353	3,334

Cash Flows from Investing activities:
Payments for investments in and advances to subsidiaries	(1,498)	(5,300)	-
Acquisition of an unconsolidated subsidiary	-	(3,075)	-
Dividends received from unconsolidated subsidiary	281	50	-
Other	-	19	(73)
Net cash used in investing activities	(1,217)	(8,306)	(73)

Cash Flows from Financing Activities:
Cash dividends paid	(4,269)	(3,750)	(3,621)
Proceeds from issuance of common stock	1,584	225	287
Proceeds from issuance of preferred stock	-	9,783	-
Net cash (used in) provided by financing activities	(2,685)	6,258	(3,334)
Net change in cash and cash equivalents	(206)	1,305	(73)
Cash and Cash Equivalents, beginning of period	1,454	149	222
Cash and Cash Equivalents, end of period	$1,248	$1,454	$149

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

Level 2:

Valuation is based on inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. The valuation may be based on quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active.

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

Financial assets measured at fair value on a recurring basis as of December 31, 2017 and 2016, are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At December 31, 2017
U.S. treasury notes and bonds	$59,169	$-	$-	$59,169
U.S. government agency and sponsored enterprise (GSE) debt securities	-	44,858	-	44,858
U.S. government agency pool securities	-	282,343	-	282,343
U.S. government agency or GSE	-	74,418	-	74,418
Other assets:
MSRs	-	-	1,903	1,903
Total fair value	$59,169	$401,619	$1,903	$462,691

At December 31, 2016
U.S. treasury notes and bonds	$72,378	$-	$-	$72,378
U.S. government agency and sponsored enterprise (GSE) debt securities	-	52,053	-	52,053
U.S. government agency pool securities	-	237,126	-	237,126
U.S. government agency or GSE	-	58,323	-	58,323
Other assets:
MSRs	-	-	1,527	1,527
Total fair value	$72,378	$347,502	$1,527	$421,407

There were no liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016.

During the periods ended December 31, 2017, 2016 and 2015, the changes in Level 3 assets (consisting solely of MSRs) measured at fair value on a recurring basis are as follows:

	Twelve Months Ended December 31,
	2017	2016	2015
Beginning balance	$1,527	$1,462	$1,405
Realized and unrealized net gains:
Included in net income	376	64	21
Included in other comprehensive income	-	-	-
Purchases, issuance and settlements
Purchases	-	-	-
Issuances	-	1	36
Settlements	-	-	-
Ending balance	$1,903	$1,527	$1,462

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

The following table presents quantitative information about the valuation technique and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring basis:

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average Rate
December 31, 2017
Financial instrument:
MSRs	$1,903	Discounted Cash Flow	Discount Rate	6.50% - 9.25%	8.00%
			Weighted Average Prepayment Rate (Public Securities Association)	125%

There were no transfers into or out of the Bank’s Level 3 financial instruments for the periods ended December 31, 2017, and December 31, 2016.

The valuation techniques for assets measured at fair value on a recurring basis are as follows:

Investment Securities

When quoted prices are available in an active market, the Bank classifies the securities within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid U.S. Government debt and equity securities.

If quoted market prices are not available, the Bank estimates fair values using pricing models and discounted cash flows that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, and credit spreads. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include GSE obligations, corporate bonds, and other securities. Mortgage-backed securities are included in Level 2 if observable inputs are available. In certain cases where there is limited activity or less transparency around inputs to the valuation, the Bank would classify those securities in Level 3. At December 31, 2017 and 2016, the Bank did not have any Level 3 securities.

Mortgage Servicing Rights

The fair value measurement of mortgage servicing rights is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques that incorporate assumptions that market participants would use in estimating the fair value of servicing rights. The most important of these assumptions is the interest rate used in discounting the future cash flows into their present value. Other assumptions might include estimates of prepayment speeds, costs to service, escrow account earnings, contractual servicing fee income, prepayment and late fees, among other considerations. The Bank’s mortgage servicing rights are considered a Level 3 measurement at December 31, 2017 and 2016.

Assets Measured at Fair Value on a Nonrecurring Basis

Under certain circumstances the Bank makes adjustments to fair value for assets and liabilities even though they are not measured at fair value on an ongoing basis. The following table presents the financial instruments carried on the consolidated statements of condition by caption and by level in the fair value hierarchy at December 31, 2017 and 2016, for which a nonrecurring change in fair value has been recorded:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2017
Financial assets:
Loans, net
Impaired loans	$-	$-	$-	$-

Other assets
Other real estate owned	$-	$-	$2,466	$2,466

December 31, 2016
Financial assets:
Loans, net
Impaired loans	$-	$-	$-	$-

Other assets
Other real estate owned	$-	$-	$2,746	$2,746

During the year 2017, no loan was written down as being collateral deficient from its carrying value during the year. The fair value of loans subject to write downs is estimated using the appraised value of the underlying collateral, discounted as necessary due to management’s estimates of changes in economic conditions, less the estimated costs of selling the assets.

Additionally, the Bank may make fair value adjustments to nonfinancial assets and liabilities in certain circumstances (such as impairments) though such nonfinancial assets and liabilities are not measured at fair value on recurring basis. The Bank does not have nonfinancial assets or liabilities for which a nonrecurring fair value has been recorded during the periods ended December 31, 2017 and 2016.

Fair Value of Other Financial Instruments

The estimated fair values of the Bank’s other financial instruments, excluding those assets recorded at fair value on a recurring basis on the Bank’s consolidated statements of condition, are as follows:

		Estimated fair value
	Carrying Amount	Level 1	Level 2	Level 3
December 31, 2017	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$126,127	$126,127	$-	$-
Restricted cash	400	400	-	-
Federal Home Loan Bank stock	2,303	-	2,303	-
Investment securities held-to-maturity	89,677	-	89,999	-
Loans	1,209,824	-	-	1,202,817
Total	$1,428,331	$126,527	$92,302	$1,202,817

Financial liabilities:
Deposits	1,816,132	-	-	1,816,773
Total	$1,816,132	$-	$-	$1,816,773

December 31, 2016	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$176,651	$176,651	$-	$-
Restricted cash	400	400	-	-
Federal Home Loan Bank stock	1,855	-	1,855	-
Investment securities held-to-maturity	96,167	-	97,063	-
Loans	1,158,045	-	-	1,149,937
Total	$1,433,118	$177,051	$98,918	$1,149,937

Financial liabilities:
Deposits	$1,778,670	$-	$-	$1,767,345
Total	$1,778,670	$-	$-	$1,767,345

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

Short-Term Borrowings

The carrying amounts of Federal Funds purchased and FHLB advances maturing within ninety days approximate their fair values. We had no outstanding short-term borrowings at December 31, 2016 or 2017.

Long-Term Borrowings

Fair value of FHLB advances maturing after ninety days is determined based on expected present value techniques based on current market rates for advances with similar terms and remaining maturities. We had no outstanding long-term borrowings at December 31, 2016 or 2017.

Accrued Interest

The carrying amount of accrued interest approximates fair value due to its short term nature.

Note 20 – Subsequent Events

None.