Form 10-Q
period 2018-03-31
BankGuam Holding Co
filed 2018-08-03
CIK 1527383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 3, 2018, the registrant had outstanding 9,635,055 shares of common stock.

BANKGUAM HOLDING COMPANY

FORM 10-Q

QUARTERLY REPORT

TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION		4

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	4

	Condensed Consolidated Statements of Condition at March 31, 2018, and December 31, 2017	4

	Condensed Consolidated Statements of Income for the three months ended March 31, 2018 and 2017	5

	Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017	6

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 4.	Controls and Procedures	51

PART II. OTHER INFORMATION		53

Item 6.	Exhibits	53

Signatures		54

Exhibit Index

Exhibit 10.01 Second Contract Extension dated March 26, 2018, between Lourdes A. Leon Guerrero and Bank of Guam (incorporated by reference to Exhibit 10.06 to the Company’s Form 10-K for the year ended December 31, 2017)

Exhibit 31.01 Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley At of 2002

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

We are not able to predict all of the factors that may affect future results. Forward-looking statements may be preceded by, followed by or include the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “is designed to” and similar expressions. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about our business that could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” included in filings we make from time to time with the U.S. Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for our fiscal year ended December 31, 2017, and our Quarterly Reports on Form 10-Q filed by us in fiscal 2018. We have no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or risks, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. New information, future events or risks could cause the forward-looking statements we discuss in this Quarterly Report not to occur. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

The financial statements and the notes thereto begin on the next page.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Condition

(in Thousands, Except Par Value)

	March 31, 2018	December 31, 2017
ASSETS
Cash and due from banks	$27,848	$29,033
Interest bearing deposits in banks	51,927	97,094
Total cash and cash equivalents	79,775	126,127
Restricted cash	400	400
Investment in unconsolidated subsidiary	3,198	3,167
Investment securities available-for-sale, at fair value	472,806	460,788
Investment securities held-to-maturity, at amortized cost (Fair Value $87,624 at 3/31/18 and $89,999 at 12/31/17, respectively)	88,148	89,677
Federal Home Loan Bank stock, at cost	2,356	2,303
Loans, net of allowance for loan losses ($18,057 and $17,279, respectively)	1,232,887	1,209,824
Accrued interest receivable	6,339	5,728
Premises and equipment, net	17,761	17,842
Other assets	48,426	50,090
Total assets	$1,952,096	$1,965,946

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$519,027	$508,149
Interest bearing	1,278,101	1,307,983
Total deposits	1,797,128	1,816,132
Accrued interest payable	129	131
Other liabilities	13,393	11,536
Total liabilities	1,810,650	1,827,799
Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock $0.2083 par value; 48,000 shares authorized; 9,667 and 9,446 shares issued and 9,635 and 9,414 shares outstanding at 3/31/18 and 12/31/17, respectively	2,015	1,969
Preferred stock $100.00 par value; 300 shares authorized; 9.8 shares issued and outstanding	980	980
Additional paid-in capital, Common stock	24,104	21,472
Additional paid-in capital, Preferred stock	8,803	8,803
Retained earnings	111,431	108,900
Accumulated other comprehensive loss	(5,597)	(3,687)
Common stock in treasury, at cost (32 shares)	(290)	(290)
Total stockholders’ equity	141,446	138,147
Total liabilities and stockholders’ equity	$1,952,096	$1,965,946

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Income

(Dollar and Share Amounts in Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2018	2017
Interest income:
Loans	$19,191	$17,152
Investment securities	2,434	1,752
Deposits with banks	248	183
Total interest income	21,873	19,087
Interest expense:
Savings deposits	510	492
Time deposits	30	38
Other borrowed funds	1	-
Total interest expense	541	530
Net interest income	21,332	18,557
Provision for loan losses	2,740	1,183
Net interest income, after provision for loan losses	18,592	17,374

Non-interest income:
Service charges and fees	1,683	1,398
Loss on sale of investment securities	(50)	(13)
Income from merchant services, net	692	590
Cardholders income, net	8	168
Trustee fees	200	196
Other income	883	700
Total non-interest income	3,416	3,039
Non-interest expense:
Salaries and employee benefits	8,805	8,370
Occupancy	1,795	1,556
Equipment and depreciation	2,315	2,022
Insurance	430	405
Telecommunications	493	437
FDIC assessment	370	396
Professional services	582	452
Contract services	411	504
Other real estate owned	22	55
Stationery and supplies	194	195
Training and education	192	306
General, administrative and other	1,927	2,457
Total non-interest expense	17,536	17,155
Income before income taxes	4,472	3,258
Income tax expense	844	973
Net income	3,628	2,285
Preferred stock dividend	(135)	(140)
Net income attributable to common stockholders	$3,493	$2,145

Earnings per common share:
Basic	$0.37	$0.25
Diluted	$0.37	$0.25
Dividends declared per common share	$0.10	$0.10
Basic weighted average common shares	9,544	9,268
Diluted weighted average common shares	9,544	9,268

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in Thousands)

	Three Months Ended March 31,
	2018	2017
Net income	$3,628	$2,285
Other comprehensive (loss) income:
Unrealized holding (loss) gain on available-for-sale securities arising during the period, net of tax	(2,080)	145
Reclassification for loss realized on available-for-sale securities	50	13
Amortization of post-transfer unrealized holding loss on held-to-maturity securities during the period, net of tax	120	108
Total other comprehensive (loss) income	(1,910)	266
Total comprehensive income	$1,718	$2,551

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Cash Flows

(in Thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$3,628	$2,285
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,740	1,183
Depreciation	874	809
Amortization of fees, discounts and premiums	377	333
Gain on sales of other real estate owned, net	(17)	(29)
Proceeds from sales of loans held for sale	3,149	4,193
Origination of loans held for sale	(3,149)	(4,193)
Increase in mortgage servicing rights	-	(2)
Realized loss on sale of available-for-sale securities	50	13
Income from equity investment in unconsolidated subsidiary	(113)	-
Dividends received from unconsolidated subsidiary	81	53
Net change in operating assets and liabilities:
Accrued interest receivable	(611)	(665)
Other assets	1,516	(1,151)
Accrued interest payable	(2)	(9)
Other liabilities	1,862	837
Net cash provided by operating activities	10,385	3,657

Cash flows from investing activities:
Purchases of available-for-sale securities	(47,530)	(33,916)
Proceeds from sales of available-for-sale securities	18,315	12,896
Maturities, prepayments and calls of available-for-sale securities	14,824	11,177
Maturities, prepayments and calls of held-to-maturity securities	1,564	1,494
Loan originations and principal collections, net	(25,803)	(10,171)
Costs of FHLB stock purchase	(53)	(448)
Proceeds from sales of other real estate owned	162	90
Purchases of premises and equipment	(793)	(965)
Net cash used in investing activities	(39,314)	(19,843)

Cash flows from financing activities:
Net decrease in deposits	(19,003)	(17,679)
Proceeds from issuance of common stock	2,678	60
Dividends paid	(1,098)	(1,067)
Net cash used in financing activities	(17,423)	(18,686)
Net change in cash, cash equivalents and restricted cash	(46,352)	(34,872)
Cash, cash equivalents and restricted cash at beginning of period	126,527	177,051
Cash, cash equivalents and restricted cash at end of period	$80,175	$142,179

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$542	$538
Income taxes	137	121
Supplemental disclosure of noncash investing and financing activities:
Net change in unrealized loss on held-to-maturity securities, net of tax	120	108
Net change in unrealized (gain) loss on available-for-sale securities, net of tax	(2,030)	158
Other real estate owned transferred from loans, net	-	133

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Notes to Condensed Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

Note 1 – Nature of Business

Organization

The accompanying condensed consolidated financial statements include the accounts of BankGuam Holding Company (“Company”) and its wholly-owned subsidiaries, Bank of Guam (“Bank”) and BankGuam Investment Services (“BGIS”). The Company is a Guam corporation organized on October 29, 2010, to act as a holding company of the Bank, a Guam banking corporation, a 22-branch bank serving the communities in Guam, the Commonwealth of the Northern Mariana Islands (CNMI), the Federated States of Micronesia (FSM), the Republic of the Marshall Islands (RMI), the Republic of Palau (ROP), and San Francisco, California. BankGuam Investment Services was incorporated in Guam in 2015 and initially capitalized during the first quarter of 2016. The Company executed an agreement to purchase up to 70% of ASC Trust Corporation through 2021, including its initial investment of 25% made in July 2016.

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

These unaudited condensed consolidated financial statements have been prepared on a basis consistent with prior periods, and should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2017, and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 on June 29, 2018.

Our condensed consolidated financial condition at March 31, 2018, and the condensed consolidated results of operations for the three months ended March 31, 2018, are not necessarily indicative of what our financial condition will be at December 31, 2018, or of the results of our operations that may be expected for the full year ending December 31, 2018.

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of income and expenses during the periods presented. Actual results could differ from those estimates

Restricted Cash

Interest-bearing deposits in banks that mature within one year are carried at cost. $150 thousand of these deposits are held jointly under the names of Bank of Guam and the Guam Insurance Commissioner, and serve as a bond for the Bank of Guam Trust Department, and $250 thousand of these deposits are held under the Bank of Guam and are pledged for the Banker’s Loan Processing (BLP) program.

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers”. Among other objectives, it is intended to provide more useful information to the users of financial statements by making the definition and recognition of revenue more comparable across reporting entities, industries, jurisdictions and capital markets. The Company’s revenue is primarily comprised of net interest income on financial assets less interest paid on financial liabilities, which are excluded from the scope of ASU No. 2014-09. The Company adopted ASU 2014-09 effective January 1, 2018, and it did not have a material impact on the Company’s consolidated financial position, cash flows, or results of operation. No cumulative adjustment was required upon adoption.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”, to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information and to address certain aspects of the recognition, measurement, presentation and disclosure of the fair value, including impairment assessments, of financial instruments. The Company has an equity investment in ASC that is accounted for under the equity method and is excluded from the scope of ASU 2016-01. We adopted ASU 2016-01 on January 1, 2018, and its adoption did not have a significant impact on the Company’s consolidated financial statements as all of the Company’s investment securities are classified as available-for-sale and held-to-maturity debt securities.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, which simplifies the principles applied to income taxes on stock compensation, including the timing of recognition, the classification of tax benefits or deficiencies on the statement of cash flows, the treatment of those taxes on the income statement, and the measurement of liability-classified awards at fair value or intrinsic value. Although this standard was adopted effective January 1, 2017, the Company has issued no stock options or phantom stock options to date; accordingly this update has had no impact on our consolidated financial position or results of operations at this time.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230)”, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash. Therefore, amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period- and end-of-period total amounts shown on the condensed consolidated statement of cash flows. The Company adopted ASU 2016-18 effective January 1, 2018, and it did not have a material impact on the Company’s consolidated financial position, or cash flows.

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

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”. This update requires that the service cost component of the Bank’s Supplemental Executive Retirement Program (SERP) be recorded and reported separately from the other cost component(s), in the same line item as other compensation costs related to services rendered by the beneficiary employees during the reporting period. The Company currently reports both the service cost and the other cost component(s) as a portion of General, administrative and other expense, whereas this update will require that the service cost component be reported as a portion of Salaries and employee benefits. This update also requires that the details of the components of the SERP be reported for the interim periods, in addition to the annual reporting of these costs. We adopted ASU 2017-07 effective January 1, 2018, and it had no material impact on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting”, which clarifies the application of the guidance in Topic 718 on stock compensation in order to reduce the diversity in practice and to reduce the cost and complexity of applying the Topic to a change in the terms or conditions of a share-based payment award. Although this standard was adopted effective January 1, 2018, the Company has issued no stock options or phantom stock options to date; accordingly this update is not expected to have an impact on our consolidated financial position or results of operation at this time.

In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220)”. This update allows a reclassification from accumulated other income to retained earnings for stranded tax effects related to the Tax Cuts and Jobs Act of December 22, 2017, and is intended to improve the usefulness of information reported to the users of financial statements. The effective date of this update is for fiscal years beginning after December 15, 2018. Although adoption of this standard is not required of the Company until January 1, 2020, early adoption is permitted, and we reclassified $495 thousand from other comprehensive income to retained earnings at March 31, 2018.

Recently Issued but Not Yet Adopted Accounting Pronouncements

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326)”, to amend the standards for the measurement of credit losses on financial instruments by replacing the historical incurred loss impairment methodology of determining the level of the allowance for loan and lease losses (ALLL), including losses associated with available-for-sale securities, with a more decision-useful methodology that reflects expected credit losses over the life of a financial instrument based upon historical experience, current conditions, and reasonable and supportable forecasts in determining the ALLL level, as well as the reserve for off-balance-sheet credit exposures. The Company is currently evaluating the provisions of ASU 2016-13 to determine the potential impact the new standard will have on our condensed consolidated financial statements, and has taken steps for the implementation when it becomes effective beginning January 1, 2020, such as gathering pertinent data, consulting with outside professionals and evaluating its current IT systems. Management expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the first reporting period in which the new standard is effective, but cannot yet estimate the magnitude of the one-time adjustment or the overall impact of the new guidance on the Company’s financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, a new Topic intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements on the basis that it is important that users of financial statements have a complete and understandable picture of an entity’s leasing activities. We do not believe that our current leasing activities will require complicated disclosure, but we are continuing to evaluate the impact of ASU 2016-02 on our consolidated financial statements. ASU 2016-02 will be effective beginning January 1, 2019.

Note 3 – Earnings Per Common Share

Basic earnings per common share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Potential common shares that may be issued by the Company relate to shares subscribed but not yet issued in 2018 and 2017 under the Employee Stock Purchase Plan, and are reported as dilutive options. No shares were subscribed but not issued at the end of the three months ended March 31, 2018 and 2017.

Earnings per common share are computed based on reported net income, preferred stock dividends and the following common share data:

	Three Months Ended March 31,
	2018	2017
Net income	$3,628	$2,285
Less preferred stock dividends	(135)	(140)
Net income available for common stockholders	3,493	2,145
Weighted average number of common shares outstanding	9,544	9,268
Effect of dilutive options	-	-
Weighted average number of common shares outstanding - used to calculate diluted earnings per common share	9,544	9,268
Income per common share:
Basic	$0.37	$0.25
Diluted	$0.37	$0.25

Note 4 – Investment Securities

The amortized cost and fair value of investment securities, with gross unrealized gains and losses, follows:

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$105,429	$-	$(2,072)	$103,357
U.S. government agency pool securities	276,837	10	(1,253)	275,594
U.S. government agency or GSE residential mortgage-backed securities	96,276	-	(2,421)	93,855
Total	$478,542	$10	$(5,746)	$472,806
Securities Held-to-Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$45,246	$164	$(143)	$45,267
U.S. government agency pool securities	11,243	9	(65)	11,187
U.S. government agency or GSE residential mortgage-backed securities	31,659	84	(573)	31,170
Total	$88,148	$257	$(781)	$87,624

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$105,407	$-	$(1,380)	$104,027
U.S. government agency pool securities	283,611	51	(1,319)	282,343
U.S. government agency or GSE residential mortgage-backed securities	75,560	-	(1,142)	74,418
Total	$464,578	$51	$(3,841)	$460,788
Securities Held-to-Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$45,178	$505	$(113)	$45,570
U.S. government agency pool securities	11,756	33	(35)	11,754
U.S. government agency or GSE residential mortgage-backed securities	32,743	243	(311)	32,675
Total	$89,677	$781	$(459)	$89,999

At March 31, 2018, and December 31, 2017, investment securities with a carrying value of $294.2 million and $307.3 million, respectively, were pledged to secure various government deposits and to meet other public requirements.

Proceeds and gross realized gains (losses) from the sales or calls of investment securities for the three months ended March 31, 2018 and 2017, are shown below:

	Three Months Ended March 31,
	2018	2017
Proceeds from sales	$18,315	$12,896
Gross realized gains from sales	$-	$1
Gross realized losses from sales	$(50)	$(14)

The amortized cost and estimated fair value of investment securities by contractual maturity at March 31, 2018, and December 31, 2017, are shown below.  Actual maturities may differ from contractual maturities because issuers may have the right to call or borrowers the right to prepay obligations with or without call or prepayment penalties.  At March 31, 2018, obligations of U.S. government corporations and agencies with amortized costs totaling $566.7 million consist predominantly of Small Business Administration agency pool securities totaling $288.1 million and residential mortgage-backed securities totaling $114.7 million whose contractual maturity, or principal repayment, will follow the repayment of the underlying small business loans or mortgages.  For purposes of the following table, the entire outstanding balance of these SBA Pools and mortgage-backed securities issued by U.S. government corporations and agencies is categorized based on final maturity date.  At March 31, 2018, the Bank estimates the average remaining life of these SBA Pools and mortgage-backed securities to be approximately 3.7 years and 3.9 years, respectively.

	March 31, 2018
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$5,159	$5,104	$9,008	$8,968
Due after one but within five years	105,232	103,193	51,223	51,300
Due after five but within ten years	69,701	68,682	17,556	17,281
Due after ten years	298,450	295,827	10,361	10,075
Total	$478,542	$472,806	$88,148	$87,624

	December 31, 2017
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$336	$336	$7,004	$6,978
Due after one but within five years	111,443	110,041	53,451	54,044
Due after five but within ten years	51,861	51,450	18,336	18,262
Due after ten years	300,938	298,961	10,886	10,715
Total	$464,578	$460,788	$89,677	$89,999

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2018, and December 31, 2017.

	March 31, 2018
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
Securities Available for Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(485)	$29,387	$(1,587)	$73,970	$(2,072)	$103,357
U.S. government agency pool securities	(243)	89,367	(1,010)	165,648	(1,253)	255,015
U.S. government agency or GSE residential mortgage-backed securities	(1,249)	62,029	(1,172)	31,826	(2,421)	93,855
Total	$(1,977)	$180,783	$(3,769)	$271,444	$(5,746)	$452,227

Securities Held to Maturity
U.S. government agency or GSE residential mortgage-backed securities	$(43)	$1,986	$(100)	$13,926	$(143)	$15,912
U.S. government agency pool securities	(63)	5,584	(2)	2,148	(65)	7,732
U.S. government agency or GSE residential mortgage-backed securities	(255)	18,087	(318)	6,045	(573)	24,132
Total	$(361)	$25,657	$(420)	$22,119	$(781)	$47,776

	December 31, 2017
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
Securities Available for Sale
U.S. government agency or GSE residential mortgage-backed securities	$(273)	$29,582	$(1,107)	$74,445	$(1,380)	$104,027
U.S. government agency pool securities	(241)	91,519	(1,078)	168,164	(1,319)	259,683
U.S. government agency or GSE residential mortgage-backed securities	(321)	35,384	(821)	39,034	(1,142)	74,418
Total	$(835)	$156,485	$(3,006)	$281,643	$(3,841)	$438,128

Securities Held to Maturity
U.S. government agency or GSE residential mortgage-backed securities	$(33)	$4,002	$(80)	$11,946	$(113)	$15,948
U.S. government agency pool securities	(10)	5,422	(25)	3,201	(35)	8,623
U.S. government agency or GSE residential mortgage-backed securities	(101)	8,478	(210)	5,371	(311)	13,849
Total	$(144)	$17,902	$(315)	$20,518	$(459)	$38,420

The investment securities that were in an unrealized loss position as of March 31, 2018, which comprised a total of 172 securities, were not other-than-temporarily impaired. Specifically, the 172 securities are comprised of the following: 96 Small Business Administration (SBA) Pool securities, 23 mortgage-backed securities issued by the Government National Mortgage Association (GNMA), 21 mortgage-backed securities issued by the Federal National Mortgage Association (FNMA) and 7 agency securities issued by the Federal Home Loan Bank (FHLB), 4 mortgage-backed securities and 1 step up bond issued by the Federal Home Loan Mortgage Corporation (FHLMC), 1 agency security issued by the Federal Farm Credit Banks (FFCB), and 19 U.S. Treasuries.

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

Investment in Unconsolidated Subsidiary

In May 2016, the Company entered into a Stock Purchase Agreement to acquire 25% of ASC Trust Corporation, a Guam trust company. In July 2016, subsequent to the approval of the Federal Reserve Bank of San Francisco in June 2016, the purchase was executed.  The Agreement provides for the acquisition of an additional 20% of the stock of ASC Trust Corporation in April 2019, and another 25% in April 2021, with both future purchases subject to regulatory approval. The Agreement contains customary warranties, representations and indemnification provisions. The ASC Trust Corporation stock is subject to the equity method of accounting in our condensed consolidated statements of condition. During the three months ended March 31, 2018, the Company’s recorded investment in ASC Trust Corporation increased by $31 thousand, based upon the earnings of ASC Trust Corporation that are attributed to the Company’s ownership, less the amount of dividends received during the first three months of the year.

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

During the three months ended March 31, 2018 and 2017, the Bank originated and sold approximately $3.1 million and $4.2 million, respectively, in FHLMC mortgage loans.

Mortgage loans serviced for others are not included in the accompanying condensed consolidated statements of condition. The unpaid principal balances of mortgage loans serviced for others were $202.8 million and $205.5 million at March 31, 2018, and December 31, 2017, respectively. The decrease of $2.7 million (1.3%) during the first quarter of 2018 was due to scheduled principal payments and prepayments.

We retain mortgage servicing rights on mortgage loans that we sell. Such rights represent the net positive cash flows generated from the servicing of such mortgage loans and we recognize such rights as assets on our statements of financial condition based on their estimated fair values. We receive servicing fees, less any subservicing costs, on the unpaid principal balances of such mortgage loans. Those fees are collected from the monthly payments made by the mortgagors or from the proceeds of the sale or foreclosure and liquidation of the underlying real property collateralizing the loans. At March 31, 2018, and December 31, 2017, mortgage servicing rights totaled $1.9 million and $1.9 million, respectively, and are included in other assets in the accompanying condensed consolidated statements of condition. The Bank accounts for mortgage servicing rights at fair value with changes in fair value recorded in the condensed consolidated statements of income.

Loans

Outstanding loan balances are presented net of unearned income, deferred loan fees, and unamortized discount and premium. Loans subject to ASC 310-30 are presented net of the related accretable yield.

The loan portfolio consisted of the following at:

	March 31, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
Commercial
Commercial & industrial	$267,084	21.3%	$256,022	20.8%
Commercial mortgage	565,269	45.1%	553,125	45.0%
Commercial construction	14,408	1.1%	10,157	0.8%
Commercial agriculture	710	0.1%	716	0.1%
Total commercial	847,471	67.6%	820,020	66.7%
Consumer
Residential mortgage	137,228	10.9%	137,962	11.2%
Home equity	525	0.0%	545	0.0%
Automobile	30,367	2.4%	30,490	2.5%
Other consumer loans[1]	238,144	19.0%	240,863	19.6%
Total consumer	406,264	32.4%	409,860	33.3%
Gross loans	1,253,735	100.0%	1,229,880	100.0%
Deferred loan (fees) costs, net	(2,791)		(2,777)
Allowance for loan losses	(18,057)		(17,279)
Loans, net	$1,232,887		$1,209,824

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

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

Set forth below is a summary of the Bank’s activity in the allowance for loan losses during the three months ended March 31, 2018 and 2017, and the year ended December 31, 2017:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	Year Ended December 31, 2017
Balance, beginning of period	$17,279	$15,435	$15,435
Provision for loan losses	2,740	1,183	7,519
Recoveries on loans previously charged off	458	336	1,604
Charged off loans	(2,420)	(1,619)	(7,279)
Balance, end of period	$18,057	$15,335	$17,279

Set forth below is information regarding loan balances and the related allowance for loan losses, by portfolio type, for the three months ended March 31, 2018 and 2017, and the year ended December 31, 2017, respectively.

	Commercial	Residential Mortgages	Consumer	Total
	(Dollars in thousands)
Three Months Ended March 31, 2018
Allowance for loan losses:
Balance at beginning of period	$7,623	$1,409	$8,247	$17,279
Charge-offs	(314)	-	(2,106)	$(2,420)
Recoveries	20	2	436	$458
Provision	3,273	(133)	(400)	$2,740
Balance at end of period	$10,602	$1,278	$6,177	$18,057

Allowance balance at end of period related to:
Loans individually evaluated for impairment	$49	$101	$1,576	$1,726
Loans collectively evaluated for impairment	10,553	1,177	4,601	16,331
Ending Balance	$10,602	$1,278	$6,177	$18,057

Loan balances at end of period:
Loans individually evaluated for impairment	$7,254	$5,242	$1,958	$14,454
Loans collectively evaluated for impairment	840,217	132,511	266,553	1,239,281
Ending Balance	$847,471	$137,753	$268,511	$1,253,735

Three Months Ended March 31, 2017
Allowance for loan losses:
Balance at beginning of period	$7,264	$1,773	$6,398	$15,435
Charge-offs	-	(1)	(1,618)	$(1,619)
Recoveries	10	1	325	$336
Provision	76	1	1,106	$1,183
Balance at end of period	$7,350	$1,774	$6,211	$15,335

Allowance balance at end of period related to:
Loans individually evaluated for impairment	$2	$6	$1,049	$1,057
Loans collectively evaluated for impairment	$7,348	$1,768	$5,162	$14,278
Ending Balance	$7,350	$1,774	$6,211	$15,335

Loan balances at end of period:
Loans individually evaluated for impairment	$7,112	$6,151	$1,364	$14,627
Loans collectively evaluated for impairment	801,156	135,614	233,669	1,170,439
Ending Balance	$808,268	$141,765	$235,033	$1,185,066

Year Ended December 31, 2017
Allowance for loan losses:
Balance at beginning of period	$7,264	$1,773	$6,398	$15,435
Charge-offs	(172)	(145)	(6,962)	$(7,279)
Recoveries	47	6	1,551	$1,604
Provision	484	(225)	7,260	$7,519
Balance at end of period	$7,623	$1,409	$8,247	$17,279

Allowance balance at end of year related to:
Loans individually evaluated for impairment	$28	$90	$1,747	$1,865
Loans collectively evaluated for impairment	7,595	1,319	6,500	$15,414
Ending Balance	$7,623	$1,409	$8,247	$17,279

Loan balances at end of year:
Loans individually evaluated for impairment	$7,094	$5,442	$2,237	$14,773
Loans collectively evaluated for impairment	812,926	133,065	269,116	1,215,107
Ending Balance	$820,020	$138,507	$271,353	$1,229,880

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

Credit Quality

The following table provides a summary of the delinquency status of the Bank’s loans by portfolio type:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Non- Accrual	90 Days and Greater Still Accruing	Total Past Due	Current	Total Loans Outstanding
March 31, 2018
Commercial
Commercial & industrial	$293	$233	$315	$50	$891	$266,193	$267,084
Commercial mortgage	943	518	913	-	2,374	562,895	565,269
Commercial construction	-	-	-	-	-	14,408	14,408
Commercial agriculture	-	-	-	-	-	710	710
Total commercial	1,236	751	1,228	50	3,265	844,206	847,471

Consumer
Residential mortgage	7,226	2,682	1,235	-	11,143	126,085	137,228
Home equity	3	95	-	-	98	427	525
Automobile	1,603	406	-	119	2,128	28,239	30,367
Other consumer [1]	3,550	1,685	183	1,505	6,923	231,221	238,144
Total consumer	12,382	4,868	1,418	1,624	20,292	385,972	406,264
Total	$13,618	$5,619	$2,646	$1,674	$23,557	$1,230,178	$1,253,735

December 31, 2017
Commercial
Commercial & industrial	$155	$546	$-	$20	$721	$255,301	$256,022
Commercial mortgage	-	803	364	-	1,167	551,958	553,125
Commercial construction	-	-	-	-	-	10,157	10,157
Commercial agriculture	-	-	-	-	-	716	716
Total commercial	155	1,349	364	20	1,888	818,132	820,020

Consumer
Residential mortgage	5,804	3,046	2,373	-	11,223	126,739	137,962
Home equity	7	96	-	-	103	442	545
Automobile	1,512	415	-	201	2,128	28,362	30,490
Other consumer [1]	3,513	2,157	257	1,725	7,652	233,211	240,863
Total consumer	10,836	5,714	2,630	1,926	21,106	388,754	409,860
Total	$10,991	$7,063	$2,994	$1,946	$22,994	$1,206,886	$1,229,880

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

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

The following table provides information as of March 31, 2018, and December 31, 2017, with respect to loans on non-accrual status, by portfolio type:

	March 31, 2018	December 31, 2017
	(Dollars in thousands)
Non-accrual loans:
Commercial
Commercial & industrial	$500	$426
Commercial mortgage	6,419	6,554
Commercial construction	-	-
Commercial agriculture	-	-
Total commercial	6,919	6,980

Consumer
Residential mortgage	$5,210	$6,063
Home equity	5	-
Automobile	-	-
Other consumer [1]	334	311
Total consumer	5,549	6,374
Total non-accrual loans	$12,468	$13,354

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

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

Pass (B): Standard: Multiple, strong sources of repayment. These are loans to borrowers with a demonstrated history of financial and managerial performance. The risk of loss is considered to be low. Loans are well-structured, with clearly identified primary and readily available secondary sources of repayment. These loans may be secured by an equal amount of funds in a savings account or time certificate of deposit. These loans may also be secured by marketable collateral whose value can be reasonably determined through outside appraisals. The borrower characteristically has well supported cash flows and low leverage.

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

The Bank classifies its loan portfolios using internal credit quality ratings, as discussed above under Allowance for Loan Losses. The following table provides a summary of loans by portfolio type and the Bank’s internal credit quality ratings as of March 31, 2018, and December 31, 2017:

	March 31, 2018	December 31, 2017	Increase (Decrease)
	(Dollars in thousands)
Pass:
Commercial & industrial	$234,371	$222,662	$11,709
Commercial mortgage	523,632	511,702	11,930
Commercial construction	14,408	10,157	4,251
Commercial agriculture	710	716	(6)
Residential mortgage	131,856	131,743	113
Home equity	519	538	(19)
Automobile	30,248	30,289	(41)
Other consumer	236,305	238,827	(2,522)
Total pass loans	$1,172,049	$1,146,634	$25,415

Special Mention:
Commercial & industrial	$19,043	$20,528	$(1,485)
Commercial mortgage	5,895	32,723	(26,828)
Commercial construction	-	-	-
Commercial agriculture	-	-	-
Residential mortgage	137	139	(2)
Home equity	-	-	-
Automobile	-	-	-
Other consumer	-	-	-
Total special mention loans	$25,075	$53,390	$(28,315)

Substandard:
Commercial & industrial	$13,589	$12,810	$779
Commercial mortgage	35,742	8,700	27,042
Commercial construction	-	-	-
Commercial agriculture	-	-	-
Residential mortgage	401	645	(244)
Home equity	-	-	-
Automobile	-	-	-
Other consumer	-	-	-
Total substandard loans	$49,732	$22,155	$27,577

Formula Classified:
Commercial & industrial	$81	$22	$59
Commercial mortgage	-	-	-
Commercial construction	-	-	-
Commercial agriculture	-	-	-
Residential mortgage	4,834	5,435	(601)
Home equity	6	7	(1)
Automobile	119	201	(82)
Other consumer	1,839	2,036	(197)
Total formula classified loans	$6,879	$7,701	$(822)

Doubtful:
Commercial & industrial	$-	$-	$-
Commercial mortgage	-	-	-
Commercial construction	-	-	-
Commercial agriculture	-	-	-
Residential mortgage	-	-	-
Home equity	-	-	-
Automobile	-	-	-
Other consumer	-	-	-
Total doubtful loans	$-	$-	$-
Total outstanding loans, gross	$1,253,735	$1,229,880	$23,855

As the above table indicates, the Bank’s total gross loans approximated $1.25 billion at March 31, 2018, up from $1.23 billion at December 31, 2017. The disaggregation of the portfolio by risk rating in the table reflects the following changes between December 31, 2017, and March 31, 2018:

•

Loans rated “pass” increased by $25.4 million to $1.17 billion at March 31, 2018, up from $1.15 billion at December 31, 2017. The increase was primarily in commercial mortgage loans, which grew by $11.9 million, commercial & industrial loans, which rose by $11.7 million and commercial construction loans, which were up by $4.3 million. These increases were primarily offset by a decrease in other consumer loans by $2.5 million. The increases in commercial mortgage loans and commercial & industrial loans are due to new loans, and the increase in commercial construction loans is due to new loans and additional disbursements. The decrease in other consumer loans of $2.5 million was due to pay offs, pay downs, charge offs and loans classified from “pass” to “formula classified”.

•

The “special mention” category, decreased by $28.3 million, from $53.4 million to $25.1 million between December 31, 2017 and March 31, 2018. This is attributed to a decrease in special mention commercial mortgage loans by $26.8 million, primarily as a result of one loan relationship that was reclassified from “special mention” to “substandard.” Additionally, there was a decrease in special mention commercial & industrial loans by $1.5 million, principally due to paydowns, pay offs and the reassignment of risk reclassifications.

•

Loans classified “substandard” increased by $27.6 million, to $49.7 million at March 31, 2018, from $22.2 million at December 31, 2017. The increase was mainly the result of the reclassification of one loan relationship to “substandard” from “special mention.”

•

The “formula classified” category decreased by $822  thousand, to $6.9 million at March 31, 2018, from $7.7 million at December 31, 2017, primarily due to a decrease of $601 thousand in residential mortgage loans in this category.

•	There were no loans classified as “doubtful” at either March 31, 2018, or December 31, 2017.

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

The following table sets forth information regarding non-accrual loans and restructured loans, at March 31, 2018, and December 31, 2017:

	March 31, 2018	December 31, 2017
	(Dollars in thousands)
Impaired loans:
Restructured loans:
Non-accruing restructured loans	$5,170	$5,265
Accruing restructured loans	285	305
Total restructured loans	5,455	5,570
Other non-accruing impaired loans	9,000	9,203
Total impaired loans	$14,455	$14,773

Impaired loans less than 90 days delinquent and included in total impaired loans	$10,135	$6,651

The table below contains additional information with respect to impaired loans, by portfolio type, at March 31, 2018, and December 31, 2017:

	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
March 31, 2018, With no related allowance recorded:
Commercial & industrial	$491	$491	$498	$1
Commercial mortgage	6,094	6,094	6,125	-
Commercial construction	-	-	-	-
Commercial agriculture	-	-	-	-
Residential mortgage	27	27	27	-
Home equity	-	-	-	-
Automobile	-	-	-	-
Other consumer	-	-	-	-
Total impaired loans with no related allowance	$6,612	$6,612	$6,650	$1

March 31, 2018, With a related allowance recorded:
Commercial & industrial	$344	$551	$226	$1
Commercial mortgage	325	350	297	-
Commercial construction	-	-	-	-
Commercial agriculture	-	-	-	-
Residential mortgage	5,210	5,261	5,515	6
Home equity	6	6	6	-
Automobile	119	130	157	2
Other consumer	1,839	1,839	1,999	13
Total impaired loans with a related allowance	$7,843	$8,137	$8,200	$22

December 31, 2017, With no related allowance recorded:
Commercial & industrial	$515	$515	$532	$1
Commercial mortgage	6,192	6,192	5,767	-
Commercial construction	-	-	-	-
Commercial agriculture	-	-	-	-
Residential mortgage	-	-	-	-
Home equity	-	-	-	-
Automobile	-	-	-	-
Other consumer	-	-	-	-
Total impaired loans with no related allowance	$6,707	$6,707	$6,299	$1

December 31, 2017, With a related allowance recorded:
Commercial & industrial	$180	$351	$113	$1
Commercial mortgage	208	233	264	-
Commercial construction	-	-	-	-
Commercial agriculture	-	-	-	-
Residential mortgage	5,435	5,448	5,644	-
Home equity	7	7	7	-
Automobile	201	211	108	3
Other consumer	2,035	2,035	1,629	17
Total impaired loans with a related allowance	$8,066	$8,285	$7,765	$21

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

Troubled Debt Restructurings

In accordance with FASB’s Accounting Standards Update No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring” (ASU No. 2011-02), the Bank had $5.5 million of troubled debt restructurings (TDRs) as of March 31, 2018, down by $115 thousand from $5.6 million at December 31, 2017, and entirely in commercial mortgage loans. The restructured loans recorded with the Bank have been modified for the purpose of alleviating temporary impairments to the borrower’s financial condition. The modifications that the Bank has extended to borrowers have come in the form of a change in the amortization terms, a reduction in the interest rate, and interest-only payments. The workout plan between the borrower and the Bank is designed to provide a bridge for cash flow shortfalls in the near term. As the borrower works through the near-term issues, in most cases, the original contractual terms will be reinstated.

Additional information regarding performing and nonperforming TDRs at March 31, 2018, and December 31, 2017, is set forth in the following table:

		Pre-Modification Outstanding		Post-Modification Outstanding	Outstanding Balance
	Number of Loans	Recorded Investment	Principal Modifications	Recorded Investment	March 31, 2018	December 31, 2017
Performing
Residential mortgage	-	$-	$-	$-	$-	$-
Commercial mortgage	2	369	-	369	285	305
Automobile	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total Performing	2	$369	$-	$369	$285	$305
Nonperforming
Residential mortgage	-	$-	$-	$-	$-	$-
Commercial mortgage	8	7,939	-	7,939	5,170	5,265
Automobile	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total Nonperforming	8	$7,939	$-	$7,939	$5,170	$5,265
Total Troubled Debt Restructurings (TDRs)	10	$8,308	$-	$8,308	$5,455	$5,570

Principal modification includes principal forgiveness at the time of modification, contingent principal forgiveness granted over the life of the loan based on borrower performance, and principal that has been legally separated and deferred to the end of the loan, with zero percent contractual interest rate.

During the three-month periods ended March 31, 2018 and 2017, no loans were modified as troubled debt restructurings.

There were no defaults on troubled debt restructurings within twelve months following the modification during the three months ended March 31, 2018 and 2017.

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

Note 7 – Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the United States federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s, BGIS’s and the Company’s condensed consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items, as calculated under regulatory accounting practices.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). As of March 31, 2018, and December 31, 2017, the Bank met all capital adequacy requirements to which it is subject.

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

In July 2013, the U.S. banking regulatory agencies approved the U.S. version of Basel III. The agencies-adopted version of Basel III revises the risk-based and leverage capital requirements and the method for calculating risk-weighted assets to make them consistent with Basel III and to meet the requirements of the Dodd-Frank Act. Although many of the rules contained in these final regulations are applicable only to large, internationally active banks, some of them apply on a phased-in basis to all banking organizations, including the Company and the Bank. Among other things, the rules establish a new minimum common equity Tier 1 ratio (4.5% of risk-weighted assets), a higher minimum Tier 1 risk-based capital requirement (6.0% of risk-weighted assets) and a minimum non-risk-based leverage ratio (4.0%, eliminating a 3.0% exception for higher rated banks). The new additional capital conservation buffer of 2.5% of risk weighted assets over each of the required capital ratios are being phased in from 2016 to 2019 (1.875% in 2018 and 1.25% in 2017) and must be met to avoid limitations on the ability of the Company and the Bank to pay dividends, repurchase shares or pay discretionary bonuses. An additional “countercyclical capital buffer” is required for larger and more complex institutions. The new rules assign higher risk weighting to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. The rules also change the permitted composition of Tier 1 capital to exclude trust preferred securities, mortgage servicing rights and certain deferred tax assets, and include unrealized gains and losses on available-for-sale debt and equity securities (through a one-time opt out option for Standardized Banks (banks with less than $250 billion of total consolidated assets and less than $10 billion of foreign exposures) which the Company and the Bank elected at March 31, 2015). The rules, including alternative requirements for smaller community financial institutions like the Company and the Bank, will be phased in through 2019.

As of March 31, 2018, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of March 31, 2018, and December 31, 2017, are also presented in the table below.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2018:
Total capital (to Risk Weighted Assets)	$157,290	12.700%	$122,307	9.875%	$123,855	10.000%
Tier 1 capital (to Risk Weighted Assets)	$141,776	11.447%	$97,536	7.875%	$99,084	8.000%
Tier 1 capital (to Average Assets)	$141,776	7.187%	$78,902	4.000%	$98,627	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$136,776	11.043%	$78,958	6.375%	$80,506	6.500%

At December 31, 2017:
Total capital (to Risk Weighted Assets)	$151,699	12.490%	$112,347	9.250%	$121,456	10.000%
Tier 1 capital (to Risk Weighted Assets)	$136,521	11.240%	$88,056	7.250%	$97,165	8.000%
Tier 1 capital (to Average Assets)	$136,521	6.968%	$78,373	4.000%	$97,967	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$131,521	10.829%	$69,837	5.750%	$78,946	6.500%

In addition, the Company’s actual capital amounts and ratios as of March 31, 2018, and December 31, 2017, are also presented in the table below.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2018
Total capital (to Risk Weighted Assets)	$161,814	13.031%	$122,628	9.875%	$124,181	10.000%
Tier 1 capital (to Risk Weighted Assets)	$146,260	11.778%	$97,792	7.875%	$99,344	8.000%
Tier 1 capital (to Average Assets)	$146,260	7.403%	$79,026	4.000%	$98,782	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$136,478	10.990%	$79,165	6.375%	$80,717	6.500%

At December 31, 2017
Total capital (to Risk Weighted Assets)	$156,300	12.834%	$112,648	9.250%	$121,781	10.000%
Tier 1 capital (to Risk Weighted Assets)	$141,052	11.582%	$88,291	7.250%	$97,425	8.000%
Tier 1 capital (to Average Assets)	$141,052	7.187%	$78,504	4.000%	$98,130	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$131,269	10.779%	$70,024	5.750%	$79,158	6.500%

Stock Purchase Plan

Under the Bank’s 2011 Employee Stock Purchase Plan, eligible employees can purchase, through payroll deductions, shares of common stock at a discount. The right to purchase stocks is granted to eligible employees during a quarterly offer period that is established from time to time by the Board of Directors of the Company. Eligible employees cannot accrue the right to purchase more than $25 thousand worth of stock at the fair market value at the beginning of each offer period. Eligible employees also may not purchase more than one thousand five hundred (1,500) shares of stock in any one offer period. The shares are purchased at 85% of the fair market price of the stock on the enrollment date. Proceeds from the issuance of common stock under this Plan were $60 thousand during the first three months of 2017, compared to proceeds of $60 thousand during the year-earlier period.

Non-Cumulative Perpetual Preferred Stock

Commencing September 15, 2016, the Company offered a private placement of securities for the issuance and sale of an aggregate of 10,000 shares of its new, non-voting Series A Non-Cumulative Perpetual Preferred Stock (the “Series A Preferred Stock”). These securities were offered to various accredited and a limited number of non-accredited investors for total proceeds of up to $10 million (the “Offering”). Each subscriber could purchase a minimum number of Series A Preferred Stock equivalent to at least $250,000 (250 shares). This offering carried a subscription price of $1 thousand per share and an initial fixed yield of 5.5% per annum, but the yield becomes floating at June 30, 2021, after which the annual yield will be the three-month LIBOR rate plus 4.825%. The Series A Preferred Stock carries a liquidation preference of $1 thousand per share. The Offering agreement contains customary warranties, representations and indemnification provisions, and expired on December 31, 2016. At March 31, 2018, 9,783 of these shares were issued and outstanding.

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

A summary of financial instruments with off-balance-sheet risk at March 31, 2018, and December 31, 2017, is as follows:

	March 31, 2018	December 31, 2017
Commitments to extend credit	$156,949	$159,767
Letters of credit:
Standby letters of credit	$53,337	$54,707
Commercial letters of credit	3,444	2,601
Total	$56,781	$57,308

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for some lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. There was $25.5 thousand in reserve liabilities associated with these commitments at March 31, 2018.

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

The Bank considers its standby and other letters of credit to be payment guarantees. At March 31, 2018, the maximum undiscounted future payments that the Bank could be required to make for all outstanding letters of credit were $56.8 million. All of these arrangements mature within one year. The Bank has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized; however, several are unsecured. The Bank had recorded $25.5 thousand in reserve liabilities associated with these guarantees at March 31, 2018.

Note 9 – Income Taxes

We record an amount equal to the tax credits, tax loss carry-forwards and tax deductions (“tax benefits”) that we believe will be available to us to offset or reduce the amounts of our income taxes in future periods as a deferred tax asset on our condensed consolidated statements of condition. Under applicable federal and state income tax laws and regulations in the United States, such tax benefits will expire if not used within specified periods of time. Accordingly, the ability to fully use our deferred tax asset depends on the amount of taxable income that we generate during those time periods. At least once each year, or more frequently if warranted, we make estimates of future taxable income that we believe we are likely to generate during those future periods. If we conclude, on the basis of those estimates and the amount of the tax benefits available to us, that it is more likely than not that we will be able to fully utilize those tax benefits prior to their expiration, we recognize the deferred tax asset in full on our balance sheet. On the other hand, if we conclude on the basis of those estimates and the amount of the tax benefits available to us that it has become more likely than not that we will be unable to utilize those tax benefits in full prior to their expiration, then we would establish a (or increase any existing) valuation allowance to reduce the deferred tax asset on our balance sheet to the amount which we believe we are more likely than not to be able to utilize. Such a reduction is implemented by recognizing a non-cash charge that would have the effect of increasing the provision, or reducing any credit, for income taxes that we would otherwise have recorded in our consolidated statements of income. The determination of whether and the extent to which we will be able to utilize our deferred tax asset involves significant management judgments and assumptions that are subject to period-to-period changes as a result of changes in tax laws, changes in the market, or economic conditions that could affect our operating results or variances between our actual operating results and our projected operating results, as well as other factors.

A valuation allowance of $2.0 million has been provided at March 31, 2018, and December 31, 2017, to reduce the deferred tax asset because, in management’s opinion, it is more likely than not that less than the entire amount will be realized. The portion of the deferred tax asset with valuation allowance is attributable to a cumulative net operating loss carry forward from the Bank’s CNMI operations, which losses management anticipates will continue. The charge from the net operating loss has already been realized in the accompanying condensed consolidated statements of income as a result of the Guam income tax code.

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

Financial assets measured at fair value on a recurring basis as of March 31, 2018, and December 31, 2017, are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At March 31, 2018
U.S. treasury notes and bonds	$58,865	$-	$-	$58,865
U.S. government agency and sponsored enterprise (GSE) debt securities	-	44,492	-	44,492
U.S. government agency pool securities	-	275,594	-	275,594
U.S. government agency or GSE	-	93,855	-	93,855
Other assets:
MSRs	-	-	1,903	1,903
Total fair value	$58,865	$413,941	$1,903	$474,709

At December 31, 2017
U.S. treasury notes and bonds	$59,169	$-	$-	$59,169
U.S. government agency and sponsored enterprise (GSE) debt securities	-	44,858	-	44,858
U.S. government agency pool securities	-	282,343	-	282,343
U.S. government agency or GSE	-	74,418	-	74,418
Other assets:
MSRs	-	-	1,903	1,903
Total fair value	$59,169	$401,619	$1,903	$462,691

There were no liabilities measured at fair value on a recurring basis as of March 31, 2018, and December 31, 2017.

During the three months ended March 31, 2018 and 2017, the changes in Level 3 assets measured at fair value on a recurring basis are as follows:

	Three Months Ended March 31,
	2018	2017
Beginning balance	$1,903	$1,462
Realized and unrealized net gains:
Included in net income	-	64
Included in other comprehensive income	-	-
Purchases, issuance and settlements
Purchases	-	-
Issuances	-	1
Settlements	-	-
Ending balance	$1,903	$1,527

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
March 31, 2018
Financial instrument:
MSRs	$1,903	Discounted Cash Flow	Discount Rate	6.50% - 9.25%	8.00%
			Weighted Average Prepayment Rate (Public Securities Association)	125%
December 31, 2017
Financial instrument:
MSRs	$1,903	Discounted Cash Flow	Discount Rate	6.50% - 9.25%	8.00%
			Weighted Average Prepayment Rate (Public Securities Association)	125%

There were no transfers into or out of the Bank’s Level 3 financial instruments for the periods ended March 31, 2018 and December 31, 2017.

Nonrecurring Fair Value Measurements

Under certain circumstances, the Bank makes adjustments to fair value for assets and liabilities even though they are not measured at fair value on an ongoing basis. The following table presents the financial instruments carried on the condensed consolidated statements of condition by caption and by level in the fair value hierarchy at March 31, 2018, and December 31, 2017, for which a nonrecurring change in fair value has been recorded:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2018
Financial assets:
Loans, net
Impaired loans	$-	$-	$-	$-

Other assets
Other real estate owned	$-	$-	$2,321	$2,321

December 31, 2017
Financial assets:
Loans, net
Impaired loans	$-	$-	$-	$-

Other assets
Other real estate owned	$-	$-	$2,466	$2,466

The fair value of loans subject to write downs is estimated using the appraised value of the underlying collateral, discounted as necessary due to management’s estimates of changes in economic conditions.

Additionally, the Bank also makes adjustments to nonfinancial assets and liabilities even though they are not measured at fair value on an ongoing basis. With the exception of other real estate owned, the Bank does not have nonfinancial assets or liabilities for which a nonrecurring change in fair value has been recorded during the periods ended March 31, 2018, and December 31, 2017.

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

If quoted market prices are not available, the Bank estimates fair values using pricing models and discounted cash flows that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, and credit spreads. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include U.S. GSE obligations, U.S. government agency pool securities, and other securities. Mortgage-backed securities are included in Level 2 if observable inputs are available. In certain cases where there is limited activity or less transparency around inputs to the valuation, the Bank would classify those securities in Level 3. At March 31, 2018, and December 31, 2017, the Bank did not have any Level 3 investment securities.

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

Fair Value of Other Financial Instruments

The estimated fair values of the Bank’s financial instruments, excluding those assets recorded at fair value on a recurring basis on the Bank’s condensed consolidated statements of condition, are as follows:

		Estimated fair value
	Carrying Amount	Level 1	Level 2	Level 3
March 31, 2018	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$79,775	$79,775	$-	$-
Restricted cash	400	400	-	-
Federal Home Loan Bank stock	2,356	-	2,356	-
Investment securities held-to-maturity	88,148	-	87,624	-
Loans, net	1,232,887	-	-	1,227,628
Total	$1,403,566	$80,175	$89,980	$1,227,628

Financial liabilities:
Deposits	1,797,128	-	-	1,802,794
Total	$1,797,128	$-	$-	$1,802,794

December 31, 2017
Financial assets:
Cash and cash equivalents	$126,127	$126,127	$-	$-
Restricted cash	400	400	-	-
Federal Home Loan Bank stock	2,303	-	2,303	-
Investment securities held-to-maturity	89,677	-	89,999	-
Loans, net	1,209,824	-	-	1,202,817
Total	$1,428,331	$126,527	$92,302	$1,202,817

Financial liabilities:
Deposits	$1,816,132	$-	$-	$1,816,773
Total	$1,816,132	$-	$-	$1,816,773

Note 11 – Comprehensive Income

The components of accumulated other comprehensive income, including stockholders’ equity, are as follows:

	Three Months Ended March 31,
	2018	2017
Net unrealized loss on available for sale securities	$(5,786)	$(3,034)
Amounts reclassified from AOCI for loss on sale of investment securities available for sale included in net income	50	13
Tax effect	1,205	1,027
Unrealized holding loss on available for sale securities, net of tax	(4,531)	(1,994)
Gross unrealized holding loss on held to maturity securities	(1,186)	(1,620)
Amortization of unrealized holding loss on held to maturity during the period	120	108
Unrealized holding loss on held to maturity securities	(1,066)	(1,512)
Accumulated other comprehensive income	$(5,597)	$(3,506)

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

Overview

BankGuam Holding Company (the “Company”) is a Guam corporation organized on October 29, 2010, to act as a holding company of Bank of Guam (the “Bank”), a 22-branch bank serving the communities in Guam, the Commonwealth of the Northern Mariana Islands (CNMI), the Federated States of Micronesia (FSM), the Republic of the Marshall Islands (RMI), the Republic of Palau (ROP), and San Francisco, California. On August 15, 2011, the Company acquired all of the outstanding common stock of the Bank in a holding company formation transaction.

In August 2015, the Company chartered a second subsidiary, BankGuam Investment Services (“BGIS”), in an effort to enhance the options and opportunities of our customers to build future income and wealth. BGIS was capitalized in the amount of $300 thousand during the first quarter of 2016, and was in full operation by the end of May 2016.

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

Summary of Operating Results

The following table provides unaudited comparative information with respect to our results of operations for the three months ended March 31, 2018 and 2017, respectively:

	Three Months Ended March 31,
	2018 Amount	2017 Amount	% Change
Interest income	$21,873	$19,087	14.6%
Interest expense	541	530	2.1%
Net interest income before provision for loan losses	21,332	18,557	15.0%
Provision for loan losses	2,740	1,183	131.6%
Net interest income after provision for loan losses	18,592	17,374	7.0%
Non-interest income	3,416	3,039	12.4%
Non-interest expense	17,536	17,155	2.2%
Income before income taxes	4,472	3,258	37.3%
Income tax expense	844	973	-13.3%
Net income	$3,628	$2,285	58.8%

Net income per common share
Basic net income	$0.37	$0.25
Diluted net income	$0.37	$0.25

As the above table indicates, our net income increased in the three months ended March 31, 2018, as compared to the corresponding period in 2017. In the three months ended March 31, 2018, we recorded net income after taxes of $3.6 million, an increase of $1.3 million (or 58.8%) as compared to the same period in 2017. These results were most significantly impacted by higher net interest income, which increased by $2.8 million, but was partially offset by an increase of $1.6 million in our provision for loan losses. The increase in net interest income in the three months ended March 31, 2018, as compared to the same period in 2017, was largely attributed to an increase in interest earnings on loans, which went up by $2.0 million due to higher interest rates and growth of $23.8 million in our loan portfolio, and an increase of $682 thousand in income from our securities portfolio associated with rising yields and portfolio growth of $10.5 million. The decrease in income tax expense was due to the reduction of corporate income tax rates under the 2017 Tax Cuts and Jobs Act.

The following table shows the increase in our net interest margin in the three months ended March 31, 2018, but it also indicates the impact that the increase in our net income had on our annualized returns on average assets and average equity during that period, as compared to the corresponding three-month period of 2017, despite the lower net interest margin:

	Three Months Ended March 31,
	2018	2017
Net interest margin	4.55%	4.09%
Return on average assets	0.74%	0.48%
Return on average equity	10.22%	6.84%

Critical Accounting Policies

The Company’s significant accounting policies are set forth in Note 2 in the Notes to the Company’s Annual Report on Form 10-K for 2017 filed with the SEC on June 29, 2018, and Note 2 of Item 1 in this report. Our unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and general practices in the banking industry. Certain of those accounting policies are considered critical accounting policies because they require us to make assumptions and judgments regarding circumstances or trends that could affect the carrying values of our material assets, such as assumptions regarding economic conditions or trends that could impact our ability to fully collect our outstanding loans or ultimately realize the carrying values of certain of our other assets, such as securities that are available for sale. If adverse changes were to occur in the events, trends or other circumstances on which our assumptions or judgments have been based, or other unanticipated events were to happen that might affect our operating results, it could become necessary under GAAP for us to reduce the carrying values of the affected assets in our condensed consolidated statements of condition. In addition, because reductions in the carrying values of assets are sometimes effectuated by or require charges to income, such reductions also may have the effect of reducing our income.

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

The following table sets forth our interest income, interest expense and net interest income, and our annualized net interest margin for the three months ended March 31, 2018 and 2017, respectively:

	Three Months Ended March 31,
	2018	2017	% Change
Interest income	$21,873	$19,087	14.60%
Interest expense	541	530	2.08%
Net interest income	$21,332	$18,557	14.95%

Net interest margin	4.55%	4.09%	0.46%

Net interest income increased by 15.0% for the three months ended March 31, 2018, as compared to the corresponding period in 2017.

For the three months ended March 31, 2018, net interest income rose by $2.8 million as compared to the same period in 2017. Total interest income also increased by $2.8 million, principally because of a $2.0 million increase in our loan interest earnings, supplemented by a $682 thousand increase in interest earned on our investment portfolio. The growth in our net interest margin was primarily the result of a 0.46% increase in the yield on our average earning assets, comprised of an increase of 0.90% in the yield on our short term investments, a 0.37% increase in the yield on our investment securities and an increase of 0.36% in the average return on our loan portfolio.

Average Balances

Distribution, Rate and Yield

The following table sets forth information regarding our average balance sheet, annualized yields on interest-earning assets and interest rates on interest-bearing liabilities, the interest rate spread and the interest rate margin for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018			2017
	Average Balance	Interest Earned/Paid	Average Yield/Rate	Average Balance	Interest Earned/Paid	Average Yield/Rate
Interest earning assets:
Short term investments[1]	$64,342	$248	1.54%	$113,575	$183	0.64%
Investment Securities²	566,429	2,434	1.72%	520,845	1,752	1.35%
Loans³	1,244,539	19,191	6.17%	1,180,901	17,152	5.81%
Total earning assets	1,875,310	21,873	4.67%	1,815,321	19,087	4.21%
Noninterest earning assets	86,743			80,907
Total Assets	$1,962,053			$1,896,228
Interest-bearing liabilities:
Interest-bearing checking accounts	$293,964	$87	0.12%	$282,600	$83	0.12%
Money market and savings accounts	960,372	423	0.18%	944,611	409	0.17%
Certificates of deposit	34,566	30	0.35%	50,956	38	0.30%
Other borrowings	-	1	0.00%	-	-	0.00%
Total interest-bearing liabilities	1,288,902	541	0.17%	1,278,167	530	0.17%
Non-interest bearing liabilities	531,139			484,501
Total Liabilities	1,820,041			1,762,668
Stockholders’ equity	142,012			133,560
Total Liabilities and Stockholders’ Equity	$1,962,053			$1,896,228

Net interest income		$21,332			$18,557

Interest rate spread			4.50%			4.04%
Net interest margin			4.55%			4.09%
¹	Short term investments consist of interest-bearing deposits that we maintain with other financial institutions.
[2]	Includes all investment securities in the Available-for-Sale and the Held-to-Maturity classifications.
[3]

Loans include the average balance of non-accrual loans. Loan interest income includes loan fees of $437.1 thousand in the first three months of 2018 and $353.2 thousand during the first quarter of 2017.

For the three months ended March 31, 2018, our total average earning assets increased by $60.0 million as compared to the same period in 2017, attributed to the $63.6 million increase in our average loan portfolio and the $45.6 million increase in our average investment securities portfolio, partially offset by the $49.2 million decrease in average short term investments. Average noninterest earning assets increased by $5.8 million, principally due to a $3.3 million increase in average cash & due from banks and an increase of $4.2 million in average other assets, which in turn was primarily driven by a $2.1 million tax receivable and $2.0 million due from branches demand. The overall year-over-year growth of 3.3% in our average earning assets was the result of continued growth in our average deposit base and an increase in average non-interest bearing liabilities, supplemented by growth in our average stockholders’ equity. In the three months ended March 31, 2018, average total interest-bearing liabilities increased by $10.7 million in comparison to the three months ended March 31, 2017, comprised of a $15.8 million increase in average interest-bearing money market and savings accounts, and an increase in average interest-bearing checking accounts by $11.4 million that resulted from improvements in the level of economic activity in the island markets that we serve, but was partially offset by the reduction of $16.4 million in average interest-bearing time deposits that resulted from some large depositors, including government agencies, transferring funds from the Bank into investments through our Trust Department. The additional increase of $46.6 million in average non-interest bearing liabilities, partially in traditional checking accounts, resulted in an overall increase of $57.4 million in average total liabilities. During the first quarter of 2018, average stockholders’ equity increased by $8.5 million (6.3%) in comparison to the year-earlier period.

Our interest rate spread increased by 0.46% and our net interest margin also rose by 0.46% in the three months ended March 31, 2018, as compared to the same period in 2017. The increase in our interest rate spread is primarily attributed to the 0.46% increase in the average yield on our interest earning assets, while the average cost of our interest-bearing liabilities remained constant at 0.17%. The 0.46% increase in our net interest margin resulted from the 15.0% increase in our net interest income exceeding the 3.3% increase in our average total interest-earning assets, primarily due to rising market interest rates.

The following table provides information regarding the changes in interest income and interest expense, attributable to changes in rates and changes in volumes, that contribute to the total change in net interest income for the three months ended March 31, 2018, in comparison to the three months ended March 31, 2017:

	Three Months Ended March 31, 2018 vs. 2017
	(In thousands)
		Attributable to:
	Net Change in Interest Income/Expense	Change in Rate	Change in Volume
Interest income:
Short term investments	$65	$1,019	$(954)
Investment Securities	682	1,944	(1,262)
Loans	2,039	4,231	(2,192)
Total interest income	$2,786	$7,194	$(4,408)

Interest expense:
Interest-bearing checking accounts	$4	$3	$1
Money market and savings accounts	14	28	(14)
Certificates of deposit	(8)	25	(33)
Other borrowings	1	-	1
Total interest expense	$11	$56	$(45)

Net interest income	$2,775	$7,138	$(4,363)

Provision for Loan Losses

We maintain allowances for probable loan losses that are incurred as a normal part of the banking business. As more fully discussed in Note 5 of the notes to the unaudited condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q, an allowance for loan losses has been established by management in order to provide for those loans which, for a variety of reasons, may not be repaid in their entirety. The allowance is maintained at a level considered by management to be adequate to provide for probable losses that are accrued as of the balance sheet date and based on methodologies applied on a consistent basis with the prior year. Management’s review of the adequacy of the allowance includes, among other things, loan growth, changes in the composition of the loan portfolio, an analysis of past loan loss experience and management’s evaluation of the loan portfolio under current economic conditions.

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

If management determines that it is necessary to increase the allowance for loan losses, a provision for loan losses is recorded. For the three months ended March 31, 2018, the Bank’s provision for loan losses was $2.7 million, which was $1.6 million higher than during the corresponding period of 2017.

Management believes that the provision recorded was sufficient to offset the incremental risk of loss inherent in the gross loan portfolio of $1.25 billion at March 31, 2018, the increase of Substandard Loans from $22.2 million at December 31, 2017, to $49.7 million at March 31, 2018, and to replenish the allowance to offset net loan charge-offs recorded during the same period. The allowance for loan losses at March 31, 2018, stood at $18.1 million or 1.44% of total gross loans outstanding as of the balance sheet date, an increase of $778 thousand from December 31, 2017.   We recorded net loan charge-offs of $2.0 million and $1.3 million for the three-month periods ended March 31, 2018 and 2017, respectively. See “Analysis of Allowance for Loan Losses” in the Financial Condition Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for more detailed information.

Non-Interest Income

The table below represents the major components of non-interest income and the changes therein for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018 Amount	2017 Amount	Amount Change	Percent Change
Non-interest income
Service charges and fees	$1,683	$1,398	$285	20.4%
Investment securities gains (losses), net	(50)	(13)	(37)	284.6%
Income from merchant services	692	590	102	17.3%
Income from cardholders, net	8	168	(160)	-95.2%
Trustee fees	200	196	4	2.0%
Other income	883	700	183	26.1%
Total non-interest income	$3,416	$3,039	$377	12.4%

For the three months ended March 31, 2018, non-interest income totaled $3.4 million, which represented an increase of $377 thousand (12.4%) as compared to the same period in 2017. The growth is primarily attributed to the $285 thousand increase in income from service charges and fees, primarily due to the implementation of a fee for printed deposit account statements, and an increase of $183 thousand in other income, partially offset by a decrease in net income from cardholders that was the result of an increase in processing fees.

Non-interest Expense

The table below represents the major components of non-interest expense and the changes for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018 Amount	2017 Amount	Amount Change	Percent Change
Non-interest expense:
Salaries and employee benefits	$8,805	$8,370	$435	5.2%
Occupancy	1,795	1,556	239	15.4%
Equipment and depreciation	2,315	2,022	293	14.5%
Insurance	430	405	25	6.2%
Telecommunications	493	437	56	12.8%
FDIC insurance assessment	370	396	(26)	-6.6%
Professional services	582	452	130	28.8%
Contract services	411	504	(93)	-18.5%
Other real estate owned	22	55	(33)	-60.0%
Stationery and supplies	194	195	(1)	-0.5%
Training and education	192	306	(114)	-37.3%
General, administrative and other	1,927	2,457	(530)	-21.6%
Total non-interest expense	$17,536	$17,155	$381	2.2%

For the three months ended March 31, 2018, non-interest expense totaled $17.5 million, which represented a $381 thousand (2.2%) increase as compared to the same period in 2017. The increase is primarily attributed to the $435 thousand increase in salaries and employee benefits, the $293 thousand increase in equipment and depreciation expense, and the $239 thousand increase in occupancy expense. The increase in salaries and employee benefits was due to normal, recurring merit increases in salaries and an increase in the number of full-time equivalent employees needed to accommodate the growth of the Bank. The increase in equipment and depreciation expense resulted primarily from increases in computer equipment and software expenses of $191 thousand, along with a $56 thousand increase in ATM-related maintenance costs and a $43 thousand increase in Computer Equipment depreciation expense. The rise in occupancy expense was primarily due to an increase of $77 thousand in lease expense, which was partially offset by a $54 thousand decrease in rental income from two of our former tenants. That net increase was partially offset by the $530 thousand decrease in general, administrative and other expense occurred because of a temporary increase in three months ended March 31, 2017, associated with the celebration of the Bank’s 45th Anniversary last year.

Income Tax Expense

For the three months ended March 31, 2018, the Bank recorded an income tax expense of $844 thousand. This was $129 thousand lower than the income tax expense recorded for the corresponding period in 2017. Despite an increase in pre-tax net income of $1.2 million, the reduced corporate tax rate that resulted from the Tax Cuts and Jobs Act of 2017 lowered our effective tax rate from 29.9% in the first quarter of 2017 to 18.9% the three months ended March 31, 2018. The reduction in the effective tax rate was partially offset by interest income on loans increasing at a disproportionate rate as compared to interest income that is exempt from tax.

Financial Condition

Assets

As of March 31, 2018, total assets were $1.95 billion, a decrease of 0.7% from the $1.97 billion at December 31, 2017. This $13.9 million decrease was comprised of the $46.4 million drop in our total cash and cash equivalents, the reduction of $1.7 million in other assets and the $1.5 million reduction in our investment in held-to-maturity securities. These decreases were partially offset by the $23.1 million expansion in our loan portfolio, net of the allowance for loan losses and deferred fee income, the $12.0 million increase in our investment securities that are classified as available-for-sale, and the $611 thousand increase in accrued interest receivable. By devoting more of our assets to net loans, we were able to raise the proportion of net loans to total assets from 61.5% at December 31, 2017 to 63.2% at March 31, 2018. The remainder of the decline in assets was offset by the $19.0 million decrease in total deposits and the $1.9 million decrease in accumulated other comprehensive income, partially offset by the increases of $2.6 million in additional paid-in Common stock, $2.5 million in retained earnings and $1.9 million in other liabilities.

Interest-Earning Assets

The following table sets forth the composition of our interest-earning assets at March 31, 2018, as compared to December 31, 2017:

	March 31, 2018	December 31, 2017	Variance
Interest-earning deposits with financial institutions (including restricted cash)	$52,327	$97,494	$(45,167)
Federal Home Loan Bank stock, at cost	2,356	2,303	53
Investment securities available for sale	472,806	460,788	12,018
Investment securities held to maturity	88,148	89,677	(1,529)
Loans, gross	1,253,735	1,229,880	23,855
Total interest-earning assets	$1,869,372	$1,880,142	$(10,770)

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

A summary of the balances of loans at March 31, 2018, and December 31, 2017, follows:

	March 31, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
Commercial
Commercial & industrial	$267,084	21.3%	$256,022	20.8%
Commercial mortgage	565,269	45.1%	553,125	45.0%
Commercial construction	14,408	1.1%	10,157	0.8%
Commercial agriculture	710	0.1%	716	0.1%
Total commercial	847,471	67.6%	820,020	66.7%
Consumer
Residential mortgage	137,228	10.9%	137,962	11.2%
Home equity	525	0.0%	545	0.0%
Automobile	30,367	2.4%	30,490	2.5%
Other consumer loans[1]	238,144	19.0%	240,863	19.6%
Total consumer	406,264	32.4%	409,860	33.3%
Gross loans	1,253,735	100.0%	1,229,880	100.0%
Deferred loan (fees) costs, net	(2,791)		(2,777)
Allowance for loan losses	(18,057)		(17,279)
Loans, net	$1,232,887		$1,209,824

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

At March 31, 2018, total gross loans increased by $23.9 million, to $1.25 billion, from $1.23 billion at December 31, 2017. The increase in loans was largely attributed to a $27.5 million increase in commercial loans to $847.5 million at March 31, 2018, from $820.0 million at December 31, 2017. The underlying increases were $12.1 million in commercial mortgage loans, $11.1 million in commercial & industrial loans and $4.3 million in commercial construction loans. The increase in commercial loans was partially offset by a $3.6 million decrease in consumer loans, to $406.3 million at March 31, 2018, from $409.9 million at December 31, 2017. The decrease in consumer loans was primarily due to reductions of $2.7 million in other consumer loans and $734 thousand in residential mortgage loans.

At March 31, 2018, loans outstanding were comprised of approximately 66.03% in variable rate loans and 33.97% in fixed rate loans.

Since it first opened in 1972, the Bank has expanded its operations and its branch network, first in Guam, then in the other islands of our region and in San Francisco, California. In the interests of enhancing performance and stability through market and industry diversification, the Bank has increased its focus on growth in the San Francisco area in recent years, adding personnel with experience and expertise in the Bay Area. The following table provides figures for loans, net of allowance and deferred fees, in the Bank’s administrative regions for December 31, 2016 and 2017, and March 31, 2018:

	December 31,		March 31,
	2016	2017	2018
Guam	$720,479	$704,666	$710,686
Commonwealth of the Northern Mariana Islands	$75,658	$79,489	$84,001
The Freely Associated States of Micronesia *	$76,339	$93,560	$96,337
California	$303,531	$352,165	$362,711
Total	$1,176,007	$1,229,880	$1,253,735

*	The Freely Associated States (FAS) are comprised of the Federated States of Micronesia (Chuuk, Kosrae, Pohnpei and Yap), the Republic of Palau and the Republic of the Marshall Islands.

As the table indicates, the Bank’s total net loans increased by 1.9% during the three months ended March 31, 2018, and by 4.6% during 2017. By way of comparison, loans in the Freely Associated States of Micronesia increased by 3.0% during the first three months of 2018 and by 22.6% during 2017. Loans in the California region increased by 3.0% during the first quarter of 2018 and by 16.0% in 2017. While the Bank’s overall loan portfolio continues to grow, the California region has provided continued support for the expansion of the Bank. In Guam, loans increased by $6.0 million (0.9%) during the first quarter of 2018, but decreased by $15.8 million (2.2%) during 2017. The recovery of the economy in the Commonwealth of the Northern Mariana Islands has allowed us to increase our lending there by $3.8 million (5.1%) during 2017 and $4.5 million (5.7%) during the three months ended March 31, 2018.

Interest-Earning Deposits and Investment Securities

In the current lending and interest rate environment, and in order to maintain sufficient liquidity in the ordinary course of business and in anticipation of one large, scheduled withdrawal, the Bank held $51.9 million in unrestricted interest-earning deposits with financial institutions at March 31, 2018, a decrease of $45.2 million, or 46.5%, from the $97.1 million in such deposits at December 31, 2017. From December 31, 2017, to March 31, 2018, the Bank’s combined investment portfolio increased by $10.5 million, or 1.9%, from $550.5 million to $561.0 million. The growth in the investment portfolio was comprised of a $12.0 million increase in the available-for-sale securities, which rose by 2.6%, from $460.8 million to $472.8 million, partially offset by a $1.5 million decrease in held-to-maturity securities, which declined from $89.7 million to $88.1 million.

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

The following table contains information regarding our nonperforming assets as well as restructured loans as of March 31, 2018, and December 31, 2017:

	March 31, 2018	December 31, 2017
Non-accrual loans:
Commercial & industrial	$500	$426
Commercial mortgage	6,419	6,554
Residential mortgage	5,210	6,063
Home equity	5	-
Other consumer [1]	334	311
Total non-accrual loans	$12,468	$13,354

Loans past due 90 days and still accruing:
Commercial & industrial	$50	$20
Commercial mortgage	-	-
Commercial construction	-	-
Residential mortgage	-	-
Home equity	-	-
Automobile	119	201
Other consumer[1]	1,505	1,725
Total loans past due 90 days and still accruing	$1,674	$1,946
Total nonperforming loans	$14,142	$15,300

Other real estate owned (OREO):
Commercial real estate	$2,075	$2,075
Residential real estate	346	391
Total other real estate owned	$2,421	$2,466
Total nonperforming assets	$16,563	$17,766

Restructured loans:
Accruing loans	$285	$305
Non-accruing loans (included in nonaccrual loans above)	5,170	5,265
Total restructured loans	$5,455	$5,570

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

The above table indicates that nonperforming loans decreased by $1.12 million during the first three months of 2018, which resulted from the decrease in total non-accrual loans by $886 thousand, from $13.4 million to $12.5 million, and the decrease in total loans past due 90 days and still accruing by $272 thousand, to $1.7 million, down from $1.9 million at December 31, 2017. The decrease in total loans past due 90 days and still accruing was primarily due to the $220 thousand reduction in other consumer loans, and the reduction in total non-accrual loans is primarily attributed to a decrease in residential mortgage loans by $853 thousand in those respective categories.

At March 31, 2018, the Bank’s largest nonperforming loans are two commercial real estate mortgage loan relationships in the amount of $4.9 million, both of which are secured by real estate located in Guam. These loans were placed on non-accrual due to deficiencies in the underlying cash flow to service the monthly loan payments and meet operating expenses. At this time, management believes that the collateral and the allowance for loan losses are adequate to cover these loans; however, should property values deteriorate, additional write-downs or additional provisions may be necessary.

Analysis of Allowance for Loan Losses

The allowance for loan losses was $18.1 million, or 1.44% of outstanding gross loans as of March 31, 2018, as compared to $17.3 million, or 1.40% of outstanding gross loans at December 31, 2017. The allowance was $15.3 million at March 31, 2017, or 1.25% of gross loans.

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

The following table summarizes the changes in our allowance for loan losses:

	Commercial	Residential Mortgages	Consumer	Total
	(Dollars in thousands)
Three Months Ended March 31, 2018
Allowance for loan losses:
Balance at beginning of period	$7,623	$1,409	$8,247	$17,279
Charge-offs	(314)	-	(2,106)	$(2,420)
Recoveries	20	2	436	$458
Provision	3,273	(133)	(400)	$2,740
Balance at end of period	$10,602	$1,278	$6,177	$18,057

Allowance balance at end of period related to:
Loans individually evaluated for impairment	$49	$101	$1,576	$1,726
Loans collectively evaluated for impairment	10,553	1,177	4,601	16,331
Ending Balance	$10,602	$1,278	$6,177	$18,057

Loan balances at end of period:
Loans individually evaluated for impairment	$7,254	$5,242	$1,958	$14,454
Loans collectively evaluated for impairment	840,217	132,511	266,553	1,239,281
Ending Balance	$847,471	$137,753	$268,511	$1,253,735

Three Months Ended March 31, 2017
Allowance for loan losses:
Balance at beginning of period	$7,264	$1,773	$6,398	$15,435
Charge-offs	-	(1)	(1,618)	$(1,619)
Recoveries	10	1	325	$336
Provision	76	1	1,106	$1,183
Balance at end of period	$7,350	$1,774	$6,211	$15,335

Allowance balance at end of period related to:
Loans individually evaluated for impairment	$2	$6	$1,049	$1,057
Loans collectively evaluated for impairment	$7,348	$1,768	$5,162	$14,278
Ending Balance	$7,350	$1,774	$6,211	$15,335

Loan balances at end of period:
Loans individually evaluated for impairment	$7,112	$6,151	$1,364	$14,627
Loans collectively evaluated for impairment	801,156	135,614	233,669	1,170,439
Ending Balance	$808,268	$141,765	$235,033	$1,185,066

Year Ended December 31, 2017
Allowance for loan losses:
Balance at beginning of period	$7,264	$1,773	$6,398	$15,435
Charge-offs	(172)	(145)	(6,962)	$(7,279)
Recoveries	47	6	1,551	$1,604
Provision	484	(225)	7,260	$7,519
Balance at end of period	$7,623	$1,409	$8,247	$17,279

Allowance balance at end of year related to:
Loans individually evaluated for impairment	$28	$90	$1,747	$1,865
Loans collectively evaluated for impairment	7,595	1,319	6,500	$15,414
Ending Balance	$7,623	$1,409	$8,247	$17,279

Loan balances at end of year:
Loans individually evaluated for impairment	$7,094	$5,442	$2,237	$14,773
Loans collectively evaluated for impairment	812,926	133,065	269,116	1,215,107
Ending Balance	$820,020	$138,507	$271,353	$1,229,880

Management evaluates all impaired loans for impairment not less than quarterly in conjunction with our calculation and determination of the adequacy of the allowance for loan losses.  As of March 31, 2018, the Bank had 344 impaired loans totaling $14.5 million with a specific allocation of our allowance for loan losses totaling $1.7 million. There were 31 impaired loans in the commercial loan category totaling $7.3 million, of which 21 loans totaling $6.6 million had adequate collateral securing the carrying value of the loan, resulting in no specific allocation being required. Management’s evaluation of the remaining ten commercial loans, totaling a combined $633 thousand, identified the need for $49 thousand in a specific loan loss allocation.

There were 80 impaired loans totaling $5.2 million in the real estate loan category that were evaluated for impairment as of March 31, 2018, and for which a specific allocation totaling $101 thousand was made. The collateral securing one loan was determined to be sufficient to cover the carrying balance of that loan, which totaled $27 thousand.

Generally, consumer loans are considered impaired when they become more than 90 days past due.  There were 233 impaired loans in the consumer loan category as of March 31, 2018, totaling $2.0 million, to which $1.6 million in allowances were allocated. The specific allocation on these consumer loans totaled 80.5% at March 31, 2018, as repayment from most consumer loans are based on support from the borrower’s cash flows and are not secured by collateral.

As of December 31, 2017, the Bank had 348 impaired loans totaled $14.8 million, with a specific allowance allocation totaling $1.9 million. The number of impaired loans in the commercial loan category was 24, totaling $7.1 million, of which 20 loans totaling $6.8 million had adequate collateral securing the carrying value of the loan, resulting in no specific reserves being required.  Management’s evaluation of the remaining four commercial loans, totaling a combined $327 thousand, indicated the need for $28 thousand in a specific allowance allocation.

There were 78 impaired loans totaling $5.4 million in the real estate loan category that were evaluated for impairment as of December 31, 2017, and for which a specific allocation totaling $90 thousand was made.

There were 247 impaired loans in the consumer loan category as of December 31, 2017, totaling $2.2 million, for which $1.7 million in a specific allowance was allocated. The allocation rate for these consumer loans totaled 78.1% at December 31, 2017.

As of March 31, 2017, the Bank had 274 impaired loans, totaling $14.6 million, with a specific allowance allocation totaling $1.1 million.  The number of impaired loans in the commercial loan category was 17, totaling $7.1 million, of which 14 loans totaling $6.6 million had adequate collateral securing the carrying value of the loan, resulting in no specific allocation being required.  Management’s evaluation of the remaining three commercial loans, totaling a combined $479 thousand, indicated the need for $2 thousand in a specific allowance allocation.

There were 83 impaired loans totaling $6.2 million in the real estate loan category that were evaluated for impairment as of March 31, 2017, and for which a specific allocation totaling $6 thousand was made. The collateral securing one loan was determined to be sufficient to cover the carrying balance of the loan, which totaled $246 thousand. The $1.9 million allowance allocation, or 1.33% of the outstanding balance, was for the remaining 82 impaired real estate loans totaling $5.9 million.

There were 174 impaired loans in the consumer loan category as of March 31, 2017, totaling $1.4 million, for which $1.0 million in a specific allocation was made. The allocation rate on all consumer loans totaled 2.6% at March 31, 2017.

Total Cash and Cash Equivalents

Total cash and cash equivalents were $79.8 million and $126.1 million at March 31, 2018, and December 31, 2017, respectively. This balance, which is comprised of cash and due from bank balances and interest-bearing deposits that we maintain at other financial institutions (including the Federal Reserve Bank of San Francisco, but excepting restricted cash), will vary depending on daily cash settlement activities, the amount of highly liquid assets needed based on known events such as the repayment of borrowings and scheduled withdrawals, and actual cash on hand in the Bank’s branches. The decrease in the balance during the period was primarily attributed to a government agency’s transfer of funds from an account with the Bank to an investment account in our Trust Department.

The following table sets forth the composition of our cash and cash equivalent balances at March 31, 2018, and December 31, 2017:

	March 31, 2018	December 31, 2017	Variance
Cash and due from banks	$27,848	$29,033	$(1,185)
Interest-bearing deposits with financial institutions	51,927	97,094	(45,167)
Total cash and cash equivalents	$79,775	$126,127	$(46,352)

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

At March 31, 2018, the carrying value of the investment securities portfolio (excluding ASC Trust Corporation stock and Federal Home Loan Bank stock) totaled $561.0 million, which represents a $10.5 million increase from the portfolio balance of $550.5 million at December 31, 2017. The table below sets forth the amortized cost and fair value of our investment securities portfolio, with gross unrealized gains and losses, at March 31, 2018, and December 31, 2017:

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$105,429	$-	$(2,072)	$103,357
U.S. government agency pool securities	276,837	10	(1,253)	275,594
U.S. government agency or GSE residential mortgage-backed securities	96,276	-	(2,421)	93,855
Total	$478,542	$10	$(5,746)	$472,806
Securities Held-to-Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$45,246	$164	$(143)	$45,267
U.S. government agency pool securities	11,243	9	(65)	11,187
U.S. government agency or GSE residential mortgage-backed securities	31,659	84	(573)	31,170
Total	$88,148	$257	$(781)	$87,624

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and sponsored enterprise (GSE) debt securities	$105,407	$-	$(1,380)	$104,027
U.S. government agency pool securities	283,611	51	(1,319)	282,343
U.S. government agency or GSE residential mortgage-backed securities	75,560	-	(1,142)	74,418
Total	$464,578	$51	$(3,841)	$460,788
Securities Held-to-Maturity
U.S. government agency and sponsored enterprise (GSE) debt securities	$45,178	$505	$(113)	$45,570
U.S. government agency pool securities	11,756	33	(35)	11,754
U.S. government agency or GSE residential mortgage-backed securities	32,743	243	(311)	32,675
Total	$89,677	$781	$(459)	$89,999

At March 31, 2018, and December 31, 2017, investment securities with a carrying value of $294.2 million and $307.3 million, respectively, were pledged to secure various government deposits and other public requirements.

The amortized cost and fair value of investment securities by contractual maturity at March 31, 2018, and December 31, 2017, follows:

	March 31, 2018
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$5,159	$5,104	$9,008	$8,968
Due after one but within five years	105,232	103,193	51,223	51,300
Due after five but within ten years	69,701	68,682	17,556	17,281
Due after ten years	298,450	295,827	10,361	10,075
Total	$478,542	$472,806	$88,148	$87,624

	December 31, 2017
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$336	$336	$7,004	$6,978
Due after one but within five years	111,443	110,041	53,451	54,044
Due after five but within ten years	51,861	51,450	18,336	18,262
Due after ten years	300,938	298,961	10,886	10,715
Total	$464,578	$460,788	$89,677	$89,999

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at March 31, 2018, and December 31, 2017:

	March 31, 2018
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
Securities Available for Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(485)	$29,387	$(1,587)	$73,970	$(2,072)	$103,357
U.S. government agency pool securities	(243)	89,367	(1,010)	165,648	(1,253)	255,015
U.S. government agency or GSE residential mortgage-backed securities	(1,249)	62,029	(1,172)	31,826	(2,421)	93,855
Total	$(1,977)	$180,783	$(3,769)	$271,444	$(5,746)	$452,227

Securities Held to Maturity
U.S. government agency or GSE residential mortgage-backed securities	$(43)	$1,986	$(100)	$13,926	$(143)	$15,912
U.S. government agency pool securities	(63)	5,584	(2)	2,148	(65)	7,732
U.S. government agency or GSE residential mortgage-backed securities	(255)	18,087	(318)	6,045	(573)	24,132
Total	$(361)	$25,657	$(420)	$22,119	$(781)	$47,776

	December 31, 2017
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
Securities Available for Sale
U.S. government agency or GSE residential mortgage-backed securities	$(273)	$29,582	$(1,107)	$74,445	$(1,380)	$104,027
U.S. government agency pool securities	(241)	91,519	(1,078)	168,164	(1,319)	259,683
U.S. government agency or GSE residential mortgage-backed securities	(321)	35,384	(821)	39,034	(1,142)	74,418
Total	$(835)	$156,485	$(3,006)	$281,643	$(3,841)	$438,128

Securities Held to Maturity
U.S. government agency or GSE residential mortgage-backed securities	$(33)	$4,002	$(80)	$11,946	$(113)	$15,948
U.S. government agency pool securities	(10)	5,422	(25)	3,201	(35)	8,623
U.S. government agency or GSE residential mortgage-backed securities	(101)	8,478	(210)	5,371	(311)	13,849
Total	$(144)	$17,902	$(315)	$20,518	$(459)	$38,420

The Company does not believe that any of the investment securities that were in an unrealized loss position as of March 31, 2018, which included a total of 172 securities, were other-than-temporarily impaired. Specifically, the 172 securities are comprised of the following: 96 Small Business Administration (SBA) Pool securities, 23 mortgage-backed securities issued by the Government National Mortgage Association (GNMA), 21 mortgage-backed securities issued by the Federal National Mortgage Association (FNMA) and 7 agency securities issued by the Federal Home Loan Bank (FHLB), 19 U.S. Treasury securities, 4 mortgage-backed securities and 1 step up bond issued by the Federal Home Loan Mortgage Corporation (FHLMC), and 1 agency security issued by the Federal Farm Credit Banks (FFCB).

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

Deposits

At March 31, 2018, total deposit liabilities decreased by $19.0 million, to $1.80 billion, as compared to $1.82 billion in total deposits at December 31, 2017. Interest-bearing deposits decreased by $29.9 million, to $1.28 billion at March 31, 2018, down from $1.31 billion at December 31, 2017, while non-interest bearing deposits increased by $10.9 million, to $519.0 million at March 31, 2018, from $508.1 million at December 31, 2017. The 1.1% decrease in total deposits was primarily due to the transfer of funds by some large depositors, including government agencies, from Bank depository accounts into investments through our Trust Department.

The following table sets forth the composition of our interest-bearing deposit portfolio with the balances and average interest rates at March 31, 2018 and 2017, respectively:

	March 31, 2018		December 31, 2017
	Balance	Average rate	Balance	Average rate
Interest-bearing checking accounts	$292,538	0.12%	$288,977	0.12%
Money market and savings accounts	951,438	0.18%	983,810	0.17%
Certificates of deposit	34,125	0.35%	35,196	0.30%
Total interest-bearing deposits	$1,278,101	0.17%	$1,307,983	0.17%

As mentioned earlier, the Bank has expanded its operations and its branch network since it first opened in 1972, first in Guam, then in the other islands of our region and in San Francisco, California. As time has passed, the Bank has gathered market share in each of the islands. In recent years, in order to diversify its geographic market, the Bank has increased its focus on growth in the California region. The following table provides figures for deposits in the Bank’s administrative regions for the years ending December 31, 2016 and 2017, and the three months ended March 31, 2018:

	December 31,		March 31,
	2016	2017	2018
Guam	$975,526	$936,237	$917,586
Commonwealth of the Northern Mariana Islands	$319,895	$343,149	$364,523
The Freely Associated States of Micronesia *	$431,865	$491,276	$472,462
California	$51,384	$45,470	$42,557
Total	$1,778,670	$1,816,132	$1,797,128

*	The Freely Associated States (FAS) are comprised of the Federated States of Micronesia (Chuuk, Kosrae, Pohnpei and Yap), the Republic of Palau and the Republic of the Marshall Islands.

During the three months ended March 31, 2018, the Bank’s deposits decreased by $19.0 million, or 1.0%, while in the full year of 2017, deposits increased by a total of $37.2 million. Our branches in Guam experienced a decrease of $18.7 million in deposits during the first three months of 2018, while the deposits in our branches in the CNMI grew by $21.4 million. Deposits in our FAS branches decreased by $4.8 million, while our California region deposits decreased by $2.9 million during the first three months of 2018.

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

At March 31, 2018, and at December 31, 2017, the Company had no short-term borrowings.

Liquidity

We actively manage our liquidity to ensure that sufficient funds are available to meet our needs for cash, including cash needed to fund new loans and to accommodate deposit withdrawals and other transactions by our customers. We project future sources and uses of funds, and maintain additional liquid funds for unanticipated events. Our primary sources of cash include cash we have in deposits at other financial institutions, the repayment of loans, proceeds from the sale or maturity of investment securities, and increases in deposits. The primary uses of cash include funding new loans and making advances on existing lines of credit, purchasing investments, funding new residential mortgage loans, funding deposit withdrawals, and paying operating expenses. From time to time, we may maintain funds in overnight Federal Funds and other short-term investments to provide for short-term liquidity needs. We also have established, for contingency funding purposes, credit lines with the Federal Reserve Bank of San Francisco, the Federal Home Loan Bank-Seattle, and correspondent commercial banks in the U.S. We believe that our liquid assets, together with our available credit lines, will be sufficient to meet normal operating requirements for at least the next twelve months, including to enable us to meet any increase in withdrawals from depository accounts that might occur in the foreseeable future.

At March 31, 2018, our liquid assets, which include cash and due from banks, interest-earning deposits with financial institutions (excluding restricted cash), and investment securities available for sale totaled $552.6 million, down $34.3 million from $586.9 million at December 31, 2017. This decrease is comprised of the $45.2 million decline in interest bearing deposits in banks and the reduction of $1.2 million in cash and due from banks, partially offset by a $12.0 million increase in available-for-sale securities.

Contractual Obligations

The Bank utilizes facilities, equipment and land under various operating leases with terms, including renewal options, ranging from 1 to 99 years. Some of these leases include scheduled rent increases. The total amount of the rent is being debited to expense on the straight-line method over the lease terms in accordance with ASU Topic 840 “Leases”. The Bank has recorded a deferred obligation of $940 thousand and $988 thousand as of March 31, 2018, and December 31, 2017, respectively, which has been included within other liabilities to reflect the excess of rent expense over cash paid on the leases.

At March 31, 2018, annual lease commitments under the above non-cancelable operating leases were as follows:

Years ending December 31,
2018	$1,148
2019	2,314
2020	2,242
2021	1,896
2022 and thereafter	21,971
Total lease commitments	$29,571

The Bank leases certain facilities from two separate entities in which two of its directors have separate ownership interests. Lease payments made to these entities during the three months ended March 31, 2018, and the twelve months ended December 31, 2017, approximated $87 thousand and $372 thousand, respectively.

Additionally, the Bank leases office space to third parties, with original lease terms ranging from 3 to 5 years with option periods ranging up to 15 years. At March 31, 2018, minimum future rents to be received under non-cancelable operating sublease agreements were $42 thousand, $42 thousand, and $26 thousand for the periods ending December 31, 2018, 2019 and 2020, respectively.

A summary of rental activities for the three months ended March 31, 2018 and 2017, respectively, is as follows:

	Three Months Ended March 31,
	2018	2017
Rent expense	$749	$675
Less: sublease rentals	48	102
Net rent expense	$701	$573

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

A summary of financial instruments with off-balance-sheet risk at March 31, 2018, and December 31, 2017, is as follows:

	March 31, 2018	December 31, 2017
Commitments to extend credit	$156,949	$159,767
Letters of credit:
Standby letters of credit	$53,337	$54,707
Commercial letters of credit	3,444	2,601
Total	$56,781	$57,308

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

The Bank considers its standby and commercial letters of credit to be guarantees. At March 31, 2018, the maximum undiscounted future payments that the Bank could be required to make was $56.8 million. Almost all of these arrangements mature within one year. The Bank generally has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized; however, several that are extended to the Bank’s most creditworthy customers are unsecured. The Bank has recorded $25.5 thousand in reserve liabilities associated with commitments to extend credit and letters of credit at March 31, 2018.

Mortgage loans serviced for others are not included in the accompanying condensed consolidated statements of condition. The unpaid principal balances of mortgage loans serviced for others were $202.8 million and $205.5 million at March 31, 2018, and December 31, 2017, respectively. At both March 31, 2018, and December 31, 2017, the Bank recorded mortgage servicing rights at their fair value of $1.9 million.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital and Common Equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of March 31, 2018, and December 31, 2017, the Bank met all capital adequacy requirements to which it is subject.

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

In July 2013, the U.S. banking regulatory agencies approved the U.S. version of Basel III. The version of Basel III adopted revises the risk-based and leverage capital requirements and the method for calculating risk-weighted assets to make them consistent with Basel III and to meet the requirements of the Dodd-Frank Act. Many of the rules apply on a phased-in basis to all banking organizations, including the Company and the Bank. Among other things, the rules establish a new minimum common equity Tier 1 ratio (4.5% of risk-weighted assets), a higher minimum Tier 1 risk-based capital requirement (6.0% of risk-weighted assets) and a minimum non-risk-based leverage ratio (4.0%). An additional capital conservation buffer of 2.5% of risk weighted assets over each of the required capital ratios will be phased in from 2016 to 2019 (1.875% in 2018 and 1.25% in 2017) and must be met to avoid limitations on the ability of the Company and the Bank to pay dividends, repurchase shares or pay discretionary bonuses. The new rules assign higher risk weighting to credit exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. The rules also change the permitted composition of Tier 1 capital to exclude trust preferred securities, mortgage servicing rights and certain deferred tax assets, and include unrealized gains and losses on available-for-sale debt and equity securities (through a one-time opt out option for Standardized Banks (banks with less than $250 billion of total consolidated assets and less than $10 billion of foreign exposures) which the Company and the Bank elected at March 31, 2015). The rules, including alternative requirements for smaller community financial institutions like the Company and the Bank, will be phased in through 2019.

As of March 31, 2018, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There have been no conditions or events since the FDIC notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of March 31, 2018, and December 31, 2017, are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2018:
Total capital (to Risk Weighted Assets)	$157,290	12.700%	$122,307	9.875%	$123,855	10.000%
Tier 1 capital (to Risk Weighted Assets)	$141,776	11.447%	$97,536	7.875%	$99,084	8.000%
Tier 1 capital (to Average Assets)	$141,776	7.187%	$78,902	4.000%	$98,627	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$136,776	11.043%	$78,958	6.375%	$80,506	6.500%

At December 31, 2017:
Total capital (to Risk Weighted Assets)	$151,699	12.490%	$112,347	9.250%	$121,456	10.000%
Tier 1 capital (to Risk Weighted Assets)	$136,521	11.240%	$88,056	7.250%	$97,165	8.000%
Tier 1 capital (to Average Assets)	$136,521	6.968%	$78,373	4.000%	$97,967	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$131,521	10.829%	$69,837	5.750%	$78,946	6.500%

The Company’s required and actual capital amounts and ratios as of March 31, 2018, and December 31, 2017, were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2018
Total capital (to Risk Weighted Assets)	$161,814	13.031%	$122,628	9.875%	$124,181	10.000%
Tier 1 capital (to Risk Weighted Assets)	$146,260	11.778%	$97,792	7.875%	$99,344	8.000%
Tier 1 capital (to Average Assets)	$146,260	7.403%	$79,026	4.000%	$98,782	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$136,478	10.990%	$79,165	6.375%	$80,717	6.500%

At December 31, 2017
Total capital (to Risk Weighted Assets)	$156,300	12.834%	$112,648	9.250%	$121,781	10.000%
Tier 1 capital (to Risk Weighted Assets)	$141,052	11.582%	$88,291	7.250%	$97,425	8.000%
Tier 1 capital (to Average Assets)	$141,052	7.187%	$78,504	4.000%	$98,130	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$131,269	10.779%	$70,024	5.750%	$79,158	6.500%

Since the formation of BankGuam Holding Company in 2011, our assets have grown by 76.9% ($848.9 million), while our stockholders’ equity has grown by 59.4% ($52.7 million, including $39.5 million in retained earnings). The difference between these growth rates has challenged our ability to maintain our historically strong capital ratios. In order to support the Company’s continued growth and to provide sufficient resources to expand our subsidiary holdings, the Board approved the issuance of up to $10.0 million in non-cumulative perpetual preferred stock, issued to various accredited and a limited number of non-accredited investors, of which $9.8 million was issued during the year ended December 31, 2016, when the offering was closed.

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

Under the 2011 Plan, as amended and restated as of July 1, 2012, eligible employees can purchase, through payroll deductions, shares of common stock at a discount. The right to purchase stocks is granted to eligible employees during a quarterly offer period that is established from time to time by the Board of Directors of the Company. Eligible employees cannot accrue the right to purchase more than $25 thousand worth of stock at the fair market value at the beginning of each offer period. Eligible employees also may not purchase more than one thousand five hundred (1,500) shares of stock in any one offer period. The shares are purchased at 85% of the fair market price of the stock on the enrollment date. The Plan was suspended on April 4, 2018, due to the delayed filing of our 2017 report on Form 10-K, and will resume when our filings with the Securities and Exchange Commission are completed within the specified filing period.

Contingency Planning and Cybersecurity

The services provided by banks are crucial to the continuing performance of the economy, so it is very important that banks are able to conduct business as usual on an ongoing basis. In light of this, the Bank has developed a comprehensive business continuity plan to address whatever disruptions may directly affect customers or change internal processes, whether caused by man-made or natural events. Training in the plan components is conducted no less frequently than triennially, and risk-based testing of the major processes and procedures within the Bank occur on an annual basis. In modern banking, technology has taken on an increasingly important role, and the Bank also has a technology recovery component incorporated into the business continuity plan that provides specific, detailed procedures for recovering quickly from any technology failure. The technology recovery procedures are actively tested, and are also implemented from time to time. The recovery time objectives for all major technological processes range from eight hours to 80 hours, enabling the Bank to maintain or resume operations with a minimum impact on its customers. As the results of testing are analyzed and as technology continues to advance, improvements are made in the Bank’s processes and procedures as the plan evolves.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to the following material weaknesses that were previously identified in our Annual Report on Form 10-K for the year ended December 31, 2017:

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

We are taking steps to remediate these material weaknesses, including the monitoring of contracts for the department that was affected by the first material weakness and, as to the second, the Information Security Officer is reviewing all changes made by all privileged user accounts to the production environment against supporting documents to ensure that all such changes are authorized.

We believe the remediation measures will strengthen our internal control over financial reporting and remediate the material weaknesses identified. However, as we are still assessing the design and operating effectiveness of these measures, the identified material weaknesses have not been fully remediated as of March 31, 2018. We will continue to monitor the effectiveness of these remediation measures and will make any changes and take such other actions that we deem appropriate.

Changes in Internal Control over Financial Reporting

Other than the remediation processes noted above, there were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Exhibit

10.01*

Second Contract Extension dated March 26, 2018 between Lourdes A. Leon Guerrero and Bank of Guam (incorporated by reference to Exhibit 10.06 to the Company’s Form 10-K for the year ended December 31, 2017)

31.01	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Statements of Condition as of March 31, 2018, and December 31, 2017, (ii) Unaudited Condensed Consolidated Statements of Income for the three months ended March 31, 2018 and 2017, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, and (v) Notes to Unaudited Condensed Consolidated Financial Statements

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, BankGuam Holding Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANKGUAM HOLDING COMPANY

Date: August 3, 2018	By:	/s/ JOAQUIN P.L.G. COOK
Joaquin P.L.G. Cook, Interim President and Chief Executive Officer

Date: August 3, 2018	By:	/s/ FRANCISCO M. ATALIG
Francisco M. Atalig, Senior Vice President and Chief Financial Officer