Form 10-Q
period 2018-06-30
BankGuam Holding Co
filed 2018-08-13
CIK 1527383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

As of August 13, 2018, the registrant had outstanding 9,635,055 shares of common stock.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Condition

(in Thousands, Except Par Value)

	June 30, 2018	December 31, 2017
ASSETS
Cash and due from banks	$31,522	$29,033
Interest bearing deposits in banks	75,477	97,094
Total cash and cash equivalents	106,999	126,127
Restricted cash	400	400
Investment in unconsolidated subsidiary	3,215	3,167
Investment securities available-for-sale, at fair value	410,194	460,788
Investment securities held-to-maturity, at amortized cost (Fair Value $78,569 at 6/30/18 and $89,999 at 12/31/17)	79,288	89,677
Federal Home Loan Bank stock, at cost	2,356	2,303
Loans, net of allowance for loan losses ($18,806 at 6/30/18 and $17,279 at 12/31/17)	1,235,542	1,209,824
Accrued interest receivable	5,834	5,728
Premises and equipment, net	18,636	17,842
Other assets	46,483	50,090
Total assets	$1,908,947	$1,965,946

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$559,743	$508,149
Interest bearing	1,187,376	1,307,983
Total deposits	1,747,119	1,816,132
Accrued interest payable	124	131
Other liabilities	17,542	11,536
Total liabilities	1,764,785	1,827,799
Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock $0.2083 par value; 48,000 shares authorized; 9,667 and 9,446 shares issued and 9,635 and 9,414 shares outstanding at 6/30/18 and 12/31/17, respectively	2,015	1,969
Preferred stock $100 par value; 300 shares authorized; 9.8 shares issued and outstanding	980	980
Additional paid-in capital, Common stock	24,105	21,472
Additional paid-in capital, Preferred stock	8,803	8,803
Retained earnings	114,228	108,900
Accumulated other comprehensive loss	(5,679)	(3,687)
Common stock in treasury, at cost (32 shares)	(290)	(290)
Total stockholders’ equity	144,162	138,147
Total liabilities and stockholders’ equity	$1,908,947	$1,965,946

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Income

(Dollar and Share Amounts in Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest income:
Loans	$20,067	$18,079	$39,258	$35,231
Investment securities	2,551	1,941	4,986	3,693
Deposits with banks	124	248	372	431
Total interest income	22,742	20,268	44,616	39,355
Interest expense:
Savings deposits	510	514	1,020	1,006
Time deposits	28	38	59	76
Other borrowed funds	9	-	10	-
Total interest expense	547	552	1,089	1,082
Net interest income	22,195	19,716	43,527	38,273
Provision for loan losses	2,099	1,184	4,838	2,367
Net interest income, after provision for loan losses	20,096	18,532	38,689	35,906

Non-interest income:
Service charges and fees	1,754	1,452	3,438	2,850
Loss on sale of investment securities	(362)	-	(413)	(13)
Income from merchant services, net	485	598	1,177	1,188
Cardholders income, net	171	191	179	359
Trustee fees	879	259	1,079	455
Other income	916	678	1,799	1,378
Total non-interest income	3,843	3,178	7,259	6,217
Non-interest expense:
Salaries and employee benefits	9,251	8,555	18,056	16,925
Occupancy	1,815	1,695	3,611	3,251
Equipment and depreciation	2,543	2,116	4,857	4,138
Insurance	423	404	854	809
Telecommunications	487	412	980	849
FDIC assessment	339	343	709	739
Professional services	946	485	1,528	937
Contract services	422	453	833	957
Other real estate owned	21	11	43	66
Stationery and supplies	185	223	379	418
Training and education	348	362	540	668
General, administrative and other	2,208	2,198	4,135	4,655
Total non-interest expense	18,988	17,257	36,525	34,412
Income before income taxes	4,951	4,453	9,423	7,711
Income tax expense	1,054	1,184	1,898	2,157
Net income	3,897	3,269	7,525	5,554
Preferred stock dividend	(136)	(136)	(271)	(276)
Net income attributable to common stockholders	$3,761	$3,133	$7,254	$5,278
Earnings per common share:
Basic	$0.39	$0.34	$0.76	$0.57
Diluted	$0.39	$0.34	$0.76	$0.57
Dividends declared per common share	$0.10	$0.10	$0.20	$0.20
Basic weighted average common shares	9,635	9,274	9,590	9,271
Diluted weighted average common shares	9,635	9,274	9,590	9,271

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$3,897	$3,269	$7,525	$5,554
Other comprehensive (loss) income:
Unrealized holding (loss) gain on available-for-sale securities arising during the period, net of tax	(599)	286	(2,681)	431
Reclassification for loss realized on available-for-sale securities	362	-	413	13
Amortization of post-transfer unrealized holding loss on held-to-maturity securities during the period, net of tax	155	107	276	215
Total other comprehensive (loss) income	(82)	393	(1,992)	659
Total comprehensive income	$3,815	$3,662	$5,533	$6,213

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Cash Flows

(in Thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$7,525	$5,554
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,838	2,367
Depreciation	1,797	1,642
Amortization of fees, discounts and premiums	710	663
(Loss) gain on sales of other real estate owned, net	(17)	18
Proceeds from sales of loans held for sale	6,210	8,473
Origination of loans held for sale	(6,210)	(8,473)
Increase (decrease) in mortgage servicing rights	30	(12)
Realized loss on sale of available-for-sale securities	413	13
Realized gain on sale of premises and equipment	-	(23)
Income from equity investment in unconsolidated subsidiary	(225)	(46)
Dividends received from unconsolidated subsidiary	177	115
Net change in operating assets and liabilities:
Accrued interest receivable	(106)	(166)
Other assets	3,429	(6,328)
Accrued interest payable	(7)	(6)
Other liabilities	6,011	1,337
Net cash provided by operating activities	24,575	5,128

Cash flows from investing activities:
Purchases of available-for-sale securities	(65,459)	(59,280)
Proceeds from sales of available-for-sale securities	78,775	12,896
Maturities, prepayments and calls of available-for-sale securities	34,078	25,337
Maturities, prepayments and calls of held-to-maturity securities	10,473	3,269
Loan originations and principal collections, net	(30,556)	11,317
Costs of FHLB stock purchase	(53)	(448)
Proceeds from sales of other real estate owned	162	322
Purchases of premises and equipment	(2,590)	(1,993)
Net cash provided by (used in) investing activities	24,830	(8,580)

Cash flows from financing activities:
Net (decrease) increase in deposits	(69,013)	40,493
Proceeds from issuance of common stock	2,678	125
Dividends paid	(2,198)	(2,131)
Net cash (used in) provided by financing activities	(68,533)	38,487
Net change in cash, cash equivalents and restricted cash	(19,128)	35,035
Cash, cash equivalents and restricted cash at beginning of period	126,527	177,051
Cash, cash equivalents and restricted cash at end of period	$107,399	$212,086

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,084	$1,087
Income taxes	$2,202	$3,665
Supplemental disclosure of noncash investing and financing activities:
Net change in unrealized loss on held-to-maturity securities, net of tax	$276	$215
Net change in unrealized (loss) gain on available-for-sale securities, net of tax	$(2,267)	$444
Other real estate owned transferred from loans, net	$-	$260
Other real estate owned transferred to loans, net	$-	$(116)

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Notes to Condensed Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

Note 1 – Nature of Business

Organization

The accompanying condensed consolidated financial statements include the accounts of BankGuam Holding Company (“Company”) and its wholly-owned subsidiaries, Bank of Guam (“Bank”) and BankGuam Investment Services (“BGIS”). The Company is a Guam corporation organized on October 29, 2010, to act as a holding company of the Bank, a Guam banking corporation, a 22-branch bank serving the communities in Guam, the Commonwealth of the Northern Mariana Islands (“CNMI”), the Federated States of Micronesia (“FSM”), the Republic of the Marshall Islands (“RMI”), the Republic of Palau (“ROP”), and San Francisco, California. BankGuam Investment Services was incorporated in Guam in 2015 and initially capitalized during the first quarter of 2016. The Company executed an agreement to purchase up to 70% of ASC Trust Corporation through 2021, including its initial 25% investment made in July 2016.

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

Our condensed consolidated financial condition at June 30, 2018, and the condensed consolidated results of operations for the three and six months ended June 30, 2018, are not necessarily indicative of what our financial condition will be at December 31, 2018, or of the results of our operations that may be expected for the full year ending December 31, 2018.

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

Restricted Cash

Interest-bearing deposits in banks that mature within one year are carried at cost. $150 thousand of these deposits are held jointly under the names of Bank of Guam and the Guam Insurance Commissioner, and serve as a bond for the Bank of Guam Trust Department, and $250 thousand of these deposits are held under the Bank of Guam and are pledged for the Banker’s Loan Processing (“BLP”) program.

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”. Among other objectives, it is intended to provide more useful information to the users of financial statements by making the definition and recognition of revenue more comparable across reporting entities, industries, jurisdictions and capital markets. The Company’s revenue is primarily comprised of net interest income on financial assets less interest paid on financial liabilities, which are excluded from the scope of ASU No. 2014-09. The Company adopted ASU 2014-09 effective January 1, 2018, and it did not have a material impact on the Company’s consolidated financial position, cash flows, or results of operation. No cumulative adjustment was required upon adoption.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”, to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information and to address certain aspects of the recognition, measurement, presentation and disclosure of the fair value, including impairment assessments, of financial instruments. The Company has an equity investment in ASC Trust Company that is accounted for under the equity method and is excluded from the scope of ASU 2016-01. We adopted ASU 2016-01 on January 1, 2018, and its adoption did not have a significant impact on the Company’s consolidated financial statements as all of the Company’s investment securities are classified as available-for-sale and held-to-maturity debt securities.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting”, which clarifies the application of the guidance in Topic 718 on stock compensation in order to reduce the diversity in practice and to reduce the cost and complexity of applying the Topic to a change in the terms or conditions of a share-based payment award. Although this standard was adopted effective January 1, 2018, the Company has issued no stock options or phantom stock options to date; accordingly this update did not have an impact on our consolidated financial position or results of operation.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326)”, to amend the standards for the measurement of credit losses on financial instruments by replacing the historical incurred loss impairment methodology of determining the level of the allowance for loan and lease losses (“ALLL”), including losses associated with available-for-sale securities, with a more decision-useful methodology that reflects expected credit losses over the life of a financial instrument based upon historical experience, current conditions, and reasonable and supportable forecasts in determining the ALLL level, as well as the reserve for off-balance-sheet credit exposures. The Company is currently evaluating the provisions of ASU 2016-13 to determine the potential impact the new standard will have on our condensed consolidated financial statements, and has taken steps for implementation when it becomes effective beginning January 1, 2020, such as gathering pertinent data, consulting with outside professionals and evaluating its current IT systems. Management expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the first reporting period in which the new standard is effective, but cannot yet estimate the magnitude of the one-time adjustment or the overall impact of the new guidance on the Company’s financial position, results of operations or cash flows.

Note 3 – Earnings Per Common Share

Basic earnings per common share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Potential common shares that may be issued by the Company relate to shares subscribed but not yet issued in 2018 and 2017 under the Employee Stock Purchase Plan, and are reported as dilutive options. No shares were subscribed but not issued at the end of the three and six months ended June 30, 2018 and 2017.

Earnings per common share are computed based on reported net income, preferred stock dividends and the following common share data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$3,897	$3,269	$7,525	$5,554
Less preferred stock dividends	(136)	(136)	(271)	(276)
Net income available for common stockholders	3,761	3,133	7,254	5,278
Weighted average number of common shares outstanding	9,635	9,274	9,590	9,271
Effect of dilutive options	-	-	-	-
Weighted average number of common shares outstanding - used to calculate diluted earnings per common share	9,635	9,274	9,590	9,271
Earnings per common share:			-	-
Basic	$0.39	$0.34	$0.76	$0.57
Diluted	$0.39	$0.34	$0.76	$0.57

Note 4 – Investment Securities

The amortized cost and fair value of investment securities, with gross unrealized gains and losses, follows:

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$100,454	$-	$(2,163)	$98,291
U.S. government agency pool securities	231,130	4	(1,314)	229,820
U.S. government agency or GSE residential mortgage-backed securities	84,646	-	(2,563)	82,083
Total	$416,230	$4	$(6,040)	$410,194
Securities Held-to-Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$42,812	$26	$(164)	$42,674
U.S. government agency pool securities	10,624	9	(18)	10,615
U.S. government agency or GSE residential mortgage-backed securities	25,852	33	(605)	25,280
Total	$79,288	$68	$(787)	$78,569

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$105,407	$-	$(1,380)	$104,027
U.S. government agency pool securities	283,611	51	(1,319)	282,343
U.S. government agency or GSE residential mortgage-backed securities	75,560	-	(1,142)	74,418
Total	$464,578	$51	$(3,841)	$460,788
Securities Held-to-Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$45,178	$505	$(113)	$45,570
U.S. government agency pool securities	11,756	33	(35)	11,754
U.S. government agency or GSE residential mortgage-backed securities	32,743	243	(311)	32,675
Total	$89,677	$781	$(459)	$89,999

At June 30, 2018, and December 31, 2017, investment securities with a carrying value of $294.9 million and $307.3 million, respectively, were pledged to secure various government deposits and to meet other public requirements.

Proceeds and gross realized gains (losses) from the sales or calls of investment securities for the three and six months ended June 30, 2018 and 2017, are shown below:

	Three Months Ended June 30,
	2018	2017
Proceeds from sales	$60,460	$-
Gross realized gains from sales	$-	$-
Gross realized losses from sales	$(362)	$-

	Six Months Ended June 30,
	2018	2017
Proceeds from sales	$78,775	$12,896
Gross realized gains from sales	$-	$1
Gross realized losses from sales	$(413)	$(14)

The amortized cost and estimated fair value of investment securities by contractual maturity at June 30, 2018, and December 31, 2017, are shown below.  Actual maturities may differ from contractual maturities because issuers may have the right to call or borrowers the right to prepay obligations with or without call or prepayment penalties.  At June 30, 2018, obligations of U.S. government corporations and agencies with amortized costs totaling $495.5 million consist predominantly of Small Business Administration agency pool securities totaling $241.7 million and residential mortgage-backed securities totaling $101.9 million whose contractual maturity, or principal repayment, will follow the repayment of the underlying small business loans or mortgages.  For purposes of the following table, the entire outstanding balance of these SBA Pools and mortgage-backed securities issued by U.S. government corporations and agencies is categorized based on final maturity date.  At June 30, 2018, the Bank estimates the average remaining life of these SBA Pools and mortgage-backed securities to be approximately 3.5 years and 3.9 years, respectively.

	June 30, 2018
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$68	$68	$9,006	$8,957
Due after one but within five years	104,717	102,535	43,849	43,753
Due after five but within ten years	73,671	72,554	16,410	16,144
Due after ten years	237,774	235,037	10,023	9,715
Total	$416,230	$410,194	$79,288	$78,569

	December 31, 2017
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$336	$336	$7,004	$6,978
Due after one but within five years	111,443	110,041	53,451	54,044
Due after five but within ten years	51,861	51,450	18,336	18,262
Due after ten years	300,938	298,961	10,886	10,715
Total	$464,578	$460,788	$89,677	$89,999

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2018, and December 31, 2017.

	June 30, 2018
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
Securities Available for Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(539)	$29,347	$(1,623)	$68,945	$(2,162)	$98,292
U.S. government agency pool securities	(174)	67,242	(1,141)	155,676	(1,315)	222,918
U.S. government agency or GSE residential mortgage-backed securities	(1,117)	35,641	(1,446)	46,442	(2,563)	82,083
Total	$(1,830)	$132,230	$(4,210)	$271,063	$(6,040)	$403,293

Securities Held to Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(80)	$21,487	$(840)	$11,436	$(920)	$32,923
U.S. government agency pool securities	(17)	1,832	(2)	2,082	(19)	3,914
U.S. government agency or GSE residential mortgage-backed securities	(334)	14,379	(271)	4,235	(605)	18,614
Total	$(431)	$37,698	$(1,113)	$17,753	$(1,544)	$55,451

	December 31, 2017
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
Securities Available for Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(273)	$29,582	$(1,107)	$74,445	$(1,380)	$104,027
U.S. government agency pool securities	(241)	91,519	(1,078)	168,164	(1,319)	259,683
U.S. government agency or GSE residential mortgage-backed securities	(321)	35,384	(821)	39,034	(1,142)	74,418
Total	$(835)	$156,485	$(3,006)	$281,643	$(3,841)	$438,128

Securities Held to Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(33)	$4,002	$(80)	$11,946	$(113)	$15,948
U.S. government agency pool securities	(10)	5,422	(25)	3,201	(35)	8,623
U.S. government agency or GSE residential mortgage-backed securities	(101)	8,478	(210)	5,371	(311)	13,849
Total	$(144)	$17,902	$(315)	$20,518	$(459)	$38,420

The investment securities that were in an unrealized loss position as of June 30, 2018, which comprised a total of 164 securities, were not other-than-temporarily impaired. Specifically, the 164 securities are comprised of the following: 91 Small Business Administration (“SBA”) Pool securities, 19 mortgage-backed securities issued by the Government National Mortgage Association (“GNMA”), 24 mortgage-backed securities issued by the Federal National Mortgage Association (“FNMA”), 7 agency securities issued by the Federal Home Loan Bank (“FHLB”), 4 mortgage-backed securities and 1 step up bond issued by the Federal Home Loan Mortgage Corporation (“FHLMC”), 1 agency security issued by the Federal Farm Credit Banks (“FFCB”), and 17 U.S. Treasuries.

Total gross unrealized losses were primarily attributable to changes in market interest rates, relative to when the investment securities were purchased, and not due to any change in the credit quality of the investment securities. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not likely that the Company will be required to sell the investment securities before recovery of their amortized cost, which may be at maturity. However, the Company may elect to sell certain investment securities with an unrealized loss position in its “available for sale” portfolio as needed to replenish its cash liquidity.

Investment in Unconsolidated Subsidiary

In May 2016, the Company entered into a Stock Purchase Agreement to acquire 25% of ASC Trust Corporation, a Guam trust company. In July 2016, subsequent to the approval of the Federal Reserve Bank of San Francisco in June 2016, the purchase was executed.  The Agreement provides for the acquisition of an additional 20% of the stock of ASC Trust Corporation in April 2019, and another 25% in April 2021, with both future purchases subject to regulatory approval. The Agreement contains customary warranties, representations and indemnification provisions. The ASC Trust Corporation stock is subject to the equity method of accounting in our condensed consolidated statements of condition. During the six months ended June 30, 2018, the Company’s recorded investment in ASC Trust Corporation increased by $48 thousand, based upon the earnings of ASC Trust Corporation that are attributed to the Company’s ownership, less the amount received in dividends during the six months ended June 30, 2018.

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

During the six months ended June 30, 2018 and 2017, the Bank originated and sold approximately $6.2 million and $8.5 million, respectively, in FHLMC mortgage loans.

Mortgage loans serviced for others are not included in the accompanying condensed consolidated statements of condition. The unpaid principal balances of mortgage loans serviced for others were $200.2 million and $206.4  million at June 30, 2018, and December 31, 2017, respectively. The decrease of $6.1 million (3.0%) during the six months ended June 30, 2018 was due to scheduled principal payments and prepayments.

We retain mortgage servicing rights on mortgage loans that we sell. Such rights represent the net positive cash flows generated from the servicing of such mortgage loans and we recognize such rights as assets on our statements of financial condition based on their estimated fair values. We receive servicing fees, less any subservicing costs, on the unpaid principal balances of such mortgage loans. Those fees are collected from the monthly payments made by the mortgagors or from the proceeds of the sale or foreclosure and liquidation of the underlying real property collateralizing the loans. At June 30, 2018, and December 31, 2017, mortgage servicing rights totaled $1.9 million and $1.9 million, respectively, and are included in other assets in the accompanying condensed consolidated statements of condition. The Bank accounts for mortgage servicing rights at fair value with changes in fair value recorded in the condensed consolidated statements of income.

Loans

Outstanding loan balances are presented net of unearned income, deferred loan fees, and unamortized discount and premium. Loans subject to ASC 310-30 are presented net of the related accretable yield.

The loan portfolio consisted of the following at:

	June 30, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
Commercial
Commercial & industrial	$254,528	20.2%	$256,022	20.8%
Commercial mortgage	579,902	46.1%	553,125	45.0%
Commercial construction	23,657	1.9%	10,157	0.8%
Commercial agriculture	702	0.1%	716	0.1%
Total commercial	858,789	68.3%	820,020	66.7%
Consumer
Residential mortgage	136,284	10.8%	137,962	11.2%
Home equity	1,137	0.1%	545	0.0%
Automobile	29,503	2.3%	30,490	2.5%
Other consumer loans[1]	231,517	18.4%	240,863	19.6%
Total consumer	398,441	31.7%	409,860	33.3%
Gross loans	1,257,230	100.0%	1,229,880	100.0%
Deferred loan (fees) costs, net	(2,882)		(2,777)
Allowance for loan losses	(18,806)		(17,279)
Loans, net	$1,235,542		$1,209,824

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

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

Set forth below is a summary of the Bank’s activity in the allowance for loan losses during the three and six months ended June 30, 2018 and 2017, and the year ended December 31, 2017:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	Year Ended December 31, 2017
Balance, beginning of period	$18,057	$15,335	$17,279	$15,435	$15,435
Provision for loan losses	2,099	1,184	4,838	2,367	7,519
Recoveries on loans previously charged off	478	460	936	797	1,604
Charged off loans	(1,828)	(1,608)	(4,247)	(3,228)	(7,279)
Balance, end of period	$18,806	$15,371	$18,806	$15,371	$17,279

Set forth below is information regarding loan balances and the related allowance for loan losses, by portfolio type, for the three and six months ended June 30, 2018 and 2017, and the year ended December 31, 2017, respectively.

	Commercial	Residential Mortgages	Consumer	Total
	(Dollars in thousands)
Six Months Ended June 30, 2018
Allowance for loan losses:
Balance at beginning of period	$7,623	$1,409	$8,247	$17,279
Charge-offs	(302)	-	(3,945)	(4,247)
Recoveries	27	3	906	936
Provision	3,857	174	807	4,838
Balance at end of period	$11,205	$1,586	$6,015	$18,806

Three Months Ended June 30, 2018
Allowance for loan losses:
Balance at beginning of period	10,602	1,278	6,177	18,057
Charge-offs	11	-	(1,839)	(1,828)
Recoveries	6	2	470	478
Provision	586	306	1,207	2,099
Ending balance	$11,205	$1,586	$6,015	$18,806

Allowance balance at end of period related to:
Loans individually evaluated for impairment	$64	$102	$1,675	$1,841
Loans collectively evaluated for impairment	11,141	1,484	4,340	16,965
Ending balance	$11,205	$1,586	$6,015	$18,806

Loan balances at end of period:
Loans individually evaluated for impairment	$8,444	$5,125	$2,066	$15,635
Loans collectively evaluated for impairment	850,345	132,296	258,954	1,241,595
Ending balance	$858,789	$137,421	$261,020	$1,257,230

Six Months Ended June 30, 2017
Allowance for loan losses:
Balance at beginning of period	$7,264	$1,773	$6,398	$15,435
Charge-offs	-	(30)	(3,198)	(3,228)
Recoveries	30	3	764	797
Provision	200	6	2,161	2,367
Ending balance	$7,494	$1,752	$6,125	$15,371

Three Months Ended June 30, 2017
Allowance for loan losses:
Balance at beginning of period	$8,685	$1,879	$4,771	$15,335
Charge-offs	-	(29)	(1,579)	(1,608)
Recoveries	20	1	439	460
Provision	(1,211)	(99)	2,494	1,184
Ending balance	$7,494	$1,752	$6,125	$15,371

Allowance balance at end of period related to:
Loans individually evaluated for impairment	$3	$6	$1,062	$1,071
Loans collectively evaluated for impairment	7,491	1,746	5,063	14,300
Ending balance	$7,494	$1,752	$6,125	$15,371

Loan balances at end of period:
Loans individually evaluated for impairment	$6,643	$6,269	$1,390	$14,302
Loans collectively evaluated for impairment	770,882	133,960	243,519	1,148,361
Ending balance	$777,525	$140,229	$244,909	$1,162,663

	Commercial	Residential Mortgages	Consumer	Total
	(Dollars in thousands)
Year Ended December 31, 2017
Allowance for loan losses:
Balance at beginning of year	$7,264	$1,773	$6,398	$15,435
Charge-offs	(172)	(145)	(6,962)	(7,279)
Recoveries	47	6	1,551	1,604
Provision	484	(225)	7,260	7,519
Ending balance	$7,623	$1,409	$8,247	$17,279

Allowance balance at end of year related to:
Loans individually evaluated for impairment	$28	$90	$1,747	$1,865
Loans collectively evaluated for impairment	7,595	1,319	6,500	15,414
Ending balance	$7,623	$1,409	$8,247	$17,279

Loan balances at end of year:
Loans individually evaluated for impairment	$7,094	$5,442	$2,237	$14,773
Loans collectively evaluated for impairment	812,926	133,065	269,116	1,215,107
Ending balance	$820,020	$138,507	$271,353	$1,229,880

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

Credit Quality

The following table provides a summary of the delinquency status of the Bank’s loans by portfolio type:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Non-Accrual	90 Days and Greater Still Accruing	Total Past Due	Current	Total Loans Outstanding
June 30, 2018
Commercial
Commercial & industrial	$675	$88	$132	$-	$895	$253,633	$254,528
Commercial mortgage	2,449	141	1,587	301	4,478	575,424	579,902
Commercial construction	-	-	-	-	-	23,657	23,657
Commercial agriculture	-	-	-	-	-	702	702
Total commercial	3,124	229	1,719	301	5,373	853,416	858,789

Consumer
Residential mortgage	4,295	3,976	1,396	31	9,698	126,586	136,284
Home equity	-	94	-	-	94	1,043	1,137
Automobile	1,385	310	-	112	1,807	27,696	29,503
Other consumer [1]	3,025	1,620	229	1,530	6,404	225,113	231,517
Total consumer	8,705	6,000	1,625	1,673	18,003	380,438	398,441
Total	$11,829	$6,229	$3,344	$1,974	$23,376	$1,233,854	$1,257,230

December 31, 2017
Commercial
Commercial & industrial	$155	$546	$-	$20	$721	$255,301	$256,022
Commercial mortgage	-	803	364	-	1,167	551,958	553,125
Commercial construction	-	-	-	-	-	10,157	10,157
Commercial agriculture	-	-	-	-	-	716	716
Total commercial	155	1,349	364	20	1,888	818,132	820,020

Consumer
Residential mortgage	5,804	3,046	2,373	-	11,223	126,739	137,962
Home equity	7	96	-	-	103	442	545
Automobile	1,512	415	-	201	2,128	28,362	30,490
Other consumer [1]	3,513	2,157	257	1,725	7,652	233,211	240,863
Total consumer	10,836	5,714	2,630	1,926	21,106	388,754	409,860
Total	$10,991	$7,063	$2,994	$1,946	$22,994	$1,206,886	$1,229,880

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

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

The following table provides information as of June 30, 2018, and December 31, 2017, with respect to loans on non-accrual status, by portfolio type:

	June 30, 2018	December 31, 2017
	(Dollars in thousands)
Non-accrual loans:
Commercial
Commercial & industrial	$388	$426
Commercial mortgage	7,172	6,554
Commercial construction	-	-
Commercial agriculture	-	-
Total commercial	7,560	6,980

Consumer
Residential mortgage	$5,094	$6,063
Home equity	-	-
Automobile	-	-
Other consumer [1]	424	311
Total consumer	5,518	6,374
Total non-accrual loans	$13,078	$13,354

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

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

The Bank classifies its loan portfolios using internal credit quality ratings, as discussed above under Allowance for Loan Losses. The following table provides a summary of loans by portfolio type and the Bank’s internal credit quality ratings as of June 30, 2018, and December 31, 2017:

	June 30, 2018	December 31, 2017	Increase (Decrease)
	(Dollars in thousands)
Pass:
Commercial & industrial	$222,055	$222,662	$(607)
Commercial mortgage	538,224	511,702	26,522
Commercial construction	23,657	10,157	13,500
Commercial agriculture	702	716	(14)
Residential mortgage	130,830	131,743	(913)
Home equity	1,137	538	599
Automobile	29,391	30,289	(898)
Other consumer	229,563	238,827	(9,264)
Total pass loans	$1,175,559	$1,146,634	$28,925

Special Mention:
Commercial & industrial	$2,105	$20,528	$(18,423)
Commercial mortgage	4,946	32,723	(27,777)
Commercial construction	-	-	-
Commercial agriculture	-	-	-
Residential mortgage	1	139	(138)
Home equity	-	-	-
Automobile	-	-	-
Other consumer	-	-	-
Total special mention loans	$7,052	$53,390	$(46,338)

Substandard:
Commercial & industrial	$30,353	$12,810	$17,543
Commercial mortgage	36,431	8,700	27,731
Commercial construction	-	-	-
Commercial agriculture	-	-	-
Residential mortgage	726	645	81
Home equity	-	-	-
Automobile	-	-	-
Other consumer	-	-	-
Total substandard loans	$67,510	$22,155	$45,355

Formula Classified:
Commercial & industrial	$15	$22	$(7)
Commercial mortgage	301	-	301
Commercial construction	-	-	-
Commercial agriculture	-	-	-
Residential mortgage	4,727	5,435	(708)
Home equity	-	7	(7)
Automobile	112	201	(89)
Other consumer	1,954	2,036	(82)
Total formula classified loans	$7,109	$7,701	$(592)

Doubtful:
Commercial & industrial	$-	$-	$-
Commercial mortgage	-	-	-
Commercial construction	-	-	-
Commercial agriculture	-	-	-
Residential mortgage	-	-	-
Home equity	-	-	-
Automobile	-	-	-
Other consumer	-	-	-
Total doubtful loans	$-	$-	$-
Total outstanding loans, gross	$1,257,230	$1,229,880	$27,350

As the above table indicates, the Bank’s total gross loans approximated $1.26 billion at June 30, 2018, up from $1.23 billion at December 31, 2017. The disaggregation of the portfolio by risk rating in the table reflects the following changes between December 31, 2017, and June 30, 2018:

•

Loans rated “pass” increased by $28.9 million to $1.18 billion at June 30, 2018, up from $1.15 billion at December 31, 2017. The increase was primarily in commercial mortgage loans, which grew by $26.5 million, commercial construction, which rose by $13.5 million and home equity loans, which were up by $599 thousand. These increases were primarily offset by decreases in other consumer loans by $9.3 million, residential mortgages by $913 thousand, automobile loans by $898 thousand and commercial & industrial loans by $607 thousand. The increases in commercial mortgage loans and home equity loans are due to new loans, and the increase in commercial construction loans is due to new loans and additional disbursements. The decrease in other consumer loans of $9.3 million was due to pay offs, pay downs, charge offs and loans reclassified from “pass” to “formula classified”.

•

The “special mention” category decreased by $46.3 million, from $53.4 million to $7.1 million between December 31, 2017 and June 30, 2018. This is attributed to a decrease in special mention commercial mortgage loans by $27.8 million, primarily as a result of one loan relationship that was reclassified from “special mention” to “substandard.” Additionally, there was a decrease in special mention commercial & industrial loans by $18.4 million, principally due to paydowns, pay offs and the reassignment of risk reclassifications.

•

Loans classified “substandard” increased by $45.4 million, to $67.5 million at June 30, 2018, from $22.2 million at December 31, 2017. The increase was the result of the reclassification of one loan relationship in commercial mortgage notes, as mentioned above, and one loan relationship in commercial & industrial of $16.9 million reclassified to “substandard” from “special mention.”

•

The “formula classified” category decreased by $592 thousand, to $7.1 million at June 30, 2018, from $7.7 million at December 31, 2017, primarily due to a decrease of $708 thousand in residential mortgage loans in this category.

•	There were no loans classified as “doubtful” at either June 30, 2018, or December 31, 2017.

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

The following table sets forth information regarding non-accrual loans and restructured loans, at June 30, 2018, and December 31, 2017:

	June 30, 2018	December 31, 2017
	(Dollars in thousands)
Impaired loans:
Restructured loans:
Non-accruing restructured loans	$5,067	$5,265
Accruing restructured loans	259	305
Total restructured loans	5,326	5,570
Other impaired loans	10,309	9,203
Total impaired loans	$15,635	$14,773

Impaired loans less than 90 days delinquent and included in total impaired loans	$10,316	$6,651

The table below contains additional information with respect to impaired loans, by portfolio type, at June 30, 2018, and December 31, 2017:

	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
June 30, 2018, With no related allowance recorded:
Commercial & industrial	$784	$784	$637	$2
Commercial mortgage	6,947	6,947	6,520	-
Commercial construction	-	-	-	-
Commercial agriculture	-	-	-	-
Residential mortgage	27	27	27	1
Home equity	-	-	-	-
Automobile	-	-	-	-
Other consumer	-	-	-	-
Total impaired loans with no related allowance	$7,758	$7,758	$7,184	$3

June 30, 2018, With a related allowance recorded:
Commercial & industrial	$187	$383	$219	$-
Commercial mortgage	526	551	473	5
Commercial construction	-	-	-	-
Commercial agriculture	-	-	-	-
Residential mortgage	5,097	5,148	5,153	-
Home equity	-	-	-	-
Automobile	65	65	92	1
Other consumer	2,002	1,751	1,999	15
Total impaired loans with a related allowance	$7,877	$7,898	$7,936	$21

December 31, 2017, With no related allowance recorded:
Commercial & industrial	$515	$515	$532	$1
Commercial mortgage	6,192	6,192	5,767	-
Commercial construction	-	-	-	-
Commercial agriculture	-	-	-	-
Residential mortgage	-	-	-	-
Home equity	-	-	-	-
Automobile	-	-	-	-
Other consumer	-	-	-	-
Total impaired loans with no related allowance	$6,707	$6,707	$6,299	$1

December 31, 2017, With a related allowance recorded:
Commercial & industrial	$180	$351	$113	$1
Commercial mortgage	208	233	264	-
Commercial construction	-	-	-	-
Commercial agriculture	-	-	-	-
Residential mortgage	5,435	5,448	5,644	-
Home equity	7	7	7	-
Automobile	201	211	108	3
Other consumer	2,035	2,035	1,629	17
Total impaired loans with a related allowance	$8,066	$8,285	$7,765	$21

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

Troubled Debt Restructurings

In accordance with FASB’s Accounting Standards Update No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring” (ASU No. 2011-02), the Bank had $5.3 million of troubled debt restructurings (TDRs) as of June 30, 2018, down by $244 thousand from $5.6 million at December 31, 2017, and entirely in commercial mortgage loans. The restructured loans recorded with the Bank have been modified for the purpose of alleviating temporary impairments to the borrower’s financial condition. The modifications that the Bank has extended to borrowers have come in the form of a change in the amortization terms, a reduction in the interest rate, and interest-only payments. The workout plan between the borrower and the Bank is designed to provide a bridge for cash flow shortfalls in the near term. As the borrower works through the near-term issues, in most cases, the original contractual terms will be reinstated.

Additional information regarding performing and nonperforming TDRs at June 30, 2018, and December 31, 2017, is set forth in the following table:

		Pre-Modification Outstanding		Post-Modification Outstanding	Outstanding Balance
	Number of Loans	Recorded Investment	Principal Modifications	Recorded Investment	June 30, 2018	December 31, 2017
Performing
Residential mortgage	-	$-	$-	$-	$-	$-
Commercial mortgage	2	369	-	369	259	305
Automobile	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total performing	2	$369	$-	$369	$259	$305
Nonperforming
Residential mortgage	-	$-	$-	$-	$-	$-
Commercial mortgage	8	7,939	-	7,939	5,067	5,265
Automobile	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total nonperforming	8	$7,939	$-	$7,939	$5,067	$5,265
Total Troubled Debt Restructurings (TDRs)	10	$8,308	$-	$8,308	$5,326	$5,570

Principal modification includes principal forgiveness at the time of modification, contingent principal forgiveness granted over the life of the loan based on borrower performance, and principal that has been legally separated and deferred to the end of the loan, with zero percent contractual interest rate.

During the six months ended June 30, 2018 and 2017, no loans were modified as troubled debt restructurings.

There were no defaults on troubled debt restructurings within twelve months following the modification during the six months ended June 30, 2018 and 2017.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). As of June 30, 2018, and December 31, 2017, the Bank met all capital adequacy requirements to which it is subject.

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

As of June 30, 2018, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of June 30, 2018, and December 31, 2017, are also presented in the table below.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2018:
Total capital (to Risk Weighted Assets)	$160,255	12.860%	$123,053	9.875%	$124,611	10.000%
Tier 1 capital (to Risk Weighted Assets)	$144,638	11.607%	$98,131	7.875%	$99,689	8.000%
Tier 1 capital (to Average Assets)	$144,638	7.426%	$77,905	4.000%	$97,381	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$139,638	11.206%	$79,439	6.375%	$80,997	6.500%

At December 31, 2017:
Total capital (to Risk Weighted Assets)	$151,699	12.490%	$112,347	9.250%	$121,456	10.000%
Tier 1 capital (to Risk Weighted Assets)	$136,521	11.240%	$88,056	7.250%	$97,165	8.000%
Tier 1 capital (to Average Assets)	$136,521	6.968%	$78,373	4.000%	$97,967	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$131,521	10.829%	$69,837	5.750%	$78,946	6.500%

In addition, the Company’s actual capital amounts and ratios as of June 30, 2018, and December 31, 2017, are also presented in the table below.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2018:
Total capital (to Risk Weighted Assets)	$164,719	13.184%	$123,377	9.875%	$124,939	10.000%
Tier 1 capital (to Risk Weighted Assets)	$149,062	11.931%	$98,389	7.875%	$99,951	8.000%
Tier 1 capital (to Average Assets)	$149,062	7.641%	$78,032	4.000%	$97,540	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$139,280	11.148%	$79,648	6.375%	$81,210	6.500%

At December 31, 2017:
Total capital (to Risk Weighted Assets)	$156,300	12.834%	$112,648	9.250%	$121,781	10.000%
Tier 1 capital (to Risk Weighted Assets)	$141,052	11.582%	$88,291	7.250%	$97,425	8.000%
Tier 1 capital (to Average Assets)	$141,052	7.187%	$78,504	4.000%	$98,130	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$131,269	10.779%	$70,024	5.750%	$79,158	6.500%

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

Non-Cumulative Perpetual Preferred Stock

At June 30, 2018, the Company had outstanding 9,783 shares of its non-voting Series A Non-Cumulative Perpetual Preferred Stock (the “Series A Preferred Stock”). The shares of Series A Preferred Stock have an initial fixed yield of 5.5% per annum, but the yield becomes floating at June 30, 2021, after which the annual yield will be the three-month LIBOR rate plus 4.825%. The Series A Preferred Stock carries a liquidation preference of $1 thousand per share.

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

A summary of financial instruments with off-balance-sheet risk at June 30, 2018, and December 31, 2017, is as follows:

	June 30, 2018	December 31, 2017
Commitments to extend credit	$138,550	$159,767
Letters of credit:
Standby letters of credit	$56,755	$54,707
Commercial letters of credit	3,911	2,601
Total	$60,666	$57,308

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for some lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. There was $27 thousand in reserve liabilities associated with these commitments at June 30, 2018.

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

The Bank considers its standby and other letters of credit to be payment guarantees. At June 30, 2018, the maximum undiscounted future payments that the Bank could be required to make for all outstanding letters of credit were $60.7 million. All of these arrangements mature within one year. The Bank has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized; however, several are unsecured. The Bank had recorded $27 thousand in reserve liabilities associated with these guarantees at June 30, 2018.

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

A valuation allowance of $2.0 million has been provided at June 30, 2018, and December 31, 2017, to reduce the deferred tax asset because, in management’s opinion, it is more likely than not that less than the entire amount will be realized. The portion of the deferred tax asset with valuation allowance is attributable to a cumulative net operating loss carry forward from the Bank’s CNMI operations, which losses management anticipates will continue. The charge from the net operating loss has already been realized in the accompanying condensed consolidated statements of income as a result of the Guam income tax code.

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

Financial assets measured at fair value on a recurring basis as of June 30, 2018, and December 31, 2017, are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At June 30, 2018
U.S. treasury notes and bonds	$53,874	$-	$-	$53,874
U.S. government agency and sponsored enterprise (GSE) debt securities	-	44,417	-	44,417
U.S. government agency pool securities	-	229,820	-	229,820
U.S. government agency or GSE	-	82,083	-	82,083
Other assets:
MSRs	-	-	1,873	1,873
Total fair value	$53,874	$356,320	$1,873	$412,067

At December 31, 2017
U.S. treasury notes and bonds	$59,169	$-	$-	$59,169
U.S. government agency and sponsored enterprise (GSE) debt securities	-	44,858	-	44,858
U.S. government agency pool securities	-	282,343	-	282,343
U.S. government agency or GSE	-	74,418	-	74,418
Other assets:
MSRs	-	-	1,903	1,903
Total fair value	$59,169	$401,619	$1,903	$462,691

There were no liabilities measured at fair value on a recurring basis as of June 30, 2018, and December 31, 2017.

During the six months ended June 30, 2018 and 2017, the changes in Level 3 assets measured at fair value on a recurring basis are as follows:

	Six Months Ended June 30,
	2018	2017
Beginning balance	$1,903	$1,527
Realized and unrealized net gains:
Included in net income	(30)	(12)
Included in other comprehensive income	-	-
Purchases, issuance and settlements
Purchases	-	-
Issuances	-	-
Settlements	-	-
Ending balance	$1,873	$1,515

The valuation technique used for Level 3 mortgage servicing rights (“MSRs”) is their discounted cash flow. Inputs considered in determining Level 3 pricing include the anticipated prepayment rates, discount rates, and cost to service. Significant increases or decreases in any of those inputs in isolation would result in a significantly lower or higher fair value measurement.

The following table presents quantitative information about the valuation technique and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring basis:

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average Rate
June 30, 2018
Financial instrument:
MSRs	$1,873	Discounted Cash Flow	Discount Rate	6.50% - 9.25%	8.00%
			Weighted Average Prepayment Rate (Public Securities Association)	125%
December 31, 2017
Financial instrument:
MSRs	$1,903	Discounted Cash Flow	Discount Rate	6.50% - 9.25%	8.00%
			Weighted Average Prepayment Rate (Public Securities Association)	125%

There were no transfers into or out of the Bank’s Level 3 financial instruments for the periods ended June 30, 2018 and December 31, 2017.

Nonrecurring Fair Value Measurements

Under certain circumstances, the Bank makes adjustments to fair value for assets and liabilities even though they are not measured at fair value on an ongoing basis. The following table presents the financial instruments carried on the condensed consolidated statements of condition by caption and by level in the fair value hierarchy at June 30, 2018, and December 31, 2017, for which a nonrecurring change in fair value has been recorded:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2018
Financial assets:
Loans, net
Impaired loans	$-	$-	$-	$-

Other assets
Other real estate owned	$-	$-	$2,298	$2,298

December 31, 2017
Financial assets:
Loans, net
Impaired loans	$-	$-	$-	$-

Other assets
Other real estate owned	$-	$-	$2,466	$2,466

The fair value of loans subject to write downs is estimated using the appraised value of the underlying collateral, discounted as necessary due to management’s estimates of changes in economic conditions.

Additionally, the Bank also makes adjustments to nonfinancial assets and liabilities even though they are not measured at fair value on an ongoing basis. With the exception of other real estate owned, the Bank does not have nonfinancial assets or liabilities for which a nonrecurring change in fair value has been recorded during the periods ended June 30, 2018, and December 31, 2017.

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

If quoted market prices are not available, the Bank estimates fair values using pricing models and discounted cash flows that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, and credit spreads. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include U.S. GSE obligations, U.S. government agency pool securities, and other securities. Mortgage-backed securities are included in Level 2 if observable inputs are available. In certain cases where there is limited activity or less transparency around inputs to the valuation, the Bank would classify those securities in Level 3. At June 30, 2018, and December 31, 2017, the Bank did not have any Level 3 investment securities.

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

Fair Value of Other Financial Instruments

The estimated fair values of the Bank’s financial instruments, excluding those assets recorded at fair value on a recurring basis on the Bank’s condensed consolidated statements of condition, are as follows:

		Estimated fair value
	Carrying Amount	Level 1	Level 2	Level 3
June 30, 2018	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$106,999	$106,999	$-	$-
Restricted cash	400	400	-	-
Federal Home Loan Bank stock	2,356	-	2,356	-
Investment securities held-to-maturity	79,288	-	78,569	-
Loans, net	1,235,542	-	-	1,230,182
Total	$1,424,585	$107,399	$80,925	$1,230,182

Financial liabilities:
Deposits	1,747,119	-	-	1,733,006
Total	$1,747,119	$-	$-	$1,733,006

December 31, 2017
Financial assets:
Cash and cash equivalents	$126,127	$126,127	$-	$-
Restricted cash	400	400	-	-
Federal Home Loan Bank stock	2,303	-	2,303	-
Investment securities held-to-maturity	89,677	-	89,999	-
Loans, net	1,209,824	-	-	1,202,817
Total	$1,428,331	$126,527	$92,302	$1,202,817

Financial liabilities:
Deposits	$1,816,132	$-	$-	$1,816,773
Total	$1,816,132	$-	$-	$1,816,773

Note 11 – Comprehensive Income

The components of accumulated other comprehensive income, including stockholders’ equity, are as follows:

	Six Months Ended June 30,
	2018	2017
Net unrealized loss on available for sale securities	$(6,448)	$(2,601)
Amounts reclassified from AOCI for loss on sale of investment securities available for sale included in net income	413	13
Tax effect	1,266	880
Unrealized holding loss on available for sale securities, net of tax	(4,769)	(1,708)
Gross unrealized holding loss on held to maturity securities	(1,186)	(1,620)
Amortization of unrealized holding loss on held to maturity during the period	276	215
Unrealized holding loss on held to maturity securities	(910)	(1,405)
Accumulated other comprehensive income	$(5,679)	$(3,113)

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

Overview

BankGuam Holding Company (the “Company”) is a Guam corporation organized on October 29, 2010, to act as a holding company of Bank of Guam (the “Bank”), a 22-branch bank serving the communities in Guam, the Commonwealth of the Northern Mariana Islands (“CNMI”), the Federated States of Micronesia (“FSM”), the Republic of the Marshall Islands (“RMI”), the Republic of Palau (“ROP”), and San Francisco, California. On August 15, 2011, the Company acquired all of the outstanding common stock of the Bank in a holding company formation transaction.

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

Summary of Operating Results

The following table provides unaudited comparative information with respect to our results of operations for the three and six months ended June 30, 2018  and 2017, respectively:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018 Amount	2017 Amount	% Change	2018 Amount	2017 Amount	% Change
Interest income	$22,742	$20,268	12.2%	$44,616	$39,355	13.4%
Interest expense	547	552	-0.9%	1,089	1,082	0.6%
Net interest income before provision for loan losses	22,195	19,716	12.6%	43,527	38,273	13.7%
Provision for loan losses	2,099	1,184	77.3%	4,838	2,367	104.4%
Net interest income after provision for loan losses	20,096	18,532	8.4%	38,689	35,906	7.8%
Non-interest income	3,843	3,178	20.9%	7,259	6,217	16.8%
Non-interest expense	18,988	17,257	10.0%	36,525	34,412	6.1%
Income before income taxes	4,951	4,453	11.2%	9,423	7,711	22.2%
Income tax expense	1,054	1,184	-11.0%	1,898	2,157	-12.0%
Net income	$3,897	$3,269	19.2%	$7,525	$5,554	35.5%

Earnings per common share
Basic net income	$0.39	$0.34		$0.76	$0.57
Diluted net income	$0.39	$0.34		$0.76	$0.57

As the above table indicates, our net income increased in the three and six months ended June 30, 2018, as compared to the corresponding periods in 2017. In the three months ended June 30, 2018, we recorded net income after taxes of $3.9 million, an increase of $628 thousand (or 19.2%) as compared to the same period in 2017. These results were most significantly impacted by higher net interest income, which increased by $2.5 million, and an increase in non-interest income of $665 thousand, but these increases were partially offset by an increase of $1.7 million in our non-interest expense and an increase of $915 thousand in our provision for loan losses. The increase in net interest income in the three months ended June 30, 2018, as compared to the same period in 2017, was largely attributed to an increase in interest earnings on loans, which went up by $2.0 million due to higher interest rates and growth of $94.6 million in our gross loan portfolio, and an increase of $682 thousand in income from our securities portfolio associated with rising yields that were partially offset by a decrease of $44.3 million in the portfolio. The $130 thousand decrease in income tax expense was due to the reduction of corporate income tax rates under the 2017 Tax Cuts and Jobs Act.

In the six months ended June 30, 2018, we recorded an increase in net income after taxes of $7.5 million, higher by $2.0 million (35.5%) from the $5.6 million recorded in the six months ended June 30, 2017. The largest factors in the increase were an increase of $5.3 million in net interest income, a rise of $1.0 million in non-interest income and a reduction of $259 thousand in income taxes, partially offset by an increase of $2.5 million in our provision for loan losses and an increase of $2.1 million on our non-interest expense.

The following table shows the increase in our net interest margin in the three and six months ended June 30, 2018, but it also indicates the impact that the increase in our net income had on our annualized returns on average assets and average equity during that period, as compared to the corresponding three and six months ended June 30, 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net interest margin	4.77%	4.19%	4.66%	4.14%
Return on average assets	0.80%	0.66%	0.77%	0.58%
Return on average equity	10.86%	9.63%	10.54%	8.25%

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

The following table sets forth our interest income, interest expense and net interest income, and our annualized net interest margin for the three and six months ended June 30, 2018 and 2017, respectively:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
Interest income	$22,742	$20,268	12.21%	44,616	$39,355	13.37%
Interest expense	547	552	-0.91%	1,089	1,082	0.65%
Net interest income	$22,195	$19,716	12.57%	$43,527	$38,273	13.73%

Net interest margin	4.77%	4.19%	0.58%	4.66%	4.14%	0.52%

Net interest income increased by 12.6% and 13.7%, respectively, for the three and six months ended June 30, 2018, as compared to the corresponding periods in 2017.

For the three and six months ended June 30, 2018, net interest income rose by $2.5 million and $5.3 million, respectively, as compared to the same periods in 2017. Total interest income also increased by $2.5 million and $5.3 million in those same periods, respectively, principally because of a $2.0 million increase in our loan interest earnings, supplemented by a $610 thousand increase in interest earned on our investment portfolio during the three months ended June 30, 2018, compared to the previous year, and because of a $4.0 million increase in our loan interest income and a $1.3 million rise in the interest earnings from our investment portfolio during the six months ended June 30, 2018, compared to the corresponding period of 2017. The growth in our net interest margin was primarily the result of increases of 0.58% and 0.52% in the yield on our average earning assets, respectively, in the three and six months ended June 30, 2018, as compared to the corresponding periods of 2017, combined with modest changes in our average earning assets of a decrease of 1.2% and an increase of 1.3%, respectively, during those same comparative periods.

Average Balances

Distribution, Rate and Yield

The following table sets forth information regarding our average balance sheet, annualized yields on interest-earning assets and interest rates on interest-bearing liabilities, the interest rate spread and the interest rate margin for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018			2017
	Average Balance	Interest Earned/Paid	Average Yield/Rate	Average Balance	Interest Earned/Paid	Average Yield/Rate
Interest earning assets:
Short term investments[1]	$71,247	$124	0.70%	$157,158	$248	0.63%
Investment Securities²	529,374	2,551	1.93%	528,129	1,941	1.47%
Loans³	1,258,802	20,067	6.38%	1,196,179	18,079	6.05%
Total earning assets	1,859,423	22,742	4.89%	1,881,466	20,268	4.31%
Noninterest earning assets	83,805			87,095
Total assets	$1,943,228			$1,968,561
Interest-bearing liabilities:
Interest-bearing checking accounts	$269,314	$86	0.13%	$266,357	$81	0.12%
Money market and savings accounts	934,237	424	0.18%	1,002,204	433	0.17%
Certificates of deposit	33,121	28	0.34%	50,410	38	0.30%
Other borrowings	-	9	0.00%	-	-	0.00%
Total interest-bearing liabilities	1,236,672	547	0.18%	1,318,971	552	0.17%
Non-interest bearing liabilities	563,004			513,739
Total liabilities	1,799,676			1,832,710
Stockholders’ equity	143,552			135,851
Total liabilities and stockholders’ equity	$1,943,228			$1,968,561

Net interest income		$22,195			$19,716

Interest rate spread			4.72%			4.14%
Net interest margin			4.77%			4.19%

	Six Months Ended June 30,
	2018			2017
	Average Balance	Interest Earned/Paid	Average Yield/Rate	Average Balance	Interest Earned/Paid	Average Yield/Rate
Interest earning assets:
Short term investments[1]	$67,794	$372	1.10%	$134,051	$431	0.64%
Investment securities²	547,901	4,986	1.82%	524,487	3,693	1.41%
Loans³	1,251,671	39,258	6.27%	1,188,540	35,231	5.93%
Total earning assets	1,867,366	44,616	4.78%	1,847,078	39,355	4.26%
Noninterest earning assets	85,282			84,203
Total assets	$1,952,648			$1,931,281
Interest-bearing liabilities:
Interest-bearing checking accounts	$281,639	$173	0.12%	$274,478	$163	0.12%
Money market and savings accounts	947,305	847	0.18%	973,465	843	0.17%
Certificates of deposit	33,844	58	0.34%	50,683	76	0.30%
Other borrowings	-	11	0.00%	-	-	0.00%
Total interest-bearing liabilities	1,262,788	1,089	0.17%	1,298,626	1,082	0.17%
Non-interest bearing liabilities	547,070			497,949
Total liabilities	1,809,858			1,796,575
Stockholders’ equity	142,790			134,706
Total liabilities and stockholders’ equity	$1,952,648			$1,931,281

Net interest income		$43,527			$38,273

Interest rate spread			4.61%			4.09%
Net interest margin			4.66%			4.14%

¹	Short term investments consist of interest-bearing deposits that we maintain with other financial institutions.
[2]	Includes all investment securities in the Available-for-Sale and the Held-to-Maturity classifications.

[3]

Loans include the average balance of non-accrual loans. Loan interest income includes loan fees of $749 thousand and $1.2 million in the three and six months ended June 30, 2018, and $526 thousand and $880 thousand during the three and six months ended June 30, 2017.

For the three and six months ended June 30, 2018, our total average earning assets decreased by $22.0 million and increased by $20.3 million, respectively, as compared to the same periods in 2017. The decrease during the three months ended June 30, 2018, compared to the same period in 2017, is attributed to the $62.6 million increase in our average loan portfolio and the $1.2 million increase in our average investment securities portfolio, more than offset by the $85.9 million decrease in average short term investments. Average noninterest earning assets decreased by $3.3 million. In the three and six months ended June 30, 2018, average total interest-bearing liabilities decreased by $82.3 million and $35.8 million, respectively, in comparison to the same periods in 2017, comprised of respective $16.8 million and $68.0 million decreases in average interest-bearing money market and savings accounts and respective $17.3 million and $16.8 million decreases in average certificates of deposit, coupled with respective $3.0 million and $7.2 million increases in interest-bearing checking accounts. The overall decreases in average interest-bearing liabilities resulted in part from some large depositors, including government agencies, transferring funds from the Bank into investments through our Trust Department. The partially offsetting increases of $49.3 million and $49.1 million, respectively, in average non-interest bearing liabilities during the three and six months ended June 30, 2018, compared to the same periods in 2017, partially in traditional checking accounts, resulted in an overall respective decrease of $33.0 million and increase of $13.3 million in average total liabilities. During the three and six months ended June 30, 2018, average stockholders’ equity increased by $7.7 million (5.7%) and $8.1 million (6.0%), respectively, in comparison to the year-earlier periods.

Our interest rate spread increased by 0.57% and our net interest margin rose by 0.58% in the three months ended June 30, 2018, as compared to the same period in 2017, and our interest rate spread and our net interest margin both increased by 0.52% during the six months ended June 30, 2018 compared to the first six months of 2017. During the six months ended June 30, 2018, the increase in our interest rate spread is attributed to the 0.52% increase in the average yield on our interest earning assets, while the average cost of our interest-bearing liabilities remained constant at 0.17%, while the increase in our net interest margin resulted from the 13.7% increase in our net interest income exceeding the 1.1% increase in our average total interest-earning assets, due primarily to rising market interest rates.

The following table provides information regarding the changes in interest income and interest expense, attributable to changes in rates and changes in volumes, that contribute to the total change in net interest income for the three and six months ended June 30, 2018, in comparison to the three and six months ended June 30, 2017:

	Three Months Ended June 30, 2018 vs. 2017
	(In thousands)
		Attributable to:
	Net Change in Interest Income/Expense	Change in Rate	Change in Volume
Interest income:
Short term investments	$(124)	$102	$(226)
Investment securities	610	2,416	(1,806)
Loans	1,988	3,959	(1,971)
Total interest income	$2,474	$6,477	$(4,003)

Interest expense:
Interest-bearing checking accounts	$5	$16	$(11)
Money market and savings accounts	(9)	87	(96)
Certificates of deposit	(10)	18	(28)
Other borrowings	9	-	9
Total interest expense	$(5)	$121	$(126)

Net interest income	$2,479	$6,356	$(3,877)

	Six Months Ended June 30, 2018 vs. 2017
	(In thousands)
		Attributable to:
	Net Change in Interest Income/Expense	Change in Rate	Change in Volume
Interest income:
Short term investments	$(59)	$609	$(668)
Investment securities	1,293	2,160	(867)
Loans	4,027	4,094	(67)
Total interest income	$5,261	$6,863	$(1,602)

Interest expense:
Interest-bearing checking accounts	$10	$11	$(1)
Money market and savings accounts	4	55	(51)
Certificates of deposit	(18)	22	(40)
Other borrowings	11	-	11
Total interest expense	$7	$88	$(81)

Net interest income	$5,254	$6,775	$(1,521)

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

If management determines that it is necessary to increase the allowance for loan losses, a provision for loan losses is recorded. For the three and six months ended June 30, 2018, the Bank’s provision for loan losses was $2.1 million and $4.8 million, respectively, which was $915 thousand and $2.5 million higher than during the corresponding periods of 2017.

Management believes that the provision recorded was sufficient to offset the incremental risk of loss inherent in the gross loan portfolio of $1.26 billion at June 30, 2018, an increase of $27.4 million from December 31, 2017, the increase in Substandard Loans from $22.2 million at December 31, 2017, to $67.5 million at June 30, 2018, and to replenish the allowance to offset net loan charge-offs of $3.3 million recorded during the same period. The allowance for loan losses at June 30, 2018, stood at $18.8 million or 1.50% of total gross loans outstanding as of the balance sheet date, an increase of $1.5 million from December 31, 2017.   We recorded net loan charge-offs of $3.3 million and $2.4 million for the six months ended June 30, 2018 and 2017, respectively. See “Analysis of Allowance for Loan Losses” in the Financial Condition Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for more detailed information.

Non-Interest Income

The table below represents the major components of non-interest income and the changes therein for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018 Amount	2017 Amount	Amount Change	Percent Change	2018 Amount	2017 Amount	Amount Change	Percent Change
Non-interest income
Service charges and fees	$1,754	$1,452	$302	20.8%	$3,438	$2,850	$588	20.6%
Investment securities gains (losses), net	(362)	-	(362)	N/A	(413)	(13)	(400)	3076.9%
Income from merchant services	485	598	(113)	-18.9%	1,177	1,188	(11)	-0.9%
Income from cardholders, net	171	191	(20)	-10.5%	179	359	(180)	-50.1%
Trustee fees	879	259	620	239.4%	1,079	455	624	137.1%
Other income	916	678	238	35.1%	1,799	1,378	421	30.6%
Total non-interest income	$3,843	$3,178	$665	20.9%	$7,259	$6,217	$1,042	16.8%

For the three and six months ended June 30, 2018, non-interest income totaled $3.8 million and $7.3 million, respectively, which represented an increase of $665 thousand (20.9%) as compared to the three months ended June 30, 2017, and an increase of $1.0 million (16.8%) from the six months ended June 30, 2017. The growth during the three months ended June 30, 2018, is primarily attributed to the $620 thousand increase in trustee fees and an increase of $302 thousand in service charges and fees, partially offset by $362 thousand in net losses on our investment portfolio. The growth in non-interest income during the six months ended June 30, 2018, was attributed to a $624 thousand increase in trustee fees, an increase of $588 thousand in service charges and fees, and an increase of $421 thousand in other income, partially offset by a net loss of $400 thousand in our investment portfolio compared to the same period in the previous year.

Non-interest Expense

The table below represents the major components of non-interest expense and the changes for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018 Amount	2017 Amount	Amount Change	Percent Change	2018 Amount	2017 Amount	Amount Change	Percent Change
Non-interest expense:
Salaries and employee benefits	$9,251	$8,555	$696	8.1%	$18,056	$16,925	$1,131	6.7%
Occupancy	1,815	1,695	120	7.1%	3,611	3,251	360	11.1%
Equipment and depreciation	2,543	2,116	427	20.2%	4,857	4,138	719	17.4%
Insurance	423	404	19	4.7%	854	809	45	5.6%
Telecommunications	487	412	75	18.2%	980	849	131	15.4%
FDIC insurance assessment	339	343	(4)	-1.2%	709	739	(30)	-4.1%
Professional services	946	485	461	95.1%	1,528	937	591	63.1%
Contract services	422	453	(31)	-6.8%	833	957	(124)	-13.0%
Other real estate owned	21	11	10	90.9%	43	66	(23)	-34.8%
Stationery and supplies	185	223	(38)	-17.0%	379	418	(39)	-9.3%
Training and education	348	362	(14)	-3.9%	540	668	(128)	-19.2%
General, administrative and other	2,208	2,198	10	0.5%	4,135	4,655	(520)	-11.2%
Total non-interest expense	$18,988	$17,257	$1,731	10.0%	$36,525	$34,412	$2,113	6.1%

For the three and six months ended June 30, 2018, non-interest expense totaled $19.0 million and $36.5 million, respectively, which represented increases of $1.7 million (10.0%) and $2.1 million (6.1%), respectively, as compared to the same periods in 2017. The increase during the three months ended June 30, 2018, compared to the three months ended June 30, 2017, is primarily attributed to the $696 thousand increase in salaries and employee benefits, the $461 thousand increase in professional services expense and the $427 thousand increase in equipment and depreciation expense. The increase in salaries and employee benefits was due to normal, recurring merit increases in salaries and an increase in the number of full-time equivalent employees needed to accommodate the growth of the Bank and enhancement of the ways in which we provide services to our customers. The increase in professional services expense was primarily due to audit fees incurred from our current and previous auditors during the year and the increase in equipment and depreciation expense resulted primarily from increases in computer equipment and software expenses of $316 thousand.

The increase in non-interest expense during the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, was primarily caused by an increase of $1.1 million in salaries and employee benefits expense, the $719 thousand increase in equipment and depreciation expense, the $591 thousand increase in professional services expense and the $360 thousand in occupancy expense. That net increase in the other expense categories was partially offset by the $520 thousand decrease in general, administrative and other expense, which primarily occurred because of a temporary increase in the six months ended June 30, 2017, associated with the celebration of the Bank’s 45th Anniversary last year.

Income Tax Expense

For the three and six months ended June 30, 2018, the Bank recorded income tax expenses of $1.1 million and $1.9 million, respectively. These expenses were $130 thousand and $259 thousand lower, respectively, than the income tax expense recorded for the corresponding periods in 2017. Despite increases in pre-tax net income of $498 thousand and $1.7 million during the three and six months ended June 30, 2018, respectively, in comparison to the same periods of 2017, the reduced corporate tax rate that resulted from the Tax Cuts and Jobs Act of 2017 lowered our effective tax rate from 26.6% in the second quarter of 2017 to 21.3% during the three months ended June 30, 2018, and from 28.0% during the six months ended June 30, 2017, to 20.1% during the six months ended June 30, 2018. The reduction in the statutory tax rate was partially offset by interest income on loans increasing at a disproportionate rate as compared to interest income that is exempt from tax.

Financial Condition

Assets

As of June 30, 2018, total assets were $1.91 billion, a decrease of 2.9% from the $1.97 billion at December 31, 2017. This $57.0 million decrease was comprised of the $61.0 million reduction in our investment portfolio, the $19.1 million drop in our total cash and cash equivalents and the reduction of $3.6 million in other assets. These decreases were partially offset by the $25.7 million expansion in our loan portfolio, net of the allowance for loan losses and deferred fee income, and the $794 thousand increase in net premises and equipment. By devoting more of our assets to net loans, we were able to raise the proportion of net loans to total assets from 61.5% at December 31, 2017 to 64.7% at June 30, 2018. The remainder of the decline in assets was offset by the $69.0 million decrease in total deposits and the $2.0 million decrease in accumulated other comprehensive income (loss), partially offset by the increases of $6.0 million in other liabilities, $5.3 million in retained earnings and $2.6 million in additional paid-in common stock.

Interest-Earning Assets

The following table sets forth the composition of our interest-earning assets at June 30, 2018, as compared to December 31, 2017:

	June 30, 2018	December 31, 2017	Variance
Interest-earning deposits with financial institutions (including restricted cash)	$75,877	$97,494	$(21,617)
Federal Home Loan Bank stock, at cost	2,356	2,303	53
Investment securities available for sale	410,194	460,788	(50,594)
Investment securities held to maturity	79,288	89,677	(10,389)
Loans, gross	1,257,230	1,229,880	27,350
Total interest-earning assets	$1,824,945	$1,880,142	$(55,197)

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

A summary of the balances of loans at June 30, 2018, and December 31, 2017, follows:

	June 30, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
Commercial
Commercial & industrial	$254,528	20.2%	$256,022	20.8%
Commercial mortgage	579,902	46.1%	553,125	45.0%
Commercial construction	23,657	1.9%	10,157	0.8%
Commercial agriculture	702	0.1%	716	0.1%
Total commercial	858,789	68.3%	820,020	66.7%
Consumer
Residential mortgage	136,284	10.8%	137,962	11.2%
Home equity	1,137	0.1%	545	0.0%
Automobile	29,503	2.3%	30,490	2.5%
Other consumer loans[1]	231,517	18.4%	240,863	19.6%
Total consumer	398,441	31.7%	409,860	33.3%
Gross loans	1,257,230	100.0%	1,229,880	100.0%
Deferred loan (fees) costs, net	(2,882)		(2,777)
Allowance for loan losses	(18,806)		(17,279)
Loans, net	$1,235,542		$1,209,824

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

At June 30, 2018, total gross loans increased by $27.4 million, to $ 1.26 billion, from $1.23 billion at December 31, 2017. The increase in loans was largely attributed to a $38.8 million increase in commercial loans, to $858.8 million at June 30, 2018, from $820.0 million at December 31, 2017. The underlying increases were $26.8 million in commercial mortgage loans and $13.5 million in commercial constructions loans. The increase in commercial loans was partially offset by an $11.4 million decrease in consumer loans, to $398.4 million at June 30, 2018, from $409.9 million at December 31, 2017. The decrease in consumer loans was primarily due to reductions of $9.3 million in other consumer loans, $ 1.7 million in residential mortgage loans and $987 thousand in automobile loans, partially offset by an increase of $592 thousand in home equity loans.

At June 30, 2018, loans outstanding were comprised of approximately 67.29% in variable rate loans and 32.71% in fixed rate loans.

Since it first opened in 1972, the Bank has expanded its operations and its branch network, first in Guam, then in the other islands of our region and in San Francisco, California. In the interests of enhancing performance and stability through market and industry diversification, the Bank has increased its focus on growth in the San Francisco area in recent years, adding personnel with experience and expertise in the Bay Area. The following table provides figures for loans, net of allowance and deferred fees, in the Bank’s administrative regions for December 31, 2016 and 2017, and June 30, 2018:

	December 31,		June 30,
	2016	2017	2018
Guam	$720,479	$704,666	$693,113
Commonwealth of the Northern Mariana Islands	$75,658	$79,489	$84,672
The Freely Associated States of Micronesia *	$76,339	$93,560	$97,737
California	$303,531	$352,165	$381,708
Total	$1,176,007	$1,229,880	$1,257,230

*	The Freely Associated States (FAS) are comprised of the Federated States of Micronesia (Chuuk, Kosrae, Pohnpei and Yap), the Republic of Palau and the Republic of the Marshall Islands.

As the table indicates, the Bank’s total gross loans increased by 2.2% during the six months ended June 30, 2018, and by 4.6% during 2017. By way of comparison, loans in the California region increased by 8.4% during the six months ended June 30, 2018, and by 16.0% in 2017. While the Bank’s overall loan portfolio continues to grow, the California region has provided continued support for the expansion of the Bank. The continuing recovery of the economy in the Commonwealth of the Northern Mariana Islands has allowed us to increase our lending there by $5.2 million (6.5%) during the six months ended June 30, 2018, after increasing by $3.8 million (5.1%) during all of 2017. Loans in the Freely Associated States of Micronesia increased by 4.5% during the six months ended June 30, 2018, and by 22.6% during 2017. In Guam, loans decreased by $11.6 million (1.6%) during the six months ended June 30, 2018, after having decreased by $15.8 million (2.2%) during 2017.

Interest-Earning Deposits and Investment Securities

In the current lending and interest rate environment, and in order to maintain sufficient liquidity in the ordinary course of business and in anticipation of one large, scheduled withdrawal, the Bank held $75.5 million in unrestricted interest-earning deposits with financial institutions at June 30, 2018, a decrease of $21.6 million, or 22.5%, from the $97.1 million in such deposits at December 31, 2017. From December 31, 2017, to June 30, 2018, the Bank’s combined investment portfolio decreased by $61.0 million, or 11.1%, from $550.5 million to $489.5 million. The reduction in the investment portfolio was comprised of a $50.6 million decrease in the available-for-sale securities, which fell by 11.0%, from $460.8 million to $410.2 million, in addition to a $10.4 million decrease in held-to-maturity securities, which declined from $89.7 million to $79.3 million. Management believes that the Bank maintains an adequate level of liquidity.

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

The following table contains information regarding our nonperforming assets as well as restructured loans as of June 30, 2018, and December 31, 2017:

	June 30, 2018	December 31, 2017
Non-accrual loans:
Commercial & industrial	$388	$426
Commercial mortgage	7,172	6,554
Residential mortgage	5,094	6,063
Home equity	-	-
Other consumer [1]	424	311
Total non-accrual loans	$13,078	$13,354

Loans past due 90 days and still accruing:
Commercial & industrial	$-	$20
Commercial mortgage	301	-
Commercial construction	-	-
Residential mortgage	-	-
Home equity	31	-
Automobile	112	201
Other consumer[1]	1,530	1,725
Total loans past due 90 days and still accruing	$1,974	$1,946
Total nonperforming loans	$15,052	$15,300

Other real estate owned (OREO):
Commercial real estate	$2,075	$2,078
Residential real estate	223	668
Total other real estate owned	$2,298	$2,746
Total nonperforming assets	$17,350	$18,046

Restructured loans:
Accruing loans	$259	$305
Non-accruing loans (included in nonaccrual loans above)	5,067	5,265
Total restructured loans	$5,326	$5,570

1Comprised of other revolving credit, installment loans, and overdrafts.

The above table indicates that nonperforming loans decreased by $184 thousand during the six months ended June 30, 2018, which resulted from the decrease in total non-accrual loans by $276 thousand, from $13.4 million to $13.1 million, partially offset by the increase in total loans past due 90 days and still accruing by $92 thousand, to $2.0 million, up from $1.9 million at December 31, 2017. The increase in total loans past due 90 days and still accruing was primarily due to the $301 thousand increase in commercial mortgage loans, which was partially offset by decreases in real estate loans by $137 thousand and other consumer loans by $110 thousand.

At June 30, 2018, the Bank’s largest nonperforming loans are two commercial real estate mortgage loan relationships totaling $4.8 million, both of which are secured by real estate located in Guam. These loans were placed on non-accrual due to deficiencies in the underlying cash flow to service the monthly loan payments and meet operating expenses. At this time, management believes that the collateral and the allowance for loan losses are adequate to cover these loans; however, should property values deteriorate, additional write-downs or additional provisions may be necessary.

Analysis of Allowance for Loan Losses

The allowance for loan losses was $18.8 million, or 1.50% of outstanding gross loans as of June 30, 2018, as compared to $17.3 million, or 1.40% of outstanding gross loans at December 31, 2017. The allowance was $15.4 million at June 30, 2017, or 1.25% of gross loans.

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

The following table summarizes the changes in our allowance for loan losses:

	Commercial	Residential Mortgages	Consumer	Total
	(Dollars in thousands)
Six Months Ended June 30, 2018
Allowance for loan losses:
Balance at beginning of period	$7,623	$1,409	$8,247	$17,279
Charge-offs	(302)	-	(3,945)	(4,247)
Recoveries	27	3	906	936
Provision	3,857	174	807	4,838
Balance at end of period	$11,205	$1,586	$6,015	$18,806

Three Months Ended June 30, 2018
Allowance for loan losses:
Balance at beginning of period	10,602	1,278	6,177	18,057
Charge-offs	11	-	(1,839)	(1,828)
Recoveries	6	2	470	478
Provision	586	306	1,207	2,099
Ending balance	$11,205	$1,586	$6,015	$18,806

Allowance balance at end of period related to:
Loans individually evaluated for impairment	$64	$102	$1,675	$1,841
Loans collectively evaluated for impairment	11,141	1,484	4,340	16,965
Ending balance	$11,205	$1,586	$6,015	$18,806

Loan balances at end of period:
Loans individually evaluated for impairment	$8,444	$5,125	$2,066	$15,635
Loans collectively evaluated for impairment	850,345	132,296	258,954	1,241,595
Ending balance	$858,789	$137,421	$261,020	$1,257,230

Six Months Ended June 30, 2017
Allowance for loan losses:
Balance at beginning of period	$7,264	$1,773	$6,398	$15,435
Charge-offs	-	(30)	(3,198)	(3,228)
Recoveries	30	3	764	797
Provision	200	6	2,161	2,367
Ending balance	$7,494	$1,752	$6,125	$15,371

Three Months Ended June 30, 2017
Allowance for loan losses:
Balance at beginning of period	$8,685	$1,879	$4,771	$15,335
Charge-offs	-	(29)	(1,579)	(1,608)
Recoveries	20	1	439	460
Provision	(1,211)	(99)	2,494	1,184
Ending balance	$7,494	$1,752	$6,125	$15,371

Allowance balance at end of period related to:
Loans individually evaluated for impairment	$3	$6	$1,062	$1,071
Loans collectively evaluated for impairment	7,491	1,746	5,063	14,300
Ending balance	$7,494	$1,752	$6,125	$15,371

Loan balances at end of period:
Loans individually evaluated for impairment	$6,643	$6,269	$1,390	$14,302
Loans collectively evaluated for impairment	770,882	133,960	243,519	1,148,361
Ending balance	$777,525	$140,229	$244,909	$1,162,663

	Commercial	Residential Mortgages	Consumer	Total
	(Dollars in thousands)
Year Ended December 31, 2017
Allowance for loan losses:
Balance at beginning of year	$7,264	$1,773	$6,398	$15,435
Charge-offs	(172)	(145)	(6,962)	(7,279)
Recoveries	47	6	1,551	1,604
Provision	484	(225)	7,260	7,519
Ending balance	$7,623	$1,409	$8,247	$17,279

Allowance balance at end of year related to:
Loans individually evaluated for impairment	$28	$90	$1,747	$1,865
Loans collectively evaluated for impairment	7,595	1,319	6,500	15,414
Ending balance	$7,623	$1,409	$8,247	$17,279

Loan balances at end of year:
Loans individually evaluated for impairment	$7,094	$5,442	$2,237	$14,773
Loans collectively evaluated for impairment	812,926	133,065	269,116	1,215,107
Ending balance	$820,020	$138,507	$271,353	$1,229,880

Management evaluates all impaired loans for impairment not less than quarterly in conjunction with our calculation and determination of the adequacy of the allowance for loan losses.  As of June 30, 2018, the Bank had 332 impaired loans totaling $15.6 million with a specific allocation of our allowance for loan losses totaling $1.8 million. There were 31 impaired loans in the commercial loan category totaling $8.4 million, of which 22 loans totaling $8.0 million had adequate collateral securing the carrying value of the loan, resulting in no specific allocation being required. Management’s evaluation of the remaining nine commercial loans, totaling a combined $397thousand, identified the need for $64 thousand in a specific loan loss allocation.

There were 79 impaired loans totaling $5.1 million in the real estate loan category that were evaluated for impairment as of June 30, 2018, and for which a specific allocation totaling $102 thousand was made. The collateral securing one loan was determined to be sufficient to cover the carrying balance of that loan, which totaled $27 thousand.

Generally, consumer loans are considered impaired when they become more than 90 days past due.  There were 221 impaired loans in the consumer loan category as of June 30, 2018, totaling $2.1 million, to which $1.7 million in allowances were allocated. The specific allocation on these consumer loans totaled 81.1% at June 30, 2018, as repayment from most consumer loans are based on support from the borrower’s cash flows and are not secured by collateral.

As of December 31, 2017, the Bank had 348 impaired loans totaling $14.8 million, with a specific allowance allocation totaling $1.9 million. The number of impaired loans in the commercial loan category was 24, totaling $7.1 million, of which 20 loans totaling $6.8 million had adequate collateral securing the carrying value of the loan, resulting in no specific reserves being required.  Management’s evaluation of the remaining four commercial loans, totaling a combined $327 thousand, indicated the need for $28 thousand in a specific allowance allocation.

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

As of June 30, 2017, the Bank had 303 impaired loans, totaling $14.3 million, with a specific allowance allocation totaling $1.1 million.  The number of impaired loans in the commercial loan category was 24, totaling $6.6 million, of which 13 loans totaling $5.9 million had adequate collateral securing the carrying value of the loan, resulting in no specific allocation being required.  Management’s evaluation of the remaining eleven commercial loans, totaling a combined $757 thousand, indicated the need for $3 thousand in a specific allowance allocation.

There were 86 impaired loans totaling $6.3 million in the real estate loan category that were evaluated for impairment as of June 30, 2017, and for which a specific allocation totaling $6 thousand was made. The collateral securing one loan was determined to be sufficient to cover the carrying balance of the loan, which totaled $239 thousand. The $6 thousand allowance allocation, or 0.10% of the outstanding balance, was for the remaining 85 impaired real estate loans totaling $6.0 million.

There were 193 impaired loans in the consumer loan category as of June 30, 2017, totaling $1.4 million, for which $1.1 million in a specific allocation was made. The allocation rate on all consumer loans totaled 2.6% at June 30, 2017.

Total Cash and Cash Equivalents

Total cash and cash equivalents were $107.0 million and $126.1 million at June 30, 2018, and December 31, 2017, respectively. This balance, which is comprised of cash and due from bank balances and interest-bearing deposits that we maintain at other financial institutions (including the Federal Reserve Bank of San Francisco, but excepting restricted cash), will vary depending on daily cash settlement activities, the amount of highly liquid assets needed based on known events such as the repayment of borrowings and scheduled withdrawals, and actual cash on hand in the Bank’s branches. The decrease in the balance during the period was primarily attributed to a government agency’s transfer of funds from an account with the Bank to an investment account in our Trust Department.

The following table sets forth the composition of our cash and cash equivalent balances at June 30, 2018, and December 31, 2017:

	June 30, 2018	December 31, 2017	Variance
Cash and due from banks	$31,522	$29,033	$2,489
Interest-bearing deposits with financial institutions	75,477	97,094	(21,617)
Total cash and cash equivalents	$106,999	$126,127	$(19,128)

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

At June 30, 2018, the carrying value of the investment securities portfolio (excluding ASC Trust Corporation stock and Federal Home Loan Bank stock) totaled $489.5 million, which represents a $61.0 million decrease from the portfolio balance of $550.5 million at December 31, 2017. The table below sets forth the amortized cost and fair value of our investment securities portfolio, with gross unrealized gains and losses, at June 30, 2018, and December 31, 2017:

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$100,454	$-	$(2,163)	$98,291
U.S. government agency pool securities	231,130	4	(1,314)	229,820
U.S. government agency or GSE residential mortgage-backed securities	84,646	-	(2,563)	82,083
Total	$416,230	$4	$(6,040)	$410,194
Securities Held-to-Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$42,812	$26	$(164)	$42,674
U.S. government agency pool securities	10,624	9	(18)	10,615
U.S. government agency or GSE residential mortgage-backed securities	25,852	33	(605)	25,280
Total	$79,288	$68	$(787)	$78,569

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$105,407	$-	$(1,380)	$104,027
U.S. government agency pool securities	283,611	51	(1,319)	282,343
U.S. government agency or GSE residential mortgage-backed securities	75,560	-	(1,142)	74,418
Total	$464,578	$51	$(3,841)	$460,788
Securities Held-to-Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$45,178	$505	$(113)	$45,570
U.S. government agency pool securities	11,756	33	(35)	11,754
U.S. government agency or GSE residential mortgage-backed securities	32,743	243	(311)	32,675
Total	$89,677	$781	$(459)	$89,999

At June 30, 2018, and December 31, 2017, investment securities with a carrying value of $294.9 million and $307.3 million, respectively, were pledged to secure various government deposits and other public requirements.

The amortized cost and fair value of investment securities by contractual maturity at June 30, 2018, and December 31, 2017, follows:

	June 30, 2018
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$68	$68	$9,006	$8,957
Due after one but within five years	104,717	102,535	43,849	43,753
Due after five but within ten years	73,671	72,554	16,410	16,144
Due after ten years	237,774	235,037	10,023	9,715
Total	$416,230	$410,194	$79,288	$78,569

	December 31, 2017
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$336	$336	$7,004	$6,978
Due after one but within five years	111,443	110,041	53,451	54,044
Due after five but within ten years	51,861	51,450	18,336	18,262
Due after ten years	300,938	298,961	10,886	10,715
Total	$464,578	$460,788	$89,677	$89,999

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at June 30, 2018, and December 31, 2017:

	June 30, 2018
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
Securities Available for Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(539)	$29,347	$(1,623)	$68,945	$(2,162)	$98,292
U.S. government agency pool securities	(174)	67,242	(1,141)	155,676	(1,315)	222,918
U.S. government agency or GSE residential mortgage-backed securities	(1,117)	35,641	(1,446)	46,442	(2,563)	82,083
Total	$(1,830)	$132,230	$(4,210)	$271,063	$(6,040)	$403,293

Securities Held to Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(80)	$21,487	$(840)	$11,436	$(920)	$32,923
U.S. government agency pool securities	(17)	1,832	(2)	2,082	(19)	3,914
U.S. government agency or GSE residential mortgage-backed securities	(334)	14,379	(271)	4,235	(605)	18,614
Total	$(431)	$37,698	$(1,113)	$17,753	$(1,544)	$55,451

	December 31, 2017
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
Securities Available for Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(273)	$29,582	$(1,107)	$74,445	$(1,380)	$104,027
U.S. government agency pool securities	(241)	91,519	(1,078)	168,164	(1,319)	259,683
U.S. government agency or GSE residential mortgage-backed securities	(321)	35,384	(821)	39,034	(1,142)	74,418
Total	$(835)	$156,485	$(3,006)	$281,643	$(3,841)	$438,128

Securities Held to Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(33)	$4,002	$(80)	$11,946	$(113)	$15,948
U.S. government agency pool securities	(10)	5,422	(25)	3,201	(35)	8,623
U.S. government agency or GSE residential mortgage-backed securities	(101)	8,478	(210)	5,371	(311)	13,849
Total	$(144)	$17,902	$(315)	$20,518	$(459)	$38,420

The Company does not believe that any of the investment securities that were in an unrealized loss position as of June 30, 2018, which included a total of 164 securities, were other-than-temporarily impaired. Specifically, the 164 securities are comprised of the following: 91 Small Business Administration (SBA) Pool securities, 19 mortgage-backed securities issued by the Government National Mortgage Association (GNMA), 24 mortgage-backed securities issued by the Federal National Mortgage Association (FNMA), 7 agency securities issued by the Federal Home Loan Bank (FHLB), 4 mortgage-backed securities and 1 step up bond issued by the Federal Home Loan Mortgage Corporation (FHLMC), and 1 agency security issued by the Federal Farm Credit Banks (FFCB), and  17 U.S. Treasury securities.

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

Deposits

At June 30, 2018, total deposit liabilities decreased by $69.0 million, to $1.75 billion, as compared to $1.82 billion in total deposits at December 31, 2017. Interest-bearing deposits decreased by $120.6 million, to $1.19 billion at June 30, 2018, down from $1.31 billion at December 31, 2017, while non-interest bearing deposits increased by $51.6 million, to $559.7 million at June 30, 2018, from $508.1 million at December 31, 2017. The 3.8% decrease in total deposits was primarily due to the transfer of funds by some large depositors, including government agencies, from Bank depository accounts into investments through our Trust Department.

The following table sets forth the composition of our interest-bearing deposit portfolio with the balances and average interest rates at June 30, 2018 and 2017, respectively:

	June 30, 2018		December 31, 2017
	Balance	Average rate	Balance	Average rate
Interest-bearing checking accounts	$240,954	0.12%	$288,977	0.11%
Money market and savings accounts	914,588	0.18%	978,646	0.18%
Certificates of deposit	31,834	0.34%	40,360	0.33%
Total interest-bearing deposits	$1,187,376	0.17%	$1,307,983	0.17%

As mentioned earlier, the Bank has expanded its operations and its branch network since it first opened in 1972, first in Guam, then in the other islands of our region and in San Francisco, California. As time has passed, the Bank has gathered market share in each of the islands. In recent years, in order to diversify its geographic market, the Bank has increased its focus on growth in the California region. The following table provides figures for deposits in the Bank’s administrative regions for at December 31, 2016 and 2017, and at June 30, 2018:

	December 31,		June 30,
	2016	2017	2018
Guam	$975,526	$936,237	$916,280
Commonwealth of the Northern Mariana Islands	$319,895	$343,149	$348,911
The Freely Associated States of Micronesia *	$431,865	$491,276	$446,376
California	$51,384	$45,470	$35,552
Total	$1,778,670	$1,816,132	$1,747,119

*	The Freely Associated States (FAS) are comprised of the Federated States of Micronesia (Chuuk, Kosrae, Pohnpei and Yap), the Republic of Palau and the Republic of the Marshall Islands.

During the six months ended June 30, 2018, the Bank’s deposits decreased by $69.0 million, or 3.8%, while in the full year of 2017, deposits increased by a total of $37.5 million. Our branches in Guam experienced a decrease of $18.7 million in deposits during the six months ended June 30, 2018, while the deposits in our branches in the CNMI grew by $5.8 million. Deposits in our FAS branches decreased by $44.9 million, while our California region deposits decreased by $9.9 million during the same time period.

Borrowed Funds

The Bank has a variety of sources from which it may obtain secondary funding. These sources include, among others, the Federal Reserve Bank of San Francisco, the Federal Home Loan Bank of Des Moines, and credit lines established with our correspondent banks. Borrowings are obtained for a variety of reasons which include, but are not limited to, funding loan growth, the purchase of investments in the absence of core deposits, and to provide additional liquidity to meet the demands of depositors.

At June 30, 2018, and at December 31, 2017, the Company had no short-term borrowings.

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

At June 30, 2018, our liquid assets, which include cash and due from banks, interest-earning deposits with financial institutions (excluding restricted cash), and investment securities available for sale totaled $517.2 million, down $69.7 million from $586.9 million at December 31, 2017. This decrease is comprised of the $21.6 million decline in interest bearing deposits in banks and the reduction of $50.6 million in available-for-sale securities, partially offset by a $2.5 million increase in cash and due from banks.

Contractual Obligations

The Bank utilizes facilities, equipment and land under various operating leases with terms, including renewal options, ranging from 1 to 99 years. Some of these leases include scheduled rent increases. The total amount of the rent is being debited to expense on the straight-line method over the lease terms in accordance with ASU Topic 840 “Leases”. The Bank has recorded a deferred obligation of $1.0 million and $988 thousand as of June 30, 2018, and December 31, 2017, respectively, which has been included within other liabilities to reflect the excess of rent expense over cash paid on the leases.

At June 30, 2018, annual lease commitments under the above non-cancelable operating leases were as follows:

Years ending December 31,
2018	$1,148
2019	2,314
2020	2,242
2021	1,896
2022 and thereafter	23,504
Total lease commitments	$31,104

The Bank leases certain facilities from two separate entities in which two of its directors have separate ownership interests. Lease payments made to these entities during the six months ended June 30, 2018 and 2017, approximated $175 thousand and $190 thousand, respectively. During the three months ended June 30, 2018 and 2017, lease payments made to these entities approximated to $87 thousand and $95 thousand, respectively.

Additionally, the Bank leases office space to third parties, with original lease terms ranging from 3 to 5 years with option periods ranging up to 15 years. At June 30, 2018, minimum future rents to be received under non-cancelable operating sublease agreements were $25 thousand, $42 thousand, and $26 thousand for the periods ending December 31, 2018, 2019 and 2020, respectively.

A summary of rental activities for the three and six months ended June 30, 2018 and 2017, respectively, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Rent expense	$750	$698	$1,499	$1,373
Less: sublease rentals	47	56	95	132
Net rent expense	$703	$642	$1,404	$1,241

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

A summary of financial instruments with off-balance-sheet risk at June 30, 2018, and December 31, 2017, is as follows:

	June 30, 2018	December 31, 2017
Commitments to extend credit	$138,550	$159,767
Letters of credit:
Standby letters of credit	$56,755	$54,707
Commercial letters of credit	3,911	2,601
Total	$60,666	$57,308

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

The Bank considers its standby and commercial letters of credit to be guarantees. At June 30, 2018, the maximum undiscounted future payments that the Bank could be required to make was $60.7 million. Almost all of these arrangements mature within one year. The Bank generally has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized; however, several that are extended to the Bank’s most creditworthy customers are unsecured. The Bank has recorded $27 thousand in reserve liabilities associated with commitments to extend credit and letters of credit at June 30, 2018.

Mortgage loans serviced for others are not included in the accompanying condensed consolidated statements of condition. The unpaid principal balances of mortgage loans serviced for others were $202.1 million and $205.5 million at June 30, 2018, and December 31, 2017, respectively. At both June 30, 2018, and December 31, 2017, the Bank recorded mortgage servicing rights at their fair value of $1.9 million.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital and Common Equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of June 30, 2018, and December 31, 2017, the Bank met all capital adequacy requirements to which it is subject.

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

As of June 30, 2018, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There have been no conditions or events since the FDIC notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of June 30, 2018, and December 31, 2017, are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2018:
Total capital (to Risk Weighted Assets)	$160,255	12.860%	$123,053	9.875%	$124,611	10.000%
Tier 1 capital (to Risk Weighted Assets)	$144,638	11.607%	$98,131	7.875%	$99,689	8.000%
Tier 1 capital (to Average Assets)	$144,638	7.426%	$77,905	4.000%	$97,381	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$139,638	11.206%	$79,439	6.375%	$80,997	6.500%

At December 31, 2017:
Total capital (to Risk Weighted Assets)	$151,699	12.490%	$112,347	9.250%	$121,456	10.000%
Tier 1 capital (to Risk Weighted Assets)	$136,521	11.240%	$88,056	7.250%	$97,165	8.000%
Tier 1 capital (to Average Assets)	$136,521	6.968%	$78,373	4.000%	$97,967	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$131,521	10.829%	$69,837	5.750%	$78,946	6.500%

The Company’s required and actual capital amounts and ratios as of June 30, 2018, and December 31, 2017, were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2018:
Total capital (to Risk Weighted Assets)	$164,719	13.184%	$123,377	9.875%	$124,939	10.000%
Tier 1 capital (to Risk Weighted Assets)	$149,062	11.931%	$98,389	7.875%	$99,951	8.000%
Tier 1 capital (to Average Assets)	$149,062	7.641%	$78,032	4.000%	$97,540	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$139,280	11.148%	$79,648	6.375%	$81,210	6.500%

At December 31, 2017:
Total capital (to Risk Weighted Assets)	$156,300	12.834%	$112,648	9.250%	$121,781	10.000%
Tier 1 capital (to Risk Weighted Assets)	$141,052	11.582%	$88,291	7.250%	$97,425	8.000%
Tier 1 capital (to Average Assets)	$141,052	7.187%	$78,504	4.000%	$98,130	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$131,269	10.779%	$70,024	5.750%	$79,158	6.500%

Since the formation of BankGuam Holding Company in 2011, our assets have grown by 73.0% ($805.7 million), while our stockholders’ equity has grown by 62.5% ($55.4 million, including $42.3 million in retained earnings). The difference between these growth rates has challenged our ability to maintain our historically strong capital ratios.

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

Under the 2011 Plan, as amended and restated as of July 1, 2012, eligible employees can purchase, through payroll deductions, shares of common stock at a discount. The right to purchase stocks is granted to eligible employees during a quarterly offer period that is established from time to time by the Board of Directors of the Company. Eligible employees cannot accrue the right to purchase more than $25 thousand worth of stock at the fair market value at the beginning of each offer period. Eligible employees also may not purchase more than one thousand five hundred (1,500) shares of stock in any one offer period. The shares are purchased at 85% of the fair market price of the stock on the enrollment date. The Plan was suspended on April 4, 2018, due to the delayed filing of our 2017 report on Form 10-K, and resumed in the third quarter of 2018.

Contingency Planning and Cybersecurity

The services provided by banks are crucial to the continuing performance of the economy, so it is very important that banks are able to conduct business as usual on an ongoing basis. In light of this, the Bank has developed a comprehensive business continuity plan to address whatever disruptions may directly affect customers or change internal processes, whether caused by man-made or natural events. Training in the plan components is conducted no less frequently than triennially, and risk-based testing of the major processes and procedures within the Bank occur on an annual basis. In modern banking, technology has taken on an increasingly important role, and the Bank also has a technology recovery component incorporated into the business continuity plan that provides specific, detailed procedures for recovering quickly from any technology failure. The technology recovery procedures are actively tested, and are also implemented from time to time. The recovery time objectives for all major technological processes range from eight hours to 80 hours, with the goal of enabling the Bank to maintain or resume operations with a minimum impact on its customers. As the results of testing are analyzed and as technology continues to advance, improvements are made in the Bank’s processes and procedures as the plan evolves.

The rapid advances in computing and telecommunications technology over the past several decades have brought with them increasingly sophisticated methods of delivering financial services through electronic channels. Along with these advances, though, have come risks regarding the integrity and privacy of data, and these risks apply to banking, perhaps more than any other industry, falling into the general classification of cybersecurity. The Bank has made substantial investments in multiple systems to ensure both the integrity of its data and the protection of the privacy of its customers’ personal financial and identity information. While it is not possible for anyone to give an absolute guarantee that data will not be compromised, the Bank believes that its systems provide a reasonable assurance that the financial and personal data that it holds are secure.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to the following material weaknesses that were previously identified in our Annual Report on Form 10-K for the year ended December 31, 2017:

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

We believe the remediation measures will strengthen our internal control over financial reporting and remediate the material weaknesses identified. However, as we are still assessing the design and operational effectiveness of these measures, the identified material weaknesses have not been fully remediated as of June 30, 2018. We will continue to monitor the effectiveness of these remediation measures and will make any adjustments and take such other actions as are appropriate.

Changes in Internal Control over Financial Reporting

Other than the remediation processes noted above, there were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Exhibit

10.01*	Contract Extension dated May 29, 2018 between William D.Leon Guerrero and Bank of Guam (incorporated by reference to Exhibit 10.08 to the Company’s Form 10-K for the year ended December 31, 2017)

31.01	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Statements of Condition as of June 30, 2018, and December 31, 2017, (ii) Unaudited Condensed Consolidated Statements of Income for the three and six months ended June 30, 2018 and 2017, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2018 and 2017, and (v) Notes to Unaudited Condensed Consolidated Financial Statements

* Management contract of compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, BankGuam Holding Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANKGUAM HOLDING COMPANY

Date: August 13, 2018	By:	/s/ JOAQUIN P.L.G. COOK
Joaquin P.L.G. Cook, Interim President and Chief Executive Officer

Date: August 13, 2018	By:	/s/ FRANCISCO M. ATALIG
Francisco M. Atalig, Senior Vice President and Chief Financial Officer