Form 10-Q
period 2018-09-30
BankGuam Holding Co
filed 2018-11-09
CIK 1527383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

As of November 9, 2018, the registrant had outstanding 9,640,738 shares of common stock.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Financial Condition

(in Thousands, Except Par Value)

	September 30, 2018	December 31, 2017
ASSETS
Cash and due from banks	$41,193	$29,033
Interest bearing deposits in banks	160,597	97,094
Total cash and cash equivalents	201,790	126,127
Restricted cash	400	400
Investment in unconsolidated subsidiary	3,231	3,167
Investment securities available-for-sale, at fair value	377,971	460,788
Investment securities held-to-maturity, at amortized cost (Fair Value $71,379 at 9/30/18 and $89,999 at 12/31/17)	72,385	89,677
Federal Home Loan Bank stock, at cost	2,356	2,303
Loans, net of allowance for loan losses ($20,366 at 9/30/18 and $17,279 at 12/31/17)	1,197,941	1,209,824
Accrued interest receivable	6,450	5,728
Premises and equipment, net	18,449	17,842
Other assets	53,948	50,090
Total assets	$1,934,921	$1,965,946

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$569,410	$508,149
Interest bearing	1,203,810	1,307,983
Total deposits	1,773,220	1,816,132
Accrued interest payable	124	131
Other liabilities	15,478	11,536
Total liabilities	1,788,822	1,827,799
Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock $0.2083 par value; 48,000 shares authorized; 9,673 and 9,446 shares issued and 9,641 and 9,414 shares outstanding at 9/30/18 and 12/31/17, respectively	2,016	1,969
Preferred stock $100 par value; 300 shares authorized; 9.8 shares issued and outstanding	980	980
Additional paid-in capital, Common stock	24,158	21,472
Additional paid-in capital, Preferred stock	8,803	8,803
Retained earnings	116,401	108,900
Accumulated other comprehensive loss	(5,969)	(3,687)
Common stock in treasury, at cost (32 shares)	(290)	(290)
Total stockholders’ equity	146,099	138,147
Total liabilities and stockholders’ equity	$1,934,921	$1,965,946

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Income

(Dollar and Share Amounts in Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest income:
Loans	$19,950	$18,457	$59,208	$53,688
Investment securities	2,270	2,246	7,255	5,939
Deposits with banks	354	423	726	854
Total interest income	22,574	21,126	67,189	60,481
Interest expense:
Savings deposits	487	525	1,507	1,531
Time deposits	29	35	88	111
Other borrowed funds	-	-	10	-
Total interest expense	516	560	1,605	1,642
Net interest income	22,058	20,566	65,584	58,839
Provision for loan losses	3,134	1,186	7,972	3,553
Net interest income, after provision for loan losses	18,924	19,380	57,612	55,286

Non-interest income:
Service charges and fees	1,567	1,489	5,005	4,339
Loss on sale of investment securities	(181)	-	(593)	(13)
Income from merchant services, net	611	646	1,788	1,834
Cardholders income, net	68	-	247	359
Trustee fees	787	257	1,866	712
Other income	897	854	2,695	2,232
Total non-interest income	3,749	3,246	11,008	9,463
Non-interest expense:
Salaries and employee benefits	8,977	8,696	27,033	25,621
Occupancy	1,825	1,733	5,435	4,984
Equipment and depreciation	2,628	2,219	7,485	6,357
Insurance	442	432	1,296	1,241
Telecommunications	491	444	1,471	1,293
FDIC assessment	348	377	1,056	1,116
Professional services	709	494	2,237	1,431
Contract services	432	467	1,266	1,424
Other real estate owned	196	7	238	73
Stationery and supplies	243	210	622	628
Training and education	276	273	816	941
General, administrative and other	2,133	2,497	6,268	7,152
Total non-interest expense	18,700	17,849	55,223	52,261
Income before income tax expense	3,973	4,777	13,397	12,488
Income tax expense	699	1,597	2,597	3,754
Net income	3,274	3,180	10,800	8,734
Preferred stock dividend	(138)	(138)	(409)	(414)
Net income attributable to common stockholders	$3,136	$3,042	$10,391	$8,320
Earnings per common share:
Basic	$0.33	$0.33	$1.08	$0.90
Diluted	$0.33	$0.33	$1.08	$0.90
Dividends declared per common share	$0.10	$0.10	$0.30	$0.30
Basic weighted average common shares	9,635	9,281	9,605	9,274
Diluted weighted average common shares	9,635	9,281	9,605	9,274

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$3,274	$3,180	$10,800	$8,734
Other comprehensive (loss) income:
Unrealized holding (loss) gain on available-for-sale securities arising during the period, net of tax	(670)	(3)	(3,349)	429
Reclassification for loss realized on available-for-sale securities	181	-	593	13
Amortization of post-transfer unrealized holding loss on held-to-maturity securities during the period, net of tax	199	107	474	322
Total other comprehensive (loss) income	(290)	104	(2,282)	764
Total comprehensive income	$2,984	$3,284	$8,518	$9,498

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Cash Flows

(in Thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$10,800	$8,734
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,972	3,553
Depreciation	2,718	2,476
Amortization of fees, discounts and premiums	1,036	996
(Loss) gain on sales of other real estate owned, net	(17)	49
Proceeds from sales of loans held for sale	9,983	13,395
Origination of loans held for sale	(9,983)	(13,395)
Increase (decrease) in mortgage servicing rights	65	(28)
Realized loss on sale of available-for-sale securities	593	13
Realized gain on sale of premises and equipment	-	(23)
Income from equity investment in unconsolidated subsidiary	(347)	(203)
Dividends received from unconsolidated subsidiary	283	199
Net change in operating assets and liabilities:
Accrued interest receivable	(722)	(1,227)
Other assets	(4,071)	(5,541)
Accrued interest payable	(7)	(6)
Other liabilities	3,946	2,226
Net cash provided by operating activities	22,249	11,218

Cash flows from investing activities:
Purchases of available-for-sale securities	(68,483)	(140,411)
Proceeds from sales of available-for-sale securities	94,752	12,896
Maturities, prepayments and calls of available-for-sale securities	52,495	40,033
Maturities, prepayments and calls of held-to-maturity securities	17,435	4,912
Loan originations and principal collections, net	3,909	(19,860)
Costs of FHLB stock purchase	(53)	(448)
Proceeds from sales of other real estate owned	162	769
Proceeds from sales of premises and equipment	-	23
Purchases of premises and equipment	(3,325)	(2,670)
Net cash provided by (used in) investing activities	96,892	(104,756)

Cash flows from financing activities:
Net (decrease) increase in deposits	(42,912)	86,373
Proceeds from issuance of common stock	2,734	179
Dividends paid	(3,300)	(3,196)
Net cash (used in) provided by financing activities	(43,478)	83,356
Net change in cash, cash equivalents and restricted cash	75,663	(10,182)
Cash, cash equivalents and restricted cash at beginning of period	126,527	176,651
Cash, cash equivalents and restricted cash at end of period	$202,190	$166,469

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,602	$1,648
Income taxes	$2,905	$4,890
Supplemental disclosure of noncash investing and financing activities:
Transfer proceeds from a called AFS security to Other Assets	-	$5,000
Net change in unrealized loss on held-to-maturity securities, net of tax	$474	$322
Net change in unrealized loss on available-for-sale securities, net of tax	$(2,756)	$-
Other real estate owned transferred from loans, net	$-	$521
Other real estate owned transferred to loans, net	$-	$(345)

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

These unaudited condensed consolidated financial statements have been prepared on a basis consistent with prior periods, and should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2017, and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the U.S. Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 on June 29, 2018.

Our condensed consolidated financial condition at September 30, 2018, and the condensed consolidated results of operations for the three and nine months ended September 30, 2018, are not necessarily indicative of what our financial condition will be at December 31, 2018, or of the results of our operations that may be expected for the full year ending December 31, 2018.

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

Restricted Cash

Interest-bearing deposits in banks that mature within one year are carried at cost. $150 thousand of these deposits are held jointly under the names of Bank of Guam and the Guam Insurance Commissioner, and serve as a bond for the Bank of Guam Trust Department, and $250 thousand of these deposits are held under the Bank of Guam and are pledged to the Pacific Coast Banker’s Bank for the Borrower’s Loan Protection (“BLP”) program.

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”. Among other objectives, it is intended to provide more useful information to the users of financial statements by making the definition and recognition of revenue more comparable across reporting entities, industries, jurisdictions and capital markets. The Company’s revenue is primarily comprised of net interest income on financial assets less interest paid on financial liabilities, which are excluded from the scope of ASU No. 2014-09. The Company adopted ASU 2014-09 effective January 1, 2018, and it did not have a material impact on the Company’s condensed consolidated financial position, cash flows, or results of operation. No cumulative adjustment was required upon adoption.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230)”, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash. Therefore, amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period- and end-of-period total amounts shown on the condensed consolidated statement of cash flows. The Company adopted ASU 2016-18 effective January 1, 2018, and it did not have a material impact on the Company’s condensed consolidated financial position, or cash flows.

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”. This update requires that the service cost component of the Bank’s Supplemental Executive Retirement Program (SERP) be recorded and reported separately from the other cost component(s), in the same line item as other compensation costs related to services rendered by the beneficiary employees during the reporting period. The Company currently reports both the service cost and the other cost component(s) as a portion of General, administrative and other expense, whereas this update will require that the service cost component be reported as a portion of Salaries and employee benefits. This update also requires that the details of the components of the SERP be reported for the interim periods, in addition to the annual reporting of these costs. We adopted ASU 2017-07 effective January 1, 2018, and it had no material impact on our condensed consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting”, which clarifies the application of the guidance in Topic 718 on stock compensation in order to reduce the diversity in practice and to reduce the cost and complexity of applying the Topic to a change in the terms or conditions of a share-based payment award. Although this standard was adopted effective January 1, 2018, the Company has issued no stock options or phantom stock options to date; accordingly, this update did not have an impact on our condensed consolidated financial position or results of operation.

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

Recently Issued but Not Yet Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, a new Topic intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements on the basis that it is important that users of financial statements have a complete and understandable picture of an entity’s leasing activities. We are continuing to evaluate the impact of ASU 2016-02 on our condensed consolidated financial statements. ASU 2016-02, as modified by ASU 2018-10 and ASU 2018-12, will be effective beginning January 1, 2019.

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

In March 2017, the FASB issued ASU 2017-08, “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities”. This update shortens the amortization period of a callable security that is held at a premium to the earliest call date of that security instead of the contractual life of the security. Although the Company does not currently hold any callable securities at a premium, we may do so in the future. Unless such securities are purchased by us, we do not believe that ASU 2017-08 will have an impact on our condensed consolidated financial statements effective beginning January 1, 2019.

Note 3 – Earnings Per Common Share

Basic earnings per common share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Potential common shares that may be issued by the Company relate to shares subscribed but not yet issued in 2018 and 2017 under the Employee Stock Purchase Plan, and are reported as dilutive options. No shares were subscribed but not issued at the end of the three and nine months ended September 30, 2018 and 2017.

Earnings per common share are computed based on reported net income, preferred stock dividends and the following common share data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$3,274	$3,180	$10,800	$8,734
Less preferred stock dividends	(138)	(138)	(409)	(414)
Net income attributable to common stockholders	3,136	3,042	10,391	8,320
Weighted average number of common shares outstanding	9,635	9,281	9,605	9,274
Effect of dilutive options	-	-	-	-
Weighted average number of common shares outstanding - used to calculate diluted earnings per common share	9,635	9,281	9,605	9,274
Earnings per common share:
Basic	$0.33	$0.33	$1.08	$0.90
Diluted	$0.33	$0.33	$1.08	$0.90

Note 4 – Investment Securities

The amortized cost and fair value of investment securities, with gross unrealized gains and losses, follows:

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$100,476	$-	$(2,295)	$98,181
U.S. government agency pool securities	207,935	2	(1,324)	206,613
U.S. government agency or GSE residential mortgage-backed securities	76,215	-	(3,038)	73,177
Total	$384,626	$2	$(6,657)	$377,971
Securities Held-to-Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$40,878	$-	$(271)	$40,607
U.S. government agency pool securities	10,124	17	(62)	10,079
U.S. government agency or GSE residential mortgage-backed securities	21,383	14	(704)	20,693
Total	$72,385	$31	$(1,037)	$71,379

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$105,407	$-	$(1,380)	$104,027
U.S. government agency pool securities	283,611	51	(1,319)	282,343
U.S. government agency or GSE residential mortgage-backed securities	75,560	-	(1,142)	74,418
Total	$464,578	$51	$(3,841)	$460,788
Securities Held-to-Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$45,178	$505	$(113)	$45,570
U.S. government agency pool securities	11,756	33	(35)	11,754
U.S. government agency or GSE residential mortgage-backed securities	32,743	243	(311)	32,675
Total	$89,677	$781	$(459)	$89,999

At September 30, 2018, and December 31, 2017, investment securities with a carrying value of $333.6 million and $307.3 million, respectively, were pledged to secure various government deposits and to meet other public requirements.

Proceeds and gross realized gains (losses) from the sales or calls of investment securities for the three and nine months ended September 30, 2018 and 2017, are shown below:

	Three Months Ended September 30,
	2018	2017
Proceeds from sales	$15,976	$-
Gross realized gains from sales	$-	$-
Gross realized losses from sales	$(181)	$-

	Nine Months Ended September 30,
	2018	2017
Proceeds from sales	$94,752	$12,896
Gross realized gains from sales	$-	$1
Gross realized losses from sales	$(593)	$(14)

The amortized cost and estimated fair value of investment securities by contractual maturity at September 30, 2018, and December 31, 2017, are shown below.  Actual maturities may differ from contractual maturities because issuers may have the right to call or borrowers the right to prepay obligations with or without call or prepayment penalties.  At September 30, 2018, obligations of U.S. government corporations and agencies with amortized costs totaling $457.0 million consist predominantly of Small Business Administration (“SBA”) agency pool securities totaling $218.1 million and residential mortgage-backed securities totaling $97.6 million whose contractual maturity, or principal repayment, will follow the repayment of the underlying small business loans or mortgages.  For purposes of the following table, the entire outstanding balance of these SBA Pools and mortgage-backed securities issued by U.S. government corporations and agencies is categorized based on final maturity date.  At September 30, 2018, the Bank estimates the average remaining life of these SBA Pools and mortgage-backed securities to be approximately 3.4 years and 3.9 years, respectively.

	September 30, 2018
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$15	$15	$9,514	$9,451
Due after one but within five years	104,339	102,025	37,594	37,372
Due after five but within ten years	76,606	75,181	15,496	15,186
Due after ten years	203,666	200,750	9,781	9,370
Total	$384,626	$377,971	$72,385	$71,379

	December 31, 2017
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$336	$336	$7,004	$6,978
Due after one but within five years	111,443	110,041	53,451	54,044
Due after five but within ten years	51,861	51,450	18,336	18,262
Due after ten years	300,938	298,961	10,886	10,715
Total	$464,578	$460,788	$89,677	$89,999

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2018, and December 31, 2017.

	September 30, 2018
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
Securities Available for Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$-	$-	$(2,294)	$98,181	$(2,294)	$98,181
U.S. government agency pool securities	(167)	32,679	(1,157)	167,118	(1,324)	199,797
U.S. government agency or GSE residential mortgage-backed securities	(564)	23,125	(2,475)	50,053	(3,039)	73,178
Total	$(731)	$55,804	$(5,926)	$315,352	$(6,657)	$371,156

Securities Held to Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(151)	$29,189	$(120)	$11,418	$(271)	$40,607
U.S. government agency pool securities	(54)	3,509	(8)	2,351	(62)	5,860
U.S. government agency or GSE residential mortgage-backed securities	(58)	7,235	(646)	11,584	(704)	18,819
Total	$(263)	$39,933	$(774)	$25,353	$(1,037)	$65,286

	December 31, 2017
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
Securities Available for Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(273)	$29,582	$(1,107)	$74,445	$(1,380)	$104,027
U.S. government agency pool securities	(241)	91,519	(1,078)	168,164	(1,319)	259,683
U.S. government agency or GSE residential mortgage-backed securities	(321)	35,384	(821)	39,034	(1,142)	74,418
Total	$(835)	$156,485	$(3,006)	$281,643	$(3,841)	$438,128

Securities Held to Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(33)	$4,002	$(80)	$11,946	$(113)	$15,948
U.S. government agency pool securities	(10)	5,422	(25)	3,201	(35)	8,623
U.S. government agency or GSE residential mortgage-backed securities	(101)	8,478	(210)	5,371	(311)	13,849
Total	$(144)	$17,902	$(315)	$20,518	$(459)	$38,420

The investment securities that were in an unrealized loss position as of September 30, 2018, which comprised a total of 163 securities, were not other-than-temporarily impaired. Specifically, the 163 securities are comprised of the following: 87 Small Business Administration (“SBA”) Pool securities, 19 mortgage-backed securities issued by the Government National Mortgage Association (“GNMA”), 27 mortgage-backed securities and 1 agency security issued by the Federal National Mortgage Association (“FNMA”), 7 agency securities issued by the Federal Home Loan Bank (“FHLB”), 4 mortgage-backed securities and 1 step up bond issued by the Federal Home Loan Mortgage Corporation (“FHLMC”), 1 agency security issued by the Federal Farm Credit Banks (“FFCB”), and 16 U.S. Treasuries.

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

Investment in Unconsolidated Subsidiary

In May 2016, the Company entered into a Stock Purchase Agreement to acquire 25% of ASC Trust Corporation, a Guam trust company. In July 2016, subsequent to the approval of the Federal Reserve Bank of San Francisco in June 2016, the purchase was executed.  The Agreement provides for the acquisition of an additional 20% of the stock of ASC Trust Corporation in April 2019, and another 25% in April 2021, with both future purchases subject to regulatory approval. The Agreement contains customary warranties, representations and indemnification provisions. The ASC Trust Corporation stock is subject to the equity method of accounting in our condensed consolidated statements of financial condition. During the nine months ended September 30, 2018, the Company’s recorded investment in ASC Trust Corporation increased by $64 thousand, based upon the earnings of ASC Trust Corporation that are attributed to the Company’s ownership, less the amount received in dividends during the nine months ended September 30, 2018.

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

During the nine months ended September 30, 2018 and 2017, the Bank originated and sold approximately $10 million and $13.4 million, respectively, in FHLMC mortgage loans.

Mortgage loans serviced for others are not included in the accompanying condensed consolidated statements of financial condition. The unpaid principal balances of mortgage loans serviced for others were $198.5 million and $205.5 million at September 30, 2018, and December 31, 2017, respectively. The decrease of $7.0 million (3.4%) during the nine months ended September 30, 2018, was due to scheduled principal payments and prepayments.

We retain mortgage servicing rights on mortgage loans that we sell. Such rights represent the net positive cash flows generated from the servicing of such mortgage loans and we recognize such rights as assets on our statements of financial condition based on their estimated fair values. We receive servicing fees, less any subservicing costs, on the unpaid principal balances of such mortgage loans. Those fees are collected from the monthly payments made by the mortgagors or from the proceeds of the sale or foreclosure and liquidation of the underlying real property collateralizing the loans. At September 30, 2018, and December 31, 2017, mortgage servicing rights totaled $1.8 million and $1.9 million, respectively, and are included in other assets in the accompanying condensed consolidated statements of financial condition. The Bank accounts for mortgage servicing rights at fair value with changes in fair value recorded as a part of service fees and charges in the condensed consolidated statements of income.

Loans

Outstanding loan balances are presented net of unearned income, deferred loan fees, and unamortized discount and premium. Loans subject to ASC 310-30 are presented net of the related accretable yield.

The loan portfolio consisted of the following at:

	September 30, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
Commercial
Commercial & industrial	$241,449	19.8%	$256,022	20.8%
Commercial mortgage	562,358	46.1%	553,125	45.0%
Commercial construction	30,188	2.5%	10,157	0.8%
Commercial agriculture	695	0.1%	716	0.1%
Total commercial	834,690	68.4%	820,020	66.7%
Consumer
Residential mortgage	134,211	11.0%	137,962	11.2%
Home equity	1,345	0.1%	545	0.0%
Automobile	28,306	2.3%	30,490	2.5%
Other consumer loans[1]	222,468	18.2%	240,863	19.6%
Total consumer	386,330	31.6%	409,860	33.3%
Gross loans	1,221,020	100.0%	1,229,880	100.0%
Deferred loan (fees) costs, net	(2,713)		(2,777)
Allowance for loan losses	(20,366)		(17,279)
Loans, net	$1,197,941		$1,209,824

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

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

Set forth below is a summary of the Bank’s activity in the allowance for loan losses during the three and nine months ended September 30, 2018 and 2017, and the year ended December 31, 2017:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017	Year Ended December 31, 2017
Balance, beginning of period	$18,806	$15,371	$17,279	$15,435	$15,435
Provision for loan losses	3,134	1,186	7,972	3,553	7,519
Recoveries on loans previously charged off	428	390	1,365	1,188	1,604
Charged off loans	(2,002)	(1,732)	(6,250)	(4,961)	(7,279)
Balance, end of period	$20,366	$15,215	$20,366	$15,215	$17,279

Set forth below is information regarding loan balances and the related allowance for loan losses, by portfolio type, for the three and nine months ended September 30, 2018 and 2017, and the year ended December 31, 2017, respectively.

	Commercial	Residential Mortgages	Consumer	Total
	(Dollars in thousands)
Nine Months Ended September 30, 2018
Allowance for loan losses:
Balance at beginning of period	$7,623	$1,409	$8,247	$17,279
Charge-offs	(353)	(9)	(5,888)	(6,250)
Recoveries	29	6	1,330	1,365
Provision	4,261	215	3,496	7,972
Balance at end of period	$11,560	$1,621	$7,185	$20,366

Three Months Ended September 30, 2018
Allowance for loan losses:
Balance at beginning of period	11,205	1,586	6,015	18,806
Charge-offs	(51)	(9)	(1,942)	(2,002)
Recoveries	2	2	424	428
Provision	404	42	2,688	3,134
Ending balance	$11,560	$1,621	$7,185	$20,366

Allowance balance at end of period related to:
Loans individually evaluated for impairment	$4	$71	$1,571	$1,646
Loans collectively evaluated for impairment	11,556	1,550	5,614	18,720
Ending balance	$11,560	$1,621	$7,185	$20,366

Loan balances at end of period:
Loans individually evaluated for impairment	$7,645	$4,643	$1,880	$14,168
Loans collectively evaluated for impairment	827,045	130,913	248,894	1,206,852
Ending balance	$834,690	$135,556	$250,774	$1,221,020

Nine Months Ended September 30, 2017
Allowance for loan losses:
Balance at beginning of period	$7,264	$1,773	$6,398	$15,435
Charge-offs	(9)	(145)	(4,807)	(4,961)
Recoveries	38	5	1,145	1,188
Provision	352	36	3,165	3,553
Ending balance	$7,645	$1,669	$5,901	$15,215

Three Months Ended September 30, 2017
Allowance for loan losses:
Balance at beginning of period	$7,494	$1,752	$6,125	$15,371
Charge-offs	(9)	(115)	(1,608)	(1,732)
Recoveries	7	2	381	390
Provision	153	30	1,003	1,186
Ending balance	$7,645	$1,669	$5,901	$15,215

	Commercial	Residential Mortgages	Consumer	Total
	(Dollars in thousands)
Allowance balance at end of period related to:
Loans individually evaluated for impairment	$40	$6	$1,507	$1,553
Loans collectively evaluated for impairment	7,605	1,663	4,394	13,662
Ending balance	$7,645	$1,669	$5,901	$15,215

Loan balances at end of period:
Loans individually evaluated for impairment	$6,304	$5,876	$1,958	$14,138
Loans collectively evaluated for impairment	803,018	132,257	243,227	1,178,502
Ending balance	$809,322	$138,133	$245,185	$1,192,640

Year Ended December 31, 2017
Allowance for loan losses:
Balance at beginning of year	$7,264	$1,773	$6,398	$15,435
Charge-offs	(172)	(145)	(6,962)	(7,279)
Recoveries	47	6	1,551	1,604
Provision	484	(225)	7,260	7,519
Ending balance	$7,623	$1,409	$8,247	$17,279

Allowance balance at end of year related to:
Loans individually evaluated for impairment	$28	$90	$1,747	$1,865
Loans collectively evaluated for impairment	7,595	1,319	6,500	15,414
Ending balance	$7,623	$1,409	$8,247	$17,279

Loan balances at end of year:
Loans individually evaluated for impairment	$7,094	$5,442	$2,237	$14,773
Loans collectively evaluated for impairment	812,926	133,065	269,116	1,215,107
Ending balance	$820,020	$138,507	$271,353	$1,229,880

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

Credit Quality

The following table provides a summary of the delinquency status of the Bank’s loans by portfolio type:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Non-Accrual	90 Days and Greater Still Accruing	Total Past Due	Current	Total Loans Outstanding
September 30, 2018
Commercial
Commercial & industrial	$1,310	$260	$31	$-	$1,601	$239,848	$241,449
Commercial mortgage	1,144	-	1,289	-	2,433	559,925	562,358
Commercial construction	-	-	-	-	-	30,188	30,188
Commercial agriculture	-	-	-	-	-	695	695
Total commercial	2,454	260	1,320	-	4,034	830,656	834,690

Consumer
Residential mortgage	4,654	4,205	1,689	87	10,635	123,576	134,211
Home equity	-	92	-	-	92	1,253	1,345
Automobile	1,404	374	-	87	1,865	26,441	28,306
Other consumer [1]	3,506	1,454	138	1,467	6,565	215,903	222,468
Total consumer	9,564	6,125	1,827	1,641	19,157	367,173	386,330
Total	$12,018	$6,385	$3,147	$1,641	$23,191	$1,197,829	$1,221,020

December 31, 2017
Commercial
Commercial & industrial	$155	$546	$-	$20	$721	$255,301	$256,022
Commercial mortgage	-	803	364	-	1,167	551,958	553,125
Commercial construction	-	-	-	-	-	10,157	10,157
Commercial agriculture	-	-	-	-	-	716	716
Total commercial	155	1,349	364	20	1,888	818,132	820,020

Consumer
Residential mortgage	5,804	3,046	2,373	-	11,223	126,739	137,962
Home equity	7	96	-	-	103	442	545
Automobile	1,512	415	-	201	2,128	28,362	30,490
Other consumer [1]	3,513	2,157	257	1,725	7,652	233,211	240,863
Total consumer	10,836	5,714	2,630	1,926	21,106	388,754	409,860
Total	$10,991	$7,063	$2,994	$1,946	$22,994	$1,206,886	$1,229,880

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

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

The following table provides information as of September 30, 2018, and December 31, 2017, with respect to loans on non-accrual status, by portfolio type:

	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Non-accrual loans:
Commercial
Commercial & industrial	$354	$426
Commercial mortgage	7,044	6,554
Commercial construction	-	-
Commercial agriculture	-	-
Total commercial	7,398	6,980

Consumer
Residential mortgage	$4,529	$6,063
Home equity	-	-
Automobile	-	-
Other consumer [1]	326	311
Total consumer	4,855	6,374
Total non-accrual loans	$12,253	$13,354

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

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

The Bank classifies its loan portfolios using internal credit quality ratings, as discussed above under Allowance for Loan Losses. The following table provides a summary of loans by portfolio type and the Bank’s internal credit quality ratings as of September 30, 2018, and December 31, 2017:

	September 30, 2018	December 31, 2017	Increase (Decrease)
	(Dollars in thousands)
Pass:
Commercial & industrial	$201,821	$222,662	$(20,841)
Commercial mortgage	517,426	511,702	5,724
Commercial construction	30,188	10,157	20,031
Commercial agriculture	695	716	(21)
Residential mortgage	129,241	131,743	(2,502)
Home equity	1,345	538	807
Automobile	28,219	30,289	(2,070)
Other consumer	220,675	238,827	(18,152)
Total pass loans	$1,129,610	$1,146,634	$(17,024)

Special Mention:
Commercial & industrial	$9,050	$20,528	$(11,478)
Commercial mortgage	9,536	32,723	(23,187)
Commercial construction	-	-	-
Commercial agriculture	-	-	-
Residential mortgage	-	139	(139)
Home equity	-	-	-
Automobile	-	-	-
Other consumer	-	-	-
Total special mention loans	$18,586	$53,390	$(34,804)

Substandard:
Commercial & industrial	$30,568	$12,810	$17,758
Commercial mortgage	35,396	8,700	26,696
Commercial construction	-	-	-
Commercial agriculture	-	-	-
Residential mortgage	717	645	72
Home equity	-	-	-
Automobile	-	-	-
Other consumer	-	-	-
Total substandard loans	$66,681	$22,155	$44,526

Formula Classified:
Commercial & industrial	$10	$22	$(12)
Commercial mortgage	-	-	-
Commercial construction	-	-	-
Commercial agriculture	-	-	-
Residential mortgage	4,253	5,435	(1,182)
Home equity	-	7	(7)
Automobile	87	201	(114)
Other consumer	1,793	2,036	(243)
Total formula classified loans	$6,143	$7,701	$(1,558)

Doubtful:
Commercial & industrial	$-	$-	$-
Commercial mortgage	-	-	-
Commercial construction	-	-	-
Commercial agriculture	-	-	-
Residential mortgage	-	-	-
Home equity	-	-	-
Automobile	-	-	-
Other consumer	-	-	-
Total doubtful loans	$-	$-	$-
Total outstanding loans, gross	$1,221,020	$1,229,880	$(8,860)

As the above table indicates, the Bank’s total gross loans approximated $1.22 billion at September 30, 2018, down from $1.23 billion at December 31, 2017. The disaggregation of the portfolio by risk rating in the table reflects the following changes between December 31, 2017, and September 30, 2018:

•

Loans rated “pass” decreased by $ 17.0 million, to $1.13 billion at September 30, 2018, down from $1.15 billion at December 31, 2017. The decreases were primarily in commercial & industrial loans, which dropped by $20.8 million, other consumer loans by $18.2 million, residential mortgages by $2.5 million, and automobile loans by $2.1 million. These decreases were primarily offset by increases in commercial construction loans by $20 million, commercial mortgages by $5.7 million and home equity loans by $807 thousand. The decreases in commercial & industrial loans were due to large loan pay offs and two loan relationships reclassified from “pass” to “special mention”. The decrease in other consumer loans of $18.2 million was due to pay offs, pay downs, charge offs and loans reclassified from “pass” to “formula classified”. The decrease in residential mortgage of $2.5 million was due to large loan pay offs totaling $3.7 million. The offsetting increases in commercial construction were due to three new loans totaling $14 million and additional disbursements totaling $6 million. Additionally, the increase in commercial mortgages is primarily due to new loans.

•

The “special mention” category decreased by $34.8 million, from $53.4 million to $18.6 million between December 31, 2017 and September 30, 2018. This is attributed to a decreases in special mention commercial mortgage loans by $23.2 million, primarily as a result of three loan relationships that were reclassified from “special mention” to “substandard.” Additionally, there was a decrease in special mention commercial & industrial loans by $11.5 million, principally due to paydowns, pay offs and the reassignment of risk reclassifications.

•

Loans classified “substandard” increased by $44.5 million, to $66.7 million at September 30, 2018, from $22.2 million at December 31, 2017. The increase was the result of the reclassification of three loan relationships in commercial mortgage notes, as mentioned above, and primarily due to one loan relationship in commercial & industrial of $17.2 million reclassified to “substandard” from “special mention.”

•

The “formula classified” category decreased by $1.6  million, to $6.1 million at September 30, 2018, from $7.7 million at December 31, 2017, primarily due to a decrease of $1.2  million in residential mortgage loans in this category.

•	There were no loans classified as “doubtful” at either September 30, 2018, or December 31, 2017.

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

The following table sets forth information regarding non-accrual loans and restructured loans, at September 30, 2018, and December 31, 2017:

	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Impaired loans:
Restructured loans:
Non-accruing restructured loans	$5,805	$5,265
Accruing restructured loans	274	305
Total restructured loans	6,079	5,570
Other impaired loans	8,089	9,203
Total impaired loans	$14,168	$14,773

Impaired loans less than 90 days delinquent and included in total impaired loans	$9,317	$6,651

The table below contains additional information with respect to impaired loans, by portfolio type, at September 30, 2018, and December 31, 2017:

	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
September 30, 2018, With no related allowance recorded:
Commercial & industrial	$266	$266	$572	$-
Commercial mortgage	7,152	7,162	6,673	-
Commercial construction	-	-	-	-
Commercial agriculture	-	-	-	-
Residential mortgage	27	27	27	1
Home equity	-	-	-	-
Automobile	-	-	-	-
Other consumer	-	-	-	-
Total impaired loans with no related allowance	$7,445	$7,455	$7,272	$1

September 30, 2018, With a related allowance recorded:
Commercial & industrial	$161	$346	$199	$-
Commercial mortgage	66	81	337	5
Commercial construction	-	-	-	-
Commercial agriculture	-	-	-	-
Residential mortgage	4,616	4,667	4,975	-
Home equity	-	-	-	-
Automobile	69	69	84	1
Other consumer	1,811	1,566	1,962	15
Total impaired loans with a related allowance	$6,723	$6,729	$7,557	$21

December 31, 2017, With no related allowance recorded:
Commercial & industrial	$515	$515	$532	$1
Commercial mortgage	6,192	6,192	5,767	-
Commercial construction	-	-	-	-
Commercial agriculture	-	-	-	-
Residential mortgage	-	-	-	-
Home equity	-	-	-	-
Automobile	-	-	-	-
Other consumer	-	-	-	-
Total impaired loans with no related allowance	$6,707	$6,707	$6,299	$1

December 31, 2017, With a related allowance recorded:
Commercial & industrial	$180	$351	$113	$1
Commercial mortgage	208	233	264	-
Commercial construction	-	-	-	-
Commercial agriculture	-	-	-	-
Residential mortgage	5,435	5,448	5,644	-
Home equity	7	7	7	-
Automobile	201	211	108	3
Other consumer	2,035	2,035	1,629	17
Total impaired loans with a related allowance	$8,066	$8,285	$7,765	$21

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

Troubled Debt Restructurings

In accordance with FASB’s Accounting Standards Update No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring” (ASU No. 2011-02), the Bank had $6.1 million of troubled debt restructurings (TDRs) as of September 30, 2018, up by $510 thousand from $5.6 million at December 31, 2017, and substantially in commercial mortgage loans. The restructured loans recorded with the Bank have been modified for the purpose of alleviating temporary impairments to the borrower’s financial condition. The modifications that the Bank has extended to borrowers have come in the form of a change in the repayment terms. The workout plan between the borrower and the Bank is designed to provide a bridge for cash flow shortfalls in the near term. As the borrower works through the near-term issues, in most cases, the original contractual terms will be reinstated.

Additional information regarding performing and nonperforming TDRs at September 30, 2018, and December 31, 2017, is set forth in the following table:

					Outstanding Balance
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Principal Modifications	Post-Modification Outstanding Recorded Investment	September 30, 2018	December 31, 2017
Performing
Residential mortgage	1	$27	$-	$27	$27	$-
Commercial mortgage	2	369	-	369	247	305
Automobile	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total performing	3	$396	$-	$396	$274	$305
Nonperforming
Residential mortgage	-	$-	$-	$-	$-	$-
Commercial mortgage	12	8,776	-	8,776	5,805	5,265
Automobile	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total nonperforming	12	$8,776	$-	$8,776	$5,805	$5,265
Total Troubled Debt Restructurings (TDRs)	15	$9,172	$-	$9,172	$6,079	$5,570

Principal modification includes principal forgiveness at the time of modification, contingent principal forgiveness granted over the life of the loan based on borrower performance, and principal that has been legally separated and deferred to the end of the loan, with zero percent contractual interest rate.

During the nine months ended September 30, 2018, one loan relationship was modified as a troubled debt restructuring. During the nine months ended September 30, 2017, no loans were modified as troubled debt restructurings.

There were no defaults on troubled debt restructurings within twelve months following the modification during the nine months ended September 30, 2018 and 2017.

Subsequent to September 30, 2018, Super Typhoon Yutu made landfall in Tinian and Saipan in the Commonwealth of the Northern Mariana Islands on October 25, 2018. Substantial property damage was caused by the storm, and both islands are still in the early recovery stage as of the date of filing of this Report on Form 10-Q. At this date, it is not possible to accurately determine what, if any, losses might be incurred in the Bank’s loan portfolio. The Bank has offered loan deferments of up to 90 days for commercial and consumer customers for loans that were in good standing as of the date of the storm.

Also subsequent to September 30, 2018, on November 7, 2018, a significant loan customer announced its intention to file for Chapter 11 bankruptcy. The Bank has unsecured loans outstanding to this customer in the amount of $10.3 million which are currently performing, while the customer maintains $5.4 million in deposits with the Bank. Further, the Bank holds $1.4 million in its allowance for loan losses relative to these loans. The Bank’s management believes that a loss related to these unsecured loans is reasonably possible but not probable and that an estimate of the possible range of loss cannot be made at this time.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). As of September 30, 2018, and December 31, 2017, the Bank met all capital adequacy requirements to which it is subject.

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

As of September 30, 2018, the Bank’s capital ratios each exceeded the Federal Deposit Insurance Corporation’s well capitalized standards under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of September 30, 2018, and December 31, 2017, are also presented in the table below.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2018:
Total capital (to Risk Weighted Assets)	$162,056	13.397%	$119,449	9.875%	$120,961	10.000%
Tier 1 capital (to Risk Weighted Assets)	$146,871	12.142%	$95,257	7.875%	$96,769	8.000%
Tier 1 capital (to Average Assets)	$146,871	7.745%	$75,857	4.000%	$94,821	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$141,871	11.729%	$77,113	6.375%	$78,625	6.500%

At December 31, 2017:
Total capital (to Risk Weighted Assets)	$151,699	12.490%	$112,347	9.250%	$121,456	10.000%
Tier 1 capital (to Risk Weighted Assets)	$136,521	11.240%	$88,056	7.250%	$97,165	8.000%
Tier 1 capital (to Average Assets)	$136,521	6.968%	$78,373	4.000%	$97,967	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$131,521	10.829%	$69,837	5.750%	$78,946	6.500%

In addition, the Company’s actual capital amounts and ratios as of September 30, 2018, and December 31, 2017, are also presented in the table below.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2018:
Total capital (to Risk Weighted Assets)	$166,068	13.680%	$119,876	9.875%	$121,394	10.000%
Tier 1 capital (to Risk Weighted Assets)	$150,842	12.426%	$95,597	7.875%	$97,115	8.000%
Tier 1 capital (to Average Assets)	$150,842	7.940%	$75,986	4.000%	$94,983	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$141,059	11.620%	$77,388	6.375%	$78,906	6.500%

At December 31, 2017:
Total capital (to Risk Weighted Assets)	$156,300	12.834%	$112,648	9.250%	$121,781	10.000%
Tier 1 capital (to Risk Weighted Assets)	$141,052	11.582%	$88,291	7.250%	$97,425	8.000%
Tier 1 capital (to Average Assets)	$141,052	7.187%	$78,504	4.000%	$98,130	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$131,269	10.779%	$70,024	5.750%	$79,158	6.500%

Stock Purchase Plan

Under the Bank’s 2011 Employee Stock Purchase Plan, eligible employees can purchase, through payroll deductions, shares of common stock at a discount. The right to purchase stocks is granted to eligible employees during a quarterly offer period that is established from time to time by the Board of Directors of the Company. Eligible employees cannot accrue the right to purchase more than $25 thousand worth of stock at the fair market value at the beginning of each offer period. Eligible employees also may not purchase more than one thousand five hundred (1,500) shares of stock in any one offer period. The shares are purchased at 85% of the fair market price of the stock on the enrollment date. The Plan was suspended on April 4, 2018, due to the delayed filing of our 2017 report on Form 10-K, and was resumed when our filings with the Securities and Exchange Commission were completed within the specified filing period.

Non-Cumulative Perpetual Preferred Stock

At September 30, 2018, the Company had outstanding 9,800 shares of its non-voting Series A Non-Cumulative Perpetual Preferred Stock (the “Series A Preferred Stock”). The shares of Series A Preferred Stock have an initial fixed yield of 5.5% per annum, but the yield becomes floating at June 30, 2021, after which the annual yield will be the three-month LIBOR rate plus 4.825%. The Series A Preferred Stock carries a liquidation preference of $1 thousand per share.

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

A summary of financial instruments with off-balance-sheet risk at September 30, 2018, and December 31, 2017, is as follows:

	September 30, 2018	December 31, 2017
Commitments to extend credit	$137,726	$159,767

Letters of credit:
Standby letters of credit	$54,984	$54,707
Commercial letters of credit	3,869	2,601
Total	$58,853	$57,308

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

The Bank considers its standby and other letters of credit to be payment guarantees. At September 30, 2018, the maximum undiscounted future payments that the Bank could be required to make for all outstanding letters of credit were $58.9 million. All of these arrangements mature within one year. The Bank has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized; however, several are unsecured. The Bank had recorded $27 thousand in reserve liabilities associated with these guarantees at September 30, 2018.

Note 9 – Income Taxes

We record an amount equal to the tax credits, tax loss carry-forwards and tax deductions (“tax benefits”) that we believe will be available to us to offset or reduce the amounts of our income taxes in future periods as a deferred tax asset on our condensed consolidated statements of financial condition. Under applicable federal and state income tax laws and regulations in the United States, such tax benefits will expire if not used within specified periods of time. Accordingly, the ability to fully use our deferred tax asset depends on the amount of taxable income that we generate during those time periods. At least once each year, or more frequently if warranted, we make estimates of future taxable income that we believe we are likely to generate during those future periods. If we conclude, on the basis of those estimates and the amount of the tax benefits available to us, that it is more likely than not that we will be able to fully utilize those tax benefits prior to their expiration, we recognize the deferred tax asset in full on our balance sheet. On the other hand, if we conclude on the basis of those estimates and the amount of the tax benefits available to us that it has become more likely than not that we will be unable to utilize those tax benefits in full prior to their expiration, then we would establish a (or increase any existing) valuation allowance to reduce the deferred tax asset on our balance sheet to the amount which we believe we are more likely than not to be able to utilize. Such a reduction is implemented by recognizing a non-cash charge that would have the effect of increasing the provision, or reducing any credit, for income taxes that we would otherwise have recorded in our condensed consolidated statements of income. The determination of whether and the extent to which we will be able to utilize our deferred tax asset involves significant management judgments and assumptions that are subject to period-to-period changes as a result of changes in tax laws, changes in the market, or economic conditions that could affect our operating results or variances between our actual operating results and our projected operating results, as well as other factors.

A valuation allowance of $2.0 million has been provided at September 30, 2018, and December 31, 2017, to reduce the deferred tax asset because, in management’s opinion, it is more likely than not that less than the entire amount will be realized. The portion of the deferred tax asset with valuation allowance is attributable to a cumulative net operating loss carry forward from the Bank’s CNMI operations, which losses management anticipates will continue. The charge from the net operating loss has already been realized in the accompanying condensed consolidated statements of income as a result of the Guam income tax code.

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

Financial assets measured at fair value on a recurring basis as of September 30, 2018, and December 31, 2017, are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At September 30, 2018
U.S. treasury notes and bonds	$53,858	$-	$-	$53,858
U.S. government agency and sponsored enterprise (GSE) debt securities	-	44,323	-	44,323
U.S. government agency pool securities	-	206,613	-	206,613
U.S. government agency or GSE residential mortgage-backed securities	-	73,177	-	73,177
Other assets:
MSRs	-	-	1,838	1,838
Total fair value	$53,858	$324,113	$1,838	$379,809

At December 31, 2017
U.S. treasury notes and bonds	$59,169	$-	$-	$59,169
U.S. government agency and sponsored enterprise (GSE) debt securities	-	44,858	-	44,858
U.S. government agency pool securities	-	282,343	-	282,343
U.S. government agency or GSE residential mortgage-backed securities	-	74,418	-	74,418
Other assets:
MSRs	-	-	1,903	1,903
Total fair value	$59,169	$401,619	$1,903	$462,691

There were no liabilities measured at fair value on a recurring basis as of September 30, 2018, and December 31, 2017.

During the nine months ended September 30, 2018 and 2017, the changes in Level 3 assets measured at fair value on a recurring basis are as follows:

	Nine Months Ended September 30,
	2018	2017
Beginning balance	$1,903	$1,527
Realized and unrealized net gains:
Included in net income	(65)	(28)
Included in other comprehensive income	-	-
Purchases, issuance and settlements
Purchases	-	-
Issuances	-	-
Settlements	-	-
Ending balance	$1,838	$1,499

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

The following table presents quantitative information about the valuation technique and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring basis:

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average Rate
September 30, 2018
Financial instrument:
MSRs	$1,838	Discounted Cash Flow	Discount Rate	6.50% - 9.25%	8.00%
			Weighted Average Prepayment Rate (Public Securities Association)	125%
December 31, 2017
Financial instrument:
MSRs	$1,903	Discounted Cash Flow	Discount Rate	6.50% - 9.25%	8.00%
			Weighted Average Prepayment Rate (Public Securities Association)	125%

There were no transfers into or out of the Bank’s Level 3 financial instruments for the periods ended September 30, 2018 and December 31, 2017.

Nonrecurring Fair Value Measurements

Under certain circumstances, the Bank makes adjustments to fair value for assets and liabilities even though they are not measured at fair value on an ongoing basis. The following table presents the financial instruments carried on the condensed consolidated statements of financial condition by caption and by level in the fair value hierarchy at September 30, 2018, and December 31, 2017, for which a nonrecurring change in fair value has been recorded:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2018
Financial assets:
Loans, net
Impaired loans	$-	$-	$-	$-

Other assets
Other real estate owned	$-	$-	$2,048	$2,048

December 31, 2017
Financial assets:
Loans, net
Impaired loans	$-	$-	$-	$-

Other assets
Other real estate owned	$-	$-	$2,466	$2,466

The fair value of loans subject to write downs is estimated using the appraised value of the underlying collateral, discounted as necessary due to management’s estimates of changes in economic conditions.

Additionally, the Bank also makes adjustments to nonfinancial assets and liabilities even though they are not measured at fair value on an ongoing basis. With the exception of other real estate owned, the Bank does not have nonfinancial assets or liabilities for which a nonrecurring change in fair value has been recorded during the periods ended September 30, 2018, and December 31, 2017.

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

If quoted market prices are not available, the Bank estimates fair values using pricing models and discounted cash flows that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, and credit spreads. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include U.S. GSE obligations, U.S. government agency pool securities, and other securities. Mortgage-backed securities are included in Level 2 if observable inputs are available. In certain cases where there is limited activity or less transparency around inputs to the valuation, the Bank would classify those securities in Level 3. At September 30, 2018, and December 31, 2017, the Bank did not have any Level 3 investment securities.

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

Fair Value of Other Financial Instruments

The estimated fair values of the Bank’s financial instruments, excluding those assets recorded at fair value on a recurring basis on the Bank’s condensed consolidated statements of financial condition, are as follows:

		Estimated fair value
	Carrying Amount	Level 1	Level 2	Level 3
September 30, 2018	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$201,790	$201,790	$-	$-
Restricted cash	400	400	-	-
Federal Home Loan Bank stock	2,356	-	2,356	-
Investment securities held-to-maturity	72,385	-	71,379	-
Loans, net	1,197,941	-	-	1,197,500
Total	$1,474,872	$202,190	$73,735	$1,197,500

Financial liabilities:
Deposits	1,773,220	-	-	1,778,314
Total	$1,773,220	$-	$-	$1,778,314

December 31, 2017
Financial assets:
Cash and cash equivalents	$126,127	$126,127	$-	$-
Restricted cash	400	400	-	-
Federal Home Loan Bank stock	2,303	-	2,303	-
Investment securities held-to-maturity	89,677	-	89,999	-
Loans, net	1,209,824	-	-	1,202,817
Total	$1,428,331	$126,527	$92,302	$1,202,817

Financial liabilities:
Deposits	$1,816,132	$-	$-	$1,816,773
Total	$1,816,132	$-	$-	$1,816,773

Note 11 – Comprehensive Income

The components of accumulated other comprehensive income, including stockholders’ equity, are as follows:

	Nine Months Ended September 30,
	2018	2017
Net unrealized loss on available-for-sale securities	$(7,248)	$(2,604)
Amounts reclassified from AOCI for loss on sale of investment securities available-for-sale included in net income	593	13
Tax effect	1,398	880
Unrealized holding loss on available-for-sale securities, net of tax	(5,257)	(1,711)
Gross unrealized holding loss on held-to-maturity securities	(1,186)	(1,620)
Amortization of unrealized holding loss on held-to-maturity during the period	474	322
Unrealized holding loss on held-to-maturity securities	(712)	(1,298)
Accumulated other comprehensive income	$(5,969)	$(3,009)

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

Summary of Operating Results

The following table provides unaudited comparative information with respect to our results of operations for the three and nine months ended September 30, 2018  and 2017, respectively:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018 Amount	2017 Amount	% Change	2018 Amount	2017 Amount	% Change
Interest income	$22,574	$21,126	6.9%	$67,189	$60,481	11.1%
Interest expense	516	560	-7.9%	1,605	1,642	-2.3%
Net interest income before provision for loan losses	22,058	20,566	7.3%	65,584	58,839	11.5%
Provision for loan losses	3,134	1,186	164.2%	7,972	3,553	124.4%
Net interest income after provision for loan losses	18,924	19,380	-2.4%	57,612	55,286	4.2%
Non-interest income	3,749	3,246	15.5%	11,008	9,463	16.3%
Non-interest expense	18,700	17,849	4.8%	55,223	52,261	5.7%
Income before income taxes	3,973	4,777	-16.8%	13,397	12,488	7.3%
Income tax expense	699	1,597	-56.2%	2,597	3,754	-30.8%
Net income	$3,274	$3,180	3.0%	$10,800	$8,734	23.7%

Earnings per common share
Basic net income	$0.33	$0.33		$1.08	$0.90
Diluted net income	$0.33	$0.33		$1.08	$0.90

As the above table indicates, our net income increased in the three and nine months ended September 30, 2018, as compared to the corresponding periods in 2017. In the three months ended September 30, 2018, we recorded net income after taxes of $3.3 million, an increase of $94 thousand (or 3.0%) as compared to the same period in 2017. These results were most significantly impacted by higher net interest income, which increased by $1.5 million, and an increase in non-interest income of $503 thousand, but these increases were partially offset by an increase of $1.9 million in our provision for loan losses and an increase of $851 thousand in our non-interest expense. The increase in net interest income in the three months ended September 30, 2018, as compared to the same period in 2017, was largely attributed to an increase in interest earnings on loans, which went up by $1.5 million due to higher interest rates, the effect of which were partially offset by a decrease of $8.9 million in our gross loan portfolio. The $898 thousand decrease in income tax expense was due to a decrease of $804 thousand in our income before income taxes and the reduction of corporate income tax rates under the 2017 Tax Cuts and Jobs Act.

In the nine months ended September 30, 2018, we recorded net income after taxes of $10.8 million, higher by $2.1 million (23.7%) from the $8.7 million recorded in the nine months ended September 30, 2017. The largest factors in the increase were growth of $6.7 million in net interest income, a rise of $1.5 million in non-interest income and a reduction of $1.2 million in income taxes, partially offset by an increase of $4.4 million in our provision for loan losses and an increase of $3.0 million on our non-interest expense.

The following table shows the increase in our net interest margin in the three and nine months ended September 30, 2018, but it also indicates the impact that the increase in our net income had on our annualized returns on average assets. Although our return on average equity decreased by 24 basis points during the three months ended September 30, 2018, as compared to the corresponding period in 2017, it increased by 644 basis points during the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net interest margin	4.88%	4.31%	4.73%	4.20%
Return on average assets	0.69%	0.64%	1.12%	0.60%
Return on average equity	8.96%	9.20%	15.01%	8.57%

Critical Accounting Policies

The Company’s significant accounting policies are set forth in Note 2 in the Notes to the Company’s Annual Report on Form 10-K for 2017 filed with the SEC on June 29, 2018, and Note 2 of Item 1 in this report. Our unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and general practices in the banking industry. Certain of those accounting policies are considered critical accounting policies because they require us to make assumptions and judgments regarding circumstances or trends that could affect the carrying values of our material assets, such as assumptions regarding economic conditions or trends that could impact our ability to fully collect our outstanding loans or ultimately realize the carrying values of certain of our other assets, such as securities that are available for sale. If adverse changes were to occur in the events, trends or other circumstances on which our assumptions or judgments have been based, or other unanticipated events were to happen that might affect our operating results, it could become necessary under GAAP for us to reduce the carrying values of the affected assets in our condensed consolidated statements of financial condition. In addition, because reductions in the carrying values of assets are sometimes effectuated by or require charges to income, such reductions also may have the effect of reducing our income.

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

The following table sets forth our interest income, interest expense and net interest income, and our annualized net interest margin for the three and nine months ended September 30, 2018 and 2017, respectively:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
Interest income	$22,574	$21,126	6.85%	$67,189	$60,481	11.09%
Interest expense	516	560	-7.86%	1,605	1,642	-2.25%
Net interest income	$22,058	$20,566	7.25%	$65,584	$58,839	11.46%

Net interest margin	4.88%	4.31%	0.57%	4.73%	4.20%	0.53%

Net interest income increased by 7.3% and 11.5%, respectively, for the three and nine months ended September 30, 2018, as compared to the corresponding periods in 2017.

For the three and nine months ended September 30, 2018, net interest income rose by $1.5 million and $6.7 million, respectively, as compared to the same periods in 2017. Total interest income increased by $1.4 million and $6.7 million in those same periods, respectively, principally because of a $1.5 million increase in our loan interest earnings, supplemented by a $24 thousand increase in interest earned on our investment portfolio during the three months ended September 30, 2018, compared to the previous year, and because of a $5.5 million increase in our loan interest income and a $1.3 million rise in the interest earnings from our investment portfolio during the nine months ended September 30, 2018, compared to the corresponding periods of 2017. The growth in our net interest margin was primarily the result of increases of 0.57% and 0.53% in the yield on our average earning assets, respectively, in the three and nine months ended September 30, 2018, as compared to the corresponding periods of 2017, combined with moderate changes in our average earning assets of decreases of 5.3% and 1.1%, respectively, during those same comparative periods.

Average Balances

Distribution, Rate and Yield

The following table sets forth information regarding our average balance sheet, annualized yields on interest-earning assets and interest rates on interest-bearing liabilities, the interest rate spread and the interest rate margin for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018			2017
	Average Balance	Interest Earned/Paid	Average Yield/Rate	Average Balance	Interest Earned/Paid	Average Yield/Rate
Interest earning assets:
Short term investments[1]	$121,506	$354	1.17%	$149,909	$423	1.13%
Investment Securities²	461,147	2,270	1.97%	577,791	2,246	1.55%
Loans³	1,226,073	19,950	6.51%	1,181,265	18,457	6.25%
Total earning assets	1,808,726	22,574	4.99%	1,908,965	21,126	4.43%
Noninterest earning assets	91,113			89,221
Total assets	$1,899,839			$1,998,186
Interest-bearing liabilities:
Interest-bearing checking accounts	$233,310	$68	0.12%	$273,384	$82	0.12%
Money market and savings accounts	907,437	418	0.18%	1,013,796	443	0.17%
Certificates of deposit	31,930	30	0.38%	39,577	35	0.35%
Other borrowings	-	-	0.00%	-	-	0.00%
Total interest-bearing liabilities	1,172,677	516	0.18%	1,326,757	560	0.17%
Non-interest bearing liabilities	580,979			533,102
Total liabilities	1,753,656			1,859,859
Stockholders’ equity	146,183			138,327
Total liabilities and stockholders’ equity	$1,899,839			$1,998,186

Net interest income		$22,058			$20,566

Interest rate spread			4.82%			4.26%
Net interest margin			4.88%			4.31%

	Nine Months Ended September 30,
	2018			2017
	Average Balance	Interest Earned/Paid	Average Yield/Rate	Average Balance	Interest Earned/Paid	Average Yield/Rate
Interest earning assets:
Short term investments[1]	$85,698	$726	1.13%	$139,125	$854	0.82%
Investment securities²	518,983	7,255	1.86%	542,255	5,939	1.46%
Loans³	1,243,138	59,208	6.35%	1,186,115	53,688	6.04%
Total earning assets	1,847,819	67,189	4.85%	1,867,495	60,481	4.32%
Noninterest earning assets	87,226			85,648
Total assets	$1,935,045			$1,953,143
Interest-bearing liabilities:
Interest-bearing checking accounts	$266,393	$241	0.12%	$274,114	$245	0.12%
Money market and savings accounts	934,015	1,265	0.18%	987,111	1,286	0.17%
Certificates of deposit	33,206	88	0.35%	46,981	111	0.32%
Other borrowings	-	11	0.00%	-	-	0.00%
Total interest-bearing liabilities	1,233,614	1,605	0.17%	1,308,206	1,642	0.17%
Non-interest bearing liabilities	557,559			509,024
Total liabilities	1,791,173			1,817,230
Stockholders’ equity	143,872			135,913
Total liabilities and stockholders’ equity	$1,935,045			$1,953,143

Net interest income		$65,584			$58,839

Interest rate spread			4.67%			4.15%
Net interest margin			4.73%			4.20%

¹	Short term investments consist of interest-bearing deposits that we maintain with other financial institutions.

[2]	Includes all investment securities in the Available-for-Sale and the Held-to-Maturity classifications.
[3]

Loans include the average balance of non-accrual loans. Loan interest income includes loan fees of $749 thousand and $1.2 million in the three and nine months ended September 30, 2018, and $526 thousand and $880 thousand during the three and nine months ended September 30, 2017.

For the three and nine months ended September 30, 2018, our total average earning assets decreased by $100.2 million and $19.7 million, respectively, as compared to the same periods in 2017. The decrease during the three months ended September 30, 2018, compared to the same period in 2017, is attributed to the $44.8 million increase in our average loan portfolio, more than offset by the $116.6 million decrease in our average investment securities portfolio and the $28.4 million decrease in average short-term investments. Average noninterest earning assets increased by $1.9 million. In the three and nine months ended September 30, 2018, average total interest-bearing liabilities decreased by $154.1 million and $74.6 million, respectively, in comparison to the same periods in 2017, comprised of respective $106.4 million and $53.1 million decreases in average interest-bearing money market and savings accounts and respective $7.6 million and $13.8 million decreases in average certificates of deposit, combined with respective $40.1 million and $7.7 million decreases in interest-bearing checking accounts. The overall decreases in average interest-bearing liabilities resulted in part from some large depositors, including government agencies, transferring funds from the Bank into investments through our Trust Department. The partially offsetting increases of $47.9 million and $48.5 million, respectively, in average non-interest bearing liabilities during the three and nine months ended September 30, 2018, compared to the same periods in 2017, primarily in traditional checking accounts, resulted in an overall respective decreases of $106.2 million and $26.1 million in average total liabilities. During the three and nine months ended September 30, 2018, average stockholders’ equity increased by $7.9 million (5.7%) and $8.0 million (5.9%), respectively, in comparison to the respective year-earlier periods.

Our interest rate spread increased by 56 basis points (0.56%) and our net interest margin rose by 57 basis points (0.57%) in the three months ended September 30, 2018, as compared to the same periods in 2017, and our interest rate spread and our net interest margin both increased by 53 basis points (0.53% during the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. During the three months ended September 30, 2018, the increase in our interest rate spread is attributed to the 56 basis point (0.56%) increase in the average yield on our interest earning assets, while the average cost of our interest-bearing liabilities increased by just one basis point (0.01%), to 18 basis points (0.18%). The increase in our net interest margin resulted from the 7.3% increase in our net interest income combined with the 5.3% decrease in our average total interest-earning assets, due primarily to rising market interest rates.

The following table provides information regarding the changes in interest income and interest expense, attributable to changes in rates and changes in volumes, that contribute to the total change in net interest income for the three and nine months ended September 30, 2018, in comparison to the three and nine months ended September 30, 2017:

	Three Months Ended September 30, 2018 vs. 2017
	(In thousands)
	Net Change in	Attributable to:
	Interest Income/Expense	Change in Rate	Change in Volume
Interest income:
Short term investments	$(69)	$55	$(124)
Investment securities	24	2,393	(2,369)
Loans	1,493	3,056	(1,563)
Total interest income	$1,448	$5,504	$(4,056)

Interest expense:
Interest-bearing checking accounts	$(14)	$(9)	$(5)
Money market and savings accounts	(25)	96	(121)
Certificates of deposit	(5)	9	(14)
Other borrowings	-	-	-
Total interest expense	$(44)	$96	$(140)

Net interest income	$1,492	$5,408	$(3,916)

	Nine Months Ended September 30, 2018 vs. 2017
	(In thousands)
	Net Change in	Attributable to:
	Interest Income/Expense	Change in Rate	Change in Volume
Interest income:
Short term investments	$(128)	$433	$(561)
Investment securities	1,316	2,188	(872)
Loans	5,520	3,739	1,781
Total interest income	$6,708	$6,360	$348

Interest expense:
Interest-bearing checking accounts	$(4)	$4	$(8)
Money market and savings accounts	(21)	68	(89)
Certificates of deposit	(23)	18	(41)
Other borrowings	11	-	11
Total interest expense	$(37)	$90	$(127)

Net interest income	$6,745	$6,270	$475

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

If management determines that it is necessary to increase the allowance for loan losses, a provision for loan losses is recorded. For the three and nine months ended September 30, 2018, the Bank’s provision for loan losses was $3.1 million and $8.0 million, respectively, which was $1.9 million and $4.4 million higher than during the corresponding periods of 2017.

Management believes that the provision recorded was sufficient to offset the incremental risk of loss inherent in the gross loan portfolio of $1.22 billion at September 30, 2018, a decrease of $8.9 million from December 31, 2017, the increase in Substandard Loans from $22.2 million at December 31, 2017, to $66.7 million at September 30, 2018, and to replenish the allowance to offset net loan charge-offs of $4.9 million recorded during the same period. The allowance for loan losses at September 30, 2018, stood at $20.4 million or 1.67% of total gross loans outstanding as of the balance sheet date, an increase of $3.1 million from December 31, 2017.   We recorded net loan charge-offs of $4.9 million and $3.8 million for the nine months ended September 30, 2018 and 2017, respectively. See “Analysis of Allowance for Loan Losses” in the Financial Condition Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for more detailed information.

Non-Interest Income

The table below represents the major components of non-interest income and the changes therein for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018 Amount	2017 Amount	Amount Change	Percent Change	2018 Amount	2017 Amount	Amount Change	Percent Change
Non-interest income
Service charges and fees	$1,567	$1,489	$78	5.2%	$5,005	$4,339	$666	15.3%
Loss on sale of investment securities	(181)	-	(181)	N/A	(593)	(13)	(580)	4461.5%
Income from merchant services	611	646	(35)	-5.4%	1,788	1,834	(46)	-2.5%
Income from cardholders, net	68	-	68	N/A	247	359	(112)	-31.2%
Trustee fees	787	257	530	206.2%	1,866	712	1,154	162.1%
Other income	897	854	43	5.0%	2,695	2,232	463	20.7%
Total non-interest income	$3,749	$3,246	$503	15.5%	$11,008	$9,463	$1,545	16.3%

For the three and nine months ended September 30, 2018, non-interest income totaled $3.7 million and $11.0 million, respectively, which represented an increase of $503 thousand (15.5%) as compared to the three months ended September 30, 2017, and an increase of $1.5 million (16.3%) from the nine months ended September 30, 2017. The growth during the three months ended September 30, 2018, is primarily attributed to the $530 thousand increase in trustee fees, partially offset by $181 thousand in net losses on our investment portfolio. The growth in non-interest income during the nine months ended September 30, 2018, was attributed to a $1.2 million increase in trustee fees, an increase of $666 thousand in service charges and fees, and an increase of $463 thousand in other income, partially offset by an increase of $580 thousand in our net loss in our investment portfolio compared to the same period in the previous year.

Non-interest Expense

The table below represents the major components of non-interest expense and the changes for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018 Amount	2017 Amount	Amount Change	Percent Change	2018 Amount	2017 Amount	Amount Change	Percent Change
Non-interest expense:
Salaries and employee benefits	$8,977	$8,696	$281	3.2%	$27,033	$25,621	$1,412	5.5%
Occupancy	1,825	1,733	92	5.3%	5,435	4,984	451	9.0%
Equipment and depreciation	2,628	2,219	409	18.4%	7,485	6,357	1,128	17.7%
Insurance	442	432	10	2.3%	1,296	1,241	55	4.4%
Telecommunications	491	444	47	10.6%	1,471	1,293	178	13.8%
FDIC insurance assessment	348	377	(29)	-7.7%	1,056	1,116	(60)	-5.4%
Professional services	709	494	215	43.5%	2,237	1,431	806	56.3%
Contract services	432	467	(35)	-7.5%	1,266	1,424	(158)	-11.1%
Other real estate owned	196	7	189	2700.0%	238	73	165	226.0%
Stationery and supplies	243	210	33	15.7%	622	628	(6)	-1.0%
Training and education	276	273	3	1.1%	816	941	(125)	-13.3%
General, administrative and other	2,133	2,497	(364)	-14.6%	6,268	7,152	(884)	-12.4%
Total non-interest expense	$18,700	$17,849	$851	4.8%	$55,223	$52,261	$2,962	5.7%

For the three and nine months ended September 30, 2018, non-interest expense totaled $18.7 million and $55.2 million, respectively, which represented increases of $851 thousand (4.8%) and $3.0 million (5.7%), respectively, as compared to the same periods in 2017. The increase during the three months ended September 30, 2018, compared to the three months ended September 30, 2017, is primarily attributed to the $409 thousand increase in equipment and depreciation expense, $281 thousand increase in salaries and employee benefits, the $215 thousand increase in professional services expense and the $189 thousand increase in the expense that we incurred for other real estate owned. The increase in equipment and depreciation expense resulted primarily from increases in computer equipment and software expenses of $301 thousand, the increase in salaries and employee benefits was due to normal, recurring merit increases in salaries and an increase in the number of full-time equivalent employees needed to accommodate the enhancement of the ways in which we provide services to our customers. The increase in professional services expense was primarily due to audit fees incurred from our current and previous auditors during 2018.

The increase in non-interest expense during the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, was primarily caused by an increase of $1.4 million in salaries and employee benefits expense, the $1.1 million increase in equipment and depreciation expense, the $806 thousand increase in professional services expense and the $451 thousand increase in occupancy expense. That net increase in the other expense categories was partially offset by the $884 thousand decrease in general, administrative and other expense, which primarily occurred because of a temporary increase in the nine months ended September 30, 2017, associated with the celebration of the Bank’s 45th Anniversary last year.

Income Tax Expense

For the three and nine months ended September 30, 2018, the Bank recorded income tax expenses of $699 thousand and $2.6 million, respectively. These expenses were $898 thousand and $1.2 million lower, respectively, than the income tax expense recorded for the corresponding periods in 2017. Reinforcing the decrease of $804 thousand in the three months ended September 30, 2018, compared to the year-earlier period, and despite the increase in pre-tax net income of $909 thousand during the nine months ended September 30, 2018, in comparison to the same period of 2017, the reduced corporate tax rate that resulted from the Tax Cuts and Jobs Act of 2017 lowered our effective tax rate from 33.4% in the three months ended September 30, 2017, to 17.6% during the three months ended September 30, 2018, and from 30.1% during the nine months ended September 30, 2017, to 19.4% during the nine months ended September 30, 2018. The reduction in the statutory tax rate was partially offset by interest income on loans increasing at a disproportionate rate as compared to interest income that is exempt from tax.

Financial Condition

Assets

As of September 30, 2018, total assets were $1.93 billion, a decrease of 1.6% from the $1.97 billion at December 31, 2017. This $31.0 million decrease was comprised of the $100.1 million reduction in our investment portfolio and the $11.9 million decrease in our net loan portfolio, partially offset by the $75.7 million increase in our total cash and cash equivalents, the rise of $3.9 million in other assets, the $722 thousand increase in accrued interest receivable and the increase of $607 thousand in net premises and equipment value. As our total assets decreased more rapidly than our net loans, the proportion of net loans to total assets increased from 61.5% at December 31, 2017 to 61.9% at September 30, 2018. The remainder of the decline in assets was offset by the $42.9 million decrease in total deposits, the $2.3 million decrease in accumulated other comprehensive loss. Those were partially offset by the increases of $3.9 million in other liabilities, $7.5 million in retained earnings and $2.7 million in additional paid-in common stock.

Interest-Earning Assets

The following table sets forth the composition of our interest-earning assets at September 30, 2018, as compared to December 31, 2017:

	September 30, 2018	December 31, 2017	Variance
Interest-earning deposits with financial institutions (including restricted cash)	$160,997	$97,494	$63,503
Federal Home Loan Bank stock, at cost	2,356	2,303	53
Investment securities available-for-sale	377,971	460,788	(82,817)
Investment securities held-to-maturity	72,385	89,677	(17,292)
Loans, gross	1,221,020	1,229,880	(8,860)
Total interest-earning assets	$1,834,729	$1,880,142	$(45,413)

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

A summary of the balances of loans at September 30, 2018, and December 31, 2017, follows:

	September 30, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
Commercial
Commercial & industrial	$241,449	19.8%	$256,022	20.8%
Commercial mortgage	562,358	46.1%	553,125	45.0%
Commercial construction	30,188	2.5%	10,157	0.8%
Commercial agriculture	695	0.1%	716	0.1%
Total commercial	834,690	68.4%	820,020	66.7%
Consumer
Residential mortgage	134,211	11.0%	137,962	11.2%
Home equity	1,345	0.1%	545	0.0%
Automobile	28,306	2.3%	30,490	2.5%
Other consumer loans[1]	222,468	18.2%	240,863	19.6%
Total consumer	386,330	31.6%	409,860	33.3%
Gross loans	1,221,020	100.0%	1,229,880	100.0%
Deferred loan (fees) costs, net	(2,713)		(2,777)
Allowance for loan losses	(20,366)		(17,279)
Loans, net	$1,197,941		$1,209,824

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

At September 30, 2018, total gross loans decreased by $8.9 million, to $1.22 billion, from $1.23 billion at December 31, 2017. The decrease in loans was largely attributed to a $23.5 million decrease in total consumer loans, to $386.3 million at September 30, 2018, from $409.9 million at December 31, 2017. The underlying decreases were comprised of a reduction of $18.4 million in other consumer loans, to $222.5 million at September 30, 2018, from $240.9 million at December 31, 2017, $3.8 million in residential mortgage loans and $2.2 million in automobile loans. The decrease in total consumer loans was partially offset by a $14.7 million increase in commercial loans, to $834.7 million at September 30, 2018, from $820.0 million at December 31, 2017.

At September 30, 2018, loans outstanding were comprised of approximately 68.13% in variable rate loans and 31.87% in fixed rate loans.

Since it first opened in 1972, the Bank has expanded its operations and its branch network, first in Guam, then in the other islands of our region and in San Francisco, California. In the interests of enhancing performance and stability through market and industry diversification, the Bank has increased its focus on growth in the San Francisco area in recent years, adding personnel with experience and expertise in the Bay Area. The following table provides figures for loans, net of allowance and deferred fees, in the Bank’s administrative regions for December 31, 2016 and 2017, and September 30, 2018:

	December 31,		September 30,
	2016	2017	2018
Guam	$720,479	$704,666	$685,760
Commonwealth of the Northern Mariana Islands	$75,658	$79,489	$85,164
The Freely Associated States of Micronesia *	$76,339	$93,560	$92,235
California	$303,531	$352,165	$357,861
Total	$1,176,007	$1,229,880	$1,221,020

*	The Freely Associated States (FAS) are comprised of the Federated States of Micronesia (Chuuk, Kosrae, Pohnpei and Yap), the Republic of Palau and the Republic of the Marshall Islands.

As the table indicates, the Bank’s total gross loans decreased by 0.7% during the nine months ended September 30, 2018, after having increased by 4.6% during 2017. By way of comparison, loans in the California region increased by 1.6% during the nine months ended September 30, 2018, and by 16.0% in 2017. While the Bank’s overall loan portfolio decreased moderately, the California region has provided continued support for the expansion of the Bank. The continuing recovery of the economy in the Commonwealth of the Northern Mariana Islands has allowed us to increase our lending there by $5.7 million (7.1%) during the nine months ended September 30, 2018, after increasing by $3.8 million (5.1%) during all of 2017. Loans in the Freely Associated States of Micronesia decreased by 1.4% during the nine months ended September 30, 2018, after increasing by 22.6% during 2017. In Guam, loans decreased by $18.9 million (2.7%) during the nine months ended September 30, 2018, after having decreased by $15.8 million (2.2%) during 2017.

Interest-Earning Deposits and Investment Securities

In the current lending and interest rate environment, and in order to maintain sufficient liquidity in the ordinary course of business, the Bank held $160.6 million in unrestricted interest-earning deposits with financial institutions at September 30, 2018, an increase of $63.5 million, or 65.4%, from the $97.1 million in such deposits at December 31, 2017. From December 31, 2017, to September 30, 2018, the Bank’s combined investment portfolio decreased by $100.1 million, or 18.2%, from $550.5 million to $450.4 million. The reduction in the investment portfolio was comprised of an $82.8 million decrease in the available-for-sale securities, which fell by 18.0%, from $460.8 million to $378.0 million, in addition to a $17.3 million decrease in held-to-maturity securities, which declined by 19.3%, from $89.7 million to $72.4 million. Management believes that the Bank maintains an adequate level of liquidity.

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

The following table contains information regarding our nonperforming assets as well as restructured loans as of September 30, 2018, and December 31, 2017:

	September 30, 2018	December 31, 2017
Non-accrual loans:
Commercial & industrial	$354	$426
Commercial mortgage	7,044	6,554
Residential mortgage	4,529	6,063
Home equity	-	-
Other consumer [1]	326	311
Total non-accrual loans	$12,253	$13,354

Loans past due 90 days and still accruing:
Commercial & industrial	$-	$20
Commercial mortgage	-	-
Commercial construction	-	-
Residential mortgage	87	-
Home equity	-	-
Automobile	87	201
Other consumer[1]	1,467	1,725
Total loans past due 90 days and still accruing	$1,641	$1,946
Total nonperforming loans	$13,894	$15,300

Other real estate owned (OREO):
Commercial real estate	$1,835	$2,078
Residential real estate	213	668
Total other real estate owned	$2,048	$2,746
Total nonperforming assets	$15,942	$18,046

Restructured loans:
Accruing loans	$274	$305
Non-accruing loans (included in nonaccrual loans above)	5,805	5,265
Total restructured loans	$6,079	$5,570

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

The above table indicates that nonperforming loans decreased by $1.4 million during the nine months ended September 30, 2018, which resulted from the decrease in total non-accrual loans by $1.1 million, from $13.4 million to $12.3 million. In addition, there was a decrease in total loans past due 90 days and still accruing by $305 thousand, to $1.6 million, down from $1.9 million at December 31, 2017. The decreases in total non-accrual loans was due to the $1.5 million decrease in non-accruing residential mortgage loans, which was partially offset by the increase in non-accruing commercial mortgage loans by $490 thousand.

At September 30, 2018, the Bank’s largest nonperforming loans are two commercial real estate mortgage loan relationships totaling $4.7 million, both of which are secured by real estate located in Guam. These loans were placed on non-accrual due to deficiencies in the underlying cash flow to service the monthly loan payments and meet operating expenses. At this time, management believes that the collateral and the allowance for loan losses are adequate to cover these loans; however, should property values deteriorate, additional write-downs or additional provisions may be necessary.

Analysis of Allowance for Loan Losses

The allowance for loan losses was $20.4 million, or 1.67% of outstanding gross loans, as of September 30, 2018, as compared to $17.3 million, or 1.40% of outstanding gross loans at December 31, 2017. The allowance was $15.2 million at September 30, 2017, or 1.24% of gross loans.

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

The following table summarizes the changes in our allowance for loan losses:

	Commercial	Residential Mortgages	Consumer	Total
	(Dollars in thousands)
Nine Months Ended September 30, 2018
Allowance for loan losses:
Balance at beginning of period	$7,623	$1,409	$8,247	$17,279
Charge-offs	(353)	(9)	(5,888)	(6,250)
Recoveries	29	6	1,330	1,365
Provision	4,261	215	3,496	7,972
Balance at end of period	$11,560	$1,621	$7,185	$20,366

Three Months Ended September 30, 2018
Allowance for loan losses:
Balance at beginning of period	11,205	1,586	6,015	18,806
Charge-offs	(51)	(9)	(1,942)	(2,002)
Recoveries	2	2	424	428
Provision	404	42	2,688	3,134
Ending balance	$11,560	$1,621	$7,185	$20,366

Allowance balance at end of period related to:
Loans individually evaluated for impairment	$4	$71	$1,571	$1,646
Loans collectively evaluated for impairment	11,556	1,550	5,614	18,720
Ending balance	$11,560	$1,621	$7,185	$20,366

Loan balances at end of period:
Loans individually evaluated for impairment	$7,645	$4,643	$1,880	$14,168
Loans collectively evaluated for impairment	827,045	130,913	248,894	1,206,852
Ending balance	$834,690	$135,556	$250,774	$1,221,020

Nine Months Ended September 30, 2017
Allowance for loan losses:
Balance at beginning of period	$7,264	$1,773	$6,398	$15,435
Charge-offs	(9)	(145)	(4,807)	(4,961)
Recoveries	38	5	1,145	1,188
Provision	352	36	3,165	3,553
Ending balance	$7,645	$1,669	$5,901	$15,215

Three Months Ended September 30, 2017
Allowance for loan losses:
Balance at beginning of period	$7,494	$1,752	$6,125	$15,371
Charge-offs	(9)	(115)	(1,608)	(1,732)
Recoveries	7	2	381	390
Provision	153	30	1,003	1,186
Ending balance	$7,645	$1,669	$5,901	$15,215

	Commercial	Residential Mortgages	Consumer	Total
	(Dollars in thousands)
Allowance balance at end of period related to:
Loans individually evaluated for impairment	$40	$6	$1,507	$1,553
Loans collectively evaluated for impairment	7,605	1,663	4,394	13,662
Ending balance	$7,645	$1,669	$5,901	$15,215

Loan balances at end of period:
Loans individually evaluated for impairment	$6,304	$5,876	$1,958	$14,138
Loans collectively evaluated for impairment	803,018	132,257	243,227	1,178,502
Ending balance	$809,322	$138,133	$245,185	$1,192,640

Year Ended December 31, 2017
Allowance for loan losses:
Balance at beginning of year	$7,264	$1,773	$6,398	$15,435
Charge-offs	(172)	(145)	(6,962)	(7,279)
Recoveries	47	6	1,551	1,604
Provision	484	(225)	7,260	7,519
Ending balance	$7,623	$1,409	$8,247	$17,279

Allowance balance at end of year related to:
Loans individually evaluated for impairment	$28	$90	$1,747	$1,865
Loans collectively evaluated for impairment	7,595	1,319	6,500	15,414
Ending balance	$7,623	$1,409	$8,247	$17,279

Loan balances at end of year:
Loans individually evaluated for impairment	$7,094	$5,442	$2,237	$14,773
Loans collectively evaluated for impairment	812,926	133,065	269,116	1,215,107
Ending balance	$820,020	$138,507	$271,353	$1,229,880

Management evaluates all impaired loans for impairment not less than quarterly in conjunction with our calculation and determination of the adequacy of the allowance for loan losses.  As of September 30, 2018, the Bank had 419 impaired loans totaling $14.2 million, with a specific allocation of our allowance for loan losses totaling $1.6 million. There were 27 impaired loans in the commercial loan category totaling $7.6 million, of which 21 loans totaling $7.4 million had adequate collateral securing the carrying value of the loan, resulting in no specific allocation being required. Management’s evaluation of the remaining five commercial loans, totaling a combined $216 thousand, identified the need for $4 thousand in a specific loan loss allocation.

There were 73 impaired loans totaling $4.6 million in the real estate loan category that were evaluated for impairment as of September 30, 2018. Seventy-two impaired loans totaling $4.6 million were collectively evaluated for impairment and a reserve of $1.5 million was allocated for these loans.  The collateral securing one loan was determined to be sufficient to cover the carrying balance of that loan, which totaled $27 thousand.

Generally, consumer loans are considered impaired when they become more than 90 days past due.  There were 319 impaired loans in the consumer loan category as of September 30, 2018, totaling $1.9 million, to which $1.6 million in allowances were allocated. The specific allocation on these consumer loans totaled 83.58% at September 30, 2018, as repayment from most consumer loans is based on support from the borrower’s cash flows and are not secured by collateral.

As of December 31, 2017, the Bank had 348 impaired loans totaling $14.2 million, with a specific allowance allocation totaling $1.9 million. The number of impaired loans in the commercial loan category was 24, totaling $7.1 million, of which 20 loans totaling $6.8 million had adequate collateral securing the carrying value of the loan, resulting in no specific reserves being required.  Management’s evaluation of the remaining four commercial loans, totaling a combined $327 thousand, indicated the need for $28 thousand in a specific allowance allocation.

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

As of December 31, 2017, the Bank had 485 impaired loans totaling $14.8 million with a specific allocation of our allowance for loan losses totaling $1.6 million. There were 19 impaired loans in the commercial loan category totaling $6.3 million, of which 12 loans totaling $5.7 million had adequate collateral securing the carrying value of the loan, resulting in no specific allocation being required. Management’s evaluation of the remaining seven commercial loans, totaling a combined $589 thousand, identified the need for $40 thousand in a specific loan loss allocation.

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

During the process of the Bank’s quarterly assessment of the adequacy of its allowance for loan losses at September 30, 2018, it was determined that an elevated risk in one loan relationship warranted a substantial increase in the allowance, and an appropriate, corresponding provision for loan losses reduced the Bank’s quarterly earnings by $1.0 million. Subsequently, on November 7, 2018, the above mentioned customer announced its intention to file for Chapter 11 bankruptcy. The unsecured loans outstanding to this customer are in the amount of $10.3 million and are currently performing, while the customer maintains $5.4 million in deposits with the Bank. Further, the Bank holds $1.4 million in its allowance for loan losses relative to these loans. The Bank’s management believes that a loss related to these unsecured loans is reasonably possible but not probable and that an estimate of the possible range of loss cannot be made at this time.

Total Cash and Cash Equivalents

Total cash and cash equivalents were $201.8 million and $126.1 million at September 30, 2018, and December 31, 2017, respectively. This balance, which is comprised of cash and due from bank balances and interest-bearing deposits that we maintain at other financial institutions (including the Federal Reserve Bank of San Francisco, but excepting restricted cash), will vary depending on daily cash settlement activities, the amount of highly liquid assets needed based on known events such as the repayment of borrowings and scheduled withdrawals, and actual cash on hand in the Bank’s branches. The decrease in the balance during the period was primarily attributed to a government agency’s transfer of funds from an account with the Bank to an investment account in our Trust Department.

The following table sets forth the composition of our cash and cash equivalent balances at September 30, 2018, and December 31, 2017:

	September 30, 2018	December 31, 2017	Variance
Cash and due from banks	$41,193	$29,033	$12,160
Interest-bearing deposits with financial institutions	160,597	97,094	63,503
Total cash and cash equivalents	$201,790	$126,127	$75,663

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

At September 30, 2018, the carrying value of the investment securities portfolio (excluding ASC Trust Corporation stock and Federal Home Loan Bank stock) totaled $450.4 million, which represents a $100.1 million decrease from the portfolio balance of $550.5 million at December 31, 2017. The table below sets forth the amortized cost and fair value of our investment securities portfolio, with gross unrealized gains and losses, at September 30, 2018, and December 31, 2017:

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$100,476	$-	$(2,295)	$98,181
U.S. government agency pool securities	207,935	2	(1,324)	206,613
U.S. government agency or GSE residential mortgage-backed securities	76,215	-	(3,038)	73,177
Total	$384,626	$2	$(6,657)	$377,971
Securities Held-to-Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$40,878	$-	$(271)	$40,607
U.S. government agency pool securities	10,124	17	(62)	10,079
U.S. government agency or GSE residential mortgage-backed securities	21,383	14	(704)	20,693
Total	$72,385	$31	$(1,037)	$71,379

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$105,407	$-	$(1,380)	$104,027
U.S. government agency pool securities	283,611	51	(1,319)	282,343
U.S. government agency or GSE residential mortgage-backed securities	75,560	-	(1,142)	74,418
Total	$464,578	$51	$(3,841)	$460,788
Securities Held-to-Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$45,178	$505	$(113)	$45,570
U.S. government agency pool securities	11,756	33	(35)	11,754
U.S. government agency or GSE residential mortgage-backed securities	32,743	243	(311)	32,675
Total	$89,677	$781	$(459)	$89,999

At September 30, 2018, and December 31, 2017, investment securities with a carrying value of $333.6 million and $307.3 million, respectively, were pledged to secure various government deposits and other public requirements.

The amortized cost and fair value of investment securities by contractual maturity at September 30, 2018, and December 31, 2017, follows:

	September 30, 2018
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$15	$15	$9,514	$9,451
Due after one but within five years	104,339	102,025	37,594	37,372
Due after five but within ten years	76,606	75,181	15,496	15,186
Due after ten years	203,666	200,750	9,781	9,370
Total	$384,626	$377,971	$72,385	$71,379

	December 31, 2017
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$336	$336	$7,004	$6,978
Due after one but within five years	111,443	110,041	53,451	54,044
Due after five but within ten years	51,861	51,450	18,336	18,262
Due after ten years	300,938	298,961	10,886	10,715
Total	$464,578	$460,788	$89,677	$89,999

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at September 30, 2018, and December 31, 2017:

	September 30, 2018
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
Securities Available for Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$-	$-	$(2,294)	$98,181	$(2,294)	$98,181
U.S. government agency pool securities	(167)	32,679	(1,157)	167,118	(1,324)	199,797
U.S. government agency or GSE residential mortgage-backed securities	(564)	23,125	(2,475)	50,053	(3,039)	73,178
Total	$(731)	$55,804	$(5,926)	$315,352	$(6,657)	$371,156

Securities Held to Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(151)	$29,189	$(120)	$11,418	$(271)	$40,607
U.S. government agency pool securities	(54)	3,509	(8)	2,351	(62)	5,860
U.S. government agency or GSE residential mortgage-backed securities	(58)	7,235	(646)	11,584	(704)	18,819
Total	$(263)	$39,933	$(774)	$25,353	$(1,037)	$65,286

	December 31, 2017
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
Securities Available for Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(273)	$29,582	$(1,107)	$74,445	$(1,380)	$104,027
U.S. government agency pool securities	(241)	91,519	(1,078)	168,164	(1,319)	259,683
U.S. government agency or GSE residential mortgage-backed securities	(321)	35,384	(821)	39,034	(1,142)	74,418
Total	$(835)	$156,485	$(3,006)	$281,643	$(3,841)	$438,128

Securities Held to Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(33)	$4,002	$(80)	$11,946	$(113)	$15,948
U.S. government agency pool securities	(10)	5,422	(25)	3,201	(35)	8,623
U.S. government agency or GSE residential mortgage-backed securities	(101)	8,478	(210)	5,371	(311)	13,849
Total	$(144)	$17,902	$(315)	$20,518	$(459)	$38,420

The Company does not believe that any of the investment securities that were in an unrealized loss position as of September 30, 2018, which included a total of 163 securities, were other-than-temporarily impaired. Specifically, the 163 securities are comprised of the following: 87 Small Business Administration (“SBA”) Pool securities, 19 mortgage-backed securities issued by the Government National Mortgage Association (GNMA), 27 mortgage-backed securities, 1 agency security issued by the Federal National Mortgage Association (FNMA), 16 U.S. Treasury securities, 7 agency securities issued by the Federal Home Loan Bank (FHLB), 4 mortgage-backed securities and 1 step up bond issued by the Federal Home Loan Mortgage Corporation (FHLMC), and 1 agency security issued by the Federal Farm Credit Banks (FFCB).

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

Deposits

At September 30, 2018, total deposit liabilities decreased by $42.9 million, to $1.77 billion, as compared to $1.82 billion in total deposits at December 31, 2017. Interest-bearing deposits decreased by $104.2 million, to $1.20 billion at September 30, 2018, down from $1.31 billion at December 31, 2017, while non-interest bearing deposits increased by $61.3 million, to $569.4 million at September 30, 2018, from $508.1 million at December 31, 2017. The 2.4% decrease in total deposits was primarily due to the transfer of funds by some large depositors, including government agencies, from Bank depository accounts into investments through our Trust Department.

The following table sets forth the composition of our interest-bearing deposit portfolio with the balances and average interest rates at September 30, 2018 and December 31, 2017, respectively:

	September 30, 2018		December 31, 2017
	Balance	Average rate	Balance	Average rate
Interest-bearing checking accounts	$255,758	0.12%	$288,977	0.11%
Money market and savings accounts	916,122	0.18%	978,646	0.18%
Certificates of deposit	31,930	0.35%	40,360	0.33%
Total interest-bearing deposits	$1,203,810	0.17%	$1,307,983	0.17%

As mentioned earlier, the Bank has expanded its operations and its branch network since it first opened in 1972, first in Guam, then in the other islands of our region and in San Francisco, California. As time has passed, the Bank has gathered market share in each of the islands. In recent years, in order to diversify its geographic market, the Bank has increased its focus on growth in the California region. The following table provides figures for deposits in the Bank’s administrative regions for at December 31, 2016 and 2017, and at September 30, 2018:

	December 31,		September 30,
	2016	2017	2018
Guam	$975,526	$936,237	$938,324
Commonwealth of the Northern Mariana Islands	$319,895	$343,149	$345,946
The Freely Associated States of Micronesia *	$431,865	$491,276	$444,562
California	$51,384	$45,470	$44,388
Total	$1,778,670	$1,816,132	$1,773,220

*	The Freely Associated States (FAS) are comprised of the Federated States of Micronesia (Chuuk, Kosrae, Pohnpei and Yap), the Republic of Palau and the Republic of the Marshall Islands.

During the nine months ended September 30, 2018, the Bank’s deposits decreased by $42.9 million, or 2.4%, while in the full year of 2017, deposits increased by a total of $37.5 million. Our branches in Guam experienced an increase of $2.1 million in deposits during the nine months ended September 30, 2018, while the deposits in our branches in the CNMI grew by $2.8 million. Deposits in our FAS branches decreased by $46.7 million, while our California region deposits decreased by $1.1 million during the same time period.

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

At September 30, 2018, and at December 31, 2017, the Company had no short-term borrowings.

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

At September 30, 2018, our liquid assets, which include cash and due from banks, interest-earning deposits with financial institutions (excluding restricted cash), and investment securities available-for-sale totaled $579.8 million, down $7.2 million from $586.9 million at December 31, 2017. This decrease is comprised of the $82.8 million decline in investment securities available-for-sale, partially offset by the increases of $63.5 million in interest bearing deposits in banks and $12.2 million in cash and due from banks.

Contractual Obligations

The Bank utilizes facilities, equipment and land under various operating leases with terms, including renewal options, ranging from 1 to 99 years. Some of these leases include scheduled rent increases. The total amount of the rent is being debited to expense on the straight-line method over the lease terms in accordance with ASU Topic 840 “Leases”. The Bank has recorded a deferred obligation of $1.0 million and $988 thousand as of September 30, 2018, and December 31, 2017, respectively, which has been included within other liabilities to reflect the excess of rent expense over cash paid on the leases.

At September 30, 2018, annual lease commitments under the above non-cancelable operating leases were as follows:

Years ending December 31,
2018	$585
2019	2,346
2020	2,344
2021	2,136
2022 and thereafter	21,735
Total lease commitments	$29,146

The Bank leases certain facilities from two separate entities in which two of its directors have separate ownership interests. Lease payments made to these entities during the nine months ended September 30, 2018 and 2017, approximated $233 thousand and $280 thousand, respectively. During the three months ended September 30, 2018 and 2017, lease payments made to these entities approximated to $58 thousand and $90 thousand, respectively.

Additionally, the Bank leases office space to third parties, with original lease terms ranging from 3 to 5 years with option periods ranging up to 15 years. At September 30, 2018, minimum future rents to be received under non-cancelable operating sublease agreements were $10 thousand, $38 thousand, and $26 thousand for the periods ending December 31, 2018, 2019 and 2020, respectively.

A summary of rental activities for the three and nine months ended September 30, 2018 and 2017, respectively, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Rent expense	$758	$713	$2,257	$2,086
Less: sublease rentals	45	44	140	176
Net rent expense	$713	$669	$2,117	$1,910

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

A summary of financial instruments with off-balance-sheet risk at September 30, 2018, and December 31, 2017, is as follows:

	September 30, 2018	December 31, 2017
Commitments to extend credit	$137,726	$159,767

Letters of credit:
Standby letters of credit	$54,984	$54,707
Commercial letters of credit	3,869	2,601
Total	$58,853	$57,308

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

The Bank considers its standby and commercial letters of credit to be guarantees. At September 30, 2018, the maximum undiscounted future payments that the Bank could be required to make was $58.9 million. Almost all of these arrangements mature within one year. The Bank generally has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized; however, several that are extended to the Bank’s most creditworthy customers are unsecured. The Bank has recorded $27 thousand in reserve liabilities associated with commitments to extend credit and letters of credit at September 30, 2018.

Mortgage loans serviced for others are not included in the accompanying condensed consolidated statements of financial condition. The unpaid principal balances of mortgage loans serviced for others were $198.5 million and $205.5 million at September 30, 2018, and December 31, 2017, respectively. At September 30, 2018, and December 31, 2017, the Bank recorded mortgage servicing rights at their fair value of $1.8 million, and $1.9 million.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital and Common Equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of September 30, 2018, and December 31, 2017, the Bank met all capital adequacy requirements to which it is subject.

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

As of September 30, 2018, the Bank’s capital ratios each exceeded the Federal Deposit Insurance Corporation’s well capitalized standards under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There have been no conditions or events since the FDIC notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of September 30, 2018, and December 31, 2017, are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2018:
Total capital (to Risk Weighted Assets)	$162,056	13.397%	$119,449	9.875%	$120,961	10.000%
Tier 1 capital (to Risk Weighted Assets)	$146,871	12.142%	$95,257	7.875%	$96,769	8.000%
Tier 1 capital (to Average Assets)	$146,871	7.745%	$75,857	4.000%	$94,821	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$141,871	11.729%	$77,113	6.375%	$78,625	6.500%

At December 31, 2017:
Total capital (to Risk Weighted Assets)	$151,699	12.490%	$112,347	9.250%	$121,456	10.000%
Tier 1 capital (to Risk Weighted Assets)	$136,521	11.240%	$88,056	7.250%	$97,165	8.000%
Tier 1 capital (to Average Assets)	$136,521	6.968%	$78,373	4.000%	$97,967	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$131,521	10.829%	$69,837	5.750%	$78,946	6.500%

The Company’s required and actual capital amounts and ratios as of September 30, 2018, and December 31, 2017, were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2018:
Total capital (to Risk Weighted Assets)	$166,068	13.680%	$119,876	9.875%	$121,394	10.000%
Tier 1 capital (to Risk Weighted Assets)	$150,842	12.426%	$95,597	7.875%	$97,115	8.000%
Tier 1 capital (to Average Assets)	$150,842	7.940%	$75,986	4.000%	$94,983	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$141,059	11.620%	$77,388	6.375%	$78,906	6.500%

At December 31, 2017:
Total capital (to Risk Weighted Assets)	$156,300	12.834%	$112,648	9.250%	$121,781	10.000%
Tier 1 capital (to Risk Weighted Assets)	$141,052	11.582%	$88,291	7.250%	$97,425	8.000%
Tier 1 capital (to Average Assets)	$141,052	7.187%	$78,504	4.000%	$98,130	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$131,269	10.779%	$70,024	5.750%	$79,158	6.500%

Since the formation of BankGuam Holding Company in 2011, our assets have grown by 75.4% ($831.7 million), while our stockholders’ equity has grown by 64.7% ($57.4 million, including $44.4 million in retained earnings). The difference between these growth rates has challenged our ability to maintain our historically strong capital ratios.

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

The rapid advances in computing and telecommunications technology over the past several decades have brought with them increasingly sophisticated methods of delivering financial services through electronic channels. Along with these advances, though, have come risks regarding the integrity and privacy of data, and these risks apply to banking, perhaps more than any other industry, falling into the general classification of cybersecurity. The Bank has made substantial investments in multiple systems to ensure both the integrity of its data and the protection of the privacy of its customers’ personal financial and identity information. While it is not possible for anyone to give an absolute guarantee that data will not be compromised, the Bank continually strives to improve its systems to provide a reasonable assurance that the financial and personal data that it holds are secure.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to the following material weaknesses that were previously identified in our Annual Report on Form 10-K for the year ended December 31, 2017:

•

The Company has established formal internal controls to ensure that contracts are reviewed for accounting implications, properly communicated to the appropriate personnel and continually monitored; and

•

The Company’s Information Security Officer monitors reports of the production environment to identify authorized and unauthorized usage, as well as employee access to key financial applications. This activity is now reviewed against supporting documentation to ensure that all changes are authorized, and that all privileged user accounts are adequately monitored. These systems continue to be tested.

We are making progress in remediating these material weaknesses, including the monitoring of contracts for the department that was affected by the first material weakness and, as to the second, the Information Security Officer is reviewing all changes made by all privileged user accounts to the production environment against supporting documents to ensure that all such changes are authorized.

We believe the remediation measures will strengthen our internal control over financial reporting and remediate the material weaknesses identified. However, as we are still assessing the design and operational effectiveness of these measures, the identified material weaknesses have not been fully remediated as of September 30, 2018. We will continue to monitor the effectiveness of these remediation measures and will make any adjustments and take such other actions as are appropriate.

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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Statements of Financial Condition as of September 30, 2018, and December 31, 2017, (ii) Unaudited Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2018 and 2017, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2018 and 2017, and (v) Notes to Unaudited Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, BankGuam Holding Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANKGUAM HOLDING COMPANY

Date: November 9, 2018	By:	/s/ JOAQUIN P.L.G. COOK
Joaquin P.L.G. Cook, Interim President and Chief Executive Officer

Date: November 9, 2018	By:	/s/ FRANCISCO M. ATALIG
Francisco M. Atalig, Senior Vice President and Chief Financial Officer