Form 10-K
period 2018-12-31
BankGuam Holding Co
filed 2019-03-15
CIK 1527383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $54,604,681 based on the number of shares held by non-affiliates of the registrant as of June 30, 2018, and based on the closing sale price of common stock on June 29, 2018, which is the last business day of the registrant’s most recently completed second fiscal quarter. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Number of shares of common stock outstanding as of March 15, 2019: 9,647,819.

BANKGUAM HOLDING COMPANY

FORM 10-K

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

2.01	Agreement and Plan of Reorganization and Merger dated October 29, 2010 between BankGuam Holding Company and Bank of Guam	8-K (File No. 000-54483)	2.01	August 16, 2011
3.01	Second Amended and Restated Articles of Incorporation of BankGuam Holding Company (including Certificate of Designation of 5.50% Fixed Rate/Floating Rate Noncumulative Preferred Stock, Series A, of BankGuam Holding Company)	8-K (File No. 000-54483)	3.1	August 26, 2016
3.02	First Amended By-Laws of BankGuam Holding Company	10-Q (File No. 000-54483)	3.03	November 13, 2012
9.01	Voting Trust Agreement dated November 29, 2013 between certain shareholders of BankGuam Holding Company and Lourdes A. Leon Guerrero, as Trustee	10-K (File No. 000-54483)	9.02	March 17, 2014
10.01	Stock Purchase Agreement dated May 27, 2016 between David J. John and BankGuam Holding Company	8-K (File No. 000-54483)	10.01	January 17, 2017
10.02*	Employment Agreement dated January 11, 2017 between Bank of Guam and Francisco M. Atalig	8-K (File No. 000-54483)	10.07	January 17, 2017
10.03*	Exhibits A and B to the Employment Agreement dated January 11, 2017 between Bank of Guam and Francisco M. Atalig	8-K/A (File No. 000-54483)	10.07	January 20, 2017
10.04*	Employment Agreement dated May 1, 2013 between Bank of Guam and Lourdes A. Leon Guerrero	10-K (File No. 000-54483)	10.01	March 17, 2014
10.05*	Agreement to Extend Employment Agreement dated December 29, 2017 between Lourdes A. Leon Guerrero and Bank of Guam	8-K (File No. 000-54483)	10.1	January 4, 2018
10.06*	Second Agreement to Extend Employment Agreement dated March 26, 2018 between Lourdes A. Leon Guerrero and Bank of Guam	10-K (File No. 000-54483)	10.06	June 29, 2018
10.07*	Employment Agreement dated June 27, 2013 between Bank of Guam and William D. Leon Guerrero	10-K (File No. 000-54483)	10.02	March 17, 2014
10.08*	Agreement to Extend Employment Agreement dated May 29, 2018 between William D. Leon Guerrero and Bank of Guam	10-K (File No. 000-54483)	10.08	June 29, 2018
10.09*	BankGuam Holding Company 2011 Amended and Restated Employee Stock Purchase Plan	S-8 (File No. 333-182615)	99.1	July 11, 2012
10.10*	BankGuam Holding Company Stock Service Award Plan	S-8 (File No. 333-196854)	99.1	June 18, 2014
10.11	Form of Private Placement Subscription Agreement	8-K (File No. 000-54483)	10.1	September 21, 2016

21.01	List of Significant Subsidiaries of the Company	S-1 (File No. 333-220357)	21.01	September 6, 2017
23.01	Consent of Independent Registered Public Accounting Firm				X
31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Joaquin P.L.G. Cook				X
31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Francisco M. Atalig				X
32.01	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act				X

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of December 31, 2018 and 2017, (ii) Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the years ended  December 31, 2018, 2017 and 2016; (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2018, 2017 and 2016; (v) Consolidated Statements of Cash Flows for the years ended  December 31, 2018, 2017 and 2016 ; and (vi) Notes to Consolidated Financial Statements

X

* Management contract or compensatory plan or arrangement.

Signatures	55

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

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may be preceded by, followed by or include the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “is designed to” and similar expressions. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about our business that could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” included elsewhere in this Annual Report and as may be updated in filings we make from time to time with the U.S. Securities and Exchange Commission (“SEC”), including our Quarterly Reports on Form 10-Q to be filed by us in our fiscal year ending December 31, 2019. We have no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or risks, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. New information, future events or risks could cause the forward-looking events we discuss in this Annual Report not to occur. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Annual Report.

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

In May 2016, the Company entered into a Stock Purchase Agreement to acquire 25% of ASC Trust Corporation, a Guam trust company. In July 2016, subsequent to the approval of the Federal Reserve Bank of San Francisco in June 2016, the purchase was executed. The Company borrowed $3.5 million in the form of subordinated debt in connection with the purchase to finance the transaction. The Agreement provides for the acquisition of an additional 20% of the stock of ASC Trust Corporation in April 2019, which has been revised to July 2019, and another 25% in April 2021, with both future purchases subject to regulatory approval. The Stock Purchase Agreement contains customary warranties, representations and indemnification provisions.

Other than holding the shares of the Bank, BGIS and ASC Trust Corporation, the Company conducts no significant activities, although it is authorized, with the prior approval of its principal regulator, the Board of Governors of the Federal Reserve System, to engage in a variety of activities related to the business of banking. Currently, substantially all of the Company’s operations are conducted and substantially all of its assets are owned by the Bank, which accounts for substantially all of its consolidated revenues, expenses and operating income. BGIS is a registered investment company, primarily involved in providing investment advisory services and trading securities for its customers. ASC Trust Corporation is primarily involved in administering 401(k) retirement plans and other employee benefit programs for its customers.

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

Competition

Banking and the financial services industry in Guam are highly competitive. The market is dominated by the Bank, two of Hawaii’s largest banks and two locally-organized federal credit unions. Also, as a result of the U.S. military presence as a longtime employer, military credit unions have physical branches at the island’s main military facilities and in the civilian community. The Bank’s presence in the remaining areas of the western Pacific is less competitive, and in many cases the Bank remains the dominant financial services organization in the islands. In the San Francisco Bay area, where the Bank has had a branch office since 1983, the Bank’s California division primarily focuses its lending efforts on owner-occupied commercial real estate and commercial investor properties. The division provides financing to hotels, gasoline service stations, apartments, office and retail space, and residential care homes for the elderly and disabled, and also works closely with selected banks in loan participations. Framing this environment is the increasingly competitive setting as a result of regulatory, technological and product delivery systems changes.

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

Employees

At December 31, 2018, the Bank had 623.5 full-time equivalent employees (FTEs), an increase from 617.5 FTEs a year earlier. The Bank’s employees are not represented by any union or collective bargaining agreement, and the Bank believes its employee relations are good.

Supervision and Regulation

Recent Developments

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) of 2010 significantly changed the U.S. bank regulatory structure and affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act required various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies were given significant discretion in drafting the implementing rules and regulations. Although many of the final rules and regulations called for by the Dodd-Frank Act have been adopted, the implementation of some of those rules and regulations is in its early stages, and rulemaking has not yet become final for certain Dodd-Frank Act provisions. On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “EGRRCPA”) amended provisions in the Dodd-Frank Act as well as certain other statutes administered by the federal bank agencies. We continue to monitor and implement rules and regulations of the Dodd-Frank Act and the EGRRCPA as they are adopted and modified, and to evaluate their application to our business.

Among other things, the Dodd-Frank Act requires the federal banking agencies to establish minimum leverage and risk-based capital requirements for insured banks and their holding companies. The federal banking agencies issued a joint final rule, or the ‘‘Final Capital Rule,’’ that implements the Basel III capital standards and establishes the minimum capital levels required under the Dodd-Frank Act. We commenced compliance with the Final Capital Rule on January 1, 2015, we have been in compliance with that Rule throughout 2018, and we expect to continue to be in full compliance with the increasingly stringent capital requirements that it will phase in through 2019. The Final Capital Rule establishes a minimum common equity Tier 1 capital ratio of 6.5% of risk-weighted assets for a ‘‘well-capitalized’’ institution and increases the minimum Tier 1 risk-based capital ratio for a ‘‘well-capitalized’’ institution from 6.0% to 8.0%. Additionally, the Final Capital Rule requires an institution to maintain a 2.5% common equity Tier 1 capital conservation buffer over the 6.5% minimum risk-based capital requirement to avoid restrictions on the ability to pay dividends, discretionary bonuses, and engage in share repurchases. The Final Capital Rule also increases the required capital for certain categories of assets, including high-volatility construction real estate loans, but retains the current capital treatment of residential mortgages. Under the Final Capital Rule, we made the election to exclude unrealized gains and losses from the calculation of our regulatory capital. Implementation of these standards, or any other new regulations, may adversely affect our ability to pay dividends, or require us to reduce business levels or raise capital, including in ways that may adversely affect our results of operations or financial condition.

In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (the standards are commonly referred to as “Basel IV”). Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card lines of credit) and provide a new standardized approach for operational risk capital. Under the proposed framework, these standards will generally be effective on January 1, 2022, with an aggregate output floor phasing-in through January 1, 2027. Under the current capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Company. The impact of Basel IV on the Company and the Bank will depend on the manner in which it is implemented by the federal bank regulatory agencies.

On August 28, 2018, the Federal Reserve Board issued an interim final rule required by the EGRRCPA that expands the applicability of the Federal Reserve Board’s small bank holding company policy statement (the “SBHC Policy Statement”) to bank holding companies with total consolidated assets of less than $3 billion (up from the prior $1 billion threshold). Under the SBHC Policy Statement, qualifying bank holding companies have additional flexibility in the amount of debt they can issue and are also exempt from the Basel III capital standards (subsidiary depository institutions of qualifying bank holding companies are still subject to capital requirements). The Company currently has less than $3 billion in total consolidated assets and would likely qualify under the revised SBHC Policy Statement. However, the Company does not currently intend to issue a material amount of debt or take any other action that would cause its capital ratios to fall below the minimum ratios required by the Basel III capital standards.

On November 21, 2018, the federal banking agencies jointly issued a proposed rule required by the EGRRCPA that would permit qualifying banks and bank holding companies that have less than $10 billion in consolidated assets to elect to be subject to a 9% leverage ratio that would be applied using less complex leverage calculations (commonly referred to as the community bank leverage ratio or “CBLR”). Under the proposed rule, banks and bank holding companies that opt into the CBLR framework and maintain a CBLR of greater than 9% would not be subject to other risk-based and leverage capital requirements under the Basel III Capital Rules and would be deemed to have met the well capitalized ratio requirements under the “prompt corrective action” framework. The rule is in proposed form so the content and scope of the final rule, and its impact on the Company and the Bank (if any), cannot be determined. Consequently, the Company and the Bank cannot yet determine whether they intend to opt into the CBLR framework.

It is difficult to predict at this time what other specific impacts the Dodd-Frank Act and the remaining, yet-to-be-written implementing rules and regulations will have on community banks. However, compliance with the EGRRCPA, the Dodd-Frank Act and its implementing rules and regulations has resulted in, and is expected to continue to result in, increased operating and compliance costs.

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

Federal Reserve Board regulations require bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. Under these regulations, the holding company is expected to commit resources to support its bank subsidiary, including at times when the holding company may not be in a financial position to provide such support. Bank holding companies must also maintain the financial flexibility and capital raising capacity to obtain additional resources for assisting their subsidiary bank. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary bank will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice, a violation of the Federal Reserve Board’s regulations, or both.

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

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Des Moines. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its members. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. As an FHLB member, the Bank is required to own a certain amount of capital stock in the FHLB. At December 31, 2018, the Bank was in compliance with the FHLB’s stock ownership requirement.

Regulatory Capital Guidelines. The federal banking agencies have established minimum capital standards known as risk-based capital guidelines. These guidelines are intended to provide measures of capitalization that reflect the degree of risk associated with a bank’s operations. The risk-based capital guidelines include both a definition of capital and a framework for calculating the amount of capital that must be maintained against a bank’s assets and off-balance sheet items. The amount of capital required to be maintained is based upon the credit risks associated with the various types and quality of a bank’s assets and off-balance sheet items. A bank’s assets and off-balance sheet items are classified under several risk categories, with each category assigned a particular risk weighting from 0% to 150%. The Bank’s Tier 1 capital consists of its capital stock, capital surplus, treasury stock, undivided earnings and the cumulative effect of the FDIC’s adjustment of our intangible assets. Our Tier 2 capital adds to Tier 1 the allowed portion of our reserves for possible loan losses. The inclusion of Tier 2 capital as qualifying capital for regulatory purposes is subject to certain other requirements and limitations of the federal banking agencies. The federal regulators require a minimum ratio of total qualifying capital to risk-adjusted assets of 9.875%, a minimum ratio of Tier 1 capital to risk-adjusted assets of 7.875%, a minimum amount of Tier 1 capital to total assets (referred to as the “leverage ratio”) of 4% and a minimum ratio of Common Equity Tier 1 Capital to risk-adjusted assets of 6.375%. As of December 31, 2018, the Company’s capital levels met all minimum regulatory requirements and the Bank was considered “well capitalized” under the regulatory framework for prompt corrective action described below. There is no condition or event since December 31, 2018, that management believes has changed the Company’s or the Bank’s capitalization category.

As described above, on November 21, 2018, the federal banking agencies jointly issued a proposed rule required by the EGRRCPA that would permit qualifying banks and bank holding companies that have less than $10 billion in consolidated assets to elect to opt into the CBLR framework. Banks opting into the CBLR framework and maintaining a CBLR of greater than 9% would be deemed to have met the well capitalized ratio requirements under the "prompt corrective action" framework. The rule is in proposed form so the content and scope of the final rule, and its impact on the Company and the Bank (if any), cannot be determined. Consequently, the Company and the Bank cannot yet determine whether they intend to opt into the CBLR framework.

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

•

“adequately capitalized” if it has a total risk-based capital ratio of 9.875% or more, a Tier 1 risk-based capital ratio of 7.875% or more, a leverage capital ratio of 4.0% or more, and a Common Equity Tier 1 risk-based capital ratio of 6.375% or more, each excepting the leverage ratio including the 1.875% capital buffer required during 2018, and does not meet the definition of “well capitalized”;

•

“undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 6.0%, a leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), or a Common Equity Tier 1 risk-based capital ratio that is less than 4.5%;

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

The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the FDIC is required to set the reserve ratio for the DIF annually at no less than 1.35% of estimated insured deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis.

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

Available Information

The Company makes available free of charge through the Bank’s website (www.bankofguam.com) the Company’s Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports. The Company makes these reports available on the Bank’s website as soon as reasonably practicable after we electronically file such material with, or otherwise furnish it to, the SEC. The information posted on our website is not incorporated by reference into this Annual Report. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

The United States economy continues to recover from a downturn that started in 2007, but business activity and growth across industries and regions have not yet been fully restored. There are indications that the recovery is accelerating, and the decisions of the Federal Open Market Committee, which guides current monetary policy actions on behalf of the Federal Reserve System in carrying out its broader monetary policies, to raise its target interest rate on March 21, June 13, September 26 and December 19, 2018, expressed its confidence in the sustainability of recent economic growth in the United States. Consumer spending, liquidity and availability of credit are all improving, and the unemployment rate, which has fallen by more than half since October 2009, reached what many consider to be a full-employment level nationally. The unemployment rate in our California region is low, but has been persistently high in the island markets we serve.

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

The Dodd-Frank Act prohibits new trust preferred issuances from counting as Tier 1 capital. These restrictions limit our future capital strategies. Although neither the Bank nor the Company use derivative transactions, the Dodd-Frank Act also increases regulation of derivatives and hedging transactions, which could limit our ability in the future to enter into, or increase the costs associated with, interest rate and other hedging transactions. Although certain provisions of the Dodd-Frank Act, such as direct supervision by the Bureau, will not apply to banking organizations with less than $10 billion of assets, such as the Company, the changes resulting from the legislation will impact our business nonetheless. These and future changes may have a material, adverse effect on our business, our financial condition and the results of our operations. As discussed above, the EGRRCPA adopted in 2018 amended certain provisions of the Dodd-Frank Act as well as certain other statutes administered by the federal bank regulatory agencies. No other significant banking or bank holding company regulations were implemented during 2018.

On December 22, 2017, the Tax Cuts and Jobs Act (“the Act”) was signed into law. Most of the changes made to the Internal Revenue Code by the Act became effective January 1, 2018, and therefore had no effect on the profitability, financial condition or operations of the Company or the Bank during the year ended December 31, 2017. However, the lowering of the maximum corporate income tax rate from 35% to 21% required a revaluation of the Company’s deferred tax asset during the 2017 tax year, which resulted in a one-time negative effect on our profitability and our financial condition. During the year ended December 31, 2018, the Act had a substantial effect on the Company’s and the Bank’s net income after income taxes, primarily due to the reduction in the effective corporate income tax rate.

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

In April 2009, the FDIC revised its risk-based assessment system. The changes to the system involve adjustments to the risk-based calculation of an institution’s unsecured debt, secured liabilities and brokered deposits. Depending on any future losses that the FDIC Deposit Insurance Fund may suffer due to failed institutions, there can be no assurance that there will not be additional premium increases in order to replenish the Fund, but the rate of bank failures has diminished over the past four years, returning to historical norms. Our FDIC deposit insurance expense for the year ended December 31, 2018, was $1.3 million.

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

A downturn in our real estate markets could adversely affect our business because many of our loans are secured by real estate. Real estate lending (including commercial and construction) is a large portion of our loan portfolio. At December 31, 2018, approximately $741.2 million, or 59.8% of our loan portfolio, was secured by various forms of real estate, including residential and commercial real estate. The real estate securing our loan portfolio is concentrated in Guam and San Francisco. From time to time, there have been adverse developments affecting real estate values in one or more of our markets, and the market value of real estate can fluctuate significantly in a short period of time as a result of changing market conditions. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies, and acts of nature, such as earthquakes and typhoons. Additionally, commercial real estate lending typically involves larger loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. If real estate values decline, the value of the collateral securing some of our loans could be significantly reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished, and we would be more likely to suffer losses on defaulted loans.

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

Each calendar quarter, management conducts an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. For additional information on the effectiveness of our internal controls over financial reporting, see Part II. Item 9A. “Controls and Procedures” in this Annual Report on Form 10-K.

Our performance depends on attracting and retaining key employees and skilled personnel to operate our business effectively, and the loss of one or more of those key personnel may materially and adversely affect our prospects.

Our success is dependent on our ability to recruit and retain qualified, skilled management, loan origination, finance, administrative, marketing and technical personnel to operate our business effectively. Competition for qualified employees and personnel in the banking industry is intense, and there is a limited number of persons with knowledge of, and experience in, the community banking industry in the markets we serve. In particular, our success has been and continues to be highly dependent upon the abilities of key executives, including our Chief Executive Officer, our Chief Operating Officer, our Chief Financial Officer, and certain other key employees. Failure to maintain adequate staffing in key positions could adversely impact our operations and our ability to compete. We have implemented a succession plan to help mitigate this risk, including the appointment of two Executive Vice Presidents who will ultimately assume critical executive level positions.

As previously reported, our former Chief Executive Officer and President, Lourdes A. Leon Guerrero, resigned effective December 31, 2018, in advance of her inauguration as the Governor of Guam. Joaquin P.L.G. Cook, the Company’s and Bank’s Executive Vice President and Chief Sales & Service Officer, is serving as the Company’s and Bank’s Interim Chief Executive Officer and President until the Company identifies a successor for Ms. Leon Guerrero.

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

We strive to carefully manage and monitor credit quality and to identify deteriorating loans, and adjust the allowance for loan losses accordingly. However, because future events are uncertain and because we may not successfully identify all deteriorating loans in a timely manner, there may be loans that deteriorate in an accelerated time frame. As a result, future additions to the allowance may be necessary. Further, because the loan portfolio contains some commercial real estate, construction, and land development loans with relatively large balances, deterioration in the credit quality of one or more of these loans may require a significant increase to the allowance for loan losses. Future additions to the allowance may also be required due to changes in the financial condition of borrowers, such as changes resulting from potentially worsening economic conditions, or as a result of incorrect assumptions by management in determining the allowance for loan losses. As discussed in Note 20 to our Consolidated Financial Statements included in this Annual Report on Form 10-K, at January 16, 2019, one large commercial loan customer with an outstanding relationship of $10.1 million in unsecured loans sought bankruptcy protection in order to reorganize under Chapter 11 of Title 11 of the United States Code.  The Bank retains the right of offset against a minimum of $4.7 million in the customer’s depository accounts, and has made a specific allowance for loan losses of $5.2 million at December 31, 2018.

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

At December 31, 2018, nonperforming loans were 0.57% of the total loan portfolio, and 0.37% of total assets, as compared to 0.66% and 0.41% at December 31, 2017, respectively, indicating a decreased level of risk. Nonperforming assets adversely affect our earnings in various ways. Depending upon economic and market conditions, we may incur losses relating to an increase in nonperforming assets. We do not record interest income on non-accrual loans or other real estate owned, thereby adversely affecting our income, and increasing our loan administration costs. Upon foreclosure or similar proceedings, we record the foreclosed asset at the fair value of the asset, reduced by estimated selling costs, which may result in a loss. An increase in the level of nonperforming assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the increased risk profile. While we reduce problem assets through collection efforts, asset sales, workouts, restructurings and otherwise, decreases in the value of the underlying collateral or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, our results of operations and our financial condition.

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

For the year ended December 31, 2018, we recorded a $12.9 million provision for loan losses, charged off $8.2 million of loans, and recovered $1.8 million of loans previously charged off. At December 31, 2018, we had $741.2 million in commercial and residential real estate loans and construction loans, of which $11.8 million was on non-accrual. Commercial real estate loans comprise 17.1% of our nonperforming assets, while residential mortgage loans comprise 41.3%. Deterioration in the real estate market in Guam, San Francisco and/or the Commonwealth of the Northern Mariana Islands could affect the ability of our loan customers to service their debt, which could result in additional loan charge-offs and provisions for loan losses in the future, and could have a material adverse effect on our financial condition, results of operations and capital.

A large commercial loan borrower that filed for bankruptcy on January 16, 2019, was evaluated under ASC 450 – “Contingencies”. The Bank holds $4.7 million in deposits for which the Court has approved a right of offset against the borrower’s loans. The Bank also has assigned a specific allowance of $5.2 million to the outstanding debt. The outstanding loans under bankruptcy have been classified as substandard, but are still accruing interest and the scheduled payments on the loans remain current.

Our business is subject to interest rate risk, and variations in interest rates may negatively affect our financial performance.

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

Our profitability depends in part on our success in attracting and retaining a stable base of low-cost deposits. At December 31, 2018, 31.1% of our deposit base was comprised of non-interest bearing deposits, and the average rate on our interest-bearing deposits during 2018 was 0.17%. While we generally do not believe these core deposits are very sensitive to interest rate fluctuations, the competition for these deposits in our markets is strong. If we were to lose a significant portion of our low-cost deposits, it could negatively impact our liquidity and profitability.

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

Compliance with the Dodd-Frank Act has increased our regulatory compliance burdens, may increase our operating costs and may adversely impact our earnings or capital ratios, or both.

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

The Dodd-Frank Act created the CFPB, a new regulatory entity with broad powers to supervise and enforce consumer protection laws. The CFPB has extensive rulemaking authority for a wide range of consumer protection laws that apply to banks and other types of lenders, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. It also has examination and enforcement authority over all banks with more than $10 billion in assets. Institutions with less than $10 billion in assets, like the Bank, are examined for compliance with consumer protection laws by their primary bank regulators, but these regulators defer to the CFPB’s rules and interpretations in evaluating a bank’s compliance with consumer protection laws. Therefore, although the CFPB does not directly supervise us, the actions of the CFPB significantly impact our operations.

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

We may need to raise additional capital in the future, and such capital may not be available when needed or at all.

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

Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and tax basis of assets and liabilities computed using enacted tax rates. If we determine that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we are required under generally accepted accounting principles to establish a full or partial valuation allowance. If we determine that a valuation allowance is necessary, we are required to incur a charge to operations. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our net deferred tax asset will be realized. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. At December 31, 2018, we had a net deferred tax asset of $6.9 million. For the year ended December 31, 2018, we established a partial valuation allowance of $2.2 million to reduce the net deferred tax asset of $9.1 million because, in management’s opinion, it is more likely than not that only the remaining $6.9 million will be realized. If we were to determine at some point in the future that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we would be required, under generally accepted accounting principles, to establish a full or increase any partial valuation allowance, which would require us to incur a charge to operations for the period in which the determination was made. Such an increase in the valuation allowance was made in the year ending December 31, 2017, due to the passage of the Tax Cuts and Jobs Act into law on December 22, 2017, which, among other things, reduced the maximum corporate income tax rate from 35% to 21%.  The deferred tax asset valuation allowance at December 31, 2018, was increased by $215 thousand, as compared to a decrease of $1.2 million at December 31, 2017.

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

In recent years, there have been numerous highly publicized breaches of customer databases maintained by both public and private entities, often compromising personally identifiable information. These breaches increase the risk that compromised information may be used to fraudulently obtain financial services. The Bank has established systems to mitigate the possibility that some compromised information could be used fraudulently to open deposit and/or loan accounts.  Despite all reasonable efforts, though, we are unable to be absolutely certain that the risk of that form of fraud is entirely eliminated.

Further, some of these third party data breaches have compromised credit card information, creating an opportunity to defraud the Bank and its credit card customers by initiating fraudulent charges using the compromised card information. Under current law, the Bank retains potential liabilities associated with those fraudulent charges. Also, when it is known that a credit card has been compromised, the Bank incurs costs in replacing the card. As a result, a third-party network security breach could have a material adverse effect on our financial condition and the results of our operations.

Managing operational risk is important to attracting and maintaining customers, investors and employees.

Operational risk represents the risk of loss resulting from our operations, including but not limited to, the risk of fraud by employees or persons outside the Bank, the execution of unauthorized transactions by employees, transaction processing errors and breaches of the internal control system, and failure to effectively meet compliance requirements. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation, and customer attrition due to potential negative publicity. Operational risk is inherent in all business activities, and the management of this risk is important to the achievement of our business objectives. In the event of a breakdown in our internal control system, improper operation of systems or improper employee actions, we could suffer financial loss, face regulatory action and suffer damage to our reputation. We have a stringent code of ethics and attendant procedures in place to protect our reputation and promote ethical conduct, but these policies and procedures might not be fully effective. Negative publicity regarding our business, employees, or customers, with or without merit, may result in the loss of customers, investors and employees, costly litigation, a decline in revenues and increased regulatory oversight.

Severe weather, natural disasters, acts of war or terrorism, and other external events could significantly impact our business.

Severe weather, natural disasters, acts of war or terrorism, and other adverse external events or conditions have the potential to significantly impact our ability to conduct business. Such events or conditions could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. For example, our primary market areas in Guam and the Commonwealth of the Northern Mariana Islands (the “CNMI”) are subject to typhoons, earthquakes and wildland fires, and our California region is subject to earthquakes and wildland fires. All of the islands in our market are at risk from more frequent and more intense storms, coastal flooding and coastal erosion related to climate change. Operations in our market could be disrupted by both the evacuation of large portions of the population as well as damage and/or lack of access to our banking and operational facilities. While we have experienced severe weather and strong earthquakes in the past and resumed our operations promptly, a recurrence of these, along with acts of war, terrorism or other adverse external events or conditions, may occur in the future. Although management has established a business continuity plan, disaster recovery policies and corresponding procedures, the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

Uncertain geopolitical conditions could have a material adverse effect on our business and the markets that we serve, which could cause the market price of our common stock to decline.

Our business is subject to geopolitical conditions in the western Pacific, including concerns over North Korea’s nuclear weapons program and China’s expanded military operations in the South and East China Seas. From time to time, there have been heightened security concerns regarding North Korea’s nuclear weapons and long-range ballistic missile programs. This has resulted in increased uncertainty regarding both North Korea’s actions and those of the United States. If North Korea were to take an aggressive action, including acts of war, the markets we serve may be disrupted and our business operations could be affected as well. China’s assertion of sovereignty over several disputed islands and fortification of some of those islands conflicts with the interests of the United States involving safe passage and navigation in the same areas have increased the risks of confrontation in the region. Any of these events could result in a decline in the market price of shares of our common stock.

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

As further described in Part II. Item 9A. “Controls and Procedures” in this Annual Report on Form 10-K, during the first quarter of 2019, we concluded that a material weakness existed as of December 31, 2018. Specifically, management identified a control deficiency that constituted a material weakness in our internal control over financial reporting related to certain monitoring practices related to our core operating system.

As of the date of this filing, we have made substantial progress in remediating this material weakness. We are continuing to execute and monitor our remediation plan. If our remedial measures are insufficient, or if additional material weaknesses or significant deficiencies in our internal controls are detected, we could be required to restate our financial results, lose investor confidence or experience a decline in the price of our securities.

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

Neither the Company nor the Bank is involved in any legal proceedings other than those occurring on a routine basis in the ordinary course of business. The majority of such proceedings have been initiated by the Bank in the process of collecting delinquent loans. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition, results of operations and cash flows of the Company as of December 31, 2018.

ITEM 4.	Mine Safety Disclosures

None.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and Dividend Information

The Company’s common stock is quoted on the OTC Bulletin Board under the symbol “BKGMF.” Transactions of the Company’s common stock through private negotiated sales are also facilitated with the assistance of the Bank’s Trust Department. Management is not aware of any securities dealers which actively make a market in the Company’s common stock. No assurance can be given that an active trading market will be sustained for the common stock at any time in the future. The following table sets forth the high and low sale price for the common stock for the periods indicated, along with cash dividend payments for each of the quarters presented. The stock prices in the table are based upon information provided by the Bank’s Trust Department, and are derived from private sales executed through the Bank’s Trust Department and prices quoted through the OTC Bulletin Board.

	Stock Price
	High	Low	Dividend Per Share
Year ended December 31, 2018
Fourth Quarter	$11.99	$10.00	$0.100
Third Quarter	$12.00	$10.00	$0.100
Second Quarter	$12.00	$9.00	$0.100
First Quarter	$12.25	$7.00	$0.100
Year ended December 31, 2017
Fourth Quarter	$12.25	$7.00	$0.100
Third Quarter	$12.00	$9.50	$0.100
Second Quarter	$12.66	$10.00	$0.100
First Quarter	$12.00	$9.75	$0.100

As of March 15, 2019, there were approximately 4,494 holders of record of common stock. There are no other classes of common equity.

Dividend Policy

At its discretion, the Board of Directors of the Company declares dividends to its stockholders on a quarterly basis. The Company declared and paid dividends of $0.10 per share to stockholders as of a declaration date for each share of common stock outstanding in each of the eight calendar quarters ended December 31, 2018.

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

The Company also has $9.8 million in preferred stock outstanding for which it paid $546 thousand in dividends in 2018.

Securities Authorized for Issuance Under Equity Compensation Plans

Stock Purchase Plan

The Bank’s 2011 Employee Stock Purchase Plan (the “2011 Plan”) was adopted by the Bank’s Board of Directors and approved by the Bank’s Stockholders on May 2, 2011, to replace the Bank’s 2001 Non-Statutory Stock Option Plan. This plan was subsequently adopted by the Company. The 2011 Plan is open to all employees of the Company and the Bank who have met certain eligibility requirements.

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

	At December 31, 2018
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	$8.71	1,393,294
Equity compensation plans not approved by security holders	-	$-	-
Total	-	$8.71	1,393,294

ITEM 6.	Selected Financial Data

	For the years ended December 31,
	2018	2017	2016	2015	2014
	(Dollar and Share Amounts in Thousands, Except Per Share Data)
INCOME STATEMENT DATA:
Interest income	$90,042	$81,683	$75,549	$69,805	$66,478
Interest expense	2,120	2,195	2,143	1,894	3,760
Net interest income before provision for loan losses	87,922	79,488	73,406	67,911	62,718
Provision for loan losses	12,862	7,519	3,900	4,500	4,540
Net interest income after provision for loan losses	75,060	71,969	69,506	63,411	58,178
Non-interest income	15,719	16,563	13,892	10,992	10,813
Non-interest expense	75,027	70,352	64,129	59,047	55,675
Income before income taxes	15,752	18,180	19,269	15,356	13,316
Income tax expense	2,913	9,636	5,716	4,066	3,756
Net income	12,839	8,544	13,553	11,290	9,560
Preferred stock dividends	(546)	(552)	(49)	-	-
Net income attributable to common stockholders	$12,293	$7,992	$13,504	$11,290	$9,560
PER COMMON SHARE DATA:
Basic net income	$1.28	$0.86	$1.46	$1.25	$1.08
Diluted net income	$1.28	$0.86	$1.46	$1.25	$1.08
Book value per common share	$14.36	$13.64	$13.21	$12.14	$11.44
Weighted average number of shares outstanding — basic	9,614	9,291	9,251	9,017	8,818
Weighted average number of shares outstanding — diluted	9,614	9,291	9,251	9,017	8,818
Shares outstanding at period end	9,646	9,414	9,268	9,241	8,929
BALANCE SHEET DATA:
Securities	$454,777	$555,935	$520,927	$329,816	$337,904
Net loans	$1,212,141	$1,209,824	$1,158,045	$1,054,250	$967,399
Allowance for loan losses	$23,774	$17,279	$15,435	$14,159	$12,526
Goodwill and other intangible assets	$783	$783	$783	$783	$783
Total assets	$1,891,702	$1,965,946	$1,921,552	$1,544,284	$1,465,739
Total deposits	$1,728,823	$1,816,132	$1,778,670	$1,422,671	$1,355,514
Total stockholders’ equity	$148,295	$138,147	$132,202	$112,142	$102,183
SELECTED PERFORMANCE RATIOS:
Return on average assets	0.67%	0.44%	0.77%	0.74%	0.66%
Return on average equity	8.86%	6.24%	11.22%	10.50%	9.78%
Dividend payout	31.35%	46.52%	27.41%	32.07%	41.59%
Equity to assets	7.84%	7.03%	6.88%	7.26%	6.97%
Net interest margin	4.79%	4.24%	4.39%	4.66%	4.52%
CAPITAL RATIOS:
Total risk-based	13.33%	12.49%	12.61%	12.45%	11.83%
Tier 1 risk-based	12.07%	11.24%	11.36%	11.20%	10.58%
Tier 1 leverage	7.77%	6.97%	7.06%	7.40%	7.01%
Common Equity Tier 1 risk-based	11.66%	10.83%	10.93%	11.20%	N/A

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

During 2018, there were five significant factors that impacted the Company’s financial condition and operations:

•

Over the course of the year, tourist arrivals continued to increase in Guam and other islands in the region, excepting the Republic of Palau. In Guam, the number of visitors reached its highest level in history, at 1.55 million. This was due, in part, to the fact that a 9.2% decrease in Japanese arrivals was more than offset by increasing arrivals from South Korea, with the latter increasing by 9.1%. The continuing growth in Guam’s tourism industry and increasing arrivals in the other islands led to modest improvements in payroll employment and other aspects of the regional economy, enhancing the Bank’s business.

•

The military buildup continues, and substantial funding is being provided for the relocation of U.S. Marines from Okinawa to Guam.  Several contracts, totaling hundreds of millions of dollars, were executed during 2017 and 2018, and additional years of construction and related activity are expected to bring increased investment and income to Guam. Once completed, the activities that these projects support will provide a sustained contribution to the economy.

•

Many of Guam’s resident construction workers have been absorbed by military construction projects, and the disinclination of the U.S. Department of Homeland Security to issue H-2B visas to temporary foreign construction workers has brought work on civilian projects nearly to a standstill. The resulting difficulty building new structures in the civilian community as existing structures age and are taken out of service has distorted Guam’s real estate market, causing developed land prices to rise while raw land prices decrease. In addition, many investment opportunities in the private sector that would have brought outside funds into the local economy have been lost, slowing the pace of Guam’s economic growth.

•

The Commonwealth of the Northern Mariana Islands experienced two typhoons during 2018, and sustained substantial damage to housing, commercial buildings and public facilities. Bank of Guam offered the temporary suspension of loan payments in order to help the CNMI recover. Repairs to reconstruction of the islands’ infrastructure and superstructure continue through the date of this filing.

•

The continuing strength of the economy in the San Francisco Bay area provided ample opportunities to expand the Bank’s business there, leading to an increase of 1.9% in the California region’s loan portfolio, supplementing 13.6% growth in loans in the Commonwealth of the Northern Mariana Islands and supporting overall growth of 0.7% in the total loan portfolio, as loans in Guam decreased by 1.0%. The 3.8% decrease in the Bank’s asset base reflected an 18.3% reduction of our investment portfolio, partially offset by an increase of 23.0% in our cash and cash equivalents. The 4.6% decrease in total liabilities during the year was partially offset by the 7.3% increase in our stockholders’ equity.

For the year ended December 31, 2018, net income attributable to common stockholders was $12.3 million, or $1.28 per diluted common share. For the year ended December 31, 2017, net income was $8.0 million, or $0.86 per diluted common share. For the year ended December 31, 2016, net income was $13.5 million, or $1.46 per diluted common share.

The returns on average assets and average equity for the year ended December 31, 2018, were 0.67% and 8.86%, respectively, compared to 0.44% and 6.24%, respectively, for 2017, and 0.77% and 11.22%, respectively, for 2016.

The following are major factors that impacted the Company’s results of operations:

•

Net interest income increased 10.6% to $87.9 million for the year ended December 31, 2018, from $79.5 million for the year ended December 31, 2017, due to an $8.4 million increase in interest income that was enhanced by a reduction of $75 thousand in interest expense. Net interest income increased by 8.3% to $79.5 million for the year ended December 31, 2017, from $73.4 million for the year ended December 31, 2016, due to a $6.1 million increase in interest income that was partially offset by an increase of $52 thousand in interest expense.

•

The net interest margin increased 54 basis points to 4.79% for the year ended December 31, 2018, compared with 4.24% for the year ended December 31, 2017. The increase in the net interest margin for 2018 compared to 2017 was primarily due to a 32 basis point increase in the average yields on loans, a 43 basis point increase in the average yield on our securities portfolio and a 49 basis point increase in the average yield on our deposits with other financial institutions; the average rates that we paid on deposits increased by 0.6 basis points. Despite the decrease in the overall average yield of 16 basis points on our total earning assets, higher loan and investment volumes generated higher interest income that more than offset the higher gross amount of interest paid on our customers’ deposits.

•

The provision for loan losses was $12.9 million for the year ended December 31, 2018, $5.3 million higher than the provision during 2017. The 2018 provision was increased to reflect the growth of $8.7million in our loan portfolio and as protection against possible losses in relation to a single large borrower that we expected to file and did file for Chapter 11 bankruptcy in January 2019.  The provision is deemed by management to provide a sufficient allowance for loan losses due to the higher risk to the overall loan portfolio and to net losses of $6.4 million during the year. The provision for loan losses was $7.5 million for the year ended December 31, 2017, which was $3.6 million higher than the provision during the previous year. The provision for loan losses was $3.9 million for the year ended December 31, 2016, including $12 thousand assigned to the reserve for off-balance sheet risk.

•

Non-interest income was $15.7 million for the year ended December 31, 2018, $844 thousand less than the $16.6 million for the year ended December 31, 2017. The decrease in non-interest income in 2018 compared to 2017 was primarily due to a reduction of $881 thousand in trustee fees and a reversal of $597 thousand in net investment securities gains, from a gain of $4 thousand in 2017 to a loss of $593 thousand in 2018, partially offset by a $448 thousand increase in other income and a $289 thousand increase in net cardholder income. The decrease in trustee fees represents a return to a more normal level after a large, one-time increase in 2017. The loss on the sale of investment securities occurred due to a need to replenish our liquidity after large withdrawals and funds transfers during the first half of 2018. Non-interest income was $16.6 million for the year ended December 31, 2017, $2.7 million more than the $13.9 million for the year ended December 31, 2016. The increase in non-interest income in 2017 compared to 2016 was primarily due to increases of $2.5 million in trustee fees, $792 thousand in service charges and fees, $314 thousand in net income from merchant services and a $257 thousand increase in other income, partially offset by an $813 thousand decrease in net cardholder income, and a reduction of $397 thousand in our realized gain on the sale of investment securities.

•

Non-interest expense was $75.0 million for the year ended December 31, 2018, compared to $70.4 million for the year ended December 31, 2017. The increase of 6.6%, primarily due to an increase of $2.5 million in salaries and employee benefits, an additional $1.0 million in equipment and depreciation expense, a rise of $810 thousand in professional services expense, a $610 thousand increase in occupancy expense and an increase of $517 thousand in expenses related to other real estate owned, partially offset by a $742 thousand decrease in general, administrative and other expenses. Non-interest expense was $70.4 million for the year ended December 31, 2017, compared to $64.1 million for the year ended December 31, 2016. The increase of 9.7%, primarily due to an increase of $2.6 million in salaries and employee benefits, an additional $1.7 million in equipment and depreciation expense, a rise of $1.0 million in general, administrative and other expenses, and a $400 thousand increase in occupancy expenses.

•

The 50.3% increase of net after tax income to $12.8 million in 2018 compared to $8.5 million 2017 was due to the $8.4 million increase in net interest income and the $6.7 million decrease in income tax expense, partially offset by the $5.3 million increase in our provision for loan losses, the $4.7 million increase in non-interest expense and the $844 thousand decrease in non-interest income. The 37.0% decrease of net after tax income to $8.5 million in 2017 compared to $13.6 million in 2016 was due to the $6.2 million increase in non-interest expense, the $3.9 million increase in income tax expense and the $3.6 million increase in our provision for loan losses, offset by the $6.1 million increase in total interest income.

The following are important factors in understanding our current financial condition and liquidity position:

•

Cash, interest-bearing deposits in other banks, and investment securities available-for-sale collectively decreased by $50.8 million (8.7%), to $536.1 million, at December 31, 2018, from $586.9 million at December 31, 2017. This decrease in liquid assets is due to a decrease of $79.7 million in securities available-for-sale, partially offset by a $24.7 million increase in interest bearing deposits in other banks and a $4.2 million increase in cash.

•

Total assets decreased by $74.2 million (3.8%), from $1.97 billion at December 31, 2017, to $1.89 billion at December 31, 2018. This decrease was composed of a $101.3 million or 18.3% decrease in investment securities, to $449.1 million at December 31, 2018, compared to $550.5 million at December 31, 2017, and a decrease of $5.5 million in other assets to $44.6 million, partially offset by an increase of $29.0 million in cash and cash equivalents, from $126.1 million at December 31, 2017, to $155.1 million at December 31, 2018, and an increase of $2.3 million in net loans (net of deferred fees and the allowance for loan losses) during the same period. The increase in loans was primarily attributable to an increase of $24.4 million in gross commercial loans, to $844.4 million at the end of 2018 compared to $820.0 million a year earlier, partially offset by a decrease of $15.7 million in gross consumer loans, to $394.2 million at December 31, 2018, from $409.9 million at December 31, 2017. As the contra to the decrease of total assets, total liabilities decreased by $84.4 million, to $1.74 billion at December 31, 2018, based upon a decrease of $87.3 million in total deposits from the previous year end, partially offset by an increase of $2.9 million in other liabilities. Reducing the effect of the decrease in total liabilities, total stockholders’ equity increased by $10.1 million, composed of the $8.4 million increase in retained earnings and $2.7 million in additional paid-in common stock, offset by an increase of $1.1 million in accumulated other comprehensive loss.

•	Classified assets increased to $74.5 million at December 31, 2018, compared to $32.2 million at December 31, 2017.
•

The allowance for loan losses at December 31, 2018, was $23.8 million, or 1.92% of total gross loans. The allowance for loan losses at December 31, 2017, was $17.3 million, or 1.40% of total gross loans.

•	Nonperforming loans decreased by $1.1 million to $7.1 million, or 0.57% of total gross loans, at December 31, 2018, from $8.1 million, or 0.66% of total gross loans, at December 31, 2017.
•	Net loan charge-offs were $6.4 million during the year ended December 31, 2018, as compared to the $5.7 million in net charge-offs for the year ended December 31, 2017.
•

The ratio of noncore funding of $14.2 million (which consists of $250,000 and over time deposits plus short-term borrowings) to total assets was 0.75% at December 31, 2018, compared to $16.5 million, or 0.84% of total assets, at December 31, 2017.

•	The loan-to-deposit ratio increased to 71.6% at December 31, 2018, as compared to 67.7% at December 31, 2017, due to total gross loan growth of $8.7 million and the $87.3 million decrease in deposits.
•

Capital ratios significantly exceed regulatory requirements for a well-capitalized financial institution, both at the Company level and in the Bank. The leverage ratio of the Company was 7.99%, with a Tier 1 risk-based capital ratio of 12.40%, a total risk-based capital ratio of 13.66%, and a common equity Tier 1 risk-based capital ratio of 11.61% at December 31, 2018. The leverage ratio at the Company was 7.19%, with a Tier 1 risk-based capital ratio of 11.58%, a total risk-based capital ratio of 12.83% and a common equity Tier 1 risk-based capital ratio of 10.78% at December 31, 2017. The leverage ratio at the Bank was 7.77%, with a Tier 1 risk-based capital ratio of 12.07%, a total risk-based capital ratio of 13.33%, and a common equity Tier 1 risk-based capital ratio of 11.66% at December 31, 2018. The leverage ratio at the Bank was 6.97%, with a Tier 1 risk-based capital ratio of 11.24%, a total risk-based capital ratio of 12.49% and a common equity Tier 1 risk-based capital ratio of 10.83% at December 31, 2017. The regulatory well-capitalized guidelines are a minimum of a 5% leverage ratio, an 8% Tier 1 risk-based capital ratio, a 10% total risk-based capital ratio, and a 6.5% common equity Tier 1 risk-based capital ratio. The changes in our capital ratios from December 31, 2017, to December 31, 2018, were due to the retention of $8.4 million in earnings during 2018.

Deposits

The composition and cost of the Bank’s deposit base are important in analyzing the Bank’s net interest margin and balance sheet liquidity characteristics. The Bank’s depositors are generally located in its primary market area. Depending on loan demand and other funding requirements, the Bank also attracts deposits through its interest rate pricing. The Bank monitors all deposits that may be sensitive to interest rate changes to help ensure that liquidity risk does not become excessive due to deposit migration. Deposits at December 31, 2018, were $1.73 billion, compared to $1.82 billion at December 31, 2017. The 4.8% decrease was primarily due to the reductions of $44.3 million (9.0%) in deposits in the Freely Associated States of Micronesia, primarily due to the disbursement of funds from one large commercial depositor, $36.0 million (3.8%) in deposits in Guam, in the ordinary course of business, and $8.2 million (2.4%) in the Commonwealth of the Northern Mariana Islands, partially offset by an increase of $1.1 million (2.4%) in the Bank’s deposits in the California region.

The Bank does not currently accept brokered deposits because it already maintains ample liquidity.

Liquidity

Our liquidity position refers to our ability to maintain cash flows sufficient to fund operations and to meet obligations and other commitments in a timely fashion. We believe that the Bank’s liquidity position is more than sufficient to meet our operating expenses, borrowing needs and other obligations for 2019, and management has tested and determined that, even under severely stressed scenarios, the Bank’s liquidity will be more than adequate to meet our requirements. Our liquidity decreased substantially during 2018. Once the increases in our loan portfolio and other assets were accommodated, the decrease in our liabilities and smaller increase in our equity were channeled into an increase in cash and cash equivalents, but together they did not fully offset the decrease in our available-for-sale investment securities. At December 31, 2018, we had $155.1 million in cash and cash equivalents and approximately $172.3 million in available borrowing capacity from various sources, including the Federal Home Loan Bank (“FHLB”), the Federal Reserve Bank of San Francisco (“FRB”), and Federal Funds facilities with several financial institutions. The Bank also had $168.9 million in unpledged securities available at December 31, 2018. Our loan-to-deposit ratio increased to 71.6% at December 31, 2018, compared to 67.7% at December 31, 2017, as our gross loans increased by 0.7% and our deposits decreased by 4.8%.

Lending

Our loans originate almost entirely through the branch offices located in our primary market. As the Bank approached a saturation point in our island service area, we expanded our activities in California through our branch in San Francisco. The total loan portfolio remains well diversified with commercial and industrial loans accounting for 19.7% and commercial real estate loans accounting for 45.3% of the total loan portfolio at December 31, 2018. Construction loans rose from 0.8% of the portfolio at December 31, 2017, to 3.2% at December 31, 2018. Residential mortgages and other consumer-related loans accounted for the remaining 31.8% of total loans at December 31, 2018. The increase in gross loans during 2018 compared to 2017 was primarily due to an increase of $24.4 million, or 3.0%, in our commercial loan portfolio, partially offset by a $15.7 million, or 3.8%, decrease in consumer loans. The Bank also had a decrease of $15.9 million in loans sold to the Federal Home Loan Mortgage Corporation (“Freddie Mac”) from $205.5 million at December 31, 2017, to $189.6 million at December 31, 2018, but these loans are off-book, except for the value of the associated mortgage servicing rights. The Bank exercises careful selectivity with respect to the types of loans it chooses to originate.

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

The Bank, through its asset and liability management policies and practices, as overseen by its Asset and Liability Committee, seeks to maximize net interest income without exposing itself to an excessive level of interest rate risk. Interest rate risk is managed by monitoring the pricing, maturity and repricing options of all classes of interest-bearing assets and liabilities. This is discussed in more detail under Liquidity and Asset/Liability Management. In addition, as the market allows, we take measures and initiatives to improve our net interest margin, including increasing loan rates, maintaining interest rate floors on floating rate loans, reducing nonperforming assets, managing deposit interest rates and reducing higher-cost deposits.

From January 22, 2008, through December 16, 2008, the Federal Reserve’s Open Market Committee reduced its target short-term interest rates by 325 basis points, to a range of 0.00% to 0.25%, in response to the credit crisis and economic downturn that resulted from the collapse in the U.S. housing market and the subsequent global recession. The target Federal Funds Rate was raised to a range of 0.25% to 0.50% on December 16, 2015, then again to a range of 0.50% to 0.75% on December 15, 2016. During 2017, the target Federal Funds Rate was increased by 25 basis points three times, on March 15, June 14 and December 13, and four more times during 2018, on March 21, June 13, September 26 and December 19, ending in a target range from 2.25% to 2.50%. The increase in short-term rates has gradually affected the rates applicable to the Bank’s floating rate loans. Despite the increase in short-term interest rates, the overall cost of interest-bearing deposits, which represent the Bank’s primary funding source, decreased by 3.9% by the end of 2018, as deposits tend to re-price more slowly than floating rate loans and the decrease in higher-yielding deposits, such as savings accounts and certificates of deposit, was more than proportional to the overall decrease in deposits. The increase in the level of short-term interest rates, including the prime rate, has helped the Bank to increase its net interest margin, from 4.24% in 2017 to 4.79% in 2018.

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

During the past several years, the Bank’s principal source of increases in capital has been retained earnings, supplemented by stock purchases through our Employee Stock Purchase Plan. See Note 14 of Notes to Consolidated Financial Statements in Item 15 of this Annual Report for a description of the Employee Stock Purchase Plan. Since the formation of the Company in 2011, though, the Bank’s assets have grown by 71.4%, prompting the Bank to seek additional sources of capital. Those more traditional sources of additional capital are finally catching up, having increased by 67.1% during the same period. A portion of the increase in capital was derived from the sale of additional common and preferred stock.

Although the Bank remains “well capitalized” by all four regulatory measures of capital adequacy, the Bank’s Tier 1 ratio had been decreasing because of its rapid asset growth, primarily attributed to the substantial growth in customer deposits. Consequently, the Company placed an additional $2.8 million of its common stock during, 2015, placed $9.8 million in non-cumulative perpetual preferred stock during 2016 and placed an additional $4.2 million of common stock in a registered public offering between September 29, 2017 and March 31, 2018.

In the 2015 and 2016 offerings, the Company issued its stock to certain "accredited investors" within the meaning of Rule 501 of the Securities Act of 1933, as amended (the "Securities Act") in reliance on the exemption from registration afforded under Section 4(2) of the Securities Act and Rule 504 of Regulation D under the Securities Act, at a purchase price of $9.85 per common share in 2015 and a purchase price of $1,000.00 per preferred share in 2016 (the "Private Offerings"). These were restricted shares, which could not be resold for a period of two years. The terms of the offerings were set forth in their respective Stock Purchase Agreements, dated July 30, 2015, and September 28, 2016, entered into between the Company and each investor. The stock offered in the Private Offerings has not been registered under the Securities Act or state securities laws, and may not be offered or sold in the United States without being registered with the SEC or through an applicable exemption from SEC registration requirements.

During the fourth quarter of 2017 and the first quarter of 2018, the Company issued an additional $4.2 million in common stock in an SEC-registered public offering at a purchase price of $12.25 per common share.

A portion of the proceeds from these offerings was used to retire subordinated debt, while the remainder will allow the Company to support the continued organic growth of its banking subsidiary in its existing market areas and will enable us to further serve the needs of individuals and businesses in those markets.

Results of Operations

The Bank earns income from two primary sources. The first is net interest income, which is interest income generated by earning assets less a provision for loan losses and interest expense on interest-bearing liabilities. The second is non-interest income, which primarily consists of service charges and fees, income from merchants for processing credit and debit card transactions, non-interest income from holders of the Bank’s credit cards, trustee fees and net investment securities gains. The majority of the Company’s non-interest expenses are operating costs that relate to providing a full range of banking services to our customers.

Distribution, Rate and Yield

The following Distribution, Rate and Yield table presents the average amounts outstanding during 2018 and 2017 for the major categories of the Company’s balance sheet, the average interest rates earned or paid thereon, and the resulting net interest margin on average interest earning assets for the periods indicated. Average balances are based on monthly averages.

	Years Ended December 31,
	2018			2017
	Average Balance	Interest Earned/Paid	Average Yield/Rate	Average Balance	Interest Earned/Paid	Average Yield/Rate
Interest earning assets:
Short term investments[1]	$94,878	$1,202	1.27%	$129,699	$1,009	0.78%
Investment Securities²	503,180	9,682	1.92%	549,508	8,217	1.50%
Loans³	1,239,065	79,158	6.39%	1,193,488	72,457	6.07%
Total earning assets	1,837,123	90,042	4.90%	1,872,695	81,683	4.36%
Noninterest earning assets	86,959			84,985
Total Assets	$1,924,082			$1,957,680
Interest-bearing liabilities:
Interest-bearing checking accounts	$266,061	$318	0.12%	$274,615	$326	0.12%
Money market and savings accounts	921,281	1,676	0.18%	987,470	1,726	0.17%
Certificates of deposit	32,708	116	0.35%	44,165	143	0.32%
Other borrowings	-	10	0.00%	-	-	0.00%
Total interest-bearing liabilities	1,220,050	2,120	0.17%	1,306,250	2,195	0.17%
Non-interest bearing liabilities	559,102			514,615
Total Liabilities	1,779,152			1,820,865
Stockholders’ equity	144,930			136,815
Total liabilities and stockholders’ equity	$1,924,082			$1,957,680
Net interest income		$87,922			$79,488
Interest rate spread			4.73%			4.19%
Net interest margin			4.79%			4.24%

[1]	Includes interest bearing deposit balances we maintain with other financial institutions and the Federal Reserve Bank of San Francisco.
[2]	Includes all investment securities in the Available-for-Sale and the Held-to-Maturity classifications.
[3]	Includes average balances of non-accrual loans.

The Distribution, Rate and Yield table above sets forth the dollar amounts in interest earned and paid for each major category of interest earning assets and interest-bearing liabilities for the noted periods, as well as their respective yields and costs, and the resulting interest rate spreads and net interest margins.

The Bank’s net interest margin, expressed as a percentage of average earning assets, was 4.79% for 2018, up 55 basis points from 4.24% for 2017, even as average earning assets decreased by 1.9% during the year, from $1.87 billion in 2017 to $1.84 billion in 2018. The reason for the increase in the net interest margin was that our funding cost decreased by 3.4%, from $2.2 million in 2017 to $2.1 million in 2018, while our average earning assets generated an increase of $8.4 million, from $81.7 million in 2017 to $90.0 million in 2018. Our average loan balances increased by $45.6 million, or 3.8%, and the average yield on the entire loan portfolio increased by 32 basis points so that interest earnings on loans increased by $6.7 million, or 10.2%. New loans made in a rising rate environment, as well as the repricing of outstanding variable rate loans, caused the increase in the average yield on the loan portfolio. Yields on our investment securities portfolio increased by 43 basis points and the yield on short term investments went up by 49 basis points. Average total interest-bearing liabilities decreased by 6.6% during 2018, to $1.22 billion from $1.31 billion the previous year.

Net interest income for the year ended December 31, 2018, increased by $8.4 million, to $87.9 million, compared to $79.5 million a year earlier, primarily due to an increase in interest income derived from the growth in our loan portfolio, supplemented by increases in earnings on average investment securities balances and our short term deposits in other banks, including the Federal Reserve Bank of San Francisco. Net interest income for 2017 increased by $5.9 million, to $79.5 million, compared to $73.4 million in 2016, primarily due to an increase in interest income derived from the growth in our investment securities portfolio, supplemented by increases in earnings on average loan balances and our short term deposits in other banks, including the Federal Reserve Bank of San Francisco. The Bank’s net interest margin was 4.24% for 2017, down 15 basis points from 4.39% for 2016, even though average earning assets increased by 12.0% during the year, from $1.67 billion in 2016 to $1.87 billion in 2017.

A substantial portion of the Bank’s earning assets are variable-rate loans that re-price when the Bank’s reference rate, which usually corresponds with the New York prime lending rate, is changed. This is in contrast to a large base of core deposits that are generally slower to re-price. This causes the Bank’s balance sheet to be asset-sensitive, which means that, all else being equal, net interest margin will be higher during periods when short-term interest rates are rising and lower when rates are falling. However, we will not necessarily have to raise rates on the personal savings portion of our core deposits as general market interest rates increase, increasing the sensitivity of our net interest margin to rising interest rates.

The following table provides information regarding the changes in interest income and interest expense, attributable to changes in rates and changes in volumes that contribute to the total change in net interest income for the years ending December 31, 2018 and 2017. Variances attributable to both rate and volume changes are equal to the change in rate times the change in average balance and are included below in the average volume column.

	Years Ended December 31, 2018 and 2017
	(In thousands)
		Attributable to:
	Net Change in Interest Income/Expense	Change in Rate	Change in Volume
Interest income:
Short term investments	$193	$634	$(441)
Investment Securities	1,465	2,356	(891)
Loans	6,701	3,789	2,912
Total interest income	$8,359	$10,102	$(1,743)

Interest expense:
Interest-bearing checking accounts	$(8)	$2	$(10)
Money market and savings accounts	(50)	70	(120)
Certificates of deposit	(27)	14	(41)
Other borrowings	10	14	(4)
Total interest expense	$(75)	$100	$(175)

Net interest income	$8,434	$10,002	$(1,568)

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

For 2018, the Bank had a provision for loan and credit losses of $12.9 million, which included $6 thousand assigned to the reserve for unfunded credit commitments. The remaining 2018 provision was $5.3 million more than the provision for 2017, and higher than the provision of $3.9 million for 2016. The 2018 provision was increased to reflect the growth of $8.7million in our loan portfolio and as protection against possible losses in relation to a single large borrower that expected to file and did file for Chapter 11 bankruptcy in January 2019. The provision is deemed by management to provide a sufficient allowance for loan losses due to net chargeoffs of $6.4 million during the year, as well as to maintain the allowance for loan losses at a level that is adequate to absorb all reasonably expected future losses and to express management’s perception of risk in the existing loan portfolio, as well as changes in the quality of that portfolio. The 2017 provision for loan losses increased by $3.6 million compared to the $3.9 million provision during 2016.

The allowance for loan losses represented 1.92%, 1.40% and 1.31% of total gross loans at December 31, 2018, 2017 and 2016, respectively. Provisions for loan losses are charged to operating income to bring the allowance for loan losses to a level deemed appropriate by the Bank based on the factors discussed under “Allowance for Loan Losses.”

Non-interest income

The following table sets forth the various components of the Company’s non-interest income:

	Years Ended December 31,		Increase (decrease) 2018 versus 2017		Year Ended December 31,	Increase (decrease) 2017 versus 2016
	2018	2017	Amount	Percent	2016	Amount	Percent
	(Dollars in thousands)
Non-interest income
Service charges and fees	$6,550	$6,616	$(66)	-1.0%	$5,824	$792	13.6%
Investment securities gains (losses), net	(593)	4	(597)	-14925.0%	401	(397)	-99.0%
Income from merchant services	2,385	2,422	(37)	-1.5%	2,108	314	14.9%
Income from cardholders, net	1,230	941	289	30.7%	1,754	(813)	-46.4%
Trustee fees	2,548	3,429	(881)	-25.7%	911	2,518	276.4%
Other income	3,599	3,151	448	14.2%	2,894	257	8.9%
Total non-interest income	$15,719	$16,563	$(844)	-5.1%	$13,892	$2,671	19.2%

While net interest income remains the largest single component of total revenues, non-interest income is an important source, as well. In total, the Bank received $15.7 million in non-interest income during 2018, a decrease of $844 thousand from the $16.6 million recorded for 2017, but $2.7 million more than the $13.9 million received in 2016. The decrease from 2017 to 2018 was primarily due to an $881 thousand decrease in trustee fees to a more normal level after the recovery of significant revenues last year, and a loss of $597 thousand on the sale of securities that was necessitated by a need to supplement our liquidity. These decreases were partially offset by a $448 thousand increase in other income, along with a $289 thousand increase in our net income from cardholders. The decrease in trustee fees was substantially based on the unusual recovery of certain investment fees in 2017. Total non-interest income in 2017 was $2.7 million higher than in 2016, primarily because of increases of $2.5 million in trustee fees, $792 thousand in service charges and fees, $314 thousand in net income from merchant services and $257 thousand in other income, in part due to the implementation of a nominal fee for mailed paper account statements and in part to organic growth.  These increases were partially offset by a decrease of $813 thousand in net income from cardholders due to an increase in fees and a decline of $397 thousand in net gains on the sale of securities because of a less favorable interest rate environment.

Non-interest expense

The following table sets forth the various components of the Company’s non-interest expense:

	Years Ended December 31,		Increase (decrease) 2018 versus 2017		Year Ended December 31,	Increase (decrease) 2017 versus 2016
	2018	2017	Amount	Percent	2016	Amount	Percent
	(Dollars in thousands)
Non-interest expense:
Salaries and employee benefits	$36,654	$34,171	$2,483	7.27%	$31,618	$2,553	8.07%
Occupancy	7,339	6,729	610	9.07%	6,329	400	6.32%
Equipment and depreciation	10,142	9,102	1,040	11.43%	7,382	1,720	23.30%
Insurance	1,759	1,665	94	5.65%	1,625	40	2.46%
Telecommunications	1,959	1,769	190	10.74%	1,647	122	7.41%
FDIC insurance assessment	1,330	1,477	(147)	-9.95%	1,325	152	11.47%
Professional services	2,686	1,876	810	43.18%	1,999	(123)	-6.15%
Contract services	1,759	1,899	(140)	-7.37%	1,607	292	18.17%
Other real estate owned	696	179	517	288.83%	133	46	34.59%
Stationery and supplies	855	790	65	8.23%	926	(136)	-14.69%
Training and education	1,062	1,167	(105)	-9.00%	1,025	142	13.85%
General, administrative and other	8,786	9,528	(742)	-7.79%	8,513	1,015	11.92%
Total non-interest expense	$75,027	$70,352	$4,675	6.65%	$64,129	$6,223	9.70%

The following table indicates the percentage of non-interest expense in each category:

	2018		2017		2016
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Non-interest expense:
Salaries and employee benefits	$36,654	49%	$34,171	49%	$31,618	49%
Occupancy	$7,339	10%	6,729	10%	6,329	10%
Equipment and depreciation	$10,142	13%	9,102	13%	7,382	12%
Insurance	$1,759	2%	1,665	2%	1,625	2%
Telecommunications	$1,959	3%	1,769	2%	1,647	3%
FDIC insurance assessment	$1,330	2%	1,477	2%	1,325	2%
Professional services	$2,686	4%	1,876	3%	1,999	3%
Contract services	$1,759	2%	1,899	3%	1,607	3%
Other real estate owned	$696	1%	179	0%	133	0%
Stationery and supplies	$855	1%	790	1%	926	1%
Training and education	$1,062	1%	1,167	2%	1,025	2%
General, administrative and other	$8,786	12%	9,528	13%	8,513	13%
Total non-interest expense	$75,027	100%	$70,352	100%	$64,129	100%

Management considers the control of operating expenses to be a critical element of the performance of the Company and the Bank. As in years past, the Bank has undertaken initiatives to contain its non-interest expense and improve its efficiency. Nevertheless, total non-interest expense was $75.0 million for the year ended December 31, 2018, compared to $70.4 million for the year ended December 31, 2017, an increase of $4.6 million. This increase was largely the result of higher costs associated with salaries and employee benefits, from $34.2 million in 2017 to $36.7 million in 2018, the rise in equipment and depreciation expense, an increase in professional services expense and the increased cost of our other real estate owned, which went up by $1.0 million, $810 thousand and $517 thousand, respectively. Those increases were only partially offset by a reduction of $742 thousand in general, administrative and other expenses. Operating expenses in 2017 were $6.2 million higher than in 2016, primarily due to increasing costs associated with salaries and employee benefits, from $31.6 million in 2016 to $34.2 million in 2017, the rise in equipment and depreciation expense and higher general administrative and other expenses, which increased by $1.7 million and $1.0 million, respectively.

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

The Bank pays income taxes in Guam and the Commonwealth of the Northern Mariana Islands under a territorial “mirror” of the U.S. Internal Revenue Code, with payments made to the respective territorial governments instead of the U.S. Treasury; there is no equivalent of a state income tax in either of these jurisdictions. The Bank also pays taxes to the governments of the Republic of Palau, the Federated States of Micronesia, the Republic of the Marshall Islands and the State of California. The Bank’s territorial and state income tax expense in 2018 was $2.9 million, as compared to an income tax expense of $9.6 million in 2017 and $5.7 million in 2016. The increase in 2017 was primarily due to a change in the valuation allowance for our deferred tax asset that resulted from the reduction in the maximum corporate income tax rate under the Tax Cuts and Jobs Act, which became law on December 22, 2017, and which was only partially offset by the reduction in our net income before taxes. The Tax Cuts and Jobs Act reduced the maximum corporate tax rate from 35% to 21% commencing on January 1, 2018.

The difference in the effective tax rate compared to the combined territorial, foreign and state statutory tax rate of 21% in effect for 2018 is primarily the result of the Bank’s portfolio of tax-exempt loans to the government of Guam totaling $14.1million and $25.9 million at December 31, 2018 and 2017, respectively.

Some items of income and expense are recognized in different years for tax purposes than when applying generally accepted accounting principles, leading to timing differences between the Bank’s actual tax liability and the amount accrued for this liability based on book income. These temporary differences comprise the “deferred” portion of the Bank’s tax expense or benefit, which is accumulated on the Bank’s books as a deferred tax asset or deferred tax liability until such time as they reverse. At the end of the years 2018 and 2017, the Bank had a gross deferred tax asset of $6.9 million and $7.4 million, respectively.

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

In assessing the realization of deferred tax assets at December 31, 2018, based on these factors, the Bank believed that it was more likely than not that the Bank will realize only $6.9 million of the benefits of these deductible differences. Therefore, a valuation allowance of $2.2 million for its deferred tax asset was recorded at December 31, 2018.

In assessing the realization of deferred tax assets at December 31, 2017, the Bank believed that it was more likely than not that the Bank would realize only $5.5 million of the benefits of these deductible differences. Therefore, a valuation allowance of $2.0 million for the deferred tax asset was recorded at December 31, 2017.

Financial Condition

As of December 31, 2018, total assets were $1.89 billion, a decrease of 3.8% from $1.97 billion at December 31, 2017. Total securities available-for-sale (at fair value) were $381.0 million, a decrease of 17.3% from $460.8 million at December 31, 2017. The total loan portfolio, net of allowance for loan losses and deferred fees, was $1.21 billion, an increase of just $2.3 million, or 0.2% from $1.21 billion at year-end 2017. Interest bearing deposits in banks were increased by nearly one fourth during 2018, rising to $121.8 million from $97.1 million at the end of 2017. Total deposits were $1.73 billion, a reduction of 4.8% from $1.82 billion at year-end 2017. The Bank had no short-term borrowings at December 31, 2018.

Securities Portfolio

The following table reflects the estimated fair value of Available-for-Sale securities and the amortized cost of Held-to-Maturity securities, for each category for the past two years:

Investment Portfolio

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$100,497	$-	$(1,587)	$98,910
U.S. government agency pool securities	213,055	24	(1,707)	211,372
U.S. government agency or GSE residential mortgage-backed securities	72,735	-	(1,975)	70,760
Total	$386,287	$24	$(5,269)	$381,042
Securities Held-to-Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$38,445	$46	$(88)	$38,403
U.S. government agency pool securities	9,089	3	(80)	9,012
U.S. government agency or GSE residential mortgage-backed securities	20,554	29	(521)	20,062
Total	$68,088	$78	$(689)	$67,477

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$105,407	$-	$(1,380)	$104,027
U.S. government agency pool securities	283,611	51	(1,319)	282,343
U.S. government agency or GSE residential mortgage-backed securities	75,560	-	(1,142)	74,418
Total	$464,578	$51	$(3,841)	$460,788
Securities Held-to-Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$45,178	$505	$(113)	$45,570
U.S. government agency pool securities	11,756	33	(35)	11,754
U.S. government agency or GSE residential mortgage-backed securities	32,743	243	(311)	32,675
Total	$89,677	$781	$(459)	$89,999

The amortized cost and fair value of investment securities by contractual maturity at December 31, 2018, are shown below.

	December 31, 2018
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$19,996	$19,739	$11,975	$11,911
Due after one but within five years	83,671	82,323	32,511	32,512
Due after five but within ten years	98,465	97,339	13,995	13,769
Due after ten years	184,155	181,641	9,607	9,285
Total	$386,287	$381,042	$68,088	$67,477

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

Eighty-five percent of the Bank’s securities at December 31, 2018, were classified under existing accounting rules as “Available-for-Sale” to allow flexibility in the management of the portfolio. Accounting guidance requires Available-for-Sale securities to be marked to fair market value, with an offset to other comprehensive income (loss), a component of stockholders’ equity, recorded on a quarterly basis. The remaining 15.2% of the investment portfolio was in Held-to-Maturity securities, which the Bank is willing and believes it will be able to retain until they mature, and which are recorded on an amortized cost basis.

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

Compared to December 31, 2017, the Bank’s securities portfolio decreased by $101.3 million to 23.7% of total assets at December 31, 2018, from 28.0% at December 31, 2017. The Bank decreased its holding of mortgage-back securities by $15.8 million to $91.3 million at December 31, 2018, from $107.2 million at December 31, 2017. During the same period, the Bank’s holdings of U.S. government agency pool securities decreased by $73.6 million, to $220.5 million, and its holdings of U.S. government agency and sponsored enterprise debt securities decreased by $11.9 million, to $137.4 million. The Bank has not used interest rate swaps or other derivative instruments to hedge fixed rate loans or securities to otherwise mitigate interest rate risk.

Loans

The Bank’s loans represent the largest portion of earning assets, substantially greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when assessing the financial condition of the Bank and the Company.

Gross loans represented 65.5% of total assets at December 31, 2018, as compared to 62.6% at December 31, 2017. The ratio of gross loans to deposits increased to 71.6% at the end of 2018 from 67.7% at the end of 2017. Demand for loans has strengthened within the Bank’s Northern Mariana and California markets, but has decreased slightly in our Freely Associated States and Guam markets. The 13.6% increase in gross loans outstanding in the CNMI is partially due to borrowing as a part of typhoon recovery efforts, while the 1.9% growth in California is due to continuing strength in the economy there.

The Loan Distribution table that follows sets forth the Bank’s gross loans outstanding, deferred fee income amortized over the life of some loans, the allowance for loan losses and the percentage distribution in each loan category at the dates indicated.

Loan Portfolio

	December 31,
	2018		2017
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial
Commercial & industrial	$243,465	19.7%	$256,022	20.8%
Commercial mortgage	560,827	45.3%	553,125	45.0%
Commercial construction	39,408	3.2%	10,157	0.8%
Commercial agriculture	688	0.1%	716	0.1%
Total commercial	844,388	68.2%	820,020	66.7%
Consumer
Residential mortgage	138,923	11.2%	137,962	11.2%
Home equity	1,325	0.1%	545	0.0%
Automobile	26,686	2.2%	30,490	2.5%
Other consumer loans[1]	227,242	18.3%	240,863	19.6%
Total consumer	394,176	31.8%	409,860	33.3%
Gross loans	1,238,564	100.0%	1,229,880	100.0%
Deferred loan (fees) costs, net	(2,649)		(2,777)
Allowance for loan losses	(23,774)		(17,279)
Loans, net	$1,212,141		$1,209,824

[1]	Comprised of other revolving and installment credit and overdrafts.

Two-thirds of the Bank’s loan portfolio is concentrated in commercial loans (which include loans to governments), primarily in commercial real estate, multifamily rentals, hotels and gas stations, with the balance in working capital and equipment financing. These are followed by other consumer loans and residential mortgages. The increase in the Bank’s loan portfolio in 2018 was due to customary loan activity throughout our markets and the addition of two significant commercial construction loans in the Guam and CNMI regions.  The Bank’s gross loans were concentrated in Guam and San Francisco, at 85.3% of our gross loan portfolio as of December 31, 2018, compared to 85.9% as of December 31, 2017. The only industry concentration that was considered significant at December 31, 2018, was within our commercial mortgage loan portfolio, which at 45.3% of total gross loans constituted a higher proportion than the 45.0% of total loans at the end of 2017.

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

The Bank is an active participant in the Small Business Administration (SBA), State Small Business Credit Initiative (SSBCI), Nor-Cal Financial Development Corp. and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred and Patriot Express Lender Programs. The Bank regularly makes such guaranteed loans, with an outstanding volume of $6.2 million at December 31, 2018.

As of December 31, 2018, commercial and residential real estate loans of $741.2 million consist primarily of adjustable and fixed rate loans secured by deeds of trust or mortgages on commercial and residential property, and comprised 59.8% of the total loan portfolio. The Bank’s commercial mortgages at December 31, 2018, consist of $560.8 million, or 45.3% of gross loans. Commercial construction loans comprise $39.4 million, or 3.2%, of gross loans. Residential mortgages, including home equity loans, were $140.2 million, or 11.3% of gross loans. Properties securing the commercial and residential real estate loans are located in the Bank’s primary markets, which include the San Francisco Bay area.

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

The Bank’s construction loans primarily finance the development and construction of commercial and residential properties. The Bank uses underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or availability of permanent mortgage financing prior to making the construction loan. Construction loans increased by $29.3 million to $39.4 million at December 31, 2018, from $10.2 million at December 31, 2017.

Additionally, the Bank makes consumer loans for the purpose of financing automobiles, various types of consumer goods, and other personal purposes. Consumer loans generally provide for the monthly payment of principal and interest. Most of the Bank’s consumer loans are either unsecured, secured by the personal property being purchased or, in the case of home equity loans, real property.

At December 31, 2018, total gross loans had increased during the year by $8.7 million, or 0.7%, to $1.24 billion from $1.23 billion at December 31, 2017. The increase was largely attributed to a $24.4 million increase in commercial loans to $844.4 million at December 31, 2018, from $820.0 million at December 31, 2017. This was primarily due to increases in commercial construction and commercial mortgage loans.  The increase was partially offset by a $13.6 million decrease during 2018 in other consumer loans and a $3.8 million decrease in automobile loans.

At December 31, 2018, loans outstanding were comprised of approximately 67.2% variable rate loans and 32.8% fixed rate loans.

Since it first opened in 1972, the Bank has expanded its operations and its branch network, first in Guam, then in the other islands of our region and in San Francisco, California. In the interests of enhancing performance and stability through market and industry diversification, the Bank has increased its focus on growth in the San Francisco area in recent years, adding personnel with experience and expertise in the Bay Area. The following table provides figures for gross loans in the Bank’s administrative regions for the years ending December 31, 2018, 2017 and 2016:

	At December 31,
	2018	2017	2016
Guam	$697,722	$704,666	$720,479
Commonwealth of the Northern Mariana Islands	$90,291	$79,489	$75,658
The Freely Associated States of Micronesia *	$91,640	$93,560	$76,339
California	$358,911	$352,165	$303,531
Total	$1,238,564	$1,229,880	$1,176,007

*	The Freely Associated States are comprised of the Federated States of Micronesia (Chuuk, Kosrae, Pohnpei and Yap), the Republic of Palau and the Republic of the Marshall Islands.

As the table indicates, the Bank’s total gross loans increased by 0.7% during 2018 and by 4.6% during 2017. Total loans in the Commonwealth of the Northern Mariana Islands increased by $10.8 million, or 13.6%, accounting for the largest source of total portfolio growth during 2018.  Loan growth in California was second, with growth at $6.7 million, or 1.9%, whereas outstanding loan balances in Guam decreased by $6.9 million, primarily in commercial loans due to the repayment of one government loan totaling $7.9 million and a decrease in consumer loans due to payoffs and pay downs. For the two years ended December 31, 2018, California accounted for 88.5% of total loan growth, while the Freely Associated States contributed 24.5% and the Commonwealth of the Northern Mariana Islands provided 23.4% of total gross loan portfolio growth during that two-year period. The economy in the Commonwealth of the Northern Mariana Islands is recovering from two major typhoons during 2018, which has increased demand for credit funding.

Loan Maturities

The following table presents the maturity distribution of the Bank’s loans as of December 31, 2018. The table also shows the distribution of such loans between those with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the New York prime rate, as reflected in The Wall Street Journal, and the Bank of Guam prime rate.

	At December 31, 2018
	Due in Less Than 1 Year	Due in More Than 1 Year But Less Than 5 Years	Due in More Than 5 Years	Non-Accrual	Total
	(Dollars in thousands)
Commercial loans	$8,528	$305,696	$522,945	$7,219	$844,388
Residential Mortgages	1,349	11,868	122,145	4,886	140,248
Consumer Loans	20,075	123,816	109,759	278	253,928
Total	$29,952	$441,380	$754,849	$12,383	$1,238,564

Variable rate loans	$8,528	$250,272	$565,823	$7,785	$832,408
Fixed rate loans	21,424	191,108	189,026	4,598	406,156
Total	$29,952	$441,380	$754,849	$12,383	$1,238,564

Loan Servicing

As of December 31, 2018 and 2017, there were $189.6 million and $205.5 million, respectively, in Federal Home Loan Mortgage Corporation loans that were serviced by the Bank.

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

Nonperforming assets are comprised of the following: loans for which the Bank is no longer accruing interest; restructured loans that are more than 90 days past due; loans 90 days or more past due and still accruing interest (although they are generally placed on non-accrual when they become 90 days past due, unless they are both well-secured and in the process of revision or collection); and other real estate owned (“OREO”) that is acquired through foreclosures. Management’s classification of a loan as “non-accrual” is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan. At that point, the Bank stops accruing interest income, and reverses any uncollected interest that had previously been accrued. These loans may or may not be collateralized, and collection efforts are pursued. The Bank begins recognizing interest income again only as cash interest payments are received and it has been determined that the collection of all outstanding principal is no longer in doubt. Loans may be restructured by management when a borrower has experienced some change in financial status causing an inability to meet the original repayment terms and where the Bank believes the borrower will eventually overcome those circumstances and make full repayment. OREO consists of properties acquired by foreclosure or similar means that management is offering or will offer for sale. Total OREO, net of OREO reserves, was $1.5 million at December 31, 2018, compared to $2.4 million at December 31, 2017.

Nonperforming Assets

The following table provides information about nonperforming assets by asset type as of December 31, 2018 and 2017:

	December 31,
	2018	2017
	(Dollars in Thousands)
Nonperforming Assets:
Non-accrual loans past due 30 days or more	$5,089	$6,179
Loans past due 90 days or more still accruing	1,984	1,946
Restructured loans past due 30 days – not included above	-	-
Other Real Estate Owned, gross	1,543	2,466
Total Nonperforming Assets	$8,616	$10,591

The following table provides information about nonperforming loans by loan type:

	December 31,
	2018	2017
	(Dollars in Thousands)
Nonperforming Loans:
Commercial:
Commercial & industrial	$544	$243
Commercial mortgage	1,471	1,167
Commercial construction	-	-
Commercial agriculture	-	-
Total commercial	2,015	1,410
Consumer:
Residential mortgage	3,471	4,491
Home equity	91	-
Automobile	136	201
Other consumer [1]	1,360	2,023
Total consumer	5,058	6,715
Total nonperforming loans	$7,073	$8,125

[1]	Comprised of other revolving and installment credit and overdrafts.

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

The Bank’s allowance for loan losses increased by $6.5 million to $23.8 million during 2018 from $17.3 million at the end of 2017. The increase in the allowance for loan losses in 2018 was based primarily on increased net losses in our loan portfolio, particularly in consumer loans, a specific reserve for a commercial borrower that we expected to file and did file Bankruptcy in January 2019, and management’s periodic reevaluation of the overall portfolio’s inherent risk. The Bank had $8.2 million in charge-offs in 2018, which were partially offset by recoveries of previously charged-off loans of $1.8 million.

Net loans charged-off includes the realization of losses in the portfolio that were partially recognized previously through provisions for loan losses and write-downs of loan principal valuations. Net charge-offs were $6.4 million in 2018, compared to $5.7 million in 2017. The 2018 net was higher, also primarily due to higher charge-offs in the consumer loan portfolio. Historical net loan charge-offs are not necessarily indicative of the amount of net charge-offs that the Bank will realize in the future.

The table in Note 6 to the Consolidated Financial Statements – Loans, under Credit Quality Indicators, provides a summary of the allocation of the allowance for loan losses for specific categories at the dates indicated. The allocation presented should not be interpreted as an indication that charges to the allowance for loan losses will be incurred in these amounts or proportions, or that the portion of the allowance allocated to each category represents the total amount available for charge-offs that may occur within these categories.

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

The following table summarizes the distribution of deposits for the periods indicated:

	December 31,
	2018	2017
	(Dollars in Thousands)
Non-interest bearing deposits	$538,168	$508,149
Interest bearing deposits:
Demand deposits	281,582	288,977
Regular savings	670,640	713,802
Time deposits:
$250,000 or more	14,201	16,528
Less than $250,000	21,986	23,832
Other interest bearing deposits	202,246	264,844
Total interest bearing deposits	1,190,655	1,307,983
Total Deposits	$1,728,823	$1,816,132

The Bank gathers deposits from among the communities it serves. The Bank’s business is not generally seasonal in nature, and the Bank is not primarily dependent upon funds from sources outside the United States of America, but approximately 25.9% of its deposit base at December 31, 2018, is acquired in the Micronesian islands that are politically organized in free association with the United States and use the U.S. dollar as their currency. At December 31, 2018 and 2017, 33.2% and 35.1% of deposits, respectively, were from domestic and foreign government sources.

Non-interest and low interest-bearing demand deposits increased by $22.6 million, or 2.8%, to $819.7 million at December 31, 2018, compared to $797.1 million at December 31, 2017. Other interest bearing deposits, which are comprised of time deposit open accounts, decreased by $62.6 million, or 23.6%, to $202.2 million at December 31, 2018, compared to $264.8 million at December 31, 2017.

As mentioned earlier, the Bank has expanded its operations and its branch network since it first opened in 1972, first in Guam, then in the other islands of our region and in San Francisco, California. As time has passed, the Bank has gathered market share in each of the islands. In recent years, in order to diversify its geographic market, the Bank has increased its focus on growth in the San Francisco area. The following table provides figures for deposits in the Bank’s administrative regions for the years ending December 31, 2018, 2017 and 2016:

	At December 31,
	2018	2017	2016
Guam	$900,273	$936,237	$975,526
Commonwealth of the Northern Mariana Islands	$334,987	$343,149	$319,895
The Freely Associated States of Micronesia *	$447,011	$491,276	$431,865
California	$46,552	$45,470	$51,384
Total	$1,728,823	$1,816,132	$1,778,670

*	The Freely Associated States are comprised of the Federated States of Micronesia (Chuuk, Kosrae, Pohnpei and Yap), the Republic of Palau and the Republic of the Marshall Islands.

During 2018, deposits decreased by a total of $87.3 million, of which $44.3 million was in the Bank’s Freely Associated States branches, $36.0 million in our Guam branches and $8.2 million in our Commonwealth of the Northern Mariana Islands branches, only slightly offset by an increase of $1.1 million in the California region. Overall, the Bank’s deposit base decreased by 4.8% during 2018, after rising by 2.1% during 2017.  Deposits increased in the California region by 2.4% in the year ended December 31, 2018, after decreasing by 11.5% the previous year as a normal fluctuation of deposits in that market.

Deposit Maturity Distribution

At December 31, 2018, the scheduled maturities of time deposits were as follows:

Years ending December 31,
2019	$30,306
2020	2,163
2021	1,075
2022	855
2023 and thereafter	1,788
Total	$36,187

The Bank provides and services government and business deposit accounts that are frequently more than $250,000 in average balance per account. The account activity for some account types and client types necessitates appropriate liquidity management practices by the Bank to ensure its ability to fund withdrawals.

Off-Balance Sheet Arrangements

In the normal course of business, the Bank makes commitments to extend credit to its customers as long as there are no violations of any conditions established in the associated contractual arrangements. These commitments are obligations that represent a potential credit risk to the Bank, yet are not reflected in any form within the Company’s consolidated balance sheets other than in a modest contingency reserve against those commitments. Total unused commitments to extend credit were $163.8 million at December 31, 2018, as compared to $159.8 million at December 31, 2017. Unused commitments represented 13.2% of outstanding gross loans at December 31, 2018 and 13.0% at December 31, 2017.

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

The following table presents the Bank’s commitments to extend credit for the periods indicated:

	December 31,
	2018	2017
Commitments to extend credit	$163,802	$159,767

Letters of credit:
Standby letters of credit	$55,418	$54,707
Commercial letters of credit	3,070	2,601
Total	$58,488	$57,308

Contractual Obligations

The Bank utilizes facilities, equipment and land under various operating leases with original terms ranging from 1 to 99 years. Some of these leases include scheduled rent increases. The total amount of the rent is being expensed on the straight-line method over the lease terms. The Bank has recorded a deferred obligation of $1.0 million and $988 thousand as of December 31, 2018 and 2017, respectively, which has been included within other liabilities, to reflect the excess of rent expense over cash paid on the leases.

At December 31, 2018, annual lease commitments under the above noncancelable operating leases were as follows:

Years ending December 31,
2019	$2,366
2020	2,364
2021	2,156
2022	1,752
2023 and thereafter	19,983
Total lease commitments	$28,621

The Bank leases certain facilities from two separate entities in which two of its directors have separate ownership interests. Lease payments made to these entities during the years ended December 31, 2018, 2017 and 2016, approximated $350 thousand, $371 thousand and $379 thousand, respectively.

Additionally, the Bank leases office space to third parties, with original lease terms ranging from 3 to 5 years and option periods ranging up to 15 years. At December 31, 2018, minimum future rents to be received under non-cancelable operating sublease agreements were $38 thousand, $26 thousand, $0 thousand and $0 thousand for the years ending December 31, 2018 , 2019, 2020 and 2021, respectively. Although it is possible that one or more of these leases will be renewed, there is no certainty upon which to base an estimate.

A summary of rental activities for years ended December 31, 2018, 2017 and 2016, is as follows:

	For the Years Ended December 31,
	2018	2017	2016
Rent expense	$3,038	$2,852	$2,673
Less: sublease rentals	123	193	291
Net rent expense	$2,915	$2,659	$2,382

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

At December 31, 2018, the Bank had an increase in gross loans of $8.7 million from December 31, 2017. One of the measures of liquidity is our loan-to-deposit ratio, based upon gross loans, which increased to 71.6% at December 31, 2018, compared to 67.7% at December 31, 2017. Each calendar quarter, the Bank performs a six-month cash flow analysis to ensure that it will have sufficient liquidity to meet all of its potential cash obligations under a worst-case scenario, and maintains more than adequate liquidity under those hypothetical conditions.

FHLB, FRB and Other Borrowings and Available Lines of Credit

The Bank has off-balance sheet liquidity in the form of Federal Funds purchase arrangements with correspondent banks, as well as collateralized borrowing arrangements with the FHLB and the FRB. The Bank can borrow from the FHLB on a short-term (typically overnight) or long-term (more than one year) basis. At December 31, 2018, the Bank had no long-term borrowings. The Bank had an available line of credit of $133.5 million with the FHLB of Des Moines at December 31, 2018.

The Bank can also borrow from the FRB’s discount window. It had $22.5 million of investment securities pledged to the FRB San Francisco as collateral on an available line of credit of $21.8 million at December 31, 2018, none of which credit was outstanding.

At December 31, 2018, the Bank had arrangements for Federal Funds purchases of up to a total of $17.0 million from three of its U.S. correspondent financial institutions. The Bank had no Federal Funds purchases outstanding at December 31, 2018 and 2017.

At December 31, 2018, the Company had no other borrowed funds.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2018 and 2017, that the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2018, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of December 31, 2018 and 2017, are also presented in the table.

The new capital standards under the U.S. adoption of Basel III establish a capital conservation buffer, which must consist entirely of common equity Tier 1 capital. The capital conservation buffer is being phased-in over four years beginning on January 1, 2016. The buffer was 0.625% of risk-weighted assets for 2016, 1.25% for 2017, and is 1.875% for 2018, and will be 2.5% for 2019 and thereafter. Failure to meet these standards could result in restrictions on our ability to pay dividends and to pay discretionary bonuses to executive management.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2018:
Total capital (to Risk Weighted Assets)	$163,198	13.329%	$120,909	9.875%	$122,440	10.000%
Tier 1 capital (to Risk Weighted Assets)	$147,788	12.070%	$96,421	7.875%	$97,952	8.000%
Tier 1 capital (to Average Assets)	$147,788	7.768%	$76,098	4.000%	$95,123	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$142,788	11.662%	$78,055	6.375%	$79,586	6.500%

At December 31, 2017:
Total capital (to Risk Weighted Assets)	$151,699	12.490%	$112,347	9.250%	$121,456	10.000%
Tier 1 capital (to Risk Weighted Assets)	$136,521	11.240%	$88,056	7.250%	$97,165	8.000%
Tier 1 capital (to Average Assets)	$136,521	6.968%	$78,373	4.000%	$97,967	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$131,521	10.829%	$69,837	5.750%	$78,946	6.500%

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

The following table sets forth the estimated changes in the Bank’s net interest income that would result from the designated instantaneous parallel shifts in interest rates noted, as of December 31, 2018. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. (Please note that, in the current interest rate environment, the larger reductions in rates presented in the analysis are unlikely to occur.)

	Increase/(Decrease) in Estimated Net Interest Income
	Amount	Percent
	(Dollars in thousands)
Change in Interest Rates (basis points)
+400	$33,263	37.18%
+300	$23,948	26.77%
+200	$15,957	17.84%
+100	$8,002	8.94%
± 0	$-	0.00%
-100	$(8,808)	-9.84%
-200	$(16,447)	-18.38%
-300	$(20,890)	-23.35%
-400	$(23,720)	-26.51%

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

Fair Value of Securities

In accordance with GAAP, the Bank revalues the Available-for-Sale component of its investment portfolio on a quarterly basis, and records any unrealized gain or loss as an adjustment to other comprehensive income in its equity accounts. Held-to-Maturity securities are recorded at their amortized book value. The Bank also evaluates whether any of its security holdings are Other Than Temporarily Impaired (“OTTI”), but has determined that, as of December 31, 2018, none of its securities are deemed to be OTTI.

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

As a financial institution, the Bank’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of the Bank’s assets and liabilities and the market value of all interest-earning assets, other than those which have a short term to maturity. Based upon the nature of the Bank’s operations, the Bank is not subject to significant direct foreign exchange or commodity price risks. The Bank has no market risk sensitive instruments, or any other financial instruments, that are held for trading purposes. As of December 31, 2018, the Bank did not use interest rate derivatives to hedge its interest rate risk.

The information concerning quantitative and qualitative disclosure about market risk called for by Item 305 of Regulation S-K is included as part of Item 7 of this Annual Report.

ITEM 8.	Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this Annual Report. See Part IV, Item 15.

ITEM 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

As previously disclosed by the Company, on April 12, 2018, the Company engaged Squar Milner LLP (“Squar Milner”) as its independent registered public accounting firm to audit the Company’s consolidated financial statements, replacing Crowe Horwath LLP (“Crowe Horwath”) who was dismissed on the same date. Crowe Horwath had served as the Company’s independent registered public accounting firm since April 7, 2017.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Interim Chief Executive Officer and Chief Financial Officer of the effectiveness, as of December 31, 2018, of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on such evaluation, and in light of the material weakness discussed below under “Management’s Assessment of Internal Control Over Financial Reporting,” our Interim Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2018, our disclosure controls and procedures were not effective at the reasonable assurance level.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those written policies and procedures that:

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

Management’s Assessment of Internal Control Over Financial Reporting

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design and the testing of the operational effectiveness of the Company’s internal control over financial reporting. Based on management’s assessment, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2018, due to the material weakness identified below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based upon management’s assessment, management believes that the following material weakness in our internal control over financial reporting existed as of December 31, 2018:

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

Changes in Internal Control Over Financial Reporting

Other than efforts to remediate the material weakness noted in Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the year ended December 31, 2017, there were no changes in our internal control over financial reporting during the year ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only management’s assessment in this Annual Report.

Remediation Plans

Management is dedicated to remediating the control deficiencies that gave rise to the material weakness in our internal control over financial reporting. In January 2019, we implemented a remediation plan with input from our independent auditors. Management must test and evaluate the new processes to determine whether they are designed and operating effectively.  However, we cannot guarantee that the measures we have taken will remediate the identified material weakness or that any additional material weaknesses will not arise in the future.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Pursuant to General Instruction G(3) of Form 10-K, the information required by this Item 10 is incorporated by reference from the information contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2019 Annual Meeting of Stockholders (the “2019 Proxy Statement”) under the sections entitled “Board of Directors – Nominees for Directors,” “Executive Compensation – Executive Officers,” “Board of Directors – Committees, Membership and Meetings,” “Corporate Governance – Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference from the information contained in our 2019 Proxy Statement under the sections entitled “Board of Directors – Committees, Membership and Meetings,” “Board of Directors – Director Compensation” and “Executive Compensation.”

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference from the information contained in our 2019 Proxy Statement under the sections entitled “Beneficial Ownership of Common Stock” and “Executive Compensation – Equity Compensation Plan Information.”

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item 13 is incorporated by reference from the information contained in our 2019 Proxy Statement under the sections entitled “Corporate Governance – Director Independence” and “Transactions with Related Persons.”

ITEM 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference from the information contained in our 2019 Proxy Statement under the section entitled “Ratification of Selection of Independent Registered Public Accounting Firm.”

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

BANKGUAM HOLDING COMPANY

	BY:	/s/ JOAQUIN P.L.G. COOK
Joaquin P.L.G. Cook
DATE: March 15, 2019		Interim President and Chief Executive Officer

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Name	Title	Date

/s/ JOAQUIN P.L.G. COOK Joaquin P.L.G. Cook	Director, Interim President and Chief Executive Officer (Principal Executive Officer)	March 15, 2019

/s/ FRANCISCO M. ATALIG Francisco M. Atalig	Chief Financial Officer (Principal Financial Officer)	March 15, 2019

/s/ SYMON A. MADRAZO Symon A. Madrazo	Controller (Controller)	March 15, 2019

/s/ WILLIAM D. LEON GUERRERO William D. Leon Guerrero	Vice Chair of the Board, Executive Vice President, Chief Operating Officer and Director	March 15, 2019

/s/ MARIA EUGENIA H. LEON GUERRERO	Executive Vice President and Director	March 15, 2019
Maria Eugenia H. Leon Guerrero

/s/ ROGER P. CROUTHAMEL Roger P. Crouthamel	Corporate Secretary and Director	March 15, 2019

/s/ MARTIN D. LEON GUERRERO Martin D. Leon Guerrero	Treasurer, Assistant Corporate Secretary and Director	March 15, 2019

/s/ PATRICIA P. ADA Patricia P. Ada	Director	March 15, 2019

/s/ FRANCES L.G. BORJA Frances L.G. Borja	Director	March 15, 2019

/s/ Keven F. CAMACHO Keven F. Camacho	Director	March 15, 2019

/s/ JOSEPH CRISOSTOMO Joseph Crisostomo	Director	March 15, 2019

/s/ Mark J. SABLAN Mark J. Sablan	Director	March 15, 2019

/s/ JOHN S. SAN AGUSTIN John S. San Agustin	Director	March 15, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of BankGuam Holding Company.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of BankGuam Holding Company and subsidiary (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

San Diego, California

March 15, 2019

BankGuam Holding Company

Consolidated Statements of Financial Condition

(Dollar and Share Amounts in Thousands, Except Par Value)

	December 31,
	2018	2017
ASSETS
Cash and due from banks	$33,279	$29,033
Interest bearing deposits in banks	121,816	97,094
Total cash and cash equivalents	155,095	126,127
Restricted cash	400	400
Investment in unconsolidated subsidiary	3,291	3,167
Investment securities available-for-sale, at fair value	381,042	460,788
Investment securities held-to-maturity, at amortized cost (Fair Value $67,477 at 12/31/18 and $89,999 at 12/31/17, respectively)	68,088	89,677
Federal Home Loan Bank stock, at cost	2,356	2,303
Loans, net of allowance for loan losses ($23,774 and $17,279, respectively)	1,212,141	1,209,824
Accrued interest receivable	6,221	5,728
Premises and equipment, net	18,471	17,842
Other assets	44,597	50,090
Total assets	$1,891,702	$1,965,946

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$538,168	$508,149
Interest bearing	1,190,655	1,307,983
Total deposits	1,728,823	1,816,132
Accrued interest payable	137	131
Other liabilities	14,447	11,536
Total liabilities	1,743,407	1,827,799
Commitments and contingencies (Note 16)

Stockholders’ equity:
Common stock $0.2083 par value; 48,000 shares authorized; 9,679 and 9,446 shares issued and 9,646 and 9,414 shares outstanding at 12/31/18 and 12/31/17, respectively	2,017	1,969
Preferred stock $100 par value; 300 shares authorized; 9.8 shares issued and outstanding	980	980
Additional paid-in capital, Common stock	24,214	21,472
Additional paid-in capital, Preferred stock	8,803	8,803
Retained earnings	117,339	108,900
Accumulated other comprehensive loss	(4,768)	(3,687)
Common stock in treasury, at cost (32 shares)	(290)	(290)
Total stockholders’ equity	148,295	138,147
Total liabilities and stockholders’ equity	$1,891,702	$1,965,946

The accompanying notes are an integral part of the consolidated financial statements.

BankGuam Holding Company

Consolidated Statements of Income

(Dollar and Share Amounts in Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2018	2017	2016
Interest income:
Loans	$79,158	$72,457	$69,914
Investment securities	9,682	8,217	5,142
Deposits with banks	1,202	1,009	493
Total interest income	90,042	81,683	75,549
Interest expense:
Savings deposits	1,995	2,052	1,836
Time deposits	115	143	142
Other borrowed funds	10	-	165
Total interest expense	2,120	2,195	2,143
Net interest income	87,922	79,488	73,406
Provision for loan losses	12,862	7,519	3,900
Net interest income, after provision for loan losses	75,060	71,969	69,506

Non-interest income:
Service charges and fees	6,550	6,616	5,824
(Loss) gain on sale of investment securities	(593)	4	401
Income from merchant services, net	2,385	2,422	2,108
Cardholders income, net	1,230	941	1,754
Trustee fees	2,548	3,429	911
Other income	3,599	3,151	2,894
Total non-interest income	15,719	16,563	13,892
Non-interest expense:
Salaries and employee benefits	36,654	34,171	31,618
Occupancy	7,339	6,729	6,329
Equipment and depreciation	10,142	9,102	7,382
Insurance	1,759	1,665	1,625
Telecommunications	1,959	1,769	1,647
FDIC assessment	1,330	1,477	1,325
Professional services	2,686	1,876	1,999
Contract services	1,759	1,899	1,607
Other real estate owned	696	179	133
Stationery and supplies	855	790	926
Training and education	1,062	1,167	1,025
General, administrative and other	8,786	9,528	8,513
Total non-interest expense	75,027	70,352	64,129
Income before income taxes	15,752	18,180	19,269
Income tax expense	2,913	9,636	5,716
Net income	12,839	8,544	13,553
Preferred stock dividend	(546)	(552)	(49)
Net income attributable to common stockholders	$12,293	$7,992	$13,504

Earnings per common share:
Basic	$1.28	$0.86	$1.46
Diluted	$1.28	$0.86	$1.46
Dividends declared per common share	$0.40	$0.40	$0.40
Basic weighted average common shares	9,614	9,291	9,251
Diluted weighted average common shares	9,614	9,291	9,251

The accompanying notes are an integral part of the consolidated financial statements.

BankGuam Holding Company

Consolidated Statements of Comprehensive Income

(Dollar Amounts in Thousands)

	Years Ended December 31,
	2018	2017	2016
Net income	$12,839	$8,544	$13,553
Other comprehensive (loss) income:
Unrealized holding (loss) gain on available-for-sale securities arising during the period, net of tax	(2,235)	(346)	169
Reclassification for loss (gain) realized on available-for-sale securities	593	(4)	(401)
Amortization of post-transfer unrealized holding loss on held-to-maturity securities during the period, net of tax	561	435	443
Total other comprehensive (loss) income	(1,081)	85	211
Total comprehensive income	$11,758	$8,629	$13,764

The accompanying notes are an integral part of the consolidated financial statements.

BankGuam Holding Company

Consolidated Statements of Stockholders’ Equity

(Dollar Amounts in Thousands, Except Number of Shares)

	Number of Common Shares	Common Stock	Preferred Stock	Paid-in Capital - Common	Paid-in Capital - Preferred	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Treasury Stock	Total
Balances, January 1, 2016	9,240,887	$1,933	$-	$19,659	$-	$94,823	$(3,983)	$(290)	$112,142
Comprehensive income:
Net income	-	-	-	-	-	13,553	-	-	13,553
Change in accumulated other comprehensive income:
Unrealized loss on available-for-sale securities	-	-	-	-	-	-	211	-	211
Issuance of Restricted Stock	26,909	5	-	258	-	-	-	-	263
Common stock issued under Employee Stock Purchase Plan & Service Awards	-	-	980	-	8,803	-	-	-	9,783
Cash dividends on common stock	-	-	-	-	-	(3,701)	-	-	(3,701)
Cash dividends on preferred stock	-	-	-	-	-	(49)	-	-	(49)
Balances, December 31, 2016	9,267,796	1,938	980	19,917	8,803	104,626	(3,772)	(290)	132,202
Comprehensive income:
Net income	-	-	-	-	-	8,544	-	-	8,544
Change in accumulated other comprehensive income:
Unrealized gain on available-for-sale securities	-	-	-	-	-	-	85	-	85
Common stock issued under Employee Stock Purchase Plan & Service Awards	23,886	5	-	249	-	-	-	-	254
Common stock issued	122,276	26	-	1,306	-	-	-	-	1,332
Cash dividends on common stock	-	-	-	-	-	(3,718)	-	-	(3,718)
Cash dividends on preferred stock	-	-	-	-	-	(552)	-	-	(552)
Balances, December 31, 2017	9,413,958	1,969	980	21,472	8,803	108,900	(3,687)	(290)	138,147
Comprehensive income:
Net income	-	-	-	-	-	-	-	-	12,839
Change in accumulated other comprehensive income:
Unrealized gain on available-for-sale securities	-	-	-	-	-	-	(1,081)	-	(1,081)
Common stock issued under Employee Stock Purchase Plan & Service Awards	14,563	3	-	145	-	-	-	-	148
Common stock issued	217,823	45	-	2,597	-	-	-	-	2,642
Cash dividends on common stock	-	-	-	-	-	-	-	-	(3,854)
Cash dividends on preferred stock	-	-	-	-	-	-	-	-	(546)
Balances, December 31, 2018	9,646,344	$2,017	$980	$24,214	$8,803	$-	$(4,768)	$(290)	$148,295

The accompanying notes are an integral part of the consolidated financial statements.

BankGuam Holding Company

Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$12,839	$8,544	$13,553
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	12,862	7,519	3,900
Depreciation	3,640	3,401	3,397
Amortization of fees, discounts and premiums	1,263	1,371	1,470
(Loss) gain on sales of other real estate owned, net	(34)	(49)	24
Proceeds from sales of loans held for sale	5,670	17,763	18,614
Origination of loans held for sale	(5,670)	(17,763)	(18,614)
Increase (decrease) in mortgage servicing rights	125	376	(65)
Realized loss (gain) on sale of available-for-sale securities	593	(4)	(401)
Realized gain on sale of premises and equipment	(9)	-	(18)
Income from equity investment in unconsolidated subsidiary	(527)	(423)	-
Dividends received from unconsolidated subsidiary	403	281	50
Net change in operating assets and liabilities:
Accrued interest receivable	(493)	(970)	(659)
Other assets	5,250	(8,466)	(7,643)
Accrued interest payable	6	9	9
Other liabilities	2,911	977	1,199
Net cash provided by operating activities	38,829	12,566	14,816

Cash flows from investing activities:
Acquisition of an unconsolidated subsidiary	-	-	(3,075)
Purchases of available-for-sale securities	(88,496)	(141,364)	(261,992)
Purchases of held-to-maturity securities	-	-	(4,036)
Proceeds from sales of available-for-sale securities	94,752	35,623	39,951
Maturities, prepayments and calls of available-for-sale securities	70,392	63,493	28,839
Maturities, prepayments and calls of held-to-maturity securities	21,750	6,548	8,389
Loan originations and principal collections, net	(15,297)	(59,074)	(107,430)
(Costs of) proceeds from FHLB stock (purchase) redemption	(53)	(448)	(93)
Proceeds from sales of other real estate owned	280	768	1,517
Proceeds from sales of premises and equipment	9	19	18
Purchases of premises and equipment	(4,279)	(3,433)	(3,347)
Net cash provided by (used in) investing activities	79,058	(97,868)	(301,259)

Cash flows from financing activities:
Net (decrease) increase in deposits	(87,309)	37,462	355,999
Proceeds from issuance of common stock	2,790	1,586	263
Proceeds from issuance of preferred stock	-	-	9,783
Dividends paid	(4,400)	(4,270)	(3,750)
Net cash (used in) provided by financing activities	(88,919)	34,778	362,295
Net change in cash, cash equivalents and restricted cash	28,968	(50,524)	75,852
Cash, cash equivalents and restricted cash at beginning of period	126,527	177,051	101,199
Cash, cash equivalents and restricted cash at end of period	$155,495	$126,527	$177,051

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,103	$2,183	$1,971
Income taxes	3,979	7,549	7,040
Supplemental disclosure of noncash investing and financing activities:
Net change in unrealized loss on held-to-maturity securities, net of tax	561	435	445
Net change in unrealized (loss) gain on available-for-sale securities, net of tax	(1,643)	(349)	(234)
Other real estate owned transferred from loans, net	-	569	821
Other real estate owned transferred to loans, net	(118)	(342)	(197)

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

The Company’s investment in ASC Trust Corporation is accounted for under the equity method of accounting.

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

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand and balances due from banks, Federal Funds sold, cash items in transit and interest bearing deposits with other banks. The Bank is required by the Federal Reserve System to maintain cash reserves against certain of its deposit accounts. At December 31, 2018 and 2017, the required combined reserves totaled approximately $39.2 million and $32.2 million, respectively.

Restricted Cash

Interest-bearing deposits in banks that mature within one year are carried at cost. $150 thousand of these deposits are held by the Bank jointly under the names of Bank of Guam and the Guam Insurance Commissioner, and serve as a bond for the Bank of Guam Trust Department, and $250 thousand of these deposits are held by the Bank of Guam and are pledged for the Banker’s Loan Processing (BLP) program with one of its correspondent banks in San Francisco.

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

During the years ended December 31, 2018, 2017 and 2016, the Bank originated and sold approximately $5.7 million, $17.8 million and $18.6 million, respectively, of the above-mentioned loans. At December 31, 2018, the Bank held 26 FHLMC loans in its inventory. Those loans with a total value of $5.7 million were sold to FHLMC by January 11, 2019.

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

Premises and equipment are periodically evaluated for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. Impairment exists when the expected undiscounted future cash flows of premises and equipment are less than their carrying amount. In that event, the Bank records a loss for the difference between the carrying amount and the estimated fair value of the asset based on appraised values or quoted prices.

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

Note 3 – Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”. Among other objectives, it is intended to provide more useful information to the users of financial statements by making the definition and recognition of revenue more comparable across reporting entities, industries, jurisdictions and capital markets. As deferred by ASU No. 2015-14, this Standard was effective January 1, 2018, upon which date we implemented it. The Company’s revenue is primarily comprised of net interest income on financial assets less interest paid on financial liabilities, which are excluded from the scope of ASU No. 2014-09. The Company evaluated its various revenue streams and determined that “Service charges on deposit accounts” and “Online fees” are included in the scope of ASC 606. The fees charged from “Service charges on deposit accounts” are based on services provided or transactions performed, and the “Online fees” associated with business accounts are billed at the end of each month or upon occurrence. Neither revenue stream results in a difference from historic revenue recognition practices. The revenue earned from these services and its percentage of total revenue for the twelve months ended December 31, 2018 are $4.8 million, or 4.56%, and $822 thousand, or 0.78%, respectively. The Company has determined that the result of applying this ASU to the revenue streams affected has not been material to the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”, to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information and to address certain aspects of the recognition, measurement, presentation and disclosure of the fair value, including impairment assessments, of financial instruments. The Company has an equity investment in ASC Trust Corporation that is accounted for under the equity method and is excluded from the scope of ASU 2016-01. We adopted ASU 2016-01 on January 1, 2018, and it did not have a significant impact on the Company’s consolidated financial statements as all of the Company’s investment securities are classified as available-for-sale and held-to-maturity debt securities.

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”. This update requires that the service cost component of the Bank’s Supplemental Executive Retirement Program (SERP) be recorded and reported separately from the other cost components, in the same line item as other compensation costs related to services rendered by the beneficiary employees during the reporting period. The Company currently reports both the service cost and the other cost components as a portion of General, administrative and other expense, whereas this update will require that the service cost component be reported as a portion of Salaries and employee benefits. This update also requires that the details of the components of the SERP be reported for the interim periods, in addition to the annual reporting of these costs. We adopted ASU 2017-07 effective January 1, 2018, and have concluded that it has had no material impact on our financial statements.

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting”, which clarifies the application of the guidance in Topic 718 on stock compensation in order to reduce the diversity in practice and to reduce the cost and complexity of applying the Topic to a change in the terms or conditions of a share-based payment award. Although this standard was adopted effective January 1, 2018, the Company has not issued any stock options or phantom stock options to date; accordingly, this update has had no impact on our consolidated financial position or results of operation at this time.

Recently Issued but Not Yet Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, a new Topic which, as modified by ASU 2018-10 and ASU 2018-12, will be effective beginning January 1, 2019, and is intended to increase transparency and comparability among organizations by recognizing right-of-use (ROU) assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements on the basis that it is important that users of financial statements have a complete and understandable picture of an entity’s leasing activities.

The new standard allows for several transition practical expedients. The Company elected the transition method to not restate the comparative periods. The Company has chosen to elect the package of practical expedients, which permits the Company to forgo reassessing lease identification, lease classification, and initial direct costs. The Company will apply the hindsight practical expedient when evaluating the lease term and assessing impairment for ROU assets. The Company also elected to combine the lease and non-lease components such as maintenance fees as a single lease component of bank premises and building space leases and elected to use the remaining lease term instead of total lease term in determining the Incremental Borrowing Rate. The Company has made an accounting policy election to not recognize lease liabilities and ROU assets for short-term leases, which are leases with initial terms of 12 months or less and for which there is not a purchase option that is reasonably certain to be exercised. All leases within the Company’s portfolio are classified as operating leases.

While the Company is in the process of finalizing the implementation of ASC 842, it believes the most significant impact will be the recognition of new ROU assets and lease liabilities on its balance sheet for its branch premises and building operating leases.

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

Also in March 2017, the FASB issued ASU 2017-08, “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities”. This update shortens the amortization period of a callable security that is held at a premium to the earliest call date of that security instead of the contractual life of the security. Although the Company does not currently hold any callable securities at a premium, we may do so in the future. Unless such securities are purchased by us, we do not believe that ASU 2017-08, which becomes effective January 1, 2019, will have an impact on our consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220)”. This update allows a reclassification from accumulated other income to retained earnings for stranded tax effects related to the Tax Cuts and Jobs Act of December 22, 2017, and is intended to improve the usefulness of information reported to the users of financial statements. The effective date of this update is for fiscal years beginning after December 15, 2018. Although adoption of this standard is not required of the Company until January 1, 2020, early adoption is permitted, and we will adopt this Standard at March 31, 2019.

Note 4 – Interest-Bearing Deposits and Restricted Cash

The Company had $122.2 million and $97.5 million in interest bearing deposits, including restricted cash, at other financial institutions at December 31, 2018 and 2017, respectively. The weighted average percentage yields on these deposits were 2.40% and 1.50% at December 31, 2018 and 2017, respectively. Interest bearing deposits with financial institutions can be withdrawn by the Bank on demand, and are considered cash equivalents for purposes of the consolidated statements of financial condition and cash flows.

At both December 31, 2018 and December 31, 2017, we had $400 thousand of restricted cash, held in time deposits that were scheduled to mature within one year. Of these deposits, $150 thousand are held by the Bank jointly under the names of Bank of Guam and the Guam Insurance Commissioner, and serve as a bond for the Bank of Guam Trust Department, and $250 thousand are held by Bank of Guam, and are pledged for Banker’s Loan Processing (BLP) program with Pacific Coast Bankers Bank in California.  The weighted average percentage yields on these restricted cash deposits were 1.49% and 0.86% at December 31, 2018 and 2017, respectively.

Note 5 – Investment Securities

The amortized cost and estimated fair value of investment securities, with gross unrealized gains and losses, were as follows:

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$100,497	$-	$(1,587)	$98,910
U.S. government agency pool securities	213,055	24	(1,707)	211,372
U.S. government agency or GSE residential mortgage-backed securities	72,735	-	(1,975)	70,760
Total	$386,287	$24	$(5,269)	$381,042

Securities Held-to-Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$38,445	$46	$(88)	$38,403
U.S. government agency pool securities	9,089	3	(80)	9,012
U.S. government agency or GSE residential mortgage-backed securities	20,554	29	(521)	20,062
Total	$68,088	$78	$(689)	$67,477

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$105,407	$-	$(1,380)	$104,027
U.S. government agency pool securities	283,611	51	(1,319)	282,343
U.S. government agency or GSE residential mortgage-backed securities	75,560	-	(1,142)	74,418
Total	$464,578	$51	$(3,841)	$460,788

Securities Held-to-Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$45,178	$505	$(113)	$45,570
U.S. government agency pool securities	11,756	33	(35)	11,754
U.S. government agency or GSE residential mortgage-backed securities	32,743	243	(311)	32,675
Total	$89,677	$781	$(459)	$89,999
At December 31, 2018 and 2017, investment securities with a carrying value of $285.9 million and $307.3 million, respectively, were pledged to secure various government deposits and other government requirements.

Proceeds and gross realized gains (losses) from the sales or calls of investment securities for the years ended December 31, 2018 and 2017, are shown below:

	Years Ended December 31,
	2018	2017
Proceeds from sales	$94,752	$35,623
Gross realized gains from sales	$-	$21
Gross realized losses from sales	$(593)	$(17)

The amortized cost and estimated fair value of investment securities by contractual maturity at December 31, 2018 and 2017, are shown below.  Actual maturities may differ from contractual maturities because issuers may have the right to call or borrowers the right to prepay obligations with or without call or prepayment penalties.  At December 31, 2018, obligations of U.S. government corporations and agencies with amortized costs totaling $454.4 million consist predominantly of Small Business Administration agency pool securities totaling $222.1 million and residential mortgage-backed securities totaling $93.3 million whose contractual maturity, or principal repayment, will follow the repayment of the underlying small business loans or mortgages.  For purposes of the following table, the entire outstanding balance of these SBA Pools and mortgage-backed securities issued by U.S. government corporations and agencies is categorized based on final maturity date.  At December 31, 2018, the Bank estimates the average remaining life of these SBA Pools and mortgage-backed securities to be approximately 3.8 years and 3.6 years, respectively.

	December 31, 2018
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Due within one year	$19,996	$19,739	$11,975	$11,911
Due after one but within five years	83,671	82,323	32,511	32,512
Due after five years but within ten years	98,465	97,339	13,995	13,769
Due after ten years	184,155	181,641	9,607	9,285
Total	$386,287	$381,042	$68,088	$67,477

	December 31, 2017
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)
Due within one year	$336	$336	$7,004	$6,978
Due after one but within five years	111,443	110,041	53,451	54,044
Due after five years but within ten years	51,861	51,450	18,336	18,262
Due after ten years	300,938	298,961	10,886	10,715
Total	$464,578	$460,788	$89,677	$89,999

For the years ended December 31, 2018, 2017 and 2016, proceeds from sales of available-for-sale securities amounted to $94.8 million, $35.6 million and $40.0 million, respectively; gross realized gains were $0, $21 thousand and $406 thousand, and gross realized losses were $593 thousand, $17 thousand and $5 thousand, respectively; gross unrealized gains were $24 thousand, $51 thousand and $166 thousand, respectively, and gross unrealized losses were $5.3 million, $3.8 million and $3.4 million, respectively.

Temporarily Impaired Securities

The following table indicates the gross unrealized losses and fair value of the Bank’s investments, with unrealized losses that are not deemed to be OTTI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2018 and 2017.

	December 31, 2018
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
Securities Available for Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$-	$-	$(1,587)	$98,910	$(1,587)	$98,910
U.S. government agency pool securities	(217)	32,633	(1,490)	157,403	(1,707)	190,036
U.S. government agency or GSE residential mortgage-backed securities	(116)	12,679	(1,859)	58,081	(1,975)	70,760
Total	$(333)	$45,312	$(4,936)	$314,394	$(5,269)	$359,706

Securities Held to Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(12)	$4,918	$(76)	$8,954	$(88)	$13,872
U.S. government agency pool securities	(62)	6,609	(18)	2,232	(80)	8,841
U.S. government agency or GSE residential mortgage-backed securities	(25)	5,219	(496)	12,330	(521)	17,549
Total	$(99)	$16,746	$(590)	$23,516	$(689)	$40,262

	December 31, 2017
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
Securities Available for Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(273)	$29,582	$(1,107)	$74,445	$(1,380)	$104,027
U.S. government agency pool securities	(241)	91,519	(1,078)	168,164	(1,319)	259,683
U.S. government agency or GSE residential mortgage-backed securities	(321)	35,384	(821)	39,034	(1,142)	74,418
Total	$(835)	$156,485	$(3,006)	$281,643	$(3,841)	$438,128

Securities Held to Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(33)	$4,002	$(80)	$11,946	$(113)	$15,948
U.S. government agency pool securities	(10)	5,422	(25)	3,201	(35)	8,623
U.S. government agency or GSE residential mortgage-backed securities	(101)	8,478	(210)	5,371	(311)	13,849
Total	$(144)	$17,902	$(315)	$20,518	$(459)	$38,420

The Bank does not believe that the investment securities that were in an unrealized loss position as of December 31, 2018, which comprised a total of 157 securities, were other than temporarily impaired. Specifically, the 157 securities are comprised of the following: 90 Small Business Administration (SBA) Pool securities, 19 mortgage-backed securities issued by Government National Mortgage Association (GNMA),  15 U.S. Treasuries, 19 mortgage-backed securities and 1 agency security issued by Federal National Mortgage Association (FNMA), 7 agency securities issued by Federal Home Loan Bank (FHLB) 4 mortgage-backed securities and 1 agency security issued by Federal Home Loan Mortgage Corporation (FHLMC), and 1 agency security issued by Federal Farm Credit Banks (FFCB).

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

Investment in Unconsolidated Subsidiary

In May 2016, the Company entered into a Stock Purchase Agreement to acquire 25% of ASC Trust Corporation, a Guam trust company. In July 2016, subsequent to the approval of the Federal Reserve Bank of San Francisco in June 2016, the purchase was executed. The Company took on $3.5 million in subordinated debt in connection with the purchase to finance the transaction, which debt has since been retired. The Agreement provides for the acquisition of an additional 20% of the stock of ASC Trust Corporation in April 2019, which has been revised to July 2019, and another 25% in April 2021, with both future purchases subject to regulatory approval. The Agreement contains customary warranties, representations and indemnification provisions.

Note 6 – Loans

The Bank provides commercial and industrial, commercial mortgage, commercial construction, automobile and other consumer loans in each of the markets it serves. It also offers residential mortgage, home equity and certain U.S. government guaranteed loans in Guam, the Northern Mariana Islands and California. The Bank has two commercial agricultural loans outstanding in Guam.

Outstanding loan balances are presented net of unearned income, net deferred loan fees, and unamortized discount and premium totaling $2.6 million at December 31, 2018 and $2.8 million at December 31, 2017.

The loan portfolio consisted of the following at:

	December 31,
	2018		2017
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial
Commercial & industrial	$243,465	19.7%	$256,022	20.8%
Commercial mortgage	560,827	45.3%	553,125	45.0%
Commercial construction	39,408	3.2%	10,157	0.8%
Commercial agriculture	688	0.1%	716	0.1%
Total commercial	844,388	68.2%	820,020	66.7%
Consumer
Residential mortgage	138,923	11.2%	137,962	11.2%
Home equity	1,325	0.1%	545	0.0%
Automobile	26,686	2.2%	30,490	2.5%
Other consumer loans[1]	227,242	18.3%	240,863	19.6%
Total consumer	394,176	31.8%	409,860	33.3%
Gross loans	1,238,564	100.0%	1,229,880	100.0%
Deferred loan (fees) costs, net	(2,649)		(2,777)
Allowance for loan losses	(23,774)		(17,279)
Loans, net	$1,212,141		$1,209,824
[1]	Comprised of other revolving credit, installment, and overdrafts.

At December 31, 2018, total gross loans increased by $8.7 million, to $1.24 billion, up from $1.23 billion at December 31, 2017. The growth in loans was largely attributed to (i) an increase of $29.3 million in the commercial construction loan category, from $10.2 million to $39.4 million, (ii) an increase of $7.7 million commercial mortgage loans, from $553.1 million to $560.8 million, (iii) a $961 thousand increase in residential mortgage loans, to $138.9 million from $138.0 million, due to  new loans, and (iv) an increase of $780 thousand in home equity loans, from $545  thousand to $ 1.3 million. These were partially offset by (i) a $13.6 million decrease in other consumer loans, to $ 227.2 million from $ 240.9 million, due primarily to payoffs and paydowns, (ii) a $12.6 million decrease in commercial & industrial loan category due to payoffs and paydowns, and (iii) a $3.8  million decrease in automobile loans outstanding.

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

Set forth below is a summary of the Company’s activity in the allowance for loan losses during the years ended December 31, 2018, 2017 and 2016:

	December 31,
	2018	2017	2016
	(Dollars in thousands)
Balance, beginning of period	$17,279	$15,435	$14,159
Provision for loan losses	12,862	7,519	3,900
Recoveries on loans previously charged off	1,834	1,604	3,007
Charged off loans	(8,201)	(7,279)	(5,631)
Balance, end of period	$23,774	$17,279	$15,435

The $6.5 million increase in the allowance for loan losses is primarily due to an increase in classified loans, consumer loan delinquency rates and as a result of the bankruptcy filing of a large commercial loan borrower, which bankruptcy was filed in January 2019, along with management’s reassessment of economic conditions and prospects. The allowance will change in the future in response to changes in the size, composition and quality of the loan portfolio, as well as periodic reassessments of prospective economic conditions. The borrower filing for bankruptcy was evaluated under ASC 450 – “Contingencies”, and the Bank holds $4.7 million in deposits for which the Court has approved a right of offset. The Bank also has assigned a specific allowance of $5.2 million to the outstanding debt. The outstanding loans under bankruptcy have been classified as substandard, but are still accruing interest and the scheduled payments on the loans remain current.

Set forth below is information regarding gross loan balances and the related allowance for loan losses, by portfolio type, for the years ended December 31, 2018, 2017 and 2016.

	Commercial	Residential Mortgages	Consumer	Total
	(Dollars in thousands)
Year Ended December 31, 2018
Allowance for loan losses:
Balance at beginning of period	$7,623	$1,409	$8,247	$17,279
Charge-offs	(356)	(9)	(7,836)	$(8,201)
Recoveries	39	7	1,788	$1,834
Provision	7,581	241	5,040	$12,862
Balance at end of period	$14,887	$1,648	$7,239	$23,774

Allowance balance at end of year related to:
Loans individually evaluated for impairment	$5,204	$104	$1,518	$6,826
Loans collectively evaluated for impairment	9,683	1,544	5,721	$16,948
Ending balance	$14,887	$1,648	$7,239	$23,774

Loan balances at end of year:
Loans individually evaluated for impairment	$18,328	$4,925	$1,746	$24,999
Loans collectively evaluated for impairment	826,060	135,323	252,182	1,213,565
Ending balance	$844,388	$140,248	$253,928	$1,238,564

Year Ended December 31, 2017
Allowance for loan losses:
Balance at beginning of year	$7,264	$1,773	$6,398	$15,435
Charge-offs	(172)	(145)	(6,962)	(7,279)
Recoveries	47	6	1,551	1,604
Provision	484	(225)	7,260	7,519
Balance at end of year	$7,623	$1,409	$8,247	$17,279

Allowance balance at end of year related to:
Loans individually evaluated for impairment	$28	$90	$1,747	$1,865
Loans collectively evaluated for impairment	7,595	1,319	6,500	$15,414
Ending balance	$7,623	$1,409	$8,247	$17,279

Loan balances at end of year:
Loans individually evaluated for impairment	$7,094	$5,442	$2,237	$14,773
Loans collectively evaluated for impairment	812,926	133,065	269,116	1,215,107
Ending balance	$820,020	$138,507	$271,353	$1,229,880

Year Ended December 31, 2016
Allowance for loan losses:
Balance at beginning of year	$6,890	$1,853	$5,416	$14,159
Charge-offs	(276)	(121)	(5,234)	$(5,631)
Recoveries	1,691	6	1,310	$3,007
Provision	(1,041)	35	4,906	$3,900
Balance at end of year	$7,264	$1,773	$6,398	$15,435

Allowance balance at end of year related to:
Loans individually evaluated for impairment	$157	$137	$1,858	$2,152
Loans collectively evaluated for impairment	7,107	1,636	4,540	$13,283
Ending balance	$7,264	$1,773	$6,398	$15,435

Loan balances at end of year:
Loans individually evaluated for impairment	$7,577	$6,208	$1,897	$15,682
Loans collectively evaluated for impairment	799,922	138,223	222,180	$1,160,325
Ending balance	$807,499	$144,431	$224,077	$1,176,007

Impairment is measured on a loan-by-loan basis for commercial and real estate loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral (if the loan is collateral dependent). Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment and are not immediately written-off, but a portion of the allowance is allocated to these loans based on the evaluation. The Bank performs direct write-downs of impaired loans with a charge to the allocated component of the allowance, therefore reducing the allocated component of the reserve to zero at the end of each reporting period.

The following table provides a summary of the delinquency status of the Bank’s gross loans by portfolio type:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Non-Accrual	90 Days and Greater Still Accruing	Total Past Due	Current	Total Loans Outstanding
	(Dollars in thousands)
December 31, 2018
Commercial
Commercial & industrial	$310	$-	$14	$530	$854	$242,611	$243,465
Commercial mortgage	419	-	1,287	184	1,890	558,937	560,827
Commercial construction	300	-	-	-	300	39,108	39,408
Commercial agriculture	-	-	-	-	-	688	688
Total commercial	1,029	-	1,301	714	3,044	841,344	844,388

Consumer
Residential mortgage	4,565	3,847	1,805	12	10,229	128,694	138,923
Home equity	-	91	-	-	91	1,234	1,325
Automobile	1,095	290	-	135	1,520	25,166	26,686
Other consumer [1]	3,505	1,583	335	1,123	6,546	220,696	227,242
Total consumer	9,165	5,811	2,140	1,270	18,386	375,790	394,176
Total	$10,194	$5,811	$3,441	$1,984	$21,430	$1,217,134	$1,238,564

December 31, 2017
Commercial
Commercial & industrial	$155	$546	$-	$20	$721	$255,301	$256,022
Commercial mortgage	-	803	364	-	1,167	551,958	553,125
Commercial construction	-	-	-	-	-	10,157	10,157
Commercial agriculture	-	-	-	-	-	716	716
Total commercial	155	1,349	364	20	1,888	818,132	820,020

Consumer
Residential mortgage	5,804	3,046	2,373	-	11,223	126,739	137,962
Home equity	7	96	-	-	103	442	545
Automobile	1,512	415	-	201	2,128	28,362	30,490
Other consumer 1	3,513	2,157	257	1,725	7,652	233,211	240,863
Total consumer	10,836	5,714	2,630	1,926	21,106	388,754	409,860
Total	$10,991	$7,063	$2,994	$1,946	$22,994	$1,206,886	$1,229,880
[1]	Comprised of other revolving credit, installment loans, and overdrafts.

Generally, the accrual of interest on a loan is discontinued when principal or interest payments become more than 90 days past due, unless management believes the loan is adequately collateralized and it is in the process of collection. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received, except when the ultimate collectability of principal is probable, in which case interest payments are credited to income. Non-accrual loans may be restored to accrual status when principal and interest become current and full repayment is expected. The following table provides information as of December 31, 2018 and 2017, with respect to loans on non-accrual status, by portfolio type:

	December 31, 2018	December 31, 2017
	(Dollars in thousands)
Non-accrual loans:
Commercial
Commercial & industrial	$310	$426
Commercial mortgage	6,909	6,554
Commercial construction	-	-
Commercial agriculture	-	-
Total commercial	7,219	6,980

Consumer
Residential mortgage	4,795	6,063
Home equity	91	-
Automobile	-	-
Other consumer [1]	278	311
Total consumer	5,164	6,374
Total non-accrual loans	$12,383	$13,354

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

The Company classifies its loan portfolios using internal credit quality ratings, as discussed above under Allowance for Loan Losses. The following table provides a summary of loans by portfolio type and the Company’s internal credit quality ratings as of December 31, 2018 and 2017.

	December 31,
	2018	2017	Increase (Decrease)
	(Dollars in thousands)
Pass:
Commercial & industrial	$204,805	$222,662	$(17,857)
Commercial mortgage	515,764	511,702	4,062
Commercial construction	39,408	10,157	29,251
Commercial agriculture	688	716	(28)
Residential mortgage	133,766	131,743	2,023
Home equity	1,235	538	697
Automobile	26,550	30,289	(3,739)
Other consumer	225,632	238,827	(13,195)
Total pass loans	$1,147,848	$1,146,634	$1,214
Special Mention:
Commercial & industrial	$8,732	$20,528	$(11,796)
Commercial mortgage	8,990	32,723	(23,733)
Commercial construction	-	-	-
Commercial agriculture	-	-	-
Residential mortgage	-	139	(139)
Home equity	-	-	-
Automobile	-	-	-
Other consumer	-	-	-
Total special mention loans	$17,722	$53,390	$(35,668)
Substandard:
Commercial & industrial	$29,924	$12,810	$17,114
Commercial mortgage	36,073	8,700	27,373
Commercial construction	-	-	-
Commercial agriculture	-	-	-
Residential mortgage	705	645	60
Home equity	-	-	-
Automobile	-	-	-
Other consumer	-	-	-
Total substandard loans	$66,702	$22,155	$44,547
Formula Classified:
Commercial & industrial	$4	$22	$(18)
Commercial mortgage	-	-	-
Commercial construction	-	-	-
Commercial agriculture	-	-	-
Residential mortgage	4,452	5,435	(983)
Home equity	91	7	84
Automobile	135	201	(66)
Other consumer	1,610	2,036	(426)
Total formula classified loans	$6,292	$7,701	$(1,409)
Doubtful:
Commercial & industrial	$-	$-	$-
Commercial mortgage	-	-	-
Commercial construction	-	-	-
Commercial agriculture	-	-	-
Residential mortgage	-	-	-
Home equity	-	-	-
Automobile	-	-	-
Other consumer	-	-	-
Total doubtful loans	$-	$-	$-
Total outstanding loans, gross	$1,238,564	$1,229,880	$8,684

As the above table indicates, the Company’s total loans approximated $1.24 billion at December 31, 2018, up from $1.23 billion at December 31, 2017. The disaggregation of the portfolio by risk rating in the table reflects the following changes between December 31, 2017, and December 31, 2018:

•

Loans rated “pass” totaled $1.15 billion at December 31, 2018, an increase of $1.2 million from $1.15 billion at December 31, 2017, due primarily to the increases of $29.3 million in commercial construction loans, $4.1 million in commercial mortgage loans and $2.0 million in residential mortgage loans. The increase in commercial construction loans is concentrated in two new loans. The commercial mortgage loan increase of $4.1 million and the residential mortgage loan increase of $2.0 million were due to net new loans being made. These increases were offset by the decreases of $17.9 million in commercial & industrial loans, $13.2 million in other consumer loans and $3.7 million in automobile loans. The decrease in commercial & industrial loans was due to two loan relationships totaling $5.1 million moved from “pass” to “special mention” and five loan relationships of $1.0 million moved from “pass” to “substandard” in addition to payoffs and pay downs.  The decreases in other consumer and automobile loans were due to payoffs, pay downs and charge-offs, partially offset by the addition of new consumer loan and automobile loan bookings.

•

The “special mention” category decreased by $35.7 million to $17.7 million at December 31, 2018. The commercial mortgage loan category decreased to $23.7 million, due to the three loan relationships totaling $27.6 million being reassigned from “special mention” to “substandard.” The commercial & industrial loan category decreased by $11.8 million, due primarily to two loan relationships totaling $18.0 million moved from “special mention” to “substandard.”

•

Loans classified as “substandard” increased by $44.5 million, to $ 66.7 million at December 31, 2018. Substandard commercial and industrial loans increased by $17.1 million, to $29.9 million, due primarily to the downgrade of two loan  relationships, and commercial mortgage loans increased by $27.4 million, to $36.1 million, primarily due to three loan relationships totaling $28.8 million that were downgraded from “special mention” to “substandard.” In addition, three loan relationships totaling $372 thousand downgraded from “pass” to “substandard.”

•

The “formula classified” category decreased by $1.4 million  during the period, to $6.3 million, primarily because of the decrease of $983 thousand in residential mortgages in this classification, due to regular loan pay downs and payoffs, and the decrease of $426 thousand in the other consumer loan category.

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

The following table sets forth information regarding non-accrual loans and restructured loans, at December 31, 2018 and December 31, 2017:

	December 31,
	2018	2017
	(Dollars in thousands)
Impaired loans:
Restructured loans:
Non-accruing restructured loans	$5,653	$5,265
Accruing restructured loans	254	305
Total restructured loans	5,907	5,570
Other impaired loans	19,092	9,203
Total impaired loans	$24,999	$14,773
Impaired loans less than 90 days delinquent and included in total impaired loans	$19,287	$6,651

The table below contains additional information with respect to impaired loans, by portfolio type, for the years ended December 31, 2018, 2017 and 2016:

	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
December 31, 2018, with no related allowance recorded:
Commercial & industrial	$11,110	$11,110	$3,206	$51
Commercial mortgage	7,016	7,026	6,759	4
Commercial construction	-	-	-	-
Commercial agriculture	-	-	-	-
Residential mortgage	27	27	27	-
Home equity	-	-	-	-
Automobile	-	-	-	-
Other consumer	-	-	-	-
Total impaired loans with no related allowance	$18,153	$18,163	$9,992	$55

December 31, 2018, with an allowance recorded:
Commercial & industrial	$126	$300	$181	$-
Commercial mortgage	77	93	272	1
Commercial construction	-	-	-	-
Commercial agriculture	-	-	-	-
Residential mortgage	4,807	4,857	4,933	2
Home equity	91	91	24	-
Automobile	135	135	97	2
Other consumer	1,610	1,401	1,903	19
Total impaired loans with related allowance recorded	$6,846	$6,877	$7,410	$24

December 31, 2017, with no related allowance recorded:
Commercial & industrial	$515	$515	$532	$1
Commercial mortgage	6,192	6,192	5,767	-
Commercial construction	-	-	-	-
Commercial agriculture	-	-	-	-
Residential mortgage	-	-	-	-
Home equity	-	-	-	-
Automobile	-	-	-	-
Other consumer	-	-	-	-
Total impaired loans with no related allowance	$6,707	$6,707	$6,299	$1

December 31, 2017, with an allowance recorded:
Commercial & industrial	$180	$351	$113	$1
Commercial mortgage	208	233	264	-
Commercial construction	-	-	-	-
Commercial agriculture	-	-	-	-
Residential mortgage	5,435	5,448	5,644	-
Home equity	7	7	7	-
Automobile	201	211	108	3
Other consumer	2,035	2,035	1,629	17
Total impaired loans with related allowance recorded	$8,066	$8,285	$7,765	$21

December 31, 2016, with no related allowance recorded:
Commercial & industrial	$1,274	$2,904	$1,135	$-
Commercial mortgage	6,073	6,299	7,052	-
Commercial construction	-	-	-	-
Commercial agriculture	-	-	-	-
Residential mortgage	250	250	252	-
Home equity	-	-	-	-
Automobile	-	-	-	-
Other consumer	-	-	-	-
Total impaired loans with no related allowance	$7,597	$9,453	$8,439	$-

December 31, 2016, with an allowance recorded:
Commercial & industrial	$6	$10	$57	$-
Commercial mortgage	224	224	233	-
Commercial construction	-	-	-	-
Commercial agriculture	-	-	-	-
Residential mortgage	5,923	5,934	6,519	2
Home equity	35	35	35	-
Automobile	84	84	73	2
Other consumer	1,812	1,813	1,613	17
Total impaired loans with related allowance recorded	$8,084	$8,100	$8,530	$21

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

Troubled Debt Restructurings

The Bank had $5.9 million and $5.6 million of troubled debt restructurings (TDRs) as of December 31, 2018 and 2017, respectively. The restructured loans recorded by the Bank represent financing receivables, modified for the purpose of alleviating temporary impairments to the borrower’s financial condition. The modifications that the Bank has extended to borrowers have come in the form of a change in the amortization terms, a reduction in the interest rate, interest only payments and, in limited cases, a concession to the outstanding loan balance. The workout plans between the borrower and Bank are designed to provide a bridge for the cash flow shortfalls in the near term. As the borrower works through the near-term issues, in most cases, the original contractual terms will be reinstated.

				Outstanding Balance December 31,
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	2018	2017
	(Dollars in thousands)
Performing
Residential mortgage	1	$27	$27	$27	$-
Commercial mortgage	2	369	369	226	305
Automobile	-	-	-	-	-
Consumer	-	-	-	-	-
Total performing	3	396	396	253	305
Nonperforming
Residential mortgage	-	$-	$-	$-	$-
Commercial mortgage	12	8,776	8,776	5,654	5,265
Automobile	-	-	-	-	-
Consumer	-	-	-	-	-
Total nonperforming	12	$8,776	$8,776	$5,654	$5,265
Total troubled debt restructurings (TDRs)	15	$9,172	$9,172	$5,907	$5,570

Note 7 – Premises and Equipment

A summary of premises and equipment at December 31, 2018 and 2017 follows:

	December 31, 2018
	Cost	Accumulated Depreciation	Net Book Value
Buildings	$28,268	$(20,461)	$7,807
Furniture and equipment	24,516	(18,424)	6,092
Automobiles and mobile facilities	1,588	(948)	640
Leasehold improvements	5,687	(3,929)	1,758
	60,059	(43,762)	16,297
Construction in progress	2,174	-	2,174
	$62,233	$(43,762)	$18,471

	December 31, 2017
	Cost	Accumulated Depreciation	Net Book Value
Buildings	$27,741	$(19,667)	$8,074
Furniture and equipment	23,106	(16,479)	6,627
Automobiles and mobile facilities	1,432	(866)	566
Leasehold improvements	5,056	(3,651)	1,405
	57,335	(40,663)	16,672
Construction in progress	1,170	-	1,170
	$58,505	$(40,663)	$17,842

For the years ended December 31, 2018, 2017 and 2016, depreciation expense was $3.6 million, $3.4 million and $3.4 million, respectively.

Note 8 – Other Assets

A summary of other assets at December 31, 2018 and 2017, follows:

	At December 31,
	2018	2017
Bank Owned Life Insurance	$19,881	$19,411
Prepaid income tax	1	1,566
Prepaid expenses	7,081	5,676
Other real estate owned, net (Note 9)	1,510	2,369
Deferred tax asset, net (Note 13)	6,942	5,463
Mortgage servicing rights (Note 19)	1,778	1,903
Goodwill	783	783
Other	6,621	12,919
Total other assets	$44,597	$50,090

Note 9 – Other Real Estate Owned

Other real estate owned is presented net of an allowance for losses. A summary of the changes in other real estate owned is as follows:

	2018	2017	2016
Balance at beginning of year	$2,369	$2,669	$3,323
Additions	-	569	821
Sales	(238)	(702)	(1,456)
	2,131	2,536	2,688
Write-downs and loss on sales, net	(685)	(147)	(79)
Change in valuation allowances	64	(20)	60
Balance at end of year	$1,510	$2,369	$2,669

Note 10 – Deposits

A summary of deposits at December 31, 2018 and 2017, follows:

	December 31,
	2018	2017
	(Dollars in Thousands)
Non-interest bearing deposits	$538,168	$508,149
Interest bearing deposits:
Demand deposits	281,582	288,977
Regular savings	670,640	713,802
Time deposits:
$250,000 or more	14,201	16,528
Less than $250,000	21,986	23,832
Other interest bearing deposits	202,246	264,844
Total interest bearing deposits	1,190,655	1,307,983
Total Deposits	$1,728,823	$1,816,132

At December 31, 2018, the scheduled maturities of time deposits were as follows:

Years ending December 31,
2019	$30,306
2020	2,163
2021	1,075
2022	855
2023 and thereafter	1,788
Total	$36,187

Note 11 – Borrowings

Federal Reserve Discount Window

At December 31, 2018, and December 31, 2017 the Bank had investment securities with a market value of $22.5 million and $21.5 million, respectively, pledged to the FRB Discount Window supporting a borrowing capacity of $21.8 million and $20.8 million, respectively, based on the Federal Reserve margin of 97%. The Bank had no outstanding borrowings through the discount window at December 31, 2018 or 2017.

Federal Home Loan Bank (FHLB) Advances

The Bank has a credit line with the FHLB of Des Moines equal to 35% of total Bank assets. At December 31, 2018 and 2017, the Bank did not have outstanding advances against this credit line under Blanket Agreements for Advances and Security Agreements (“the Agreements”). The Agreements enable the Bank to borrow funds from the FHLB to fund mortgage loan programs and to satisfy certain other funding needs.

Overnight Fed Funds Lines

At December 31, 2018 and 2017, the Bank had $17.0 million in Federal Funds lines of credit available with its correspondent banks. No borrowings were outstanding as of December 31, 2018.

Note 12 – Transactions with Board of Directors

The Directors of the Company and the Bank, and certain of the businesses with which they are associated, conduct banking transactions with the Company in the ordinary course of business. The following is a summary of loan transactions with the Board of Directors of the Company and certain of their associated businesses:

	Years Ended December 31,
	2018	2017
	(Dollars in thousands)
Beginning balance	$9,466	$8,832
Undisbursed commitments	400	250
New loans granted	655	998
Principal repayments	(698)	(614)
Ending balance of term loans	9,823	9,466
Year-end balance of revolving accounts	1,994	3,610
Total term loans and revolving accounts	$11,817	$13,076

In addition, the Bank leases certain facilities from two separate entities in which two of its directors have separate ownership interests. Lease payments made to these entities during the years ended December 31, 2018, 2017 and 2016, approximated $350 thousand, $371 thousand and $379 thousand, respectively.

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

The income tax provision includes the following components:

	For the Years
	2018	2017	2016
Government of Guam tax expense (benefit):
Current	$3,200	$4,983	$4,686
Deferred	(1,675)	2,807	(961)
Foreign income taxes (including U.S. income taxes)	1,388	1,846	1,991
Total income tax expense	$2,913	$9,636	$5,716

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	2018	2017	2016
Statutory Guam income tax rate	21.00%	35.00%	34.00%
Permanent differences	-3.02%	-3.38%	-4.54%
Other	0.52%	21.38%	0.20%
Total income tax expense	18.50%	53.00%	29.66%

The difference between effective income tax expense and income tax expense computed at the Guam statutory rate was due to nontaxable interest income earned on loans to the Government of Guam for each of the years ended December 31, 2018, 2017 and 2016. There was a one-time impact on total income tax expense and the effective tax rate in 2017 due to an adjustment of $3.5 million in the valuation allowance of the Company’s deferred tax asset in response to the lowering of the maximum corporate tax rate from 35% to 21% by the Tax Cuts and Jobs Act of December 22, 2017.

The components of deferred income taxes are as follows:

	2018	2017	2016
Deferred loan origination fees	$28	$273	$(123)
Mortgage servicing rights	(27)	(115)	23
Loan loss provision	(1,430)	1,600	(447)
Deferred rent	(10)	106	(18)
Other real estate owned valuation	14	5	21
Fixed assets	15	(357)	23
Stock-based compensation	-	1,142	(65)
SERP	(246)	(365)	(343)
Accrued bonus	(19)	22	(32)
Securities available-for-sale	-	496	-
Net operating loss	(2,188)	1,221	(461)
Change in valuation allowance	2,188	(1,221)	461
Deferred tax (benefit) provision	$(1,675)	$2,807	$(961)

The components of the net deferred tax asset are as follows:

	2018	2017
Deferred tax asset:
Allowance for loan losses	$5,170	$3,740
Net operating loss	2,188	1,973
Loan origination fees	573	602
Stock-based compensation	1,335	-
Net unrealized gain on securities held-to-maturity	-	8
Net unrealized gain on securities available-for-sale	606	793
Deferred rent	224	214
Accruals not currently deductible	64	1,148
Total deferred tax asset	10,160	8,478
Deferred tax liability:
Fixed assets	(645)	(630)
Mortgage servicing rights	(385)	(412)
Total deferred tax liability	(1,030)	(1,042)
Valuation allowance	(2,188)	(1,973)
Net deferred tax asset	$6,942	$5,463

A valuation allowance of $2.2 million and $2.0 million have been provided at December 31, 2018 and 2017, respectively, to reduce the deferred tax asset because, in management’s opinion, it is more likely than not that less than the entire amount will be realized. This is primarily due to the operating losses in the CNMI region.

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

The Bank is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2012.

Note 14 – Employee Benefit Plans

Stock Purchase Plan

The Bank’s 2011 Employee Stock Purchase Plan (the “2011 Plan”) was adopted by the Bank’s Board of Directors and approved by the Bank’s Stockholders on May 2, 2011. The 2011 Plan is open to all employees of the Company and the Bank who have met certain eligibility requirements.

Under the 2011 Plan, as amended and restated as of July 1, 2012, eligible employees can purchase, through payroll deductions, shares of common stock at a discount. The right to purchase stocks is granted to eligible employees during a period of time that is established from time to time by the Board of Directors of the Company. Eligible employees cannot accrue the right to purchase more than $25 thousand worth of stock at the fair market value at the beginning of each offer period. Eligible employees also may not purchase more than one thousand five hundred (1,500) shares of stock in any one offer period. The shares are purchased at 85% of the fair market price of the stock on the enrollment date. The Bank recognized $11 thousand, $30 thousand and $28 thousand in compensation expense in 2018, 2017 and 2016, respectively.

Employee Retirement Savings Plan

The Bank has a 401(k) Plan whereby substantially all employees, with at least one year of continuous service, are eligible to participate in the Plan. Effective March 1, 2008, the Bank makes matching contributions equal to 100% of an employee’s deferrals, up to 1% of the employee’s compensation, plus 50% of the employee’s deferrals that exceed 1% but are less than 6% of the employee’s compensation. Effective March 1, 2008, matching contributions become 100% vested to the employee after two years of service. For the years ended December 31, 2018, 2017 and 2016, the expense attributable to the Plan was $721 thousand, $591 thousand and $543 thousand, respectively.

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

The changes in the projected benefit obligation of other benefits under the Plan during 2018 and 2017, its funded status at December 31, 2018 and 2017, and the amounts recognized in the balance sheet at December 31, 2018 and 2017, were as follows:

	At December 31,
	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of period	$4,958	$3,903
Service cost	901	886
Interest cost	215	169
Participant contributions	-	-
Plan amendments	-	-
Combination/divestiture/curtailment/settlement/termination	-	-
Actuarial loss/(gain)	-	-
(Benefits paid)	-	-
Benefit obligation at end of period	$6,074	$4,958
Funded status:
Amounts recognized in the Statement of Financial Condition
Unfunded accrued SERP liability—current	$6,074	$4,958
Unfunded accrued SERP liability—noncurrent	-	-
Total unfunded accrued SERP liability	$6,074	$4,958
Net amount recognized in accumulated other comprehensive income
Prior service cost/(benefit)	$-	$-
Net actuarial loss/(gain)	-	-
Total net amount recognized in accumulated other comprehensive income	-	-
Accumulated benefit obligation	$6,074	$4,958
Components of net periodic SERP cost:
Service cost	$5,355	$4,454
Interest cost	719	504
Expected return on plan assets	-	-
Amortization of prior service cost/(benefit)	-	-
Amortization of net actuarial loss/(gain)	-	-
Net periodic SERP cost	$6,074	$4,958
Recognized in other comprehensive income:
Prior service cost/(benefit)	$-	$-
Net actuarial loss/(gain)	-	-
Amortization of prior service cost/(benefit)	-	-
Amortization of net actuarial loss/(gain)	-	-
Total recognized year to date in other comprehensive income	$-	$-
Assumptions as of December 31:
Assumed discount rate	4.33%	4.33%
Rate of compensation increase	0.00%	0.00%

As of December 31, 2018, $1.1 million in benefits are expected to be paid in the next five years. During 2019, $1.2 million is expected to be recognized in net periodic benefit cost.

Note 15 – Earnings Per Common Share

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Bank relate solely to shares for which employees’ funds have been collected but not issued under the Employee Stock Purchase Plan for 2018, 2017 and 2016, and are determined using the treasury stock method.

Earnings per common share have been computed based on reported net income and the following share data:

	Years Ended December 31,
	2018	2017	2016
Net income	$12,839	$8,544	$13,553
less preferred stock dividends	(546)	(552)	(49)
Net income available for common stockholders	12,293	7,992	13,504
Weighted average number of common shares outstanding	9,614	9,291	9,251
Effect of dilutive options	-	-	-
Weighted average number of common shares outstanding - used to calculate diluted earnings per common share	9,614	9,291	9,251
Income per common share:
Basic	$1.28	$0.86	$1.46
Diluted	$1.28	$0.86	$1.46

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

A summary of financial instruments with off-balance-sheet risk at December 31, 2018 and 2017, is as follows:

	December 31,
	2018	2017
Commitments to extend credit	$163,802	$159,767

Letters of credit:
Standby letters of credit	$55,418	$54,707
Commercial letters of credit	3,070	2,601
Total	$58,488	$57,308

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The commitments for certain lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. The Bank had recorded $30 thousand in reserve liabilities associated with these commitments at December 31, 2018.

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

The Bank considers its standby letters of credit to be guarantees. At December 31, 2018, the maximum undiscounted future payments that the Bank could be required to make was $58.5 million. All of these arrangements mature within one year. The Bank generally has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized; however, some are unsecured. The Bank recorded $30.0 thousand in reserve liabilities associated with these guarantees at December 31, 2018.

Mortgage loans serviced for others are not included in the accompanying consolidated statements of condition. The unpaid principal balances of mortgage loans serviced for others were $189.6 million and $205.5 million at December 31, 2018 and 2017, respectively. At December 31, 2018 and 2017, the Bank recorded mortgage servicing rights at their fair value of $1.8 million and $1.9 million, respectively.

The Bank utilizes facilities, equipment and land under various operating leases with terms ranging from 1 to 99 years. Some of these leases include scheduled rent increases. The total amount of the rent is being debited to expense under the straight-line method over the lease terms. The Bank has recorded a deferred obligation of $1.0 million and $874 thousand as of December 31, 2018 and 2017, respectively, which has been included within other liabilities, to reflect the excess of rent expense over cash paid on the leases.

At December 31, 2018, annual lease commitments under the above noncancelable operating leases were as follows:

Years ending December 31,
2019	$2,366
2020	2,364
2021	2,156
2022	1,752
2023 and thereafter	19,983
Total lease commitments	$28,621

The Bank leases certain facilities from two separate entities in which two of its directors have separate ownership interests. Lease payments made to these entities during the years ended December 31, 2018, 2017 and 2016 approximated $350 thousand, $371 thousand and $379 thousand, respectively.

Additionally, the Bank leases office space to third parties, with original lease terms ranging from 3 to 5 years with option periods ranging up to 15 years. At December 31, 2018, minimum future rents to be received under noncancelable operating sublease agreements were $38 thousand, $26 thousand, $0 thousand and $0 thousand for the years ending December 31, 2019, 2020, 2021 and 2022, respectively.

A summary of rental activities for the years ended December 31, 2018, 2017 and 2016, is as follows:

	For the Years Ended December 31,
	2018	2017	2016
Rent expense	$3,038	$2,852	$2,673
Less: sublease rentals	123	193	291
Net rent expense	$2,915	$2,659	$2,382

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier 1 capital and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2018 and 2017, the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2018, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables.

There are no conditions or events since the notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of December 31, 2018 and 2017, are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2018:
Total capital (to Risk Weighted Assets)	$163,198	13.329%	$120,909	9.875%	$122,440	10.000%
Tier 1 capital (to Risk Weighted Assets)	$147,788	12.070%	$96,421	7.875%	$97,952	8.000%
Tier 1 capital (to Average Assets)	$147,788	7.768%	$76,098	4.000%	$95,123	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$142,788	11.662%	$78,055	6.375%	$79,586	6.500%

At December 31, 2017:
Total capital (to Risk Weighted Assets)	$151,699	12.490%	$112,347	9.250%	$121,456	10.000%
Tier 1 capital (to Risk Weighted Assets)	$136,521	11.240%	$88,056	7.250%	$97,165	8.000%
Tier 1 capital (to Average Assets)	$136,521	6.968%	$78,373	4.000%	$97,967	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$131,521	10.829%	$69,837	5.750%	$78,946	6.500%

In early July 2013, the Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The final rules took effect for community banks on January 1, 2015, subject to a transition period for certain parts of the rules. Also effective January 1, 2015, a new Basel III capital adequacy standard was implemented. The Bank exceeds the adequately capitalized and the well capitalized standards under these measures. Management believes the Company and the Bank will remain adequately capitalized and well-capitalized under the standards.

Since the formation of the Company in 2011, our assets have grown by 71.4% ($788.5 million), while our stockholders’ equity has grown by 67.1% ($59.6 million, including $45.4 million in retained earnings). The growth in equity has helped to increase our capital ratios, and those ratios remain well above the well capitalized standards. To provide sufficient capital resources to expand our holdings, the Board approved the issuance of an additional $5.0 million in common stock during 2015, of which $2.9 million in was issued that year, and an additional $10.0 million in non-cumulative perpetual preferred stock, of which $9.8 million was issued during 2016. During the fourth quarter of 2017 and the first quarter of 2018, the Company issued an additional $4.2 million in common stuck in an SEC-registered public offering at a purchase price of $12.25 per common share.

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

In addition, the Company’s actual capital amounts and ratios as of December 31, 2018, and December 31, 2017, are also presented in the table below.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2018
Total capital (to Risk Weighted Assets)	$167,732	13.662%	$121,239	9.875%	$122,774	10.000%
Tier 1 capital (to Risk Weighted Assets)	$152,281	12.403%	$96,684	7.875%	$98,219	8.000%
Tier 1 capital (to Average Assets)	$152,281	7.991%	$76,229	4.000%	$95,287	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$142,498	11.607%	$78,268	6.375%	$79,803	6.500%

At December 31, 2017
Total capital (to Risk Weighted Assets)	$156,300	12.834%	$112,648	9.250%	$121,781	10.000%
Tier 1 capital (to Risk Weighted Assets)	$141,052	11.582%	$88,291	7.250%	$97,425	8.000%
Tier 1 capital (to Average Assets)	$141,052	7.187%	$78,504	4.000%	$98,130	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$131,269	10.779%	$70,024	5.750%	$79,158	6.500%

Note 18 – Parent Company Only Information

Condensed Statements of Financial Condition

(Dollars in thousands)

	December 31,
	2018	2017
Assets
Due from subsidiaries	$1,158	$1,248
Investment in subsidiaries	147,147	136,895
Other assets	-	4
Total assets	$148,305	$138,147
Liabilities and stockholders’ equity
Liabilities	$10	$-
Stockholders’ equity	148,295	138,147
Total liabilities and stockholders’ equity	$148,305	$138,147

Condensed Statements of Income

(Dollars in thousands)

	December 31,
	2018	2017	2016
Dividend income	$4,134	$3,993	$3,918
Interest expense	-	-	165
Other expenses	362	302	400
Equity in undistributed income of subsidiary	9,067	4,853	10,200
Net income	$12,839	$8,544	$13,553

Condensed Statements of Cash Flows

(Dollars in thousands)

	December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$12,839	$8,544	$13,553
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed (earnings) losses of subsidiary	(9,067)	(4,853)	(10,200)
Net change in operating assets and liabilities:
Other assets	14	5
Net cash provided by operating activities	3,786	3,696	3,353

Cash flows from investing activities:
Payments for investments in and advances to subsidiaries	(2,640)	(1,498)	(5,300)
Acquisition of an unconsolidated subsidiary	-	-	(3,075)
Dividends received from unconsolidated subsidiary	402	281	50
Other	-	-	19
Net cash used in investing activities	(2,238)	(1,217)	(8,306)

Cash flows from financing activities:
Cash dividends paid	(4,401)	(4,269)	(3,750)
Proceeds from issuance of common stock	2,763	1,584	225
Proceeds from issuance of preferred stock	-	-	9,783
Net cash (used in) provided by financing activities	(1,638)	(2,685)	6,258
Net change in cash and cash equivalents	(90)	(206)	1,305
Cash and Cash Equivalents, beginning of period	1,248	1,454	149
Cash and Cash Equivalents, end of period	$1,158	$1,248	$1,454

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

Financial assets measured at fair value on a recurring basis as of December 31, 2018 and 2017, are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At December 31, 2018
U.S. treasury notes and bonds	$54,160	$-	$-	$54,160
U.S. government agency and government sponsored enterprise (GSE) debt securities	-	44,750	-	44,750
U.S. government agency pool securities	-	211,372	-	211,372
U.S. government agency or GSE	-	70,760	-	70,760
Other assets:
MSRs	-	-	1,778	1,778
Total fair value	$54,160	$326,882	$1,778	$382,820

At December 31, 2017
U.S. treasury notes and bonds	$59,169	$-	$-	$59,169
U.S. government agency and government sponsored enterprise (GSE) debt securities	-	44,858	-	44,858
U.S. government agency pool securities	-	282,343	-	282,343
U.S. government agency or GSE	-	74,418	-	74,418
Other assets:
MSRs	-	-	1,903	1,903
Total fair value	$59,169	$401,619	$1,903	$462,691

There were no liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017.

During the periods ended December 31, 2018, 2017 and 2016, the changes in Level 3 assets (consisting solely of MSRs) measured at fair value on a recurring basis are as follows:

	Twelve Months Ended December 31,
	2018	2017	2016
Beginning balance	$1,903	$1,527	$1,462
Realized and unrealized net gains:
Included in net income	(125)	376	64
Included in other comprehensive income	-	-	-
Purchases, issuance and settlements
Purchases	-	-	-
Issuances	-	-	1
Settlements	-	-	-
Ending balance	$1,778	$1,903	$1,527

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

The following table presents quantitative information about the valuation technique and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring basis:

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average Rate
December 31, 2018
Financial instrument:
MSRs	$1,778	Discounted Cash Flow	Discount Rate	8.39% - 9.12%	8.50%
			Weighted Average Prepayment Rate (Public Securities Association)	125%

There were no transfers into or out of the Bank’s Level 3 financial instruments for the periods ended December 31, 2018, and December 31, 2017.

The valuation techniques for assets measured at fair value on a recurring basis are as follows:

Investment Securities

When quoted prices are available in an active market, the Bank classifies the securities within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid U.S. Government debt, equity securities, Treasury notes and bonds.

If quoted market prices are not available, the Bank estimates fair values using pricing models and discounted cash flows that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, and credit spreads. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include GSE obligations, corporate bonds, and other securities. Mortgage-backed securities are included in Level 2 if observable inputs are available. In certain cases where there is limited activity or less transparency around inputs to the valuation, the Bank would classify those securities in Level 3. At December 31, 2018 and 2017, the Bank did not have any Level 3 investment securities.

Mortgage Servicing Rights

The fair value measurement of mortgage servicing rights is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques that incorporate assumptions that market participants would use in estimating the fair value of servicing rights. The most important of these assumptions is the interest rate used in discounting the future cash flows into their present value. Other assumptions might include estimates of prepayment speeds, costs to service, escrow account earnings, contractual servicing fee income, prepayment and late fees, among other considerations. The Bank’s mortgage servicing rights are considered a Level 3 measurement at December 31, 2018 and 2017.

Assets Measured at Fair Value on a Nonrecurring Basis

Under certain circumstances the Bank makes adjustments to fair value for assets and liabilities even though they are not measured at fair value on an ongoing basis. The following table presents the financial instruments carried on the consolidated statements of condition by caption and by level in the fair value hierarchy at December 31, 2018 and 2017, for which a nonrecurring change in fair value has been recorded:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2018
Financial assets:
Loans, net
Impaired loans	$-	$-	$-	$-

Other assets
Other real estate owned	$-	$-	$1,543	$1,543

December 31, 2017
Financial assets:
Loans, net
Impaired loans	$-	$-	$-	$-

Other assets
Other real estate owned	$-	$-	$2,466	$2,466

During the year ended December 31, 2018, no loan was written down as being collateral deficient from its carrying value during the year. The fair value of loans subject to write downs is estimated using the appraised value of the underlying collateral, discounted as necessary due to management’s estimates of changes in economic conditions, less the estimated costs of selling the assets.

Additionally, the Bank may make fair value adjustments to nonfinancial assets and liabilities in certain circumstances (such as impairments) though such nonfinancial assets and liabilities are not measured at fair value on recurring basis. The Bank does not have nonfinancial assets or liabilities for which a nonrecurring fair value has been recorded during the periods ended December 31, 2018 and 2017.

Fair Value of Other Financial Instruments

The estimated fair values of the Bank’s other financial instruments, excluding those assets recorded at fair value on a recurring basis on the Bank’s consolidated statements of condition, are as follows:

		Estimated fair value
	Carrying Amount	Level 1	Level 2	Level 3
December 31, 2018	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$155,095	$155,095	$-	$-
Restricted cash	400	400	-	-
Federal Home Loan Bank stock	2,356	-	2,356	-
Investment securities held-to-maturity	68,088	-	67,477	-
Loans	1,212,141	-	-	1,212,289
Total	$1,438,080	$155,495	$69,833	$1,212,289

Financial liabilities:
Deposits	1,728,823	-	-	1,731,830
Total	$1,728,823	$-	$-	$1,731,830

December 31, 2017
Financial assets:
Cash and cash equivalents	$126,127	$126,127	$-	$-
Restricted cash	400	400	-	-
Federal Home Loan Bank stock	2,303	-	2,303	-
Investment securities held-to-maturity	89,677	-	89,999	-
Loans	1,209,824	-	-	1,202,817
Total	$1,428,331	$126,527	$92,302	$1,202,817

Financial liabilities:
Deposits	$1,816,132	$-	$-	$1,816,773
Total	$1,816,132	$-	$-	$1,816,773

During the periods ended December 31, 2018, 2017 and 2016, the changes in Level 3 loans and deposits measured at fair value on a non-recurring basis are as follows:

	Twelve Months Ended December 31,
	2018	2017	2016
Beginning loan balance	$1,202,817	$1,149,937	$1,046,589
Net issuances	9,472	52,879	103,348
Ending loan balance	$1,212,289	$1,202,817	$1,149,937

	Twelve Months Ended December 31,
	2018	2017	2016
Beginning deposit balance	$1,816,773	$1,767,345	$1,416,843
Net deposits	(84,944)	49,428	350,502
Ending deposit balance	$1,731,830	$1,816,773	$1,767,345

The valuation technique used for Level 3 loans and deposits is their discounted cash flow. Inputs considered in determining Level 3 pricing include the respective discount rates. Significant increases or decreases in those inputs in isolation would result in a significantly lower or higher fair value measurement.

The following table presents quantitative information about the valuation technique and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis:

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average Rate
December 31, 2018
Financial instrument:
Loans	$1,212,289	Discounted Cash Flow	Discount Rate	6.88% - 7.68%	7.28%
Deposits	$1,731,830	Discounted Cash Flow	Discount Rate	0.13% - 0.88%	0.16%

December 31, 2017
Financial instrument:
Loans	$1,202,817	Discounted Cash Flow	Discount Rate	6.25% - 7.51%	7.26%
Deposits	$1,816,773	Discounted Cash Flow	Discount Rate	0.14% - 1.25%	0.16%

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

Short-Term Borrowings

The carrying amounts of Federal Funds purchased and FHLB advances maturing within ninety days approximate their fair values. We had no outstanding short-term borrowings at December 31, 2017 or 2018.

Long-Term Borrowings

Fair value of FHLB advances maturing after ninety days is determined based on expected present value techniques based on current market rates for advances with similar terms and remaining maturities. We had no outstanding long-term borrowings at December 31, 2017 or 2018.

Accrued Interest

The carrying amount of accrued interest approximates fair value due to its short-term nature.

Note 20 – Subsequent Events

At January 16, 2019, one large commercial loan customer with an outstanding relationship of $10.1 million in unsecured loans sought bankruptcy protection in order to reorganize under Chapter 11 of Title 11 of the United States Code. The borrower filing for bankruptcy was evaluated under ASC 450 – “Contingencies”, and the Bank holds $4.7 million in deposits for which the Court has approved a right of offset. The Bank also has assigned a specific allowance of $5.2 million to the outstanding debt. The outstanding loans under bankruptcy have been classified as substandard, but are still accruing interest and the scheduled payments on the loans remain current.