Form 10-Q
period 2019-03-31
BankGuam Holding Co
filed 2019-05-10
CIK 1527383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.2083 par value per share	“BKGMF”	Not listed
As of May 10, 2019, there were 9,654,325 shares outstanding

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

We are not able to predict all of the factors that may affect future results. Forward-looking statements may be preceded by, followed by or include the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “is designed to” and similar expressions. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about our business that could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” included in filings we make from time to time with the U.S. Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for our fiscal year ended December 31, 2018, and our Quarterly Reports on Form 10-Q filed by us in fiscal 2019. We have no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or risks, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. New information, future events or risks could cause the forward-looking statements we discuss in this Quarterly Report not to occur. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Financial Condition

(in Thousands, Except Par Value)

	March 31, 2019	December 31, 2018
ASSETS
Cash and due from banks	$27,798	$33,279
Interest bearing deposits in banks	96,581	121,816
Total cash and cash equivalents	124,379	155,095
Restricted cash	400	400
Investment in unconsolidated subsidiary	3,277	3,291
Investment securities available-for-sale, at fair value	381,397	381,042
Investment securities held-to-maturity, at amortized cost (Fair Value $64,213 at 3/31/19 and $67,477 at 12/31/18)	64,439	68,088
Federal Home Loan Bank stock, at cost	2,267	2,356
Loans, net of allowance for loan losses ($26,102 at 3/31/19 and $23,774 at 12/31/18)	1,247,488	1,212,141
Accrued interest receivable	6,793	6,221
Premises and equipment, net	19,004	18,471
Other assets	75,427	44,597
Total assets	$1,924,871	$1,891,702

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$539,536	$538,168
Interest bearing	1,185,769	1,190,655
Total deposits	1,725,305	1,728,823
Accrued interest payable	129	137
Other liabilities	47,190	14,447
Total liabilities	1,772,624	1,743,407
Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock $0.2083 par value; 48,000 shares authorized; 9,685 and 9,679 shares issued and 9,653 and 9,646 shares outstanding at 3/31/19 and 12/31/18, respectively	2,019	2,017
Preferred stock $100 par value; 300 shares authorized; 9.8 shares issued and outstanding	980	980
Additional paid-in capital, Common stock	24,285	24,214
Additional paid-in capital, Preferred stock	8,803	8,803
Retained earnings	119,638	117,339
Accumulated other comprehensive loss	(3,188)	(4,768)
Common stock in treasury, at cost (32 shares)	(290)	(290)
Total stockholders’ equity	152,247	148,295
Total liabilities and stockholders’ equity	$1,924,871	$1,891,702

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Income

(Dollar and Share Amounts in Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2019	2018
Interest income:
Loans	$20,333	$19,191
Investment securities	2,513	2,434
Deposits with banks	571	248
Total interest income	23,417	21,873
Interest expense:
Savings deposits	472	510
Time deposits	28	30
Other borrowed funds	-	1
Total interest expense	500	541
Net interest income	22,917	21,332
Provision for loan losses	3,852	2,740
Net interest income, after provision for loan losses	19,065	18,592

Non-interest income:
Service charges and fees	1,470	1,683
Loss on sale of investment securities	-	(50)
Income from merchant services, net	577	692
Cardholders income, net	98	8
Trustee fees	628	200
Other income	853	883
Total non-interest income	3,626	3,416
Non-interest expense:
Salaries and employee benefits	9,076	8,805
Occupancy	2,027	1,795
Equipment and depreciation	2,760	2,315
Insurance	472	430
Telecommunications	345	493
FDIC assessment	361	370
Professional services	604	582
Contract services	360	411
Other real estate owned	513	22
Stationery and supplies	228	194
Training and education	200	192
General, administrative and other	2,026	1,927
Total non-interest expense	18,972	17,536
Income before income taxes	3,719	4,472
Income tax expense	817	844
Net income	2,902	3,628
Preferred stock dividend	(134)	(135)
Net income attributable to common stockholders	$2,768	$3,493

Earnings per common share:
Basic	$0.29	$0.37
Diluted	$0.29	$0.37
Dividends declared per common share	$0.10	$0.10
Basic weighted average common shares	9,647	9,544
Diluted weighted average common shares	9,647	9,544

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in Thousands)

	Three Months Ended March 31,
	2019	2018
Net income	$2,902	$3,628
Other comprehensive income (loss):
Unrealized holding gain (loss) on available-for-sale securities arising during the period, net of tax	1,493	(2,080)
Reclassification for loss realized on available-for-sale securities	-	50
Amortization of post-transfer unrealized holding loss on held-to-maturity securities during the period, net of tax	87	120
Total other comprehensive income (loss)	1,580	(1,910)
Total comprehensive income	$4,482	$1,718

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(Dollar Amounts in Thousands, Except Number of Shares)

	Number of Common Shares	Common Stock	Preferred Stock	Paid-in Capital - Common	Paid-in Capital - Preferred	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Treasury Stock	Total
Balances, January 1, 2019	9,646,344	$2,017	$980	$24,214	$8,803	$117,339	$(4,768)	$(290)	$148,295
Comprehensive income:
Net income	-	-	-	-	-	2,902	-	-	2,902
Reclassification related to adoption of new accounting standard						496			496
Change in accumulated other comprehensive income:									-
Unrealized gain on available-for- sale securities, net	-	-	-	-	-	-	1,580	-	1,580
Common stock issued under Employee Stock Purchase Plan & Service Awards	6,881	2	-	71	-	-	-	-	73
Cash dividends on common stock	-	-	-	-	-	(965)	-	-	(965)
Cash dividends on preferred stock	-	-	-	-	-	(134)	-	-	(134)
Balances, March 31, 2019	9,653,225	$2,019	$980	$24,285	$8,803	$119,638	$(3,188)	$(290)	$152,247

Balances, January 1, 2018	9,413,958	$1,969	$980	$21,472	$8,803	$108,900	$(3,687)	$(290)	$138,147
Comprehensive income:									-
Net income	-	-	-	-	-	3,628		-	3,628
Change in accumulated other comprehensive income:									-
Unrealized gain on available-for- sale securities, net	-	-	-	-	-		(1,910)	-	(1,910)
Common stock issued under Employee Stock Purchase Plan & Service Awards	3,274	1	-	34	-	-		-	35
Common stock issued	217,823	45	-	2,598	-	-		-	2,643
Cash dividends on common stock	-	-	-	-	-	(962)		-	(962)
Cash dividends on preferred stock	-	-	-	-	-	(135)		-	(135)
Balances, March 31, 2018	9,635,055	$2,015	$980	$24,104	$8,803	$111,431	$(5,597)	$(290)	$141,446

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Cash Flows

(in Thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$2,902	$3,628
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,852	2,740
Depreciation	940	874
Amortization of fees, discounts and premiums	217	377
Gain (loss) on sales of other real estate owned, net	17	(17)
Proceeds from sales of loans held for sale	9,215	3,149
Origination of loans held for sale	(9,215)	(3,149)
Increase in mortgage servicing rights	73	-
Realized loss on sale of available-for-sale securities	-	50
Realized gain on sale of premises and equipment	10	-
Income from equity investment in unconsolidated subsidiary	(96)	(113)
Dividends received from unconsolidated subsidiary	110	81
Net change in operating assets and liabilities:
Accrued interest receivable	(572)	(611)
Other assets	(30,476)	1,516
Accrued interest payable	(8)	(2)
Other liabilities	32,743	1,862
Net cash provided by operating activities	9,712	10,385

Cash flows from investing activities:
Purchases of available-for-sale securities	(12,335)	(47,530)
Proceeds from sales of available-for-sale securities	-	18,315
Maturities, prepayments and calls of available-for-sale securities	13,321	14,824
Maturities, prepayments and calls of held-to-maturity securities	3,672	1,564
Loan originations and principal collections, net	(39,199)	(25,803)
Costs of FHLB stock purchase	89	(53)
Proceeds from sales of other real estate owned	40	162
Proceeds from sales of premises and equipment	10	-
Purchases of premises and equipment	(1,482)	(793)
Net cash provided by (used in) investing activities	(35,884)	(39,314)

Cash flows from financing activities:
Net (decrease) increase in deposits	(3,518)	(19,003)
Proceeds from issuance of common stock	73	2,678
Dividends paid	(1,099)	(1,098)
Net cash (used in) provided by financing activities	(4,544)	(17,423)
Net change in cash, cash equivalents and restricted cash	(30,716)	(46,352)
Cash, cash equivalents and restricted cash at beginning of period	155,495	126,527
Cash, cash equivalents and restricted cash at end of period	$124,779	$80,175

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$507	$542
Income taxes	$101	$137
Supplemental disclosure of noncash investing and financing activities:
Net change in unrealized loss on held-to-maturity securities, net of tax	$87	$120
Net change in unrealized (gain) loss on available-for-sale securities, net of tax	$1,493	$(2,030)

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

These unaudited condensed consolidated financial statements have been prepared on a basis consistent with prior periods, and should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2018, and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the U.S. Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 on June 29, 2019.

Our condensed consolidated financial condition at March 31, 2019, and the condensed consolidated results of operations for the three months ended March 31, 2019, are not necessarily indicative of what our financial condition will be at December 31, 2019, or of the results of our operations that may be expected for the full year ending December 31, 2019.

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

Restricted Cash

Interest-bearing deposits in banks that mature within one year are carried at cost. $150 thousand of these deposits are held by the Bank jointly under the names of Bank of Guam and the Guam Insurance Commissioner, and serve as a bond for the Bank of Guam Trust Department, and $250 thousand of these deposits are held by Bank of Guam and are pledged to the Pacific Coast Banker’s Bank for the Borrower’s Loan Protection (“BLP”) program.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, a new Topic which, as modified by ASU 2018-10 and ASU 2018-12, is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements on the basis that it is important that users of financial statements have a complete and understandable picture of an entity’s leasing activities. The ASUs were effective January 1, 2019, with early adoption permitted. The Company adopted ASC 842 on its effective date and has elected to not restate prior periods, presenting the cumulative effect of applying the new standard within the opening balance of retained earnings on January 1, 2019. The new standard allows for several transition practical expedients. The Company elected the transition method to not restate the comparative periods. The Company has chosen to elect the package of practical expedients, which permits the Company to forgo reassessing lease identification, lease classification, and initial direct costs. The Company will apply the hindsight practical expedient when evaluating the lease term and assessing impairment of Right of Usage (“ROU”) assets. The Company also elected to combine the lease and non-lease components such as maintenance fees as a single lease component and elected to use the remaining lease term instead of total lease term in determining the incremental borrowing rate. The Company has made an accounting policy election to not recognize lease liabilities and ROU assets for short-term leases, which are leases with initial terms of 12 months or less and for which there is not a purchase option that is reasonably certain to be exercised. All leases within the Company’s portfolio are classified as operating leases. On adoption, the Company recognized ROU assets and lease liabilities for operating leases of $32.8 million and $32.7 million, respectively, with no cumulative effect in retained earnings, which are included in other assets and other liabilities on the accompanying condensed consolidated statements of financial condition.

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

In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220)”. This update allows a reclassification for stranded tax effects related to the Tax Cuts and Jobs Act of December 22, 2017, and is intended to improve the usefulness of information reported to the users of financial statements. The effective date of this update is for fiscal years beginning after December 15, 2018. Although adoption of this standard is not required of the Company until January 1, 2020, early adoption is permitted. The Company adopted this standard on January 1, 2019, and reclassified $496 thousand to retained earnings at March 31, 2019.

Recently Issued but Not Yet Adopted Accounting Pronouncements

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

Note 3 – Earnings Per Common Share

Basic earnings per common share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Potential common shares that may be issued by the Company relate to shares subscribed but not yet issued in 2019 and 2018 under the Employee Stock Purchase Plan, and are reported as dilutive options. No shares were subscribed but not issued at the end of the three months ended March 31, 2019 and 2018.

Earnings per common share are computed based on reported net income, preferred stock dividends and the following common share data:

	Three Months Ended March 31,
	2019	2018
Net income	$2,902	$3,628
Less preferred stock dividends	(134)	(135)
Net income attributable to common stockholders	2,768	3,493
Weighted average number of common shares outstanding - used to calculate basic and diluted earnings per common share	9,647	9,544
Earnings per common share:
Basic	$0.29	$0.37
Diluted	$0.29	$0.37

Note 4 – Investment Securities

The amortized cost and fair value of investment securities, with gross unrealized gains and losses, follows:

	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$100,518	$-	$(1,037)	$99,481
U.S. government agency pool securities	214,612	26	(1,633)	213,005
U.S. government agency or GSE residential mortgage-backed securities	69,622	111	(822)	68,911
Total	$384,752	$137	$(3,492)	$381,397
Securities Held-to-Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$36,513	$140	$(42)	$36,611
U.S. government agency pool securities	8,116	4	(89)	8,031
U.S. government agency or GSE residential mortgage-backed securities	19,810	50	(289)	19,571
Total	$64,439	$194	$(420)	$64,213

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$100,497	$-	$(1,587)	$98,910
U.S. government agency pool securities	213,055	24	(1,707)	211,372
U.S. government agency or GSE residential mortgage-backed securities	72,735	-	(1,975)	70,760
Total	$386,287	$24	$(5,269)	$381,042
Securities Held-to-Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$38,445	$46	$(88)	$38,403
U.S. government agency pool securities	9,089	3	(80)	9,012
U.S. government agency or GSE residential mortgage-backed securities	20,554	29	(521)	20,062
Total	$68,088	$78	$(689)	$67,477

At March 31, 2019, and December 31, 2018, investment securities with a carrying value of $307.0 million and $285.9 million, respectively, were pledged to secure various government deposits and to meet other public requirements.

Proceeds and gross realized gains (losses) from the sales or calls of investment securities for the three months ended March 31, 2019 and 2018, are shown below:

	Three Months Ended March 31,
	2019	2018
Proceeds from sales	$-	$18,315
Gross realized gains from sales	$-	$-
Gross realized losses from sales	$-	$(50)

The amortized cost and estimated fair value of investment securities by contractual maturity at March 31, 2019, and December 31, 2018, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or borrowers the right to prepay obligations with or without call or prepayment penalties. At March 31, 2019, obligations of U.S. government corporations and agencies with amortized costs totaling $449.2 million consist predominantly of Small Business Administration (“SBA”) agency pool securities totaling $222.7 million and residential mortgage-backed securities totaling $89.4 million whose contractual maturity, or principal repayment, will follow the repayment of the underlying small business loans or mortgages. For purposes of the following table, the entire outstanding balance of these SBA Pools and mortgage-backed securities issued by U.S. government corporations and agencies is categorized based on final maturity date. At March 31, 2019, the Bank estimates the average remaining life of these SBA Pools and mortgage-backed securities to be approximately 3.5 years and 3.0 years, respectively.

	March 31, 2019
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$29,984	$29,730	$9,982	$9,957
Due after one but within five years	73,063	72,263	32,394	32,521
Due after five but within ten years	93,997	93,345	12,762	12,667
Due after ten years	187,708	186,059	9,301	9,068
Total	$384,752	$381,397	$64,439	$64,213

	December 31, 2018
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$19,996	$19,739	$11,975	$11,911
Due after one but within five years	83,671	82,323	32,511	32,512
Due after five but within ten years	98,465	97,339	13,995	13,769
Due after ten years	184,155	181,641	9,607	9,285
Total	$386,287	$381,042	$68,088	$67,477

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2019, and December 31, 2018.

	March 31, 2019
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
Securities Available for Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$-	$-	$(1,037)	$99,481	$(1,037)	$99,481
U.S. government agency pool securities	(38)	5,404	(1,595)	181,746	(1,633)	187,150
U.S. government agency or GSE residential mortgage-backed securities	-	-	(822)	48,474	(822)	48,474
Total	$(38)	$5,404	$(3,454)	$329,701	$(3,492)	$335,105

Securities Held to Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$-	$-	$(42)	$6,982	$(42)	$6,982
U.S. government agency pool securities	(62)	4,690	(27)	3,174	(89)	7,864
U.S. government agency or GSE residential mortgage-backed securities	-	-	(289)	17,050	(289)	17,050
Total	$(62)	$4,690	$(358)	$27,206	$(420)	$31,896

	December 31, 2018
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
Securities Available for Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$-	$-	$(1,587)	$98,910	$(1,587)	$98,910
U.S. government agency pool securities	(217)	32,633	(1,490)	157,403	(1,707)	190,036
U.S. government agency or GSE residential mortgage-backed securities	(116)	12,679	(1,859)	58,081	(1,975)	70,760
Total	$(333)	$45,312	$(4,936)	$314,394	$(5,269)	$359,706

Securities Held to Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(12)	$4,918	$(76)	$8,954	$(88)	$13,872
U.S. government agency pool securities	(62)	6,609	(18)	2,232	(80)	8,841
U.S. government agency or GSE residential mortgage-backed securities	(25)	5,219	(496)	12,330	(521)	17,549
Total	$(99)	$16,746	$(590)	$23,516	$(689)	$40,262

The investment securities that were in an unrealized loss position as of March 31, 2019, which comprised a total of 147 securities, were not other-than-temporarily impaired. Specifically, the 147 securities are comprised of the following: 91 Small Business Administration (“SBA”) Pool securities, 18 mortgage-backed securities issued by the Government National Mortgage Association (“GNMA”), 14 U.S. Treasuries, 10 mortgage-backed securities and 1 agency security issued by the Federal National Mortgage Association (“FNMA”), 7 agency securities issued by the Federal Home Loan Bank (“FHLB”), 4 mortgage-backed securities and 1 step up bond issued by the Federal Home Loan Mortgage Corporation (“FHLMC”), and 1 agency security issued by the Federal Farm Credit Banks (“FFCB”).

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

During the three months ended March 31, 2019, the Bank originated approximately $3.6 million and sold approximately $8.4 million in FHLMC mortgage loans. During the three months ended March 31, 2018, the Bank originated and sold approximately $3.1 million in FHLMC loans

Mortgage loans serviced for others are not included in the accompanying condensed consolidated statements of financial condition. The unpaid principal balances of mortgage loans serviced for others were $193.0 million and $189.6 million at March 31, 2019, and December 31, 2018, respectively. The increase of $3.4 million (1.8%) during the three months ended March 31, 2019, was due to loans made during 2018 that were sold to FHLMC in January 2019.

We retain mortgage servicing rights on mortgage loans that we sell. Such rights represent the net positive cash flows generated from the servicing of such mortgage loans and we recognize such rights as assets on our statements of financial condition based on their estimated fair values. We receive servicing fees, less any subservicing costs, on the unpaid principal balances of such mortgage loans. Those fees are collected from the monthly payments made by the mortgagors or from the proceeds of the sale or foreclosure and liquidation of the underlying real property collateralizing the loans. At March 31, 2019, and December 31, 2018, mortgage servicing rights totaled $1.7 million and $1.8 million, respectively, and are included in other assets in the accompanying condensed consolidated statements of financial condition. The Bank accounts for mortgage servicing rights at fair value with changes in fair value recorded as a part of service fees and charges in the condensed consolidated statements of income.

Loans

Outstanding loan balances are presented net of unearned income, deferred loan fees, and unamortized discount and premium, which totaled $2.6 million at both March 31, 2019, and December 31, 2018. Loans subject to ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” are presented net of the related accretable yield.

The loan portfolio consisted of the following at:

	March 31, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
Commercial
Commercial & industrial	$263,025	20.6%	$243,465	19.7%
Commercial mortgage	585,506	45.9%	560,827	45.3%
Commercial construction	46,040	3.6%	39,408	3.2%
Commercial agriculture	683	0.1%	688	0.1%
Total commercial	895,254	70.1%	844,388	68.2%
Consumer
Residential mortgage	130,989	10.3%	138,923	11.2%
Home equity	2,172	0.2%	1,325	0.1%
Automobile	25,653	2.0%	26,686	2.2%
Other consumer loans[1]	222,134	17.4%	227,242	18.3%
Total consumer	380,948	29.9%	394,176	31.8%
Gross loans	1,276,202	100.0%	1,238,564	100.0%
Deferred loan (fees) costs, net	(2,612)		(2,649)
Allowance for loan losses	(26,102)		(23,774)
Loans, net	$1,247,488		$1,212,141

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

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

Set forth below is a summary of the Bank’s activity in the allowance for loan losses during the three months ended March 31, 2019 and 2018, and the year ended December 31, 2018:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	Year Ended December 31, 2018
Balance, beginning of period	$23,774	$17,279	$17,279
Provision for loan losses	3,852	2,740	12,862
Recoveries on loans previously charged off	477	458	1,834
Charged off loans	(2,001)	(2,420)	(8,201)
Balance, end of period	$26,102	$18,057	$23,774

Set forth below is information regarding loan balances and the related allowance for loan losses, by portfolio type, for the three months ended March 31, 2019 and 2018, and the year ended December 31, 2018, respectively.

	Commercial	Residential Mortgages	Consumer	Total
	(Dollars in thousands)
Three Months Ended March 31, 2019
Allowance for loan losses:
Balance at beginning of period	14,887	1,648	7,239	23,774
Charge-offs	(210)	-	(1,791)	(2,001)
Recoveries	4	2	471	477
Provision	2,664	(196)	1,384	3,852
Ending balance	$17,345	$1,454	$7,303	$26,102

Allowance balance at end of period related to:
Loans individually evaluated for impairment	$7,107	$59	$1,495	$8,661
Loans collectively evaluated for impairment	10,238	1,395	5,808	17,441
Ending balance	$17,345	$1,454	$7,303	$26,102

Loan balances at end of period:
Loans individually evaluated for impairment	$24,812	$4,891	$1,668	$31,371
Loans collectively evaluated for impairment	870,442	128,270	246,119	1,244,831
Ending balance	$895,254	$133,161	$247,787	$1,276,202

Three Months Ended March 31, 2018
Allowance for loan losses:
Balance at beginning of period	$7,623	$1,409	$8,247	$17,279
Charge-offs	(314)	-	(2,106)	(2,420)
Recoveries	20	2	436	458
Provision	3,273	(133)	(400)	2,740
Ending balance	$10,602	$1,278	$6,177	$18,057

Allowance balance at end of period related to:
Loans individually evaluated for impairment	$49	$101	$1,576	$1,726
Loans collectively evaluated for impairment	10,553	1,177	4,601	16,331
Ending balance	$10,602	$1,278	$6,177	$18,057

Loan balances at end of period:
Loans individually evaluated for impairment	$7,254	$5,242	$1,958	$14,454
Loans collectively evaluated for impairment	840,217	132,511	266,553	1,239,281
Ending balance	$847,471	$137,753	$268,511	$1,253,735

Year Ended December 31, 2018
Allowance for loan losses:
Balance at beginning of year	$7,623	$1,409	$8,247	$17,279
Charge-offs	(356)	(9)	(7,836)	(8,201)
Recoveries	39	7	1,788	1,834
Provision	7,581	241	5,040	12,862
Ending balance	$14,887	$1,648	$7,239	$23,774

Allowance balance at end of year related to:
Loans individually evaluated for impairment	$5,204	$104	$1,518	$6,826
Loans collectively evaluated for impairment	9,683	1,544	5,721	16,948
Ending balance	$14,887	$1,648	$7,239	$23,774

Loan balances at end of year:
Loans individually evaluated for impairment	$18,328	$4,925	$1,746	$24,999
Loans collectively evaluated for impairment	826,060	135,323	252,182	1,213,565
Ending balance	$844,388	$140,248	$253,928	$1,238,564

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

Credit Quality

The following table provides a summary of the delinquency status of the Bank’s loans by portfolio type:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Non-Accrual	90 Days and Greater Still Accruing	Total Past Due	Current	Total Loans Outstanding
March 31, 2019
Commercial
Commercial & industrial	$1,585	$52	$2,010	$-	$3,647	$259,378	$263,025
Commercial mortgage	14,624	1,237	4,249	15	20,125	565,381	585,506
Commercial construction	-	-	-	-	-	46,040	46,040
Commercial agriculture	-	-	-	-	-	683	683
Total commercial	16,209	1,289	6,259	15	23,772	871,482	895,254

Consumer
Residential mortgage	7,153	2,786	1,003	5	10,947	120,042	130,989
Home equity	5	-	-	-	5	2,167	2,172
Automobile	1,662	292	-	58	2,012	23,641	25,653
Other consumer [1]	3,113	1,494	148	1,290	6,045	216,089	222,134
Total consumer	11,933	4,572	1,151	1,353	19,009	361,939	380,948
Total	$28,142	$5,861	$7,410	$1,368	$42,781	$1,233,421	$1,276,202

December 31, 2018
Commercial
Commercial & industrial	$310	$-	$14	$530	$854	$242,611	$243,465
Commercial mortgage	419	-	1,287	184	1,890	558,937	560,827
Commercial construction	300	-	-	-	300	39,108	39,408
Commercial agriculture	-	-	-	-	-	688	688
Total commercial	1,029	-	1,301	714	3,044	841,344	844,388

Consumer
Residential mortgage	4,565	3,847	1,805	12	10,229	128,694	138,923
Home equity	-	91	-	-	91	1,234	1,325
Automobile	1,095	290	-	135	1,520	25,166	26,686
Other consumer [1]	3,505	1,583	335	1,123	6,546	220,696	227,242
Total consumer	9,165	5,811	2,140	1,270	18,386	375,790	394,176
Total	$10,194	$5,811	$3,441	$1,984	$21,430	$1,217,134	$1,238,564

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

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

The following table provides information as of March 31, 2019, and December 31, 2018, with respect to loans on non-accrual status, by portfolio type:

	March 31, 2019	December 31, 2018
	(Dollars in thousands)
Non-accrual loans:
Commercial
Commercial & industrial	$2,287	$310
Commercial mortgage	6,906	6,909
Commercial construction	-	-
Commercial agriculture	-	-
Total commercial	9,193	7,219

Consumer
Residential mortgage	$4,773	$4,795
Home equity	85	91
Automobile	-	-
Other consumer [1]	320	278
Total consumer	5,178	5,164
Total non-accrual loans	$14,371	$12,383

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

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

The Bank classifies its loan portfolios using internal credit quality ratings, as discussed above under Allowance for Loan Losses. The following table provides a summary of loans by portfolio type and the Bank’s internal credit quality ratings as of March 31, 2019, and December 31, 2018:

	March 31, 2019	December 31, 2018	Increase (Decrease)
	(Dollars in thousands)
Pass:
Commercial & industrial	$211,810	$204,805	$7,005
Commercial mortgage	538,130	515,764	22,366
Commercial construction	46,040	39,408	6,632
Commercial agriculture	683	688	(5)
Residential mortgage	125,865	133,766	(7,901)
Home equity	2,087	1,235	852
Automobile	25,594	26,550	(956)
Other consumer	220,524	225,632	(5,108)
Total pass loans	$1,170,733	$1,147,848	$22,885

Special Mention:
Commercial & industrial	$17,919	$8,732	$9,187
Commercial mortgage	8,625	8,990	(365)
Commercial construction	-	-	-
Commercial agriculture	-	-	-
Residential mortgage	-	-	-
Home equity	-	-	-
Automobile	-	-	-
Other consumer	-	-	-
Total special mention loans	$26,544	$17,722	$8,822

Substandard:
Commercial & industrial	$23,290	$29,924	$(6,634)
Commercial mortgage	38,751	36,073	2,678
Commercial construction	-	-	-
Commercial agriculture	-	-	-
Residential mortgage	688	705	(17)
Home equity	-	-	-
Automobile	-	-	-
Other consumer	-	-	-
Total substandard loans	$62,729	$66,702	$(3,973)

Formula Classified:
Commercial & industrial	$1	$4	$(3)
Commercial mortgage	-	-	-
Commercial construction	-	-	-
Commercial agriculture	-	-	-
Residential mortgage	4,436	4,452	(16)
Home equity	85	91	(6)
Automobile	59	135	(76)
Other consumer	1,610	1,610	-
Total formula classified loans	$6,191	$6,292	$(101)

Doubtful:
Commercial & industrial	$10,005	$-	$10,005
Commercial mortgage	-	-	-
Commercial construction	-	-	-
Commercial agriculture	-	-	-
Residential mortgage	-	-	-
Home equity	-	-	-
Automobile	-	-	-
Other consumer	-	-	-
Total doubtful loans	$10,005	$-	$10,005
Total outstanding loans, gross	$1,276,202	$1,238,564	$37,638

As the above table indicates, the Bank’s total gross loans approximated $1.28 billion at March 31, 2019, up from $1.24 billion at December 31, 2018. The disaggregation of the portfolio by risk rating in the table reflects the following changes between December 31, 2018, and March 31, 2019:

•

Loans rated “pass” increased by $ 22.9 million, to $1.17 billion at March 31, 2019, up from $1.15 billion at December 31, 2018. The increase is primarily attributed to increases in commercial mortgage loans by $22.4 million, commercial & industrial loans by $7.0 million, commercial construction loans by $6.6 million and home equity by $852 thousand. These increases were partially offset by decreases in residential mortgage loans by $7.9 million, other consumer loans by $5.1 million and automobile loans by $956 thousand. The increases in commercial mortgage loans and commercial & industrial were due to new loans. The increase in commercial construction loans of $6.6 million was due to additional disbursements. The increase in home equity loans was also due to new loans. The offsetting decreases in residential mortgage by $7.9 million was due to $8.4 million in Freddie Mac loans sold in three months ended March 31, 2019 and principal reductions. The automobile loans decreased by $956 thousand due to paydowns, payoffs and charge-offs.

•

The “special mention” category increased by $8.8 million, from $17.7 million to $26.5 million between December 31, 2018, and March 31, 2019. This is attributed to an increase in commercial & industrial loans by $9.2 million, primarily as a result of line draws from one relationship totaling $10.9 million. This was offset by a decrease in commercial mortgage loans by $365 thousand, principally due to one loan relationship of $324 thousand being upgraded from “special mention “ to “pass” and $39 thousand in pay downs.

•

Loans classified “substandard” decreased by $4.0 million, to $62.7 million at March 31, 2019, from $66.7 million at December 31, 2018. The decrease was the result of one commercial & industrial loan relationship of $10.0 million that was reclassified from “substandard” to “doubtful,” offset by one loan relationship totaling $4.2 million reclassified from “pass” to “substandard.” The increase in commercial mortgage loans by $2.7 million is due to one loan relationship totaling $2.8 million that was reclassified from “pass” to “substandard.

•	The “formula classified” category decreased by $101 thousand, to $6.2 million at March 31, 2019, from $6.3 million at December 31, 2018.
•	The “doubtful” category increase in commercial & industrial loans was due to one loan relationship totaling $10.0 million that was reclassified from “substandard” at March 31, 2019.

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

The following table sets forth information regarding non-accrual loans and restructured loans, at March 31, 2019, and December 31, 2018:

	March 31, 2019	December 31, 2018
	(Dollars in thousands)
Impaired loans:
Restructured loans:
Non-accruing restructured loans	$5,524	$5,653
Accruing restructured loans	234	254
Total restructured loans	5,758	5,907
Other impaired loans	25,613	19,092
Total impaired loans	$31,371	$24,999

Impaired loans less than 90 days delinquent and included in total impaired loans	$22,606	$19,287

The table below contains additional information with respect to impaired loans, by portfolio type, at March 31, 2019, and December 31, 2018:

	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
March 31, 2019, With no related allowance recorded:
Commercial & industrial	$9,648	$9,705	$3,752	$9
Commercial mortgage	15,008	15,170	2,412	49
Commercial construction	-	-	-	-
Commercial agriculture	-	-	-	-
Residential mortgage	27	27	7	-
Home equity	-	-	-	-
Automobile	-	-	-	-
Other consumer	-	-	-	-
Total impaired loans with no related allowance	$24,683	$24,902	$6,171	$58

March 31, 2019, With a related allowance recorded:
Commercial & industrial	$97	$440	$316	$-
Commercial mortgage	60	75	15	-
Commercial construction	-	-	-	-
Commercial agriculture	-	-	-	-
Residential mortgage	4,863	4,914	1,216	(8)
Home equity	-	-	-	-
Automobile	58	58	15	1
Other consumer	1,610	1,610	402	17
Total impaired loans with a related allowance	$6,688	$7,097	$1,964	$10

December 31, 2018, With no related allowance recorded:
Commercial & industrial	$11,110	$11,110	$3,206	$51
Commercial mortgage	7,016	7,026	6,759	4
Commercial construction	-	-	-	-
Commercial agriculture	-	-	-	-
Residential mortgage	27	27	27	-
Home equity	-	-	-	-
Automobile	-	-	-	-
Other consumer	-	-	-	-
Total impaired loans with no related allowance	$18,153	$18,163	$9,992	$55

December 31, 2018, With a related allowance recorded:
Commercial & industrial	$126	$300	$181	$-
Commercial mortgage	77	93	272	1
Commercial construction	-	-	-	-
Commercial agriculture	-	-	-	-
Residential mortgage	4,807	4,857	4,933	2
Home equity	91	91	24	-
Automobile	135	135	97	2
Other consumer	1,610	1,401	1,903	19
Total impaired loans with a related allowance	$6,846	$6,877	$7,410	$24

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

Troubled Debt Restructurings

In accordance with FASB’s Accounting Standards Update No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring” (ASU No. 2011-02), the Bank had $5.8 million of troubled debt restructurings (“TDRs”) as of March 31, 2019, down by $149 thousand from $5.9 million at December 31, 2018, primarily in commercial mortgage loans. The restructured loans recorded with the Bank have been modified for the purpose of alleviating temporary impairments to the borrower’s financial condition. The modifications that the Bank has extended to borrowers have come in the form of a change in the repayment terms. The workout plan between the borrower and the Bank is designed to provide a bridge for cash flow shortfalls in the near term. As the borrower works through the near-term issues, in most cases, the original contractual terms will be reinstated.

Additional information regarding performing and nonperforming TDRs at March 31, 2019, and December 31, 2018, is set forth in the following table:

					Outstanding Balance
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Principal Modifications	Post- Modification Outstanding Recorded Investment	March 31, 2019	December 31, 2018
Performing
Residential mortgage	1	$27	$-	$27	$27	$27
Commercial mortgage	2	369	-	369	207	226
Automobile	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total performing	3	$396	$-	$396	$234	$253
Nonperforming
Residential mortgage	-	$-	$-	$-	$-	$-
Commercial mortgage	12	8,776	-	8,776	5,524	5,654
Automobile	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total nonperforming	12	$8,776	$-	$8,776	$5,524	$5,654
Total Troubled Debt Restructurings (TDRs)	15	$9,172	$-	$9,172	$5,758	$5,907

Principal modification includes principal forgiveness at the time of modification, contingent principal forgiveness granted over the life of the loan based on borrower performance, and principal that has been legally separated and deferred to the end of the loan, with zero percent contractual interest rate.

During the three months ended March 31, 2019 and 2018, no loans were modified as troubled debt restructurings.

There were no defaults on troubled debt restructurings within twelve months following the modification during the three months ended March 31, 2019 and 2018.

At January 16, 2019, one large commercial loan customer with an outstanding relationship of $10.0 million in unsecured loans sought bankruptcy protection in order to reorganize under Chapter 11 of Title 11 of the United States Code. The borrower filing for bankruptcy was evaluated under ASC 450 – “Contingencies,” and the Bank holds $5.1 million in deposits for which the Court has approved a right of offset. The Bank also has assigned a specific allowance of $5.2 million to the outstanding debt. The outstanding loans under bankruptcy have been classified as substandard, but are still accruing interest and the scheduled payments on the loans remain current.

During the process of the Bank’s quarterly assessment of the adequacy of its allowance for loan losses at March 31, 2019, it was determined that an elevated risk in one loan relationship totaling $7.1 million warranted a substantial increase in the allowance for loan losses by $1.8 million. On April 30, 2019, this borrower filed for bankruptcy. Bank’s management believes at March 31, 2019 there is sufficient coverage to protect the Bank’s exposure due to having $3.7 million in collateral, a state loan guarantee of $1.4 million, and a specific reserve of $1.9 million.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). As of March 31, 2019, and December 31, 2018, the Bank met all capital adequacy requirements to which it is subject.

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

In July 2013, the U.S. banking regulatory agencies approved the U.S. version of Basel III. The agencies-adopted version of Basel III revises the risk-based and leverage capital requirements and the method for calculating risk-weighted assets to make them consistent with Basel III and to meet the requirements of the Dodd-Frank Act. Although many of the rules contained in these final regulations are applicable only to large, internationally active banks, some of them apply on a phased-in basis to all banking organizations, including the Company and the Bank. Among other things, the rules establish a new minimum common equity Tier 1 ratio (4.5% of risk-weighted assets), a higher minimum Tier 1 risk-based capital requirement (6.0% of risk-weighted assets) and a minimum non-risk-based leverage ratio (4.0%, eliminating a 3.0% exception for higher rated banks). The new additional capital conservation buffer of 2.5% of risk weighted assets over each of the required capital ratios was phased in from 2016 to 2019 (2.500% in 2019 and 1.875% in 2018) and must be met to avoid limitations on the ability of the Company and the Bank to pay dividends, repurchase shares or pay discretionary bonuses. An additional “countercyclical capital buffer” is required for larger and more complex institutions. The new rules assign higher risk weighting to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. The rules also change the permitted composition of Tier 1 capital to exclude trust preferred securities, mortgage servicing rights and certain deferred tax assets, and include unrealized gains and losses on available-for-sale debt and equity securities (through a one-time opt out option for Standardized Banks (banks with less than $250 billion of total consolidated assets and less than $10 billion of foreign exposures) which the Company and the Bank elected at March 31, 2015). The rules, including alternative requirements for smaller community financial institutions like the Company and the Bank, were fully phased in on January 1, 2019.

As of March 31, 2019, the Bank’s capital ratios each exceeded the Federal Deposit Insurance Corporation’s well capitalized standards under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Company’s actual capital amounts and ratios as of March 31, 2019, and December 31, 2018, are also presented in the table below.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2019:
Total capital (to Risk Weighted Assets)	$170,961	13.203%	$103,593	8.000%	$129,491	10.000%
Tier 1 capital (to Risk Weighted Assets)	$154,652	11.943%	$77,695	6.000%	$103,593	8.000%
Tier 1 capital (to Average Assets)	$154,652	8.046%	$76,888	4.000%	$96,110	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$144,869	11.188%	$58,271	4.500%	$84,169	6.500%

At December 31, 2018:
Total capital (to Risk Weighted Assets)	$167,732	13.662%	$98,219	8.000%	$122,774	10.000%
Tier 1 capital (to Risk Weighted Assets)	$152,281	12.403%	$73,664	6.000%	$98,219	8.000%
Tier 1 capital (to Average Assets)	$152,281	7.991%	$76,229	4.000%	$95,287	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$142,498	11.607%	$55,248	4.500%	$79,803	6.500%

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

Non-Cumulative Perpetual Preferred Stock

At March 31, 2019, the Company had outstanding 9,800 shares of its non-voting Series A Non-Cumulative Perpetual Preferred Stock (the “Series A Preferred Stock”). The shares of Series A Preferred Stock have an initial fixed yield of 5.5% per annum, but the yield becomes floating at June 30, 2021, after which the annual yield will be the three-month LIBOR rate plus 4.825%. The Series A Preferred Stock carries a liquidation preference of $1 thousand per share.

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

A summary of financial instruments with off-balance-sheet risk at March 31, 2019, and December 31, 2018, is as follows:

	March 31, 2019	December 31, 2018
Commitments to extend credit	$151,648	$163,802

Letters of credit:
Standby letters of credit	$55,185	$55,418
Commercial letters of credit	2,883	3,070
Total	$58,068	$58,488

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

The Bank considers its standby and other letters of credit to be payment guarantees. At March 31, 2019, the maximum undiscounted future payments that the Bank could be required to make for all outstanding letters of credit were $58.1 million. All of these arrangements mature within one year. The Bank has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized; however, several are unsecured. The Bank had recorded $32 thousand in reserve liabilities associated with these guarantees at March 31, 2019.

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

A valuation allowance of $2.2 million has been provided at March 31, 2019, and December 31, 2018, to reduce the deferred tax asset because, in management’s opinion, it is more likely than not that less than the entire amount will be realized. The portion of the deferred tax asset with valuation allowance is attributable to a cumulative net operating loss carry forward from the Bank’s CNMI operations, which losses management anticipates will continue. The charge from the net operating loss has already been realized in the accompanying condensed consolidated statements of income as a result of the Guam income tax code.

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

Financial assets measured at fair value on a recurring basis as of March 31, 2019, and December 31, 2018, are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At March 31, 2019
U.S. treasury notes and bonds	$54,427	$-	$-	$54,427
U.S. government agency and government sponsored enterprise (GSE) debt securities	-	45,054	-	45,054
U.S. government agency pool securities	-	213,005	-	213,005
U.S. government agency or GSE	-	68,911	-	68,911
Other assets:
MSRs	-	-	1,705	1,705
Total fair value	$54,427	$326,970	$1,705	$383,102

At December 31, 2018
U.S. treasury notes and bonds	$54,160	$-	$-	$54,160
U.S. government agency and government sponsored enterprise (GSE) debt securities	-	44,750	-	44,750
U.S. government agency pool securities	-	211,372	-	211,372
U.S. government agency or GSE	-	70,760	-	70,760
Other assets:
MSRs	-	-	1,778	1,778
Total fair value	$54,160	$326,882	$1,778	$382,820

There were no liabilities measured at fair value on a recurring basis as of March 31, 2019, and December 31, 2018.

During the three months ended March 31, 2019 and 2018, the changes in Level 3 assets measured at fair value on a recurring basis are as follows:

	Three Months Ended March 31,
	2019	2018
Beginning balance	$1,778	$1,903
Realized and unrealized net gains:
Included in net income	(73)	-
Included in other comprehensive income	-	-
Purchases, issuance and settlements
Purchases	-	-
Issuances	-	-
Settlements	-	-
Ending balance	$1,705	$1,903

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

The following table presents quantitative information about the valuation technique and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring basis:

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average Rate
March 31, 2019
Financial instrument:
MSRs	$1,705	Discounted Cash Flow	Discount Rate	8.39% - 9.12%	8.50%
			Weighted Average Prepayment Rate (Public Securities Association)	125%
December 31, 2018
Financial instrument:
MSRs	$1,778	Discounted Cash Flow	Discount Rate	8.39% - 9.12%	8.50%
			Weighted Average Prepayment Rate (Public Securities Association)	125%

There were no transfers into or out of the Bank’s Level 3 financial instruments for the periods ended March 31, 2019 and December 31, 2018.

Nonrecurring Fair Value Measurements

Under certain circumstances, the Bank makes adjustments to fair value for assets and liabilities even though they are not measured at fair value on an ongoing basis. The following table presents the financial instruments carried on the condensed consolidated statements of financial condition by caption and by level in the fair value hierarchy at March 31, 2019, and December 31, 2018, for which a nonrecurring change in fair value has been recorded:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2019
Financial assets:
Loans, net
Impaired loans	$-	$-	$-	$-

Other assets
Other real estate owned	$-	$-	$1,010	$1,010

December 31, 2018
Financial assets:
Loans, net
Impaired loans	$-	$-	$-	$-

Other assets
Other real estate owned	$-	$-	$1,543	$1,543

The fair value of loans subject to write downs is estimated using the appraised value of the underlying collateral, discounted as necessary due to management’s estimates of changes in economic conditions.

Additionally, the Bank also makes adjustments to nonfinancial assets and liabilities even though they are not measured at fair value on an ongoing basis. With the exception of other real estate owned, the Bank does not have nonfinancial assets or liabilities for which a nonrecurring change in fair value has been recorded during the periods ended March 31, 2019, and December 31, 2018.

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

If quoted market prices are not available, the Bank estimates fair values using pricing models and discounted cash flows that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, and credit spreads. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include U.S. GSE obligations, U.S. government agency pool securities, and other securities. Mortgage-backed securities are included in Level 2 if observable inputs are available. In certain cases where there is limited activity or less transparency around inputs to the valuation, the Bank would classify those securities in Level 3. At March 31, 2019, and December 31, 2018, the Bank did not have any Level 3 investment securities.

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

Fair Value of Other Financial Instruments

The estimated fair values of the Bank’s financial instruments, excluding those assets recorded at fair value on a recurring basis on the Bank’s condensed consolidated statements of financial condition, are as follows:

		Estimated fair value
	Carrying Amount	Level 1	Level 2	Level 3
March 31, 2019	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$124,379	$124,379	$-	$-
Restricted cash	400	400	-	-
Federal Home Loan Bank stock	2,267	-	2,267	-
Investment securities held-to-maturity	64,439	-	64,213	-
Loans, net	1,247,488	-	-	1,249,797
Total	$1,438,973	$124,779	$66,480	$1,249,797

Financial liabilities:
Deposits	1,725,305	-	-	1,726,434
Total	$1,725,305	$-	$-	$1,726,434

December 31, 2018
Financial assets:
Cash and cash equivalents	$155,095	$155,095	$-	$-
Restricted cash	400	400	-	-
Federal Home Loan Bank stock	2,356	-	2,356	-
Investment securities held-to-maturity	68,088	-	67,477	-
Loans, net	1,212,141	-	-	1,212,289
Total	$1,438,080	$155,495	$69,833	$1,212,289

Financial liabilities:
Deposits	$1,728,823	$-	$-	$1,731,830
Total	$1,728,823	$-	$-	$1,731,830

Note 11 – Comprehensive Income

The components of accumulated other comprehensive income, including stockholders’ equity, are as follows:

	Three Months Ended March 31,
	2019	2018
Net unrealized loss on available-for-sale securities	$(3,355)	$(5,786)
Amounts reclassified from AOCI for loss on sale of investment securities available-for-sale included in net income	-	50
Tax effect	705	1,205
Unrealized holding loss on available-for-sale securities, net of tax	(2,650)	(4,531)
Gross unrealized holding loss on held-to-maturity securities	(625)	(1,186)
Amortization of unrealized holding loss on held-to-maturity during the period	87	120
Unrealized holding loss on held-to-maturity securities	(538)	(1,066)
Accumulated other comprehensive income	$(3,188)	$(5,597)

Note 12 – Leases

The Bank leases certain land, office spaces, and storage spaces. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Instead, the Bank recognizes lease expense for these leases on a straight-line basis over the lease term.

Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to 50 years or more. The exercise of lease renewal options is at our sole discretion. The depreciable life of assets and leasehold improvements are limited by the expected lease terms, unless there is a transfer of title or purchase option reasonably certain of exercise.

Certain of our lease agreements include rental payments based on a percentage of the prevailing market value of the lease and the average of the Treasury Bill Rate and the Guam Consumer Price Index figure, and others include rental payments adjusted periodically for inflation. The Bank's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Bank leases certain facilities from two separate entities in which two of its directors have separate ownership interests. Lease payments made to these entities during the three months ended March 31, 2019, and the year ended December 31, 2018, approximated $58 thousand and $350 thousand, respectively. During the three months ended March 31, 2018, lease payments made to these entities approximated $87 thousand.

Additionally, the Bank leases office space to third parties, with original lease terms ranging from 3 to 5 years with option periods ranging up to 15 years. At March 31, 2019, minimum future rents to be received under non-cancelable operating sublease agreements were $30 thousand, $42 thousand, and $26 thousand for the periods ending December 31, 2019, 2020 and 2021, respectively.

The cash flow from operating leases included in the measurement of lease liabilities during the three months ended March 31, 2019, was $784 thousand.

The following table summarizes the lease-related assets and liabilities recorded in our unaudited condensed consolidated statements of financial condition at March 31, 2019:

March 31, 2019
Assets
Operating lease right-of-use assets	$31,952
Finance lease assets	-
Total lease assets	$31,952

Liabilities
Current
Operating	$3,062
Finance	-
Noncurrent
Operating	28,844
Finance	-
Total lease liabilities	$31,906

The operating lease cost, including short-term lease and variable lease costs, was $902 thousand during the three months ended March 31, 2019.

The following table provides the maturities of lease liabilities at March 31, 2019:

	Operating Leases (a)	Finance Leases	Total
2020	$3,336	$-	$3,336
2021	3,275	-	3,275
2022	3,137	-	3,137
2023	2,649	-	2,649
2024	2,484	-	2,484
After 2024	41,774	-	41,774
Total lease payments	$56,655	$-	$56,655
Less: Interest (b)	24,749	-	24,749
Present value of lease liabilities (c)	$31,906	$-	$31,906

Note: For leases commencing prior to 2019, minimum lease payments excludes payments to landlords for real estate taxes and common area maintenance.

(a)	Operating lease payments include $23.5 million related to options to extend lease terms that are reasonably certain of being exercised.
(b)	Calculated using the incremental borrowing rate for each lease.
(c)	Includes the current portion of $3.1 million for operating leases.

The following table provides the weighted-average lease term and discount rate at March 31, 2019:

March 31, 2019
Weighted-average remaining lease term (years)
Operating leases	24.4
Finance leases	-
Weighted-average discount rate
Operating leases	4.07%
Finance leases	-

Note 13 – Revenue Recognition

On January 1, 2018, the Company adopted ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASC 606”) and all subsequent ASUs that modified ASC 606. The Company’s revenue is primarily comprised of net interest income on financial assets less interest paid on financial liabilities, which are excluded from the scope of ASU No. 2014-09. The Company evaluated its various revenue streams and determined that “Service charges on deposit accounts” and “Online fees” are included in the scope of ASC 606. The fees charged from “Service charges on deposit accounts” are based on services provided or transactions performed, and the “Online fees” associated with business accounts are billed at the end of each month or upon occurrence. Neither revenue stream results in a difference from historic revenue recognition practices. The revenue earned from these services and its percentage of total revenue for the three months ended March 31, 2019, are $1.1 million and 4.2%, respectively, for service charges on deposit accounts, and $214 thousand and 0.8%, respectively, for online fees. The revenue earned from these services and its percentage of total revenue for the three months ended March 31, 2018, are $1.2 million and 4.9%, respectively, for service charges on deposit accounts, and $202 thousand and 0.8%, respectively, for online fees. The Company has determined that the result of applying this ASU to the revenue streams affected has not been material to the Company’s consolidated financial statements.

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

In May 2016, the Company entered into a Stock Purchase Agreement to acquire 25% of ASC Trust Corporation, a Guam trust company. In July 2016, subsequent to the approval of the Federal Reserve Bank of San Francisco in June 2016, the purchase was executed. The Agreement, as amended to date, provides for the acquisition of an additional 20% of the stock of ASC Trust Corporation in July 2019, and another 25% in April 2021, with both future purchases subject to regulatory approval. The Agreement contains customary warranties, representations and indemnification provisions.

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

Summary of Operating Results

The following table provides unaudited comparative information with respect to our results of operations for the three months ended March 31, 2019 and 2018, respectively:

	Three Months Ended March 31,
	2019 Amount	2018 Amount	% Change
Interest income	$23,417	21,873	7.1%
Interest expense	500	541	-7.6%
Net interest income before provision for loan losses	22,917	21,332	7.4%
Provision for loan losses	3,852	2,740	40.6%
Net interest income after provision for loan losses	19,065	18,592	2.5%
Non-interest income	3,626	3,416	6.1%
Non-interest expense	18,972	17,536	8.2%
Income before income taxes	3,719	4,472	-16.8%
Income tax expense	817	844	-3.2%
Net income	$2,902	$3,628	-20.0%

Earnings per common share
Basic net income	$0.29	$0.37
Diluted net income	$0.29	$0.37

As the above table indicates, our net income decreased in the three months ended March 31, 2019, as compared to the corresponding period in 2018. In the three months ended March 31, 2019, we recorded net income after taxes of $2.9 million, a decrease of $726 thousand (or 20.0%) as compared to the same period in 2018. These results were most significantly impacted by an increase of $1.4 million in non-interest expense and an increase of $1.1 million in our provision for loan losses, partially offset by higher net interest income, which increased by $1.5 million, and an increase in non-interest income of $210 thousand. The increase in net interest income in the three months ended March 31, 2019, as compared to the same period in 2018, was largely attributed to an increase in interest earnings on loans, which went up by $1.1 million due to higher interest rates and the increase of $37.6 million in our gross loan portfolio.

The following table shows the increase in our net interest margin in the three months ended March 31, 2019, but it also indicates the impact that the decrease in our net income had on our annualized returns on average assets. Our return on average equity decreased by 254 basis points during the three months ended March 31, 2019, as compared to the corresponding period in 2018:

	Three Months Ended March 31,
	2019	2018
Net interest margin	5.03%	4.55%
Return on average assets	0.60%	0.74%
Return on average equity	7.68%	10.22%

Critical Accounting Policies

The Company’s significant accounting policies are set forth in Note 2 in the Notes to the Company’s Annual Report on Form 10-K for 2018 filed with the SEC on March 15, 2019, and Note 2 of Item 1 in this report. Our unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and general practices in the banking industry. Certain of those accounting policies are considered critical accounting policies because they require us to make assumptions and judgments regarding circumstances or trends that could affect the carrying values of our material assets, such as assumptions regarding economic conditions or trends that could impact our ability to fully collect our outstanding loans or ultimately realize the carrying values of certain of our other assets, such as securities that are available for sale. If adverse changes were to occur in the events, trends or other circumstances on which our assumptions or judgments have been based, or other unanticipated events were to happen that might affect our operating results, it could become necessary under GAAP for us to reduce the carrying values of the affected assets in our condensed consolidated statements of financial condition. In addition, because reductions in the carrying values of assets are sometimes effectuated by or require charges to income, such reductions also may have the effect of reducing our income.

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

The following table sets forth our interest income, interest expense and net interest income, and our annualized net interest margin for the three months ended March 31, 2019 and 2018, respectively:

	Three Months Ended March 31,
	2019	2018	% Change
Interest income	$23,417	$21,873	7.06%
Interest expense	500	541	-7.58%
Net interest income	$22,917	$21,332	7.43%

Net interest margin	5.03%	4.55%	0.48%

Net interest income increased by 7.4% for the three months ended March 31, 2019, as compared to the corresponding period in 2018.

For the three months ended March 31, 2019, net interest income rose by $1.6 million as compared to the same period in 2018. Total interest income increased by $1.5 million, principally because of a $1.1 million increase in our loan interest earnings, supplemented by a $323 thousand increase in interest earned on our short term investments during the three months ended March 31, 2019, compared to the previous year. The growth in our net interest margin was the result of an increase of 0.47% in the yield on our average earning assets in the three months ended March 31, 2019, as compared to the corresponding period of 2018, the effect of which was partially offset by a decrease in our average earning assets of 2.8% between those same comparative periods.

Average Balances

Distribution, Rate and Yield

The following table sets forth information regarding our average balance sheet, annualized yields on interest-earning assets and interest rates on interest-bearing liabilities, the interest rate spread and the interest rate margin for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019			2018
	Average Balance	Interest Earned/Paid	Average Yield/Rate	Average Balance	Interest Earned/Paid	Average Yield/Rate
Interest earning assets:
Short term investments[1]	$113,417	$571	2.01%	$64,342	$248	1.54%
Investment Securities²	446,649	2,513	2.25%	566,429	2,434	1.72%
Loans³	1,263,182	20,333	6.44%	1,244,539	19,191	6.17%
Total earning assets	1,823,248	23,417	5.14%	1,875,310	21,873	4.67%
Noninterest earning assets	104,677			86,743
Total assets	$1,927,925			$1,962,053
Interest-bearing liabilities:
Interest-bearing checking accounts	$269,309	$80	0.12%	$293,964	$87	0.12%
Money market and savings accounts	886,631	392	0.18%	960,372	423	0.18%
Certificates of deposit	30,895	28	0.36%	34,566	30	0.35%
Other borrowings	-	-	0.00%	-	1	0.00%
Total interest-bearing liabilities	1,186,835	500	0.17%	1,288,902	541	0.17%
Non-interest bearing liabilities	589,909			531,139
Total liabilities	1,776,744			1,820,041
Stockholders’ equity	151,181			142,012
Total liabilities and stockholders’ equity	$1,927,925			$1,962,053

Net interest income		$22,917			$21,332

Interest rate spread			4.97%			4.50%
Net interest margin			5.03%			4.55%

[1]	Short term investments consist of interest-bearing deposits that we maintain with other financial institutions.
[2]	Includes all investment securities in the Available-for-Sale and the Held-to-Maturity classifications.
[3]

Loans include the average balance of non-accrual loans. Loan interest income includes loan fees of $749 thousand in the three months ended March 31, 2019, and $437 thousand during the three months ended March 31, 2018.

For the three months ended March 31, 2019, our total average earning assets decreased by $52.1 million as compared to the same period in 2018. The decrease during the three months ended March 31, 2019, compared to the same period in 2018, is attributed to the $49.1 million increase in our average short term investments and the $18.6 million increase in our average loan portfolio being more than offset by the $119.8 million decrease in our average investment securities portfolio. Average noninterest earning assets increased by $17.9 million. In the three months ended March 31, 2019, average total interest-bearing liabilities decreased by $102.1 million in comparison to the same period in 2018, comprised of the $73.7 million decrease in average interest-bearing money market and savings accounts, the $24.7 million decrease in average interest-bearing checking accounts and the $3.7 million decrease in average certificates of deposit. The overall decrease in average interest-bearing liabilities resulted from drawdowns in our deposit base. The partially offsetting increase of $58.8 million in average non-interest bearing liabilities during the three months ended March 31, 2019, compared to the same period in 2018, primarily in traditional checking accounts, resulted in an overall decrease of $43.3 million in average total liabilities. During the three months ended March 31, 2019, average stockholders’ equity increased by $9.2 million (6.7%) in comparison to the year-earlier period.

Our interest rate spread increased by 47 basis points (0.47%) and our net interest margin rose by 48 basis points (0.48%) in the three months ended March 31, 2019, as compared to the same period in 2018. During the three months ended March 31, 2019, the increase in our interest rate spread is attributed to the 47 basis point (0.47%) increase in the average yield on our interest earning assets, from 4.67% to 5.14% while the average rate on our interest-bearing liabilities remained unchanged at 0.17%. The increase in our net interest margin resulted from the 7.4% increase in our net interest income combined with the 2.8% decrease in our average total interest-earning assets, due primarily to rising market interest rates.

The following table provides information regarding the changes in interest income and interest expense, attributable to changes in rates and changes in volumes, that contributed to the total change in net interest income for the three months ended March 31, 2019, in comparison to the three months ended March 31, 2018:

	Three Months Ended March 31, 2019 vs. 2018
	(In thousands)
	Net Change in	Attributable to:
	Interest Income/Expense	Change in Rate	Change in Volume
Interest income:
Short term investments	$323	$304	$19
Investment securities	79	3,012	(2,933)
Loans	1,142	3,368	(2,226)
Total interest income	$1,544	$6,684	$(5,140)

Interest expense:
Interest-bearing checking accounts	$(7)	$1	$(8)
Money market and savings accounts	(31)	6	(37)
Certificates of deposit	(2)	5	(7)
Other borrowings	(1)	-	(1)
Total interest expense	$(41)	$12	$(53)

Net interest income	$1,585	$6,672	$(5,087)

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

If management determines that it is necessary to increase the allowance for loan losses, a provision for loan losses is recorded. For the three months ended March 31, 2019, the Bank’s provision for loan losses was $3.9 million, which was $1.1 million higher than during the corresponding period of 2018.

Management believes that the provision recorded was sufficient to offset the incremental risk of loss inherent in the gross loan portfolio of $1.28 billion at March 31, 2019, an increase of $37.6 million from December 31, 2018. The increase in the provision for loan losses from December 31, 2018, to March 31, 2019, was primarily due to the reclassification of a loan relationship totaling $7.05 million that was determined to have a collateral deficiency of $1.9 million. The allowance for loan losses at March 31, 2019, stood at $26.1 million or 2.05% of total gross loans outstanding as of the balance sheet date, an increase of $2.3 million from December 31, 2018. We recorded net loan charge-offs of $1.5 million for the three months ended March 31, 2019. See “Analysis of Allowance for Loan Losses” in the Financial Condition Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for more detailed information.

Non-Interest Income

The table below represents the major components of non-interest income and the changes therein for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019 Amount	2018 Amount	Amount Change	Percent Change
Non-interest income
Service charges and fees	$1,470	$1,683	$(213)	-12.7%
Loss on sale of investment securities	-	(50)	50	-100.0%
Income from merchant services	577	692	(115)	-16.6%
Income from cardholders, net	98	8	90	1125.0%
Trustee fees	628	200	428	214.0%
Other income	853	883	(30)	-3.4%
Total non-interest income	$3,626	$3,416	$210	6.1%

For the three months ended March 31, 2019, non-interest income totaled $3.6 million, which represented an increase of $210 thousand (6.1%) as compared to the three months ended March 31, 2018. The growth during the three months ended March 31, 2019, is primarily attributed to the $428 thousand increase in trustee fees, partially offset by reductions of $213 thousand in service charges and fees and $115 thousand in income from merchant services.

Non-interest Expense

The table below represents the major components of non-interest expense and the changes for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019 Amount	2018 Amount	Amount Change	Percent Change
Non-interest expense:
Salaries and employee benefits	$9,076	$8,805	$271	3.1%
Occupancy	2,027	1,795	232	12.9%
Equipment and depreciation	2,760	2,315	445	19.2%
Insurance	472	430	42	9.8%
Telecommunications	345	493	(148)	-30.0%
FDIC insurance assessment	361	370	(9)	-2.4%
Professional services	604	582	22	3.8%
Contract services	360	411	(51)	-12.4%
Other real estate owned	513	22	491	2231.8%
Stationery and supplies	228	194	34	17.5%
Training and education	200	192	8	4.2%
General, administrative and other	2,026	1,927	99	5.1%
Total non-interest expense	$18,972	$17,536	$1,436	8.2%

For the three months ended March 31, 2019, non-interest expense totaled $19.0 million, which represented an increase of $1.4 million (8.2%) as compared to the same period in 2018. The increase is primarily attributed to the $491 thousand increase in our expense related to other real estate owned, the $445 thousand increase in equipment and depreciation expense, the $271 thousand increase in salaries and employee benefits and the $232 thousand increase in occupancy expense. The increase in other real estate owned expense is primarily due to charge downs of two previously foreclosed properties in California in order to meet regulatory requirements, the increase in equipment and depreciation expense resulted primarily from increases in computer equipment and software expenses of $453 thousand, and the increase in salaries and employee benefits was due to normal, recurring merit increases in salaries and an increase in the number of full-time equivalent employees. The increase in occupancy expense was primarily due to the reclassification of the lease component of certain telecommunications cables upon our adoption of ASU 2016-02, “Leases (Topic 842)”, at January 1, 2019.

Income Tax Expense

For the three months ended March 31, 2019, the Bank recorded income tax expense of $817 thousand. This expense was $27 thousand lower than the income tax expense recorded for the corresponding period in 2018 due primarily to a decrease in income before income tax of $753 thousand.

Financial Condition

Assets

As of March 31, 2019, total assets were $1.92 billion, an increase of 1.8% from the $1.89 billion at December 31, 2018. This $33.2 million increase was comprised of the $35.3 million growth in our net loan portfolio and the $30.8 million increase in other assets, supplemented by the $572 thousand increase in accrued interest receivable and $533 thousand in net premises and equipment, partially offset by the $30.7 million decrease in our total cash and cash equivalents and the reduction of $3.3 million in our net investment securities portfolio. As our net loans increased more rapidly than our total assets, the proportion of net loans to total assets increased from 64.1% at December 31, 2018 to 64.8% at March 31, 2019. Despite a reduction of $3.5 million in total deposits, the remainder of the growth in assets was offset by the $32.7 million increase in other liabilities, the $2.3 million increase in retained earnings and the $1.6 million reduction in accumulated other comprehensive loss.

Interest-Earning Assets

The following table sets forth the composition of our interest-earning assets at March 31, 2019, as compared to December 31, 2018:

	March 31, 2019	December 31, 2018	Variance
Interest-earning deposits with financial institutions (including restricted cash)	$96,981	$122,216	$(25,235)
Federal Home Loan Bank stock, at cost	2,267	2,356	(89)
Investment securities available-for-sale	381,397	381,042	355
Investment securities held-to-maturity	64,439	68,088	(3,649)
Loans, gross	1,276,202	1,238,564	37,638
Total interest-earning assets	$1,821,286	$1,812,266	$9,020

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

A summary of the balances of loans at March 31, 2019, and December 31, 2018, follows:

	March 31, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
Commercial
Commercial & industrial	$263,025	20.6%	$243,465	19.7%
Commercial mortgage	585,506	45.9%	560,827	45.3%
Commercial construction	46,040	3.6%	39,408	3.2%
Commercial agriculture	683	0.1%	688	0.1%
Total commercial	895,254	70.1%	844,388	68.2%
Consumer
Residential mortgage	130,989	10.3%	138,923	11.2%
Home equity	2,172	0.2%	1,325	0.1%
Automobile	25,653	2.0%	26,686	2.2%
Other consumer loans[1]	222,134	17.4%	227,242	18.3%
Total consumer	380,948	29.9%	394,176	31.8%
Gross loans	1,276,202	100.0%	1,238,564	100.0%
Deferred loan (fees) costs, net	(2,612)		(2,649)
Allowance for loan losses	(26,102)		(23,774)
Loans, net	$1,247,488		$1,212,141

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

At March 31, 2019, total gross loans increased by $37.6 million, to $1.28 billion, from $1.24 billion at December 31, 2018. The increase in loans was largely attributed to a $50.9 million increase in total commercial loans, to $895.3 million at March 31, 2019, from $844.4 million at December 31, 2018. The underlying increases were comprised of commercial mortgage loans rising by $24.7 million, along with commercial & industrial loans by $19.6 million and commercial construction loans by $6.6 million. The increase in total commercial loans was partially offset by a $13.2 million decrease in total consumer loans, to $380.9 million at March 31, 2019, from $394.2 million at December 31, 2018. The decreases were in residential mortgage loans by $7.9 million, other consumer loans by $5.1 million, and automobile loans by $1.0 million. These were offset by the increase in home equity loans by $847 thousand.

At March 31, 2019, loans outstanding were comprised of approximately 69.39% in variable rate loans and 30.61% in fixed rate loans.

Since it first opened in 1972, the Bank has expanded its operations and its branch network, first in Guam, then in the other islands of our region and in San Francisco, California. In the interests of enhancing performance and stability through market and industry diversification, the Bank has increased its focus on growth in the San Francisco area in recent years, adding personnel with experience and expertise in the Bay Area. The following table provides figures for loans, net of allowance and deferred fees, in the Bank’s administrative regions for December 31, 2017 and 2018, and March 31, 2019:

	December 31,		March 31,
	2017	2018	2019
Guam	$704,666	$697,722	$703,773
Commonwealth of the Northern Mariana Islands	$79,489	$90,291	$100,707
The Freely Associated States of Micronesia *	$93,560	$91,640	$95,221
California	$352,165	$358,911	$376,501
Total	$1,229,880	$1,238,564	$1,276,202

*	The Freely Associated States (FAS) are comprised of the Federated States of Micronesia (Chuuk, Kosrae, Pohnpei and Yap), the Republic of Palau and the Republic of the Marshall Islands.

As the table indicates, the Bank’s total gross loans increased by 3.0% during the three months ended March 31, 2019, after having increased by 0.7% during 2018. By way of comparison, loans in the California region increased by 4.9% during the three months ended March 31, 2019, and by 1.9% in 2018, as the California region provided continued support for the expansion of the Bank. The continuing recovery of the economy in the Commonwealth of the Northern Mariana Islands allowed us to increase our lending there by $10.4 million, or 11.5%, during the three months ended March 31, 2019, after increasing by $10.8 million, or 13.6%, during all of 2018. Loans in the Freely Associated States of Micronesia increased by $3.6 million, or 3.9%, during the three months ended March 31, 2019, after decreasing by $1.9 million, or 2.1%, during 2018. In Guam, loans increased by $6.1 million, or 0.9%, during the three months ended March 31, 2019, after having decreased by $6.9 million, or 1.0%, during 2018.

Interest-Earning Deposits and Investment Securities

In the current lending and interest rate environment, and in order to maintain sufficient liquidity in the ordinary course of business, the Bank held $96.6 million in unrestricted interest-earning deposits with financial institutions at March 31, 2019, a decrease of $25.2 million, or 20.7%, from the $121.8 million in such deposits at December 31, 2018. From December 31, 2018, to March 31, 2019, the Bank’s combined investment portfolio decreased by $3.3 million, or 0.7%, from $449.1 million to $445.8 million. The reduction in the investment portfolio was comprised of a $3.6 million decrease in held-to-maturity securities, which fell by 5.4%, from $68.1 million to $64.4 million, partially offset by a $355 thousand increase in available-for-sale securities, which rose by 0.1%, from $381.0 million to $381.4 million. Management believes that the Bank maintains an adequate level of liquidity.

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

The following table contains information regarding our nonperforming assets as well as restructured loans as of March 31, 2019, and December 31, 2018:

	March 31, 2019	December 31, 2018
Non-accrual loans:
Commercial & industrial	$2,287	$310
Commercial mortgage	6,906	6,909
Residential mortgage	4,773	4,795
Home equity	85	91
Other consumer [1]	320	278
Total non-accrual loans	$14,371	$12,383

Loans past due 90 days and still accruing:
Commercial & industrial	$-	$530
Commercial mortgage	15	184
Commercial construction	-	-
Residential mortgage	5	12
Home equity	-	-
Automobile	58	135
Other consumer[1]	1,290	1,123
Total loans past due 90 days and still accruing	$1,368	$1,984
Total nonperforming loans	$15,739	$14,367

Other real estate owned (OREO):
Commercial real estate	$895	$1,428
Residential real estate	115	115
Total other real estate owned	$1,010	$1,543
Total nonperforming assets	$16,749	$15,910

Restructured loans:
Accruing loans	$234	$254
Non-accruing loans (included in nonaccrual loans above)	5,524	5,653
Total restructured loans	$5,758	$5,907

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

The above table indicates that nonperforming loans increased by $1.4 million during the three months ended March 31, 2019, which resulted from the increase in total non-accrual loans by $2.0 million, from $12.4 million to $14.4 million. The increase in total non-accrual loans was primarily due to the $2.0 million increase in non-accruing commercial & industrial loans. The increase in non-accrual loans was partially offset by a decrease in total loans past due 90 days and still accruing by $616 thousand, to $1.4 million, down from $2.0 million at December 31, 2018.

At March 31, 2019, the Bank’s largest nonperforming loans are two commercial real estate mortgage loan relationships totaling $4.5 million, both of which are secured by real estate located in Guam. These loans were placed on non-accrual due to deficiencies in the underlying cash flow to service the monthly loan payments and meet operating expenses. At this time, management believes that the collateral and the allowance for loan losses are adequate to cover these loans; however, should property values deteriorate, additional write-downs or additional provisions may be necessary. The third largest nonperforming loan was in the commercial & industrial loan category, which consisted of three loans under one borrowing relationship totaling $1.6 million not secured by real estate. The three loans under the borrowing relationship were placed on nonaccrual due to the borrower filing for reorganization under bankruptcy in January 2019, and the loans are over 90 days past due at March 31, 2019.

Analysis of Allowance for Loan Losses

The allowance for loan losses was $26.1 million, or 2.05% of outstanding gross loans, as of March 31, 2019, as compared to $23.8 million, or 1.92% of outstanding gross loans at December 31, 2018. The allowance was $18.1 million at March 31, 2018, or 1.44% of gross loans.

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

The following table summarizes the changes in our allowance for loan losses:

	Commercial	Residential Mortgages	Consumer	Total
	(Dollars in thousands)
Three Months Ended March 31, 2019
Allowance for loan losses:
Balance at beginning of period	14,887	1,648	7,239	23,774
Charge-offs	(210)	-	(1,791)	(2,001)
Recoveries	4	2	471	477
Provision	2,664	(196)	1,384	3,852
Ending balance	$17,345	$1,454	$7,303	$26,102

Allowance balance at end of period related to:
Loans individually evaluated for impairment	$7,107	$59	$1,495	$8,661
Loans collectively evaluated for impairment	10,238	1,395	5,808	17,441
Ending balance	$17,345	$1,454	$7,303	$26,102

Loan balances at end of period:
Loans individually evaluated for impairment	$24,812	$4,891	$1,668	$31,371
Loans collectively evaluated for impairment	870,442	128,270	246,119	1,244,831
Ending balance	$895,254	$133,161	$247,787	$1,276,202

Three Months Ended March 31, 2018
Allowance for loan losses:
Balance at beginning of period	$7,623	$1,409	$8,247	$17,279
Charge-offs	(314)	-	(2,106)	(2,420)
Recoveries	20	2	436	458
Provision	3,273	(133)	(400)	2,740
Ending balance	$10,602	$1,278	$6,177	$18,057

Allowance balance at end of period related to:
Loans individually evaluated for impairment	$49	$101	$1,576	$1,726
Loans collectively evaluated for impairment	10,553	1,177	4,601	16,331
Ending balance	$10,602	$1,278	$6,177	$18,057

Loan balances at end of period:
Loans individually evaluated for impairment	$7,254	$5,242	$1,958	$14,454
Loans collectively evaluated for impairment	840,217	132,511	266,553	1,239,281
Ending balance	$847,471	$137,753	$268,511	$1,253,735

Year Ended December 31, 2018
Allowance for loan losses:
Balance at beginning of year	$7,623	$1,409	$8,247	$17,279
Charge-offs	(356)	(9)	(7,836)	(8,201)
Recoveries	39	7	1,788	1,834
Provision	7,581	241	5,040	12,862
Ending balance	$14,887	$1,648	$7,239	$23,774

Allowance balance at end of year related to:
Loans individually evaluated for impairment	$5,204	$104	$1,518	$6,826
Loans collectively evaluated for impairment	9,683	1,544	5,721	16,948
Ending balance	$14,887	$1,648	$7,239	$23,774

Loan balances at end of year:
Loans individually evaluated for impairment	$18,328	$4,925	$1,746	$24,999
Loans collectively evaluated for impairment	826,060	135,323	252,182	1,213,565
Ending balance	$844,388	$140,248	$253,928	$1,238,564

Management evaluates all impaired loans not less frequently than quarterly in conjunction with our calculation and determination of the adequacy of the allowance for loan losses.

During the process of the Bank’s quarterly assessment of the adequacy of its allowance for loan losses at March 31, 2019, it was determined that an elevated risk in one loan relationship totaling $7.1 million warranted a substantial increase in the allowance for loan losses by $1.8 million. On April 30, 2019, this borrower filed for bankruptcy. Bank’s management believes at March 31, 2019 there is sufficient coverage to protect the Bank’s exposure due to having $3.7 million in collateral, a state loan guarantee of $1.4 million, and a specific reserve of $1.9 million.

Total Cash and Cash Equivalents

Total cash and cash equivalents were $124.4 million and $155.1 million at March 31, 2019, and December 31, 2018, respectively. This balance, which is comprised of cash and due from bank balances and interest-bearing deposits that we maintain at other financial institutions (including the Federal Reserve Bank of San Francisco, but excepting restricted cash), will vary depending on daily cash settlement activities, the amount of highly liquid assets needed based on known events such as the repayment of borrowings and scheduled withdrawals, and actual cash on hand in the Bank’s branches. The decrease in the balance during the period was primarily attributed to a government agency’s transfer of funds from an account with the Bank to an investment account in our Trust Department.

The following table sets forth the composition of our cash and cash equivalent balances at March 31, 2019, and December 31, 2018:

	March 31, 2019	December 31, 2018	Variance
Cash and due from banks	$27,798	$33,279	$(5,481)
Interest-bearing deposits with financial institutions	96,581	121,816	(25,235)
Total cash and cash equivalents	$124,379	$155,095	$(30,716)

Investment Securities

The Bank manages its securities portfolio to provide a source of both liquidity and earnings. The Bank has an Asset/Liability Committee (“ALCO”) that develops and recommends current investment policies to the Board of Directors based on its operating needs and market circumstances. The Bank’s overall investment policy is formally reviewed and approved annually by the Board of Directors, and the Asset/Liability Committee is responsible for monitoring and reporting compliance with the investment policy. Investment portfolio reports are provided to the Board of Directors on a monthly basis.

At March 31, 2019, the carrying value of the investment securities portfolio (excluding ASC Trust Corporation stock and Federal Home Loan Bank stock) totaled $445.8 million, which represents a $3.3 million decrease from the portfolio balance of $449.1 million at December 31, 2018. The table below sets forth the amortized cost and fair value of our investment securities portfolio, with gross unrealized gains and losses, at March 31, 2019, and December 31, 2018:

	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$100,518	$-	$(1,037)	$99,481
U.S. government agency pool securities	214,612	26	(1,633)	213,005
U.S. government agency or GSE residential mortgage-backed securities	69,622	111	(822)	68,911
Total	$384,752	$137	$(3,492)	$381,397
Securities Held-to-Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$36,513	$140	$(42)	$36,611
U.S. government agency pool securities	8,116	4	(89)	8,031
U.S. government agency or GSE residential mortgage-backed securities	19,810	50	(289)	19,571
Total	$64,439	$194	$(420)	$64,213

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$100,497	$-	$(1,587)	$98,910
U.S. government agency pool securities	213,055	24	(1,707)	211,372
U.S. government agency or GSE residential mortgage-backed securities	72,735	-	(1,975)	70,760
Total	$386,287	$24	$(5,269)	$381,042
Securities Held-to-Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$38,445	$46	$(88)	$38,403
U.S. government agency pool securities	9,089	3	(80)	9,012
U.S. government agency or GSE residential mortgage-backed securities	20,554	29	(521)	20,062
Total	$68,088	$78	$(689)	$67,477

At March 31, 2019, and December 31, 2018, investment securities with a carrying value of $307.0 million and $285.9 million, respectively, were pledged to secure various government deposits and other public requirements.

The amortized cost and fair value of investment securities by contractual maturity at March 31, 2019, and December 31, 2018, follows:

	March 31, 2019
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$29,984	$29,730	$9,982	$9,957
Due after one but within five years	73,063	72,263	32,394	32,521
Due after five but within ten years	93,997	93,345	12,762	12,667
Due after ten years	187,708	186,059	9,301	9,068
Total	$384,752	$381,397	$64,439	$64,213

	December 31, 2018
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$19,996	$19,739	$11,975	$11,911
Due after one but within five years	83,671	82,323	32,511	32,512
Due after five but within ten years	98,465	97,339	13,995	13,769
Due after ten years	184,155	181,641	9,607	9,285
Total	$386,287	$381,042	$68,088	$67,477

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at March 31, 2019, and December 31, 2018:

	March 31, 2019
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
Securities Available for Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$-	$-	$(1,037)	$99,481	$(1,037)	$99,481
U.S. government agency pool securities	(38)	5,404	(1,595)	181,746	(1,633)	187,150
U.S. government agency or GSE residential mortgage-backed securities	-	-	(822)	48,474	(822)	48,474
Total	$(38)	$5,404	$(3,454)	$329,701	$(3,492)	$335,105

Securities Held to Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$-	$-	$(42)	$6,982	$(42)	$6,982
U.S. government agency pool securities	(62)	4,690	(27)	3,174	(89)	7,864
U.S. government agency or GSE residential mortgage-backed securities	-	-	(289)	17,050	(289)	17,050
Total	$(62)	$4,690	$(358)	$27,206	$(420)	$31,896

	December 31, 2018
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value
Securities Available for Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$-	$-	$(1,587)	$98,910	$(1,587)	$98,910
U.S. government agency pool securities	(217)	32,633	(1,490)	157,403	(1,707)	190,036
U.S. government agency or GSE residential mortgage-backed securities	(116)	12,679	(1,859)	58,081	(1,975)	70,760
Total	$(333)	$45,312	$(4,936)	$314,394	$(5,269)	$359,706

Securities Held to Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(12)	$4,918	$(76)	$8,954	$(88)	$13,872
U.S. government agency pool securities	(62)	6,609	(18)	2,232	(80)	8,841
U.S. government agency or GSE residential mortgage-backed securities	(25)	5,219	(496)	12,330	(521)	17,549
Total	$(99)	$16,746	$(590)	$23,516	$(689)	$40,262

The Company does not believe that any of the investment securities that were in an unrealized loss position as of March 31, 2019, which included a total of 147 securities, were other-than-temporarily impaired. Specifically, the 147 securities are comprised of the following: 91 Small Business Administration (“SBA”) Pool securities, 18 mortgage-backed securities issued by the Government National Mortgage Association (“GNMA”), 14 U.S. Treasury securities, 10 mortgage-backed securities, 7 agency securities issued by the Federal Home Loan Bank (“FHLB”), 4 mortgage-backed securities and 1 step up bond issued by the Federal Home Loan Mortgage Corporation (“FHLMC”), 1 agency security issued by the Federal National Mortgage Association (“FNMA”) and 1 agency security issued by the Federal Farm Credit Banks (“FFCB”).

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

Deposits

At March 31, 2019, total deposit liabilities decreased by $3.5 million, to $1.73 billion, as compared to $1.73 billion in total deposits at December 31, 2018. Interest-bearing deposits decreased by $4.9 million, to $1.19 billion at March 31, 2019, compared to $1.19 billion at December 31, 2018, while non-interest bearing deposits increased by $1.4 million, to $539.5 million at March 31, 2019, from $538.2 million at December 31, 2018. The 0.2% decrease in total deposits was primarily due to normal fluctuations in our deposit base.

The following table sets forth the composition of our interest-bearing deposit portfolio with the balances and average interest rates at March 31, 2019 and December 31, 2018, respectively:

	March 31, 2019		December 31, 2018
	Balance	Average rate	Balance	Average rate
Interest-bearing checking accounts	$259,373	0.12%	$281,582	0.12%
Money market and savings accounts	895,766	0.18%	670,640	0.18%
Certificates of deposit	30,630	0.36%	238,433	0.35%
Total interest-bearing deposits	$1,185,769	0.17%	$1,190,655	0.17%

As mentioned earlier, the Bank has expanded its operations and its branch network since it first opened in 1972, first in Guam, then in the other islands of our region and in San Francisco, California. As time has passed, the Bank has gathered market share in each of the islands. In recent years, in order to diversify its geographic market, the Bank has increased its focus on growth in the California region. The following table provides figures for deposits in the Bank’s administrative regions at December 31, 2017 and 2018, and at March 31, 2019:

	December 31,		March 31,
	2017	2018	2019
Guam	$936,237	$900,273	$953,113
Commonwealth of the Northern Mariana Islands	$343,149	$334,987	$312,625
The Freely Associated States of Micronesia *	$491,276	$447,011	$420,946
California	$45,470	$46,552	$38,621
Total	$1,816,132	$1,728,823	$1,725,305

*	The Freely Associated States (FAS) are comprised of the Federated States of Micronesia (Chuuk, Kosrae, Pohnpei and Yap), the Republic of Palau and the Republic of the Marshall Islands.

During the three months ended March 31, 2019, the Bank’s deposits decreased by $3.5 million, or 0.2%, while in the full year of 2018, deposits decreased by a total of $87.3 million. Our branches in Guam experienced an increase of $52.8 million in deposits during the three months ended March 31, 2019, while the deposits in our branches in the CNMI were reduced by $22.4 million. Deposits in our FAS branches decreased by $26.1 million, while our California region deposits decreased by $7.9 million during the same time period.

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

At March 31, 2019, and at December 31, 2018, the Company had no short-term borrowings.

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

At March 31, 2019, our liquid assets, which include cash and due from banks, interest-earning deposits with financial institutions (excluding restricted cash), and investment securities available-for-sale totaled $505.8 million, down $30.4 million from $536.1 million at December 31, 2018. This decrease is comprised of declines of $25.2 million in interest bearing deposits in banks and $5.5 million in cash and due from banks, only slightly offset by the increase of $355 thousand in investment securities available-for-sale.

Contractual Obligations

The Bank utilizes facilities, equipment and land under various operating leases with terms, including renewal options, ranging from 1 to 99 years.

The following table provides the maturities of lease liabilities at March 31, 2019:

	Operating Leases (a)	Finance Leases	Total
2020	$3,336	$-	$3,336
2021	3,275	-	3,275
2022	3,137	-	3,137
2023	2,649	-	2,649
2024	2,484	-	2,484
After 2024	41,774	-	41,774
Total lease payments	$56,655	$-	$56,655
Less: Interest (b)	24,749	-	24,749
Present value of lease liabilities (c)	$31,906	$-	$31,906

Note: For leases commencing prior to 2019, minimum lease payments excludes payments to landlords for real estate taxes and common area maintenance.

(a)	Operating lease payments include $23.5 million related to options to extend lease terms that are reasonably certain of being exercised.
(b)	Calculated using the interest rate for each lease.
(c)	Includes the current portion of $3.1 million for operating leases.

The Bank leases certain facilities from two separate entities in which two of its directors have separate ownership interests. Lease payments made to these entities during the three months ended March 31, 2019 and the year ended December 31, 2018, approximated $58 thousand and $350 thousand, respectively. During the three months ended March 31, 2018, lease payments made to these entities approximated $87 thousand.

Additionally, the Bank leases office space to third parties, with original lease terms ranging from 3 to 5 years with option periods ranging up to 15 years. At March 31, 2019, minimum future rents to be received under non-cancelable operating sublease agreements were $30 thousand, $42 thousand, and $26 thousand for the periods ending December 31, 2019, 2020 and 2021, respectively.

A summary of rental activities for the three months ended March 31, 2019 and 2018, respectively, is as follows:

	Three Months Ended March 31,
	2019	2018
Rent expense	$923	$701
Total rent expense	$923	$701

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

A summary of financial instruments with off-balance-sheet risk at March 31, 2019, and December 31, 2018, is as follows:

	March 31, 2019	December 31, 2018
Commitments to extend credit	$151,648	$163,802

Letters of credit:
Standby letters of credit	$55,185	$55,418
Commercial letters of credit	2,883	3,070
Total	$58,068	$58,488

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

The Bank considers its standby and commercial letters of credit to be guarantees. At March 31, 2019, the maximum undiscounted future payments that the Bank could be required to make was $58.1 million. Almost all of these arrangements mature within one year. The Bank generally has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized; however, several that are extended to the Bank’s most creditworthy customers are unsecured. The Bank has recorded $32 thousand in reserve liabilities associated with commitments to extend credit and letters of credit at March 31, 2019.

Mortgage loans serviced for others are not included in the accompanying condensed consolidated statements of financial condition. The unpaid principal balances of mortgage loans serviced for others were $193.0 million and $189.6 million at March 31, 2019, and December 31, 2018, respectively. At March 31, 2019, and December 31, 2018, the Bank recorded mortgage servicing rights at their fair value of $1.7 million, and $1.8 million, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital and Common Equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of March 31, 2019, and December 31, 2018, the Bank met all capital adequacy requirements to which it is subject.

In December 2010, the Basel Committee on Bank Supervision (“Basel Committee”) released its final framework for strengthening international capital and liquidity regulation, now officially identified as “Basel III,” which require bank holding companies and their bank subsidiaries to maintain substantially more capital as of January 1, 2019 than had previously been required, with a greater emphasis on common equity.

In July 2013, the U.S. banking regulatory agencies approved the U.S. version of Basel III. The version of Basel III adopted revises the risk-based and leverage capital requirements and the method for calculating risk-weighted assets to make them consistent with Basel III and to meet the requirements of the Dodd-Frank Act. Many of the rules apply on a phased-in basis to all banking organizations, including the Company and the Bank. Among other things, the rules establish a new minimum common equity Tier 1 ratio (4.5% of risk-weighted assets), a higher minimum Tier 1 risk-based capital requirement (6.0% of risk-weighted assets) and a minimum non-risk-based leverage ratio (4.0%). An additional capital conservation buffer of 2.5% of risk weighted assets over each of the required capital ratios will be phased in from 2016 to 2019 (2.500% in 2019 and 1.875% in 2018) and must be met to avoid limitations on the ability of the Company and the Bank to pay dividends, repurchase shares or pay discretionary bonuses. The new rules assign higher risk weighting to credit exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. The rules also change the permitted composition of Tier 1 capital to exclude trust preferred securities, mortgage servicing rights and certain deferred tax assets, and include unrealized gains and losses on available-for-sale debt and equity securities (through a one-time opt out option for Standardized Banks (banks with less than $250 billion of total consolidated assets and less than $10 billion of foreign exposures) which the Company and the Bank elected at March 31, 2015). The rules, including alternative requirements for smaller community financial institutions like the Company and the Bank, were fully effective as of January 1, 2019.

As of March 31, 2019, the Bank’s capital ratios each exceeded the Federal Deposit Insurance Corporation’s well capitalized standards under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There have been no conditions or events since the most recent FDIC notification that management believes have changed the Bank’s category.

The Company’s required and actual capital amounts and ratios as of March 31, 2019, and December 31, 2018, were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2019:
Total capital (to Risk Weighted Assets)	$170,961	13.203%	$103,593	8.000%	$129,491	10.000%
Tier 1 capital (to Risk Weighted Assets)	$154,652	11.943%	$77,695	6.000%	$103,593	8.000%
Tier 1 capital (to Average Assets)	$154,652	8.046%	$76,888	4.000%	$96,110	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$144,869	11.188%	$58,271	4.500%	$84,169	6.500%

At December 31, 2018:
Total capital (to Risk Weighted Assets)	$167,732	13.662%	$98,219	8.000%	$122,774	10.000%
Tier 1 capital (to Risk Weighted Assets)	$152,281	12.403%	$73,664	6.000%	$98,219	8.000%
Tier 1 capital (to Average Assets)	$152,281	7.991%	$76,229	4.000%	$95,287	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$142,498	11.607%	$55,248	4.500%	$79,803	6.500%

Since the formation of BankGuam Holding Company in 2011, our assets have grown by 74.5% ($821.6 million), while our stockholders’ equity has grown by 71.6% ($63.5 million, including $47.7 million in retained earnings). The growth in equity has helped to increase our capital ratios, and those ratios remain well above the well capitalized standards. To provide sufficient capital resources to expand our holdings, the Board approved the issuance of $10.0 million in non-cumulative perpetual preferred stock, of which $9.8 million was issued during 2016. During the fourth quarter of 2017 and the first quarter of 2018, the Company issued an additional $4.2 million in common stock in an SEC-registered public offering at a purchase price of $12.25 per common share.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

Other than the remediation processes described below, there were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As previously identified in our Annual Report on Form 10-K for the year ended December 31, 2018, our management identified the following material weakness in internal control over financial reporting:

•

While the Company’s Information Security Officer monitors reports of the production environment to identify authorized and unauthorized usage, as well as employee access to key financial applications, the activity is not reviewed against supporting documentation to ensure that all changes are authorized, and one privileged user account was not adequately monitored.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We remediated the material weakness, and the Information Security Officer is reviewing all changes made by all privileged user accounts to the production environment against supporting documents to ensure that all such changes are authorized.

We believe the remediation measures strengthened our internal control over financial reporting and remediated the material weakness identified earlier. We will continue to monitor the effectiveness of these remediation measures and will make any adjustments and take such other actions as are appropriate.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Exhibit

10.01	Employment Agreement dated April 1, 2019, between Bank of Guam and Joaquin P.L.G. Cook

10.02	Employment Agreement dated April 1, 2019, between Bank of Guam and Maria Eugenia H. Leon Guerrero

10.03	Employment Agreement dated April 1, 2019, between Bank of Guam and William D. Leon Guerrero

10.04	First Amendment to Stock Purchase Agreement dated March 12, 2019, between BankGuam Holding Company and David J. John

31.01	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Statements of Financial Condition as of March 31, 2019, and December 31, 2018, (ii) Unaudited Condensed Consolidated Statements of Income for the three months ended March 31, 2019 and 2018, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018, and (v) Notes to Unaudited Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, BankGuam Holding Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANKGUAM HOLDING COMPANY

Date: May 10, 2019	By:	/s/ JOAQUIN P.L.G. COOK
Joaquin P.L.G. Cook, President and Chief Executive Officer

Date: May 10, 2019	By:	/s/ FRANCISCO M. ATALIG
Francisco M. Atalig, Senior Vice President and Chief Financial Officer