Form 10-Q
period 2019-06-30
BankGuam Holding Co
filed 2019-08-09
CIK 1527383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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
As of August 9, 2019, there were 9,660,171 shares outstanding

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Financial Condition

(in Thousands, Except Par Value)

	June 30, 2019	December 31, 2018
ASSETS
Cash and due from banks	$31,193	$33,279
Interest bearing deposits in banks	114,224	121,816
Total cash and cash equivalents	145,417	155,095
Restricted cash	400	400
Investment in unconsolidated subsidiary	3,169	3,291
Investment securities available-for-sale, at fair value	384,731	381,042
Investment securities held-to-maturity, at amortized cost (Fair Value $60,910 at 6/30/19 and $67,477 at 12/31/18)	60,753	68,088
Federal Home Loan Bank stock, at cost	2,267	2,356
Loans, net of allowance for loan losses ($27,088 at 6/30/19 and $23,774 at 12/31/18)	1,240,706	1,212,141
Accrued interest receivable	6,406	6,221
Premises and equipment, net	19,917	18,471
Other assets	78,233	44,597
Total assets	$1,941,999	$1,891,702

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$544,049	$538,168
Interest bearing	1,181,809	1,190,655
Total deposits	1,725,858	1,728,823
Accrued interest payable	126	137
Subordinated debt, net	14,738	-
Other liabilities	44,351	14,447
Total liabilities	1,785,073	1,743,407
Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock $0.2083 par value; 48,000 shares authorized; 9,692 and 9,679 shares issued and 9,660 and 9,646 shares outstanding at 6/30/19 and 12/31/18, respectively	2,020	2,017
Preferred stock $100 par value; 300 shares authorized; 9.8 shares issued and outstanding	980	980
Additional paid-in capital, Common stock	24,357	24,214
Additional paid-in capital, Preferred stock	8,803	8,803
Retained earnings	122,895	117,339
Accumulated other comprehensive loss	(1,839)	(4,768)
Common stock in treasury, at cost (32 shares)	(290)	(290)
Total stockholders’ equity	156,926	148,295
Total liabilities and stockholders’ equity	$1,941,999	$1,891,702

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Income

(Dollar and Share Amounts in Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest income:
Loans	$20,679	$20,067	$41,013	$39,258
Investment securities	2,517	2,551	5,030	4,986
Deposits with banks	558	124	1,128	372
Total interest income	23,754	22,742	47,171	44,616
Interest expense:
Savings deposits	478	510	950	1,020
Time deposits	27	28	55	59
Other borrowed funds	11	9	11	10
Total interest expense	516	547	1,016	1,089
Net interest income	23,238	22,195	46,155	43,527
Provision for loan losses	2,098	2,099	5,951	4,838
Net interest income, after provision for loan losses	21,140	20,096	40,204	38,689

Non-interest income:
Service charges and fees	1,772	1,754	3,242	3,438
Loss on sale of investment securities	-	(362)	-	(413)
Income from merchant services, net	629	485	1,206	1,177
Cardholders income, net	(57)	171	41	179
Trustee fees	613	879	1,241	1,079
Other income	890	916	1,744	1,799
Total non-interest income	3,847	3,843	7,474	7,259
Non-interest expense:
Salaries and employee benefits	8,861	9,251	17,937	18,056
Occupancy	1,971	1,815	3,998	3,611
Equipment and depreciation	2,796	2,543	5,556	4,857
Insurance	456	423	929	854
Telecommunications	351	487	697	980
FDIC assessment	345	339	706	709
Professional services	768	946	1,372	1,528
Contract services	632	422	992	833
Other real estate owned	659	21	1,171	43
Stationery and supplies	185	185	413	379
Training and education	332	348	531	540
General, administrative and other	2,210	2,208	4,237	4,135
Total non-interest expense	19,566	18,988	38,539	36,525
Income before income taxes	5,421	4,951	9,139	9,423
Income tax expense	1,061	1,054	1,877	1,898
Net income	4,360	3,897	7,262	7,525
Preferred stock dividend	(137)	(136)	(271)	(271)
Net income attributable to common stockholders	$4,223	$3,761	$6,991	$7,254

Earnings per common share:
Basic	$0.44	$0.39	$0.72	$0.76
Diluted	$0.44	$0.39	$0.72	$0.76
Dividends declared per common share	$0.10	$0.10	$0.20	$0.20
Basic weighted average common shares	9,654	9,635	9,650	9,590
Diluted weighted average common shares	9,654	9,635	9,650	9,590

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$4,360	$3,897	$7,262	$7,525
Other comprehensive income (loss):
Unrealized holding gain (loss) on available-for-sale securities arising during the period, net of tax	1,262	(599)	2,754	(2,681)
Reclassification for loss realized on available-for-sale securities	-	362	-	413
Amortization of post-transfer unrealized holding loss on held-to-maturity securities during the period, net of tax	87	155	175	276
Total other comprehensive income (loss)	1,349	(82)	2,929	(1,992)
Total comprehensive income	$5,709	$3,815	$10,191	$5,533

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(Dollar Amounts in Thousands, Except Number of Shares)

	Number of Common Shares	Common Stock	Preferred Stock	Paid-in Capital - Common	Paid-in Capital - Preferred	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Treasury Stock	Total
Balances, January 1, 2019	9,646,344	$2,017	$980	$24,214	$8,803	$117,339	$(4,768)	$(290)	$148,295
Comprehensive income:
Net income	-	-	-	-	-	2,902	-	-	2,902
Reclassification related to adoption of new accounting standard	-	-	-	-	-	496	-	-	496
Change in accumulated other comprehensive income:	-	-	-	-	-	-	-	-	-
Unrealized gain on available-for-sale securities, net	-	-	-	-	-	-	1,580	-	1,580
Common stock issued under Employee Stock Purchase Plan & Service Awards	6,881	2	-	71	-	-	-	-	73
Common stock issued	-	-	-	-	-	-	-	-	-
Cash dividends on common stock	-	-	-	-	-	(965)	-	-	(965)
Cash dividends on preferred stock	-	-	-	-	-	(134)	-	-	(134)
Balances, March 31, 2019	9,653,225	$2,019	$980	$24,285	$8,803	$119,638	$(3,188)	$(290)	$152,247
Comprehensive income:
Net income	-	$-	$-	$-	$-	$4,360	$-	$-	$4,360
Change in accumulated other comprehensive income:	-	-	-	-	-	-	-	-	-
Unrealized gain on available-for-sale securities, net	-	-	-	-	-	-	1,349	-	1,349
Common stock issued under Employee Stock Purchase Plan & Service Awards	6,821	1	-	72	-	-	-	-	73
Cash dividends on common stock	-	-	-	-	-	(966)	-	-	(966)
Cash dividends on preferred stock	-	-	-	-	-	(137)	-	-	(137)
Balances, June 30, 2019	9,660,046	$2,020	$980	$24,357	$8,803	$122,895	$(1,839)	$(290)	$156,926

	Number of Common Shares	Common Stock	Preferred Stock	Paid-in Capital - Common	Paid-in Capital - Preferred	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Treasury Stock	Total
Balances, January 1, 2018	9,413,958	$1,969	$980	$21,472	$8,803	$108,900	$(3,687)	$(290)	$138,147
Comprehensive income:
Net income	-	-	-	-	-	3,628	-	-	3,628
Reclassification related to adoption of new accounting standard	-	-	-	-	-	-	-	-	-
Change in accumulated other comprehensive income:	-	-	-	-	-	-	-	-	-
Unrealized loss on available-for-sale securities, net	-	-	-	-	-	-	(1,910)	-	(1,910)
Common stock issued under Employee Stock Purchase Plan & Service Awards	3,274	1	-	34	-	-	-	-	35
Common stock issued	217,823	45	-	2,598	-	-	-	-	2,643
Cash dividends on common stock	-	-	-	-	-	(962)	-	-	(962)
Cash dividends on preferred stock	-	-	-	-	-	(135)	-	-	(135)
Balances, March 31,2018	9,635,055	$2,015	$980	$24,104	$8,803	$111,431	$(5,597)	$(290)	$141,446
Comprehensive income:
Net income	-	$-	$-	$-	$-	$3,897	$-	$-	$3,897
Reclassification related to adoption of new accounting standard	-	-	-	-	-	-	-	-	-
Change in accumulated other comprehensive income:	-	-	-	-	-	-	-	-	-
Unrealized loss on available-for-sale securities, net	-	-	-	-	-	-	(82)	-	(82)
Common stock issued under Employee Stock Purchase Plan & Service Awards	-	-	-	-	-	-	-	-	-
Common stock issued	-	-	-	-	-	-	-	-	-
Cash dividends on common stock	-	-	-	-	-	(964)	-	-	(964)
Cash dividends on preferred stock	-	-	-	-	-	(136)	-	-	(136)
Balances, June 30, 2018	9,635,055	$2,015	$980	$24,104	$8,803	$114,228	$(5,679)	$(290)	$144,161

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Cash Flows

(in Thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$7,262	$7,525
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,951	4,838
Depreciation	1,894	1,797
Amortization of fees, discounts and premiums	436	710
Gain (loss) on sales of other real estate owned, net	33	(17)
Proceeds from sales of loans held for sale	13,784	6,210
Origination of loans held for sale	(13,784)	(6,210)
Increase in mortgage servicing rights	43	30
Realized loss on sale of available-for-sale securities	-	413
Realized gain on sale of premises and equipment	19	-
Income from equity investment in unconsolidated subsidiary	(200)	(225)
Dividends received from unconsolidated subsidiary	322	177
Net change in operating assets and liabilities:
Accrued interest receivable	(185)	(106)
Other assets	(33,559)	3,429
Accrued interest payable	(11)	(7)
Other liabilities	29,904	6,011
Net cash provided by operating activities	11,909	24,575

Cash flows from investing activities:
Purchases of available-for-sale securities	(33,917)	(65,459)
Proceeds from sales of available-for-sale securities	-	78,775
Maturities, prepayments and calls of available-for-sale securities	32,671	34,078
Maturities, prepayments and calls of held-to-maturity securities	7,384	10,473
Loan originations and principal collections, net	(34,516)	(30,556)
Costs of FHLB stock purchase	89	(53)
Proceeds from sales of other real estate owned	325	162
Proceeds from sales of premises and equipment	21	-
Purchases of premises and equipment	(3,361)	(2,590)
Net cash (used in) provided by investing activities	(31,304)	24,830

Cash flows from financing activities:
Net decrease in deposits	(2,965)	(69,013)
Proceeds from issuance of subordinated debt, net	14,738	-
Proceeds from issuance of common stock	146	2,678
Dividends paid	(2,202)	(2,198)
Net cash provided by (used in) financing activities	9,717	(68,533)
Net change in cash, cash equivalents and restricted cash	(9,678)	(19,128)
Cash, cash equivalents and restricted cash at beginning of period	155,495	126,527
Cash, cash equivalents and restricted cash at end of period	$145,817	$107,399

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,014	$1,084
Income taxes	$2,681	$2,202
Supplemental disclosure of noncash investing and financing activities:
Net change in unrealized loss on held-to-maturity securities, net of tax	$175	$276
Net change in unrealized gain (loss) on available-for-sale securities, net of tax	$2,755	$(2,267)

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Notes to Condensed Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

Note 1 – Nature of Business

Organization

The accompanying condensed consolidated financial statements include the accounts of BankGuam Holding Company (“Company”) and its wholly-owned subsidiaries, Bank of Guam (“Bank”) and BankGuam Investment Services (“BGIS”) (formerly BankGuam Investment and Insurance Services). The Company is a Guam corporation organized on October 29, 2010, to act as the holding company of the Bank, a Guam banking corporation, a 22-branch bank serving the communities in Guam, the Commonwealth of the Northern Mariana Islands (CNMI), the Federated States of Micronesia (FSM), the Republic of the Marshall Islands (RMI), the Republic of Palau (ROP), and San Francisco, California. BankGuam Investment Services was incorporated in Guam in 2015 and initially capitalized during the first quarter of 2016. During July 2016, the Company executed an agreement to purchase up to 70% of ASC Trust Corporation.

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

These unaudited condensed consolidated financial statements have been prepared on a basis consistent with prior periods, and should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2018, and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the U.S. Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 on March 15, 2019.

Our condensed consolidated financial condition at June 30, 2019, and the condensed consolidated results of operations for the three and six months ended June 30, 2019, are not necessarily indicative of what our financial condition will be at December 31, 2019, or of the results of our operations that may be expected for the full year ending December 31, 2019.

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, a new Topic which, as modified by ASU 2018-10 and ASU 2018-12, is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements on the basis that it is important that users of financial statements have a complete and understandable picture of an entity’s leasing activities. These ASUs were effective January 1, 2019, with early adoption permitted. The Company adopted ASC 842 on its effective date and has elected to not restate prior periods, presenting the cumulative effect of applying the new standard within the opening balance of retained earnings on January 1, 2019. The new standard allows for several transition practical expedients. The Company has chosen to elect the package of practical expedients, which permits the Company to forgo reassessing lease identification, lease classification, and initial direct costs. The Company will apply the hindsight practical expedient when evaluating the lease term and assessing impairment of Right of Usage (“ROU”) assets. The Company also elected to combine the lease and non-lease components, such as maintenance fees, as a single lease component and elected to use the remaining lease term instead of total lease term in determining the incremental borrowing rate. The Company has made an accounting policy election to not recognize lease liabilities and ROU assets for short-term leases, which are leases with initial terms of 12 months or less and for which there is not a purchase option that is reasonably certain to be exercised. All leases within the Company’s portfolio are classified as operating leases. On adoption, the Company recognized ROU assets and lease liabilities for operating leases of $32.8 million and $32.7 million, respectively, with no cumulative effect in retained earnings, which are included in other assets and other liabilities on the accompanying condensed consolidated statements of financial condition.

In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220)”. This update allows a reclassification for stranded tax effects related to the Tax Cuts and Jobs Act of December 22, 2017, and is intended to improve the usefulness of information reported to the users of financial statements. The effective date of this update is for fiscal years beginning after December 15, 2018. Although adoption of this standard is not required of the Company until January 1, 2020, early adoption is permitted. The Company adopted this standard on January 1, 2019, and reclassified $496 thousand from deferred tax asset to retained earnings at March 31, 2019.

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

Note 3 – Earnings Per Common Share

Basic earnings per common share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Potential common shares that may be issued by the Company relate to shares subscribed but not yet issued in 2019 and 2018 under the Employee Stock Purchase Plan, and are reported as dilutive options. No shares were subscribed but not issued at the end of the June 30, 2019 and 2019.

Earnings per common share are computed based on reported net income, preferred stock dividends and the following common share data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$4,360	$3,897	$7,262	$7,525
Less preferred stock dividends	(137)	(136)	(271)	(271)
Net income attributable to common stockholders	4,223	3,761	6,991	7,254
Weighted average number of common shares outstanding - used to calculate basic and diluted earnings per common share	9,654	9,635	9,650	9,590
Earnings per common share:
Basic	$0.44	$0.39	$0.72	$0.76
Diluted	$0.44	$0.39	$0.72	$0.76

Note 4 – Investment Securities

The amortized cost and fair value of investment securities, with gross unrealized gains and losses, follows:

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$100,539	$-	$(441)	$100,098
U.S. government agency pool securities	210,736	27	(1,489)	209,274
U.S. government agency or GSE residential mortgage-backed securities	75,214	412	(267)	75,359
Total	$386,489	$439	$(2,197)	$384,731
Securities Held-to-Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$34,082	$329	$(12)	$34,399
U.S. government agency pool securities	7,592	4	(77)	7,519
U.S. government agency or GSE residential mortgage-backed securities	19,079	58	(145)	18,992
Total	$60,753	$391	$(234)	$60,910

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$100,497	$-	$(1,587)	$98,910
U.S. government agency pool securities	213,055	24	(1,707)	211,372
U.S. government agency or GSE residential mortgage-backed securities	72,735	-	(1,975)	70,760
Total	$386,287	$24	$(5,269)	$381,042
Securities Held-to-Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$38,445	$46	$(88)	$38,403
U.S. government agency pool securities	9,089	3	(80)	9,012
U.S. government agency or GSE residential mortgage-backed securities	20,554	29	(521)	20,062
Total	$68,088	$78	$(689)	$67,477

At June 30, 2019, and December 31, 2018, investment securities with a carrying value of $305.0 million and $282.4 million, respectively, were pledged to secure various government deposits and to meet other public requirements.

Proceeds and gross realized losses from the sales or calls of investment securities for the three and six months ended June 30, 2019 and 2018, are shown below. The Company sold no securities during the first six months of 2019.

	Three Months Ended June 30,
	2019	2018
Proceeds from sales	$-	$60,460
Gross realized gains from sales	$-	$-
Gross realized losses from sales	$-	$(362)

	Six Months Ended June 30,
	2019	2018
Proceeds from sales	$-	$78,775
Gross realized gains from sales	$-	$-
Gross realized losses from sales	$-	$(413)

The amortized cost and estimated fair value of investment securities by contractual maturity at June 30, 2019, and December 31, 2018, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or borrowers the right to prepay obligations with or without call or prepayment penalties. At June 30, 2019, obligations of U.S. government corporations and agencies with amortized costs totaling $447.2 million consist predominantly of Small Business Administration (“SBA”) agency pool securities totaling $218.3 million and residential mortgage-backed securities totaling $94.3 million whose contractual maturity, or principal repayment, will follow the repayment of the underlying small business loans or mortgages. For purposes of the following table, the entire outstanding balance of these SBA pools and mortgage-backed securities issued by U.S. government corporations and agencies is categorized based on final maturity date. At June 30, 2019, the Bank estimates the average remaining life of these SBA pools and mortgage-backed securities to be approximately 3.1 years and 3.2 years, respectively.

	June 30, 2019
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$65,029	$64,763	$7,489	$7,483
Due after one but within five years	41,732	41,530	33,308	33,633
Due after five but within ten years	100,882	100,524	10,840	10,831
Due after ten years	178,846	177,914	9,116	8,963
Total	$386,489	$384,731	$60,753	$60,910

	December 31, 2018
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$19,996	$19,739	$11,975	$11,911
Due after one but within five years	83,671	82,323	32,511	32,512
Due after five but within ten years	98,465	97,339	13,995	13,769
Due after ten years	184,155	181,641	9,607	9,285
Total	$386,287	$381,042	$68,088	$67,477

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2019, and December 31, 2018.

	June 30, 2019
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value
Securities Available for Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$-	$-	$(441)	$100,098	$(441)	$100,098
U.S. government agency pool securities	(36)	10,995	(1,453)	187,297	(1,489)	198,292
U.S. government agency or GSE residential mortgage-backed securities	-	-	(267)	45,141	(267)	45,141
Total	$(36)	$10,995	$(2,161)	$332,536	$(2,197)	$343,531

Securities Held to Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$-	$-	$(12)	$4,506	$(12)	$4,506
U.S. government agency pool securities	(54)	4,373	(23)	2,983	(77)	7,356
U.S. government agency or GSE residential mortgage-backed securities	-	-	(145)	15,655	(145)	15,655
Total	$(54)	$4,373	$(180)	$23,144	$(234)	$27,517

	December 31, 2018
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value
Securities Available for Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$-	$-	$(1,587)	$98,910	$(1,587)	$98,910
U.S. government agency pool securities	(217)	32,633	(1,490)	157,403	(1,707)	190,036
U.S. government agency or GSE residential mortgage-backed securities	(116)	12,679	(1,859)	58,081	(1,975)	70,760
Total	$(333)	$45,312	$(4,936)	$314,394	$(5,269)	$359,706

Securities Held to Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(12)	$4,918	$(76)	$8,954	$(88)	$13,872
U.S. government agency pool securities	(62)	6,609	(18)	2,232	(80)	8,841
U.S. government agency or GSE residential mortgage-backed securities	(25)	5,219	(496)	12,330	(521)	17,549
Total	$(99)	$16,746	$(590)	$23,516	$(689)	$40,262

The investment securities that were in an unrealized loss position as of June 30, 2019, which comprised a total of 146 securities, were not other-than-temporarily impaired. Specifically, the 146 securities are comprised of the following: 93 SBA pool securities, 17 mortgage-backed securities issued by the Government National Mortgage Association (“GNMA”), 13 U.S. Treasuries, 9 mortgage-backed securities and 1 agency security issued by the Federal National Mortgage Association (“FNMA”), 7 agency securities issued by the Federal Home Loan Bank (“FHLB”), 4 mortgage-backed securities and 1 agency security issued by the Federal Home Loan Mortgage Corporation (“FHLMC”), and 1 agency security issued by the Federal Farm Credit Banks (“FFCB”).

Total gross unrealized losses were primarily attributable to changes in market interest rates, relative to when the investment securities were purchased, and not due to any change in the credit quality of the investment securities. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not likely that the Company will be required to sell the investment securities before recovery of their amortized cost, which may be at maturity. However, the Company may elect to sell certain investment securities with an unrealized loss position in its “available for sale” portfolio as needed to replenish its liquidity.

Note 5 – Loans Held for Sale, Loans and Allowance for Loan Losses

Loans Held for Sale

In its normal course of business, the Bank originates mortgage loans held for sale to the FHLMC. The Bank has elected to measure its residential mortgage loans held for sale at cost. Origination fees and costs are recognized in earnings at the time of origination. Loans are sold to FHLMC at par.

During the six months ended June 30, 2019, the Bank originated and sold approximately $13.8 million in FHLMC mortgage loans. During the six months ended June 30, 2018, the Bank originated and sold approximately $6.2 million in FHLMC loans

Mortgage loans serviced for others are not included in the accompanying condensed consolidated statements of financial condition. The unpaid principal balances of mortgage loans serviced for others were $194.3 million at June 30, 2019, and $189.6 million at December 31, 2018. The increase of $4.7 million (2.5%) during the six months ended June 30, 2019, was due to loans made during 2018 that were sold to FHLMC in January 2019.

We retain mortgage servicing rights on mortgage loans that we sell. Such rights represent the net positive cash flows generated from the servicing of such mortgage loans and we recognize such rights as assets on our statements of financial condition based on their estimated fair values. We receive servicing fees, less any subservicing costs, on the unpaid principal balances of such mortgage loans. Those fees are collected from the monthly payments made by the mortgagors or from the proceeds of the sale or foreclosure and liquidation of the underlying real property collateralizing the loans. At June 30, 2019, and December 31, 2018, mortgage servicing rights totaled $1.7 million and $1.8 million, respectively, and are included in other assets in the accompanying condensed consolidated statements of financial condition. The Bank accounts for mortgage servicing rights at fair value with changes in fair value recorded as a part of service fees and charges in the condensed consolidated statements of income.

Loans

Outstanding loan balances are presented net of unearned income, deferred loan fees, and unamortized discount and premium, which totaled $2.6 million at both June 30, 2019, and December 31, 2018. Loans subject to ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” are presented net of the related accretable yield.

The loan portfolio consisted of the following at:

	June 30, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
Commercial
Commercial & industrial	$261,797	20.6%	$243,465	19.7%
Commercial mortgage	580,256	45.7%	560,827	45.3%
Commercial construction	52,084	4.1%	39,408	3.2%
Commercial agriculture	677	0.1%	688	0.1%
Total commercial	894,814	70.4%	844,388	68.2%
Consumer
Residential mortgage	128,312	10.1%	138,923	11.2%
Home equity	2,749	0.2%	1,325	0.1%
Automobile	24,587	1.9%	26,686	2.2%
Other consumer loans[1]	219,957	17.3%	227,242	18.3%
Total consumer	375,605	29.6%	394,176	31.8%
Gross loans	1,270,419	100.0%	1,238,564	100.0%
Deferred loan (fees) costs, net	(2,625)		(2,649)
Allowance for loan losses	(27,088)		(23,774)
Loans, net	$1,240,706		$1,212,141

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

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

Set forth below is a summary of the Bank’s activity in the allowance for loan losses during the three and six months ended June 30, 2019 and 2018, and the year ended December 31, 2018:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018	Year Ended December 31, 2018
Balance, beginning of period	$26,102	$18,057	$23,774	$17,279	$17,279
Provision for loan losses	2,098	2,099	5,951	4,838	12,862
Recoveries on loans previously charged off	562	478	1,039	936	1,834
Charged off loans	(1,674)	(1,828)	(3,676)	(4,247)	(8,201)
Balance, end of period	$27,088	$18,806	$27,088	$18,806	$23,774

Set forth below is information regarding loan balances and the related allowance for loan losses, by portfolio type, for the three months ended June 30, 2019 and 2018, and the year ended December 31, 2018, respectively.

	Commercial	Residential Mortgages	Consumer	Total
	(Dollars in thousands)
Six Months Ended June 30, 2019
Allowance for loan losses:
Balance at beginning of period	$14,887	$1,648	$7,239	$23,774
Charge-offs	(215)	-	(3,461)	(3,676)
Recoveries	8	3	1,028	1,039
Provision	3,114	(143)	2,980	5,951
Balance at end of period	$17,794	$1,508	$7,786	$27,088

Three Months Ended June 30, 2019
Allowance for loan losses:
Balance at beginning of period	17,345	1,454	7,303	26,102
Charge-offs	(5)	-	(1,669)	(1,674)
Recoveries	4	1	557	562
Provision	450	53	1,595	2,098
Ending balance	$17,794	$1,508	$7,786	$27,088

Allowance balance at end of period related to:
Loans individually evaluated for impairment	$7,100	$11	$1,507	$8,618
Loans collectively evaluated for impairment	10,694	1,497	6,279	18,470
Ending balance	$17,794	$1,508	$7,786	$27,088

Loan balances at end of period:
Loans individually evaluated for impairment	$24,385	$4,696	$1,673	$30,754
Loans collectively evaluated for impairment	870,429	126,365	242,871	1,239,665
Ending balance	$894,814	$131,061	$244,544	$1,270,419

Six Months Ended June 30, 2018
Allowance for loan losses:
Balance at beginning of period	$7,623	$1,409	$8,247	$17,279
Charge-offs	(302)	-	(3,945)	(4,247)
Recoveries	27	3	906	936
Provision	3,857	174	807	4,838
Ending balance	$11,205	$1,586	$6,015	$18,806

Three Months Ended June 30, 2018
Allowance for loan losses:
Balance at beginning of period	$10,602	$1,278	$6,177	$18,057
Charge-offs	11	-	(1,839)	(1,828)
Recoveries	6	2	470	478
Provision	586	306	1,207	2,099
Ending balance	$11,205	$1,586	$6,015	$18,806

Allowance balance at end of period related to:
Loans individually evaluated for impairment	$64	$102	$1,675	$1,841
Loans collectively evaluated for impairment	11,141	1,484	4,340	16,965
Ending balance	$11,205	$1,586	$6,015	$18,806

Loan balances at end of period:
Loans individually evaluated for impairment	$8,444	$5,125	$2,066	$15,635
Loans collectively evaluated for impairment	850,345	132,296	258,954	1,241,595
Ending balance	$858,789	$137,421	$261,020	$1,257,230

Year Ended December 31, 2018
Allowance for loan losses:
Balance at beginning of year	$7,623	$1,409	$8,247	$17,279
Charge-offs	(356)	(9)	(7,836)	(8,201)
Recoveries	39	7	1,788	1,834
Provision	7,581	241	5,040	12,862
Ending balance	$14,887	$1,648	$7,239	$23,774

Allowance balance at end of year related to:
Loans individually evaluated for impairment	$5,204	$104	$1,518	$6,826
Loans collectively evaluated for impairment	9,683	1,544	5,721	16,948
Ending balance	$14,887	$1,648	$7,239	$23,774

Loan balances at end of year:
Loans individually evaluated for impairment	$18,328	$4,925	$1,746	$24,999
Loans collectively evaluated for impairment	826,060	135,323	252,182	1,213,565
Ending balance	$844,388	$140,248	$253,928	$1,238,564

Credit Quality

The following table provides a summary of the delinquency status of the Bank’s loans by portfolio type:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Non- Accrual	90 Days and Greater Still Accruing	Total Past Due	Current	Total Loans Outstanding
June 30, 2019
Commercial
Commercial & industrial	$364	$431	$1,984	$-	$2,779	$259,018	$261,797
Commercial mortgage	548	471	1,395	22	2,436	577,820	580,256
Commercial construction	-	7,756	-	-	7,756	44,328	52,084
Commercial agriculture	-	-	-	-	-	677	677
Total commercial	912	8,658	3,379	22	12,971	881,843	894,814

Consumer
Residential mortgage	5,844	3,543	1,111	3	10,501	117,811	128,312
Home equity	-	-	-	-	-	2,749	2,749
Automobile	1,149	251	-	185	1,585	23,002	24,587
Other consumer [1]	2,782	1,444	154	1,202	5,582	214,375	219,957
Total consumer	9,775	5,238	1,265	1,390	17,668	357,937	375,605
Total	$10,687	$13,896	$4,644	$1,412	$30,639	$1,239,780	$1,270,419

December 31, 2018
Commercial
Commercial & industrial	$310	$-	$14	$530	$854	$242,611	$243,465
Commercial mortgage	419	-	1,287	184	1,890	558,937	560,827
Commercial construction	300	-	-	-	300	39,108	39,408
Commercial agriculture	-	-	-	-	-	688	688
Total commercial	1,029	-	1,301	714	3,044	841,344	844,388

Consumer
Residential mortgage	4,565	3,847	1,805	12	10,229	128,694	138,923
Home equity	-	91	-	-	91	1,234	1,325
Automobile	1,095	290	-	135	1,520	25,166	26,686
Other consumer [1]	3,505	1,583	335	1,123	6,546	220,696	227,242
Total consumer	9,165	5,811	2,140	1,270	18,386	375,790	394,176
Total	$10,194	$5,811	$3,441	$1,984	$21,430	$1,217,134	$1,238,564

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

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

The following table provides information as of June 30, 2019, and December 31, 2018, with respect to loans on non-accrual status, by portfolio type:

	June 30, 2019	December 31, 2018
	(Dollars in thousands)
Non-accrual loans:
Commercial
Commercial & industrial	$14,636	$310
Commercial mortgage	9,567	6,909
Commercial construction	-	-
Commercial agriculture	-	-
Total commercial	24,203	7,219

Consumer
Residential mortgage	$4,363	$4,795
Home equity	83	91
Automobile	-	-
Other consumer [1]	285	278
Total consumer	4,731	5,164
Total non-accrual loans	$28,934	$12,383

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

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

The Bank classifies its loan portfolios using internal credit quality ratings, as discussed above under Allowance for Loan Losses. The following table provides a summary of loans by portfolio type and the Bank’s internal credit quality ratings as of June 30, 2019, and December 31, 2018:

	June 30, 2019	December 31, 2018	Increase (Decrease)
	(Dollars in thousands)
Pass:
Commercial & industrial	$213,069	$204,805	$8,264
Commercial mortgage	539,631	515,764	23,867
Commercial construction	52,084	39,408	12,676
Commercial agriculture	677	688	(11)
Residential mortgage	123,446	133,766	(10,320)
Home equity	2,666	1,235	1,431
Automobile	24,401	26,550	(2,149)
Other consumer	218,470	225,632	(7,162)
Total pass loans	$1,174,444	$1,147,848	$26,596

Special Mention:
Commercial & industrial	$16,261	$8,732	$7,529
Commercial mortgage	-	8,990	(8,990)
Commercial construction	-	-	-
Commercial agriculture	-	-	-
Residential mortgage	-	-	-
Home equity	-	-	-
Automobile	-	-	-
Other consumer	-	-	-
Total special mention loans	$16,261	$17,722	$(1,461)

Substandard:
Commercial & industrial	$18,485	$29,924	$(11,439)
Commercial mortgage	37,842	36,073	1,769
Commercial construction	-	-	-
Commercial agriculture	-	-	-
Residential mortgage	677	705	(28)
Home equity	-	-	-
Automobile	-	-	-
Other consumer	-	-	-
Total substandard loans	$57,004	$66,702	$(9,698)

Formula Classified:
Commercial & industrial	$-	$4	$(4)
Commercial mortgage	-	-	-
Commercial construction	-	-	-
Commercial agriculture	-	-	-
Residential mortgage	4,189	4,452	(263)
Home equity	83	91	(8)
Automobile	186	135	51
Other consumer	1,487	1,610	(123)
Total formula classified loans	$5,945	$6,292	$(347)

Doubtful:
Commercial & industrial	$13,982	$-	$13,982
Commercial mortgage	2,783	-	2,783
Commercial construction	-	-	-
Commercial agriculture	-	-	-
Residential mortgage	-	-	-
Home equity	-	-	-
Automobile	-	-	-
Other consumer	-	-	-
Total doubtful loans	$16,765	$-	$16,765
Total outstanding loans, gross	$1,270,419	$1,238,564	$31,855

As the above table indicates, the Bank’s total gross loans approximated $1.27 billion at June 30, 2019, up from $1.24 billion at December 31, 2018. The disaggregation of the portfolio by risk rating in the table reflects the following changes between December 31, 2018, and June 30, 2019:

•

Loans rated “pass” increased by $26.6 million, to $1.17 billion at June 30, 2019, from $1.15 billion at December 31, 2018. The increase is primarily attributed to increases in commercial mortgage loans by $23.9 million, commercial construction loans by $12.7 million, commercial & industrial loans by $8.3 million and home equity by $1.4 million. These increases were partially offset by decreases in residential mortgage loans by $10.3 million, other consumer loans by $7.2 million and automobile loans by $2.1 million. The increases in commercial mortgage loans and commercial & industrial were due to new loans. The increase in commercial construction loans of $12.7 million was due to additional disbursements. The increase in home equity loans was also due to new loans. The offsetting decrease in residential mortgage by $10.3 million were due to paydowns, and payoffs, partially offset by new loans. The automobile loans decreased by $2.1 million due to paydowns, payoffs and charge-offs.

•

The “special mention” category decreased by $1.5 million, from $17.7 million to $16.3 million between December 31, 2018, and June 30, 2019. This is attributed to an increase in commercial & industrial loans by $7.5 million, primarily as a result of new loans. This was offset by a decrease in commercial mortgage loans by $9.0 million, principally due to three loan relationships of $4.6 million being upgraded from “special mention” to “pass” and one loan payoff of $4.4 million.

•

Loans classified “substandard” decreased by $9.7 million, to $57.0 million at June 30, 2019, from $66.7 million at December 31, 2018. The decrease was the result of one commercial & industrial loan relationship of $9.8 million that was reclassified from “substandard” to “doubtful,” and one loan relationship totaling $30 thousand reclassified from “pass” to “substandard.” The increase in commercial mortgage loans by $1.8 million is due to additional disbursements to one loan totaling $2.5 million.

•	The “formula classified” category decreased by $347 thousand, to $5.9 million at June 30, 2019, from $6.3 million at December 31, 2018.
•

The “doubtful” category increase in commercial & industrial loans was due to two loan relationships. One relationship totaling $9.8 million that was reclassified from “substandard”. The other loan relationship totals $4.2 million and was reclassified from a “pass” category as of June 30, 2019. In addition, a $2.7 million increase in commercial mortgage was primarily due the reclassification of the same loan relationship totaling $2.8 million.

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

The following table sets forth information regarding non-accrual loans and restructured loans, at June 30, 2019, and December 31, 2018:

	June 30, 2019	December 31, 2018
	(Dollars in thousands)
Impaired loans:
Restructured loans:
Non-accruing restructured loans	$12,378	$5,653
Accruing restructured loans	209	254
Total restructured loans	12,587	5,907
Other impaired loans	18,167	19,092
Total impaired loans	$30,754	$24,999

Impaired loans less than 90 days delinquent and included in total impaired loans	$24,653	$19,287

The table below contains additional information with respect to impaired loans, by portfolio type, at June 30, 2019, and December 31, 2018:

	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
June 30, 2019, With no related allowance recorded:
Commercial & industrial	$14,703	$14,865	$7,428	$22
Commercial mortgage	9,510	9,568	4,790	-
Commercial construction	-	-	-	-
Commercial agriculture	-	-	-	-
Residential mortgage	27	27	14	-
Home equity	-	-	-	-
Automobile	-	-	-	-
Other consumer	-	-	-	-
Total impaired loans with no related allowance	$24,240	$24,460	$12,232	$22

June 30, 2019, With a related allowance recorded:
Commercial & industrial	$115	$292	$53	$1
Commercial mortgage	57	72	29	-
Commercial construction	-	-	-	-
Commercial agriculture	-	-	-	-
Residential mortgage	4,586	4,608	2,383	62
Home equity	83	83	-	-
Automobile	186	214	61	5
Other consumer	1,487	1,487	774	15
Total impaired loans with a related allowance	$6,514	$6,756	$3,300	$83

December 31, 2018, With no related allowance recorded:
Commercial & industrial	$11,110	$11,110	$3,206	$51
Commercial mortgage	7,016	7,026	6,759	4
Commercial construction	-	-	-	-
Commercial agriculture	-	-	-	-
Residential mortgage	27	27	27	-
Home equity	-	-	-	-
Automobile	-	-	-	-
Other consumer	-	-	-	-
Total impaired loans with no related allowance	$18,153	$18,163	$9,992	$55

December 31, 2018, With a related allowance recorded:
Commercial & industrial	$126	$300	$181	$-
Commercial mortgage	77	93	272	1
Commercial construction	-	-	-	-
Commercial agriculture	-	-	-	-
Residential mortgage	4,807	4,857	4,933	2
Home equity	91	91	24	-
Automobile	135	135	97	2
Other consumer	1,610	1,401	1,903	19
Total impaired loans with a related allowance	$6,846	$6,877	$7,410	$24

Troubled Debt Restructurings

In accordance with FASB’s Accounting Standards Update No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring” (ASU No. 2011-02), the Bank had $12.6 million of troubled debt restructurings (“TDRs”) as of June 30, 2019, up by $6.7 million from $5.9 million at December 31, 2018, primarily in commercial mortgage loans. The restructured loans recorded with the Bank have been modified for the purpose of alleviating temporary impairments to the borrower’s financial condition. The modifications that the Bank has extended to borrowers have come in the form of a change in the repayment terms. The workout plan between the borrower and the Bank is designed to provide a bridge for cash flow shortfalls in the near term. As the borrower works through the near-term issues, in most cases, the original contractual terms will be reinstated.

Additional information regarding performing and nonperforming TDRs at June 30, 2019, and December 31, 2018, is set forth in the following table:

					Outstanding Balance
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Principal Modifications	Post- Modification Outstanding Recorded Investment	June 30, 2019	December 31, 2018
Performing
Residential mortgage	1	$27	$-	$27	$27	$27
Commercial mortgage	2	369	-	369	182	226
Automobile	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total performing	3	$396	$-	$396	$209	$253
Nonperforming
Residential mortgage	-	$-	$-	$-	$-	$-
Commercial mortgage	22	15,850	-	15,850	12,378	5,654
Automobile	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total nonperforming	22	$15,850	$-	$15,850	$12,378	$5,654
Total Troubled Debt Restructurings (TDRs)	25	$16,246	$-	$16,246	$12,587	$5,907

Principal modification includes principal forgiveness at the time of modification, contingent principal forgiveness granted over the life of the loan based on borrower performance, and principal that has been legally separated and deferred to the end of the loan, with zero percent contractual interest rate.

During the three months ended June 30, 2019, one loan relationship totaling $7.0 million was modified as a troubled debt restructuring. During the three months ended June 30, 2018, no loans were modified as troubled debt restructurings.

There were no defaults on troubled debt restructurings following the modification during the six months ended June 30, 2019 and 2018.

During the process of the Bank’s quarterly assessment of the adequacy of its allowance for loan losses at June 30, 2019, it was determined that an elevated risk in one loan relationship totaling $7.0 million warranted a substantial increase in the allowance for loan losses by $1.8 million. On April 30, 2019, this borrower filed for bankruptcy. Bank’s management believes at June 30, 2019, there is sufficient coverage to protect the Bank’s exposure due to having $3.7 million in collateral, a state loan guarantee of $1.4 million, and a specific reserve of $1.9 million.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). As of June 30, 2019, and December 31, 2018, the Bank met all capital adequacy requirements to which it is subject.

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

In July 2013, the U.S. banking regulatory agencies approved the U.S. version of Basel III. The agencies-adopted version of Basel III revises the risk-based and leverage capital requirements and the method for calculating risk-weighted assets to make them consistent with Basel III and to meet the requirements of the Dodd-Frank Act. Although many of the rules contained in these final regulations are applicable only to large, internationally active banks, some of them apply on a phased-in basis to all banking organizations, including the Company and the Bank. The rules, including alternative requirements for smaller community financial institutions like the Company and the Bank, were fully phased in on January 1, 2019. Among other things, the rules established a new minimum common equity Tier 1 ratio (4.5% of risk-weighted assets), a higher minimum Tier 1 risk-based capital requirement (6.0% of risk-weighted assets) and a minimum non-risk-based leverage ratio (4.0%, eliminating a 3.0% exception for higher rated banks). The new additional capital conservation buffer of 2.5% of risk weighted assets over each of the required capital ratios was phased in from 2016 to 2019 (2.500% in 2019 and 1.875% in 2018) and must be met to avoid limitations on the ability of the Company and the Bank to pay dividends, repurchase shares or pay discretionary bonuses. An additional “countercyclical capital buffer” is required for larger and more complex institutions. The new rules assign higher risk weighting to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. The rules also changed the permitted composition of Tier 1 capital to exclude trust preferred securities, mortgage servicing rights and certain deferred tax assets, and include unrealized gains and losses on available-for-sale debt and equity securities (through a one-time opt out option for Standardized Banks (banks with less than $250 billion of total consolidated assets and less than $10 billion of foreign exposures) which the Company and the Bank elected at March 31, 2015). The rules, including alternative requirements for smaller community financial institutions like the Company and the Bank, were fully phased in on January 1, 2019.

As of June 30, 2019, the Bank’s capital ratios each exceeded the Federal Deposit Insurance Corporation’s well capitalized standards under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Company’s actual capital amounts and ratios as of June 30, 2019, and December 31, 2018, are presented in the table below.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2019:
Total capital (to Risk Weighted Assets)	$189,446	14.502%	$104,510	8.000%	$130,638	10.000%
Tier 1 capital (to Risk Weighted Assets)	$157,983	12.093%	$78,383	6.000%	$104,510	8.000%
Tier 1 capital (to Average Assets)	$157,983	8.054%	$78,461	4.000%	$98,076	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$148,200	11.344%	$58,787	4.500%	$84,915	6.500%

At December 31, 2018:
Total capital (to Risk Weighted Assets)	$167,732	13.662%	$98,219	8.000%	$122,774	10.000%
Tier 1 capital (to Risk Weighted Assets)	$152,281	12.403%	$73,664	6.000%	$98,219	8.000%
Tier 1 capital (to Average Assets)	$152,281	7.991%	$76,229	4.000%	$95,287	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$142,498	11.607%	$55,248	4.500%	$79,803	6.500%

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

Non-Cumulative Perpetual Preferred Stock

At June 30, 2019, the Company had outstanding 9,800 shares of its non-voting Series A Non-Cumulative Perpetual Preferred Stock (the “Series A Preferred Stock”). The shares of Series A Preferred Stock have an initial fixed yield of 5.5% per annum, but the yield becomes floating at June 30, 2021, after which the annual yield will be the three-month LIBOR rate plus 4.825%. The Series A Preferred Stock carries a liquidation preference of $1 thousand per share.

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

A summary of financial instruments with off-balance-sheet risk at June 30, 2019, and December 31, 2018, is as follows:

	June 30, 2019	December 31, 2018
Commitments to extend credit	$164,638	$163,802

Letters of credit:
Standby letters of credit	$59,139	$55,418
Commercial letters of credit	2,801	3,070
Total	$61,940	$58,488

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

The Bank considers its standby and other letters of credit to be payment guarantees. At June 30, 2019, the maximum undiscounted future payments that the Bank could be required to make for all outstanding letters of credit were $61.9 million. All of these arrangements mature within one year. The Bank has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized; however, several are unsecured. The Bank had recorded $33 thousand in reserve liabilities associated with these guarantees at June 30, 2019.

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

A valuation allowance of $2.0 million has been provided at June 30, 2019, and December 31, 2018, to reduce the deferred tax asset because, in management’s opinion, it is more likely than not that less than the entire amount will be realized. The portion of the deferred tax asset with valuation allowance is attributable to a cumulative net operating loss carry forward from the Bank’s CNMI operations, which losses management anticipates will continue. The charge from the net operating loss has already been realized in the accompanying condensed consolidated statements of income as a result of the Guam income tax code.

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

Financial assets measured at fair value on a recurring basis as of June 30, 2019, and December 31, 2018, are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At June 30, 2019
U.S. treasury notes and bonds	$54,716	$-	$-	$54,716
U.S. government agency and government sponsored enterprise (GSE) debt securities	-	45,382	-	45,382
U.S. government agency pool securities	-	209,274	-	209,274
U.S. government agency or GSE	-	75,359	-	75,359
Total fair value of securities	54,716	330,015	-	384,731
Other assets:
MSRs	-	-	1,735	1,735
Total fair value	$54,716	$330,015	$1,735	$386,466

At December 31, 2018
U.S. treasury notes and bonds	$54,160	$-	$-	$54,160
U.S. government agency and government sponsored enterprise (GSE) debt securities	-	44,750	-	44,750
U.S. government agency pool securities	-	211,372	-	211,372
U.S. government agency or GSE	-	70,760	-	70,760
Total fair value of securities	54,160	326,882	-	381,042
Other assets:
MSRs	-	-	1,778	1,778
Total fair value	$54,160	$326,882	$1,778	$382,820

There were no liabilities measured at fair value on a recurring basis as of June 30, 2019, and December 31, 2018.

During the six months ended June 30, 2019 and 2018, the changes in Level 3 assets measured at fair value on a recurring basis are as follows:

	Six Months Ended June 30,
	2019	2018
Beginning balance	$1,778	$1,903
Realized and unrealized net gains:
Included in net income	(43)	(30)
Included in other comprehensive income	-	-
Purchases, issuance and settlements
Purchases	-	-
Issuances	-	-
Settlements	-	-
Ending balance	$1,735	$1,873

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

The following table presents quantitative information about the valuation technique and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring basis:

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average Rate
June 30, 2019
Financial instrument:
MSRs	$1,735	Discounted Cash Flow	Discount Rate	8.39% - 9.12%	8.50%
			Weighted Average Prepayment Rate (Public Securities Association)	125%
December 31, 2018
Financial instrument:
MSRs	$1,778	Discounted Cash Flow	Discount Rate	8.39% - 9.12%	8.50%
			Weighted Average Prepayment Rate (Public Securities Association)	125%

There were no transfers into or out of the Bank’s Level 3 financial instruments for the periods ended June 30, 2019 and December 31, 2018.

Nonrecurring Fair Value Measurements

Under certain circumstances, the Bank makes adjustments to fair value for assets and liabilities even though they are not measured at fair value on an ongoing basis. The following table presents the financial instruments carried on the condensed consolidated statements of financial condition by caption and by level in the fair value hierarchy at June 30, 2019, and December 31, 2018, for which a nonrecurring change in fair value has been recorded:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2019
Financial assets:
Loans, net
Impaired loans	$-	$-	$-	$-

Other assets
Other real estate owned	$-	$-	$82	$82

December 31, 2018
Financial assets:
Loans, net
Impaired loans	$-	$-	$-	$-

Other assets
Other real estate owned	$-	$-	$1,543	$1,543

The fair value of loans subject to write downs is estimated using the appraised value of the underlying collateral, discounted as necessary due to management’s estimates of changes in economic conditions.

Additionally, the Bank also makes adjustments to nonfinancial assets and liabilities even though they are not measured at fair value on an ongoing basis. With the exception of other real estate owned, the Bank does not have nonfinancial assets or liabilities for which a nonrecurring change in fair value has been recorded during the periods ended June 30, 2019, and December 31, 2018.

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

Federal Home Loan Bank Stock

The Bank is a member of the FHLB of Des Moines. As a member, we are required to own stock of the FHLB, the amount of which is based primarily on the level of our borrowings from that institution. We also have the right to acquire additional shares of stock in the FHLB; however, to date, we have not done so. It is not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability.

Investment Securities

When quoted prices are available in an active market, the Bank classifies the securities within Level 1 of the valuation hierarchy. Level 1 securities include U.S. Treasury notes and bonds.

If quoted market prices are not available, the Bank estimates fair values using pricing models and discounted cash flows that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, and credit spreads. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include U.S. GSE obligations, U.S. government agency pool securities, and other securities. Mortgage-backed securities are included in Level 2 if observable inputs are available. In certain cases where there is limited activity or less transparency around inputs to the valuation, the Bank would classify those securities in Level 3. At June 30, 2019, and December 31, 2018, the Bank did not have any Level 3 investment securities.

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

Fair Value of Other Financial Instruments

The estimated fair values of the Bank’s financial instruments, excluding those assets recorded at fair value on a recurring basis on the Bank’s condensed consolidated statements of financial condition, are as follows:

		Estimated fair value
	Carrying Amount	Level 1	Level 2	Level 3
June 30, 2019	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$145,417	$145,417	$-	$-
Restricted cash	400	400	-	-
Federal Home Loan Bank stock	2,267	-	2,267	-
Investment securities held-to-maturity	60,753	-	60,910	-
Loans, net	1,240,706	-	-	1,244,155
Total	$1,449,543	$145,817	$63,177	$1,244,155

Financial liabilities:
Deposits	1,725,858	-	-	1,733,548
Total	$1,725,858	$-	$-	$1,733,548

December 31, 2018
Financial assets:
Cash and cash equivalents	$155,095	$155,095	$-	$-
Restricted cash	400	400	-	-
Federal Home Loan Bank stock	2,356	-	2,356	-
Investment securities held-to-maturity	68,088	-	67,477	-
Loans, net	1,212,141	-	-	1,212,289
Total	$1,438,080	$155,495	$69,833	$1,212,289

Financial liabilities:
Deposits	$1,728,823	$-	$-	$1,731,830
Total	$1,728,823	$-	$-	$1,731,830

Note 11 – Comprehensive Income

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	June 30, 2019	December 31, 2018
Net unrealized loss on available-for-sale securities	$(1,759)	$(5,838)
Amounts reclassified from AOCI for loss on sale of investment securities available-for-sale included in net income	-	593
Tax effect	370	1,102
Unrealized holding loss on available-for-sale securities, net of tax	(1,389)	(4,143)
Gross unrealized holding loss on held-to-maturity securities	(625)	(1,186)
Amortization of unrealized holding loss on held-to-maturity during the period	175	561
Unrealized holding loss on held-to-maturity securities	(450)	(625)
Accumulated other comprehensive income	$(1,839)	$(4,768)

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

The Bank leases certain facilities from two separate entities in which two of its directors have separate ownership interests. Lease payments made to these entities during the six months ended June 30, 2019 and 2018, approximated $146 thousand and $175 thousand, respectively. During the three months ended June 30, 2019 and 2018, lease payments made to these entities approximated $88 thousand and $87 thousand, respectively.

Additionally, the Bank leases office space to third parties, with original lease terms ranging from 1 to 3 years with option periods ranging up to 12 years. At June 30, 2019, minimum future rents to be received under non-cancelable operating sublease agreements were $19 thousand and $26 thousand for the periods ending December 31, 2019 and 2020, respectively.

The cash flow from operating leases included in the measurement of lease liabilities during the six months ended June 30, 2019, was $1.7 million.

The following table summarizes the lease-related assets and liabilities recorded in our unaudited condensed consolidated statements of financial condition at June 30, 2019:

June 30, 2019
Assets
Operating lease right-of-use assets	$30,937
Total lease assets	$30,937

Liabilities
Current
Operating	$2,778
Noncurrent
Operating	28,207
Total lease liabilities	$30,985

The operating lease cost, including short-term lease and variable lease costs, were $910 thousand and $1.8 million during the three and six months ended June 30, 2019, respectively. Short term leases were $8 thousand and $15 thousand for the three and six months ended June 30, 2019, respectively. Short term leases include one lease that is less than 12 months.

The following table provides the maturities of lease liabilities at June 30, 2019:

	Operating Leases (a)	Finance Leases	Total
2020	$1,655	$-	$1,655
2021	3,415	-	3,415
2022	3,208	-	3,208
2023	2,694	-	2,694
2024	2,483	-	2,483
After 2024	42,373	-	42,373
Total lease payments	$55,828	$-	$55,828
Less: Interest (b)	24,843	-	24,843
Present value of lease liabilities (c)	$30,985	$-	$30,985

Note: For leases commencing prior to 2019, minimum lease payments exclude payments to landlords for real estate taxes and common area maintenance.

(a)	Operating lease payments include $23.5 million related to options to extend lease terms that are reasonably certain of being exercised.
(b)	Calculated using the incremental borrowing rate based on the lease term for each lease.
(c)	Includes the current portion of $2.8 million for operating leases.

The following table provides the weighted-average lease term and discount rate at June 30, 2019:

June 30, 2019
Weighted-average remaining lease term (years)
Operating leases	23.9
Weighted-average discount rate
Operating leases	4.05%

Note 13 – Revenue Recognition

On January 1, 2018, the Company adopted ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASC 606”) and all subsequent ASUs that modified ASC 606. The Company’s revenue is primarily comprised of net interest income on financial assets less interest paid on financial liabilities, which are excluded from the scope of ASU No. 2014-09. The Company evaluated its various revenue streams and determined that service charges on deposit accounts and online fees are within the scope of ASC 606. The fees charged from service charges on deposit accounts are based on services provided or transactions performed, and the online fees associated with business accounts are billed at the end of each month or upon occurrence. Neither revenue stream results in a difference from historic revenue recognition practices. The revenue earned from these services and its percentage of total revenue for the six months ended June 30, 2019, were $2.3 million and 4.2% for service charges on deposit accounts, and $435 thousand and 0.8% for online fees, respectively. The revenue earned from these services and its percentage of total revenue for the six months ended June 30, 2018, are $2.4 million and 4.7% for service charges on deposit accounts, and $399 thousand and 0.8% for online fees, respectively. The Company has determined that the result of applying this ASU to the revenue streams affected has not been material to the Company’s consolidated financial statements.

The revenue earned from these services and its percentage of total revenue for the three months ended June 30, 2019, were $1.2 million and 4.2% for service charges on deposit accounts, and $222 thousand and 0.8% for online fees, respectively. The revenue earned from these services and its percentage of total revenue for the three months ended June 30, 2018, are $1.2 million and 4.6% for service charges on deposit accounts, and $197 thousand and 0.7% for online fees, respectively. The Company has determined that the result of applying this ASU to the revenue streams affected has not been material to the Company’s consolidated financial statements.

Note 14 – Subordinated Debt

On June 27, 2019, the Company issued $15.0 million in aggregate principal amount of its 6.35% Fixed-to-Floating Rate Subordinated Notes due June 30, 2029 (the “Notes”).

The Notes have a ten-year term and initially bear interest at a fixed annual rate of 6.35%. Beginning June 30, 2024, the interest rate will reset quarterly to then-current three-month LIBOR plus 466 basis points.

The Notes are unsecured, subordinated obligations of the Company only and are not obligations of, and are not guaranteed by, any subsidiary of the Company. The Notes rank junior in right to payment to the Company’s current and future senior indebtedness.

Note 15 – Subsequent Events

On July 1, 2019, with the approval of the Federal Reserve of San Francisco, the Company used $4.1 million of the proceeds from the Notes to acquire an additional 20% of the stock of ASC Trust LLC, formerly ASC Trust Corporation, at the second closing, pursuant to the Stock Purchase Agreement dated May 27, 2016, between the Company and David J. John, as amended to date.

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

In May 2016, the Company entered into a Stock Purchase Agreement to acquire 25% of ASC Trust Corporation, a Guam trust company. In July 2016, subsequent to the approval of the Federal Reserve Bank of San Francisco in June 2016, the purchase was executed. As stated in Note 15 – Subsequent Events, and with the approval of the Federal Reserve Bank of San Francisco, an additional 20% of ASC Trust Corporation was purchased by the Company in July 2019. The Agreement, as amended to date, provides for the acquisition of an additional 25% of the stock of ASC Trust Corporation in April 2021, subject to regulatory approval. The Agreement contains customary warranties, representations and indemnification provisions.

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

Summary of Operating Results

The following table provides unaudited comparative information with respect to our results of operations for the three and six months ended June 30, 2019 and 2018, respectively:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019 Amount	2018 Amount	% Change	2019 Amount	2018 Amount	% Change
Interest income	$23,754	22,742	4.4%	$47,171	$44,616	5.7%
Interest expense	516	547	-5.7%	1,016	1,089	-6.7%
Net interest income before provision for loan losses	23,238	22,195	4.7%	46,155	43,527	6.0%
Provision for loan losses	2,098	2,099	0.0%	5,951	4,838	23.0%
Net interest income after provision for loan losses	21,140	20,096	5.2%	40,204	38,689	3.9%
Non-interest income	3,847	3,843	0.1%	7,474	7,259	3.0%
Non-interest expense	19,566	18,988	3.0%	38,539	36,525	5.5%
Income before income taxes	5,421	4,951	9.5%	9,139	9,423	-3.0%
Income tax expense	1,061	1,054	0.7%	1,877	1,898	-1.1%
Net income	$4,360	$3,897	11.9%	$7,262	$7,525	-3.5%

Earnings per common share
Basic	$0.44	$0.39		$0.72	$0.76
Diluted	$0.44	$0.39		$0.72	$0.76

As the above table indicates, our net income increased in the three months ended June 30, 2019, but decreased in the six months ended June 30, 2019, as compared to the corresponding periods in 2018. In the three months ended June 30, 2019, we recorded net income after taxes of $4.4 million, an increase of $463 thousand (or 11.9%) as compared to the same period in 2018. These results were most significantly impacted by an increase of $1.0 million in net interest income, partially offset by an increase in non-interest expense of $578 thousand. The increase in net interest income in the three months ended June 30, 2019, as compared to the same period in 2018, was largely attributed to an increase in interest earnings on loans, which went up by $612 thousand due to higher interest rates and the increase of $31.9 million in our gross loan portfolio, and an increase of $434 thousand in our earnings from deposits with other banks.

In the six months ended June 30, 2019, we recorded $7.3 million in net income, a decrease of $263 thousand (3.5%) from $7.5 million during the same period in 2018. The primary reasons for the decrease were an increase of $2.0 million in non-interest expense and an increase of $1.1 million in our provision for loan losses. Those more than offset our increase of $2.6 million in net interest income.

The following table shows the increase in our net interest margin in the three and six months ended June 30, 2019, but it also indicates the impact that the decrease in our net income had on our annualized returns on average assets. Our return on average equity increased by 36 basis points during the three months ended June 30, 2019, as compared to the corresponding period in 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net interest margin	5.04%	4.77%	5.03%	4.66%
Return on average assets	0.89%	0.80%	0.75%	0.77%
Return on average equity	11.22%	10.86%	9.48%	10.54%

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

The following table sets forth our interest income, interest expense and net interest income, and our annualized net interest margin for the three and six months ended June 30, 2019 and 2018, respectively:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
Interest income	$23,754	$22,742	4.45%	$47,171	$44,616	5.73%
Interest expense	516	547	-5.67%	1,016	1,089	-6.70%
Net interest income	$23,238	$22,195	4.70%	$46,155	$43,527	6.04%

Net interest margin	5.04%	4.77%	0.27%	5.03%	4.66%	0.37%

Net interest income increased by 4.7% and 6.0%, respectively, for the three and six months ended June 30, 2019, as compared to the corresponding periods in 2018.

For the three and six months ended June 30, 2019, net interest income rose by $1.0 million and $2.6 million, respectively, as compared to the same periods in 2018. Total interest income increased by $1.0 million during the three months ended June 30, 2019, compared to the same period in 2018, principally because of a $612 thousand increase in our loan interest earnings, supplemented by a $434 thousand increase in interest earned on our short term investments during the three months ended June 30, 2019, compared to the previous year. The growth in our net interest margin was the result of an increase of 0.26% in the yield on our average earning assets. Total interest income increased by $2.6 million in the six months ended June 30, 2019, compared to the previous year because of increases of $1.8 million in loan interest earnings and $756 thousand in earnings on short term investments, as compared to the corresponding period of 2018.

Average Balances

Distribution, Rate and Yield

The following table sets forth information regarding our average balance sheet, annualized yields on interest-earning assets and interest rates on interest-bearing liabilities, the interest rate spread and the interest rate margin for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019			2018
	Average Balance	Interest Earned/Paid	Average Yield/Rate	Average Balance	Interest Earned/Paid	Average Yield/Rate
Interest earning assets:
Short term investments[1]	$130,114	$558	1.72%	$71,247	$124	0.70%
Investment Securities²	449,933	2,517	2.24%	529,374	2,551	1.93%
Loans³	1,265,395	20,679	6.54%	1,258,802	20,067	6.38%
Total earning assets	1,845,442	23,754	5.15%	1,859,423	22,742	4.89%
Noninterest earning assets	111,472			83,805
Total assets	$1,956,914			$1,943,228
Interest-bearing liabilities:
Interest-bearing checking accounts	$261,649	$78	0.12%	$269,314	$86	0.13%
Money market and savings accounts	904,993	400	0.18%	934,237	424	0.18%
Certificates of deposit	30,322	27	0.36%	33,121	28	0.34%
Subordinated debt	5,000	11	0.22%	-	9	0.00%
Total interest-bearing liabilities	1,201,964	516	0.17%	1,236,672	547	0.18%
Non-interest bearing liabilities	599,578			563,004
Total liabilities	1,801,542			1,799,676
Stockholders’ equity	155,372			143,552
Total liabilities and stockholders’ equity	$1,956,914			$1,943,228

Net interest income		$23,238			$22,195

Interest rate spread			4.98%			4.72%
Net interest margin			5.04%			4.77%

	Six Months Ended June 30,
	2019			2018
	Average Balance	Interest Earned/Paid	Average Yield/Rate	Average Balance	Interest Earned/Paid	Average Yield/Rate
Interest earning assets:
Short term investments[1]	$121,740	$1,128	1.85%	$67,794	$372	1.10%
Investment securities²	448,291	5,030	2.24%	547,901	4,986	1.82%
Loans³	1,264,289	41,013	6.49%	1,251,671	39,258	6.27%
Total earning assets	1,834,320	47,171	5.14%	1,867,366	44,616	4.78%
Noninterest earning assets	108,099			85,282
Total assets	$1,942,419			$1,952,648
Interest-bearing liabilities:
Interest-bearing checking accounts	$266,106	$158	0.12%	$281,639	$173	0.12%
Money market and savings accounts	895,812	792	0.18%	947,305	847	0.18%
Certificates of deposit	30,609	55	0.36%	33,844	58	0.34%
Subordinated debt	2,500	11	0.00%	-	11	0.00%
Total interest-bearing liabilities	1,195,027	1,016	0.17%	1,262,788	1,089	0.17%
Non-interest bearing liabilities	594,116			547,070
Total liabilities	1,789,143			1,809,858
Stockholders’ equity	153,276			142,790
Total liabilities and stockholders’ equity	$1,942,419			$1,952,648

Net interest income		$46,155			$43,527

Interest rate spread			4.97%			4.61%
Net interest margin			5.03%			4.66%

[1]	Short term investments consist of interest-bearing deposits that we maintain with other financial institutions.
[2]	Includes all investment securities in the Available-for-Sale and the Held-to-Maturity classifications.
[3]

Loans include the average balance of non-accrual loans. Loan interest income includes loan fees of $806 thousand and $1.3 million in the three and six months ended June 30, 2019, and $749 thousand and $1.2 million during the three and six months ended June 30, 2018, respectively.

For the three and six months ended June 30, 2019, our total average earning assets decreased by $14.0 million and $33.0 million, respectively, as compared to the same periods in 2018. The decrease during the three months ended June 30, 2019, compared to the same period in 2018, is attributed to the $79.4 million decrease in our investment securities portfolio, only partially offset by the $58.9 million increase in our average short term investments and the $6.6 million increase in our average loan portfolio. Average noninterest earning assets increased by $27.7 million. In the three and six months ended June 30, 2019, average total interest-bearing liabilities decreased by $34.7 million and $67.8 million, respectively, in comparison to the same periods in 2018. In the three months ended June 30, 2019, the decrease was comprised of the $29.2 million decrease in average interest-bearing money market and savings accounts, the $7.7 million decrease in average interest-bearing checking accounts and the $2.8 million decrease in average certificates of deposit. The overall decrease in average interest-bearing liabilities resulted from drawdowns in our deposit base. The partially offsetting increase of $36.6 million in average non-interest bearing liabilities during the three months ended June 30, 2019, compared to the same period in 2018, primarily in traditional checking accounts, moderated an overall increase of $1.9 million in average total liabilities. During the three and six months ended June 30, 2019, average stockholders’ equity increased by $11.8 million (8.2%) and $10.5 million (7.3%), respectively, in comparison to the year-earlier periods.

Our interest rate spread and our net interest margin both increased by 26 basis points (0.26%) in the three months ended June 30, 2019, as compared to the same period in 2018. During the three months ended June 30, 2019, the increase in our interest rate spread is attributed to the 26 basis point (0.26%) increase in the average yield on our interest earning assets, from 4.89% to 5.15%, while the average rate on our interest-bearing liabilities decreased from 0.18% to 0.17%. The increase in our net interest margin resulted from the 4.7% increase in our net interest income combined with the 0.8% decrease in our average total interest-earning assets, due primarily to rising market interest rates.

Our interest rate spread and our net interest margin both increased by 37 basis points (0.37%) in the six months ended June 30, 2019, as compared to the same period in 2018. During the six months ended June 30, 2019, the increase in our interest rate spread is attributed to the 36 basis point (0.36%) increase in the average yield on our interest earning assets, from 4.78% to 5.14%, while the average rate on our interest-bearing liabilities remained unchanged at 0.17%. The increase in our net interest margin resulted from the 6.0% increase in our net interest income combined with the 1.8% decrease in our average total interest-earning assets, due primarily to rising market interest rates.

The following table provides information regarding the changes in interest income and interest expense, attributable to changes in rates and changes in volumes, that contributed to the total change in net interest income for the three and six months ended June 30, 2019, in comparison to the three and six months ended June 30, 2018:

	Three Months Ended June 30, 2019 vs. 2018
	(In thousands)
	Net Change in	Attributable to:
	Interest Income/Expense	Change in Rate	Change in Volume
Interest income:
Short term investments	$434	$726	$(292)
Investment securities	(34)	1,642	(1,676)
Loans	612	2,017	(1,405)
Total interest income	$1,012	$4,385	$(3,373)

Interest expense:
Interest-bearing checking accounts	$(8)	$(23)	$15
Money market and savings accounts	(24)	(44)	20
Certificates of deposit	(1)	6	(7)
Other borrowings	2	-	2
Total interest expense	$(31)	$(61)	$30

Net interest income	$1,043	$4,446	$(3,403)

	Six Months Ended June 30, 2019 vs. 2018
	(In thousands)
	Net Change in	Attributable to:
	Interest Income/Expense	Change in Rate	Change in Volume
Interest income:
Short term investments	$756	$512	$244
Investment securities	44	2,323	(2,279)
Loans	1,755	2,691	(936)
Total interest income	$2,555	$5,526	$(2,971)

Interest expense:
Interest-bearing checking accounts	$(15)	$(12)	$(3)
Money market and savings accounts	(55)	(19)	(36)
Certificates of deposit	(3)	6	(9)
Other borrowings	-	-	-
Total interest expense	$(73)	$(25)	$(48)

Net interest income	$2,628	$5,551	$(2,923)

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

If management determines that it is necessary to increase the allowance for loan losses, a provision for loan losses is recorded. For the three months ended June 30, 2019, the Bank’s provision for loan losses was $2.1 million, which was approximately the same as during the corresponding period of 2018. For the six months ended June 30, 2019, the Bank’s provision for loan losses was $6.0 million, which was $1.1 million higher than during the corresponding period of 2018.

Management believes that the provision recorded was sufficient to offset the incremental risk of loss inherent in the gross loan portfolio of $1.27 billion at June 30, 2019, an increase of $31.9 million from December 31, 2018. The increase in the provision for loan losses from December 31, 2018, to June 30, 2019, was primarily due to the reclassification of a loan relationship totaling $7.0 million that was determined to have a collateral deficiency of $1.9 million. The allowance for loan losses at June 30, 2019, stood at $27.1 million or 2.13% of total gross loans outstanding as of the balance sheet date, an increase of $3.3 million from December 31, 2018. We recorded net loan charge-offs of $1.1 million and $2.6 million, respectively, for the three and six months ended June 30, 2019. See “Analysis of Allowance for Loan Losses” in the Financial Condition Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for more detailed information.

Non-Interest Income

The table below represents the major components of non-interest income and the changes therein for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019 Amount	2018 Amount	Amount Change	Percent Change	2019 Amount	2018 Amount	Amount Change	Percent Change
Non-interest income
Service charges and fees	$1,772	$1,754	$18	1.0%	$3,242	$3,438	$(196)	-5.7%
Loss on sale of investment securities	-	(362)	362	-100.0%	-	(413)	413	-100.0%
Income from merchant services	629	485	144	29.7%	1,206	1,177	29	2.5%
Income from cardholders, net	(57)	171	(228)	-133.3%	41	179	(138)	-77.1%
Trustee fees	613	879	(266)	-30.3%	1,241	1,079	162	15.0%
Other income	890	916	(26)	-2.8%	1,744	1,799	(55)	-3.1%
Total non-interest income	$3,847	$3,843	$4	0.1%	$7,474	$7,259	$215	3.0%

For the three months ended June 30, 2019, non-interest income totaled $3.8 million, which was relatively unchanged (an increase of $4 thousand, or 0.1%) as compared to the three months ended June 30, 2018. The change during the three months ended June 30, 2019, is primarily attributed to increases in income from merchant services and the absence of losses on the sale of investment securities, offset by reductions of $266 thousand in trustee fees and $228 thousand in net income from cardholders.

For the six months ended June 30, 2019, non-interest income totaled $7.5 million, which was an increase of $215 thousand (3.0%) as compared to the six months ended June 30, 2018. The growth during the six months ended June 30, 2019, is primarily attributed to the absence of losses on the sale of investment securities.

Non-interest Expense

The table below represents the major components of non-interest expense and the changes for the six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019 Amount	2018 Amount	Amount Change	Percent Change	2019 Amount	2018 Amount	Amount Change	Percent Change
Non-interest expense:
Salaries and employee benefits	$8,861	$9,251	$(390)	-4.2%	$17,937	$18,056	$(119)	-0.7%
Occupancy	1,971	1,815	156	8.6%	3,998	3,611	387	10.7%
Equipment and depreciation	2,796	2,543	253	9.9%	5,556	4,857	699	14.4%
Insurance	456	423	33	7.8%	929	854	75	8.8%
Telecommunications	351	487	(136)	-27.9%	697	980	(283)	-28.9%
FDIC insurance assessment	345	339	6	1.8%	706	709	(3)	-0.4%
Professional services	768	946	(178)	-18.8%	1,372	1,528	(156)	-10.2%
Contract services	632	422	210	49.8%	992	833	159	19.1%
Other real estate owned	659	21	638	3038.1%	1,171	43	1,128	2623.3%
Stationery and supplies	185	185	-	0.0%	413	379	34	9.0%
Training and education	332	348	(16)	-4.6%	531	540	(9)	-1.7%
General, administrative and other	2,210	2,208	2	0.1%	4,237	4,135	102	2.5%
Total non-interest expense	$19,566	$18,988	$578	3.0%	$38,539	$36,525	$2,014	5.5%

For the three months ended June 30, 2019, non-interest expense totaled $19.6 million, which was an increase of $578 thousand (3.0%) as compared to the same period in 2018. The increase is primarily attributed to the $638 thousand increase in our expense related to other real estate owned, the $253 thousand increase in equipment and depreciation expense and the $210 thousand increase in contract services expense. The increase in other real estate owned expense is primarily due to charge offs of two previously foreclosed properties in California in order to meet regulatory requirements, the increase in equipment and depreciation expense resulted primarily from increases in computer equipment and software expenses of $213 thousand and the increase in contract services included the one-time cost of the disposal of surplus equipment. These increases were partially offset by a decrease in salaries and employee benefits, among other factors.

For the six months ended June 30, 2019, non-interest expense totaled $38.5 million, which represented an increase of $2.0 million (5.5%) as compared to the same period in 2018. The increase is primarily attributed to the $1.1 million increase in our expense related to other real estate owned, the $699 thousand increase in equipment and depreciation expense and the $387 thousand increase in occupancy expense. The only material offset was a reduction of $283 thousand in telecommunications expense. The increase in other real estate owned expense is primarily due to the charge off of two foreclosed properties, both in California, in order to meet regulatory requirements. The increase in equipment and depreciation expense resulted primarily from increases in computer equipment and software expenses of $608 thousand. The increase in occupancy expense was primarily due to the reclassification of the lease component of certain telecommunications cables upon our adoption of ASU 2016-02, “Leases (Topic 842)”, at January 1, 2019.

Income Tax Expense

For the three and six months ended June 30, 2019, the Bank recorded income tax expenses of $1.1 million, and $1.9 million, respectively. These expenses were $7 thousand higher and $21 thousand lower, respectively, than the income tax expense recorded for the corresponding periods in 2018.

Financial Condition

Assets

As of June 30, 2019, total assets were $1.94 billion, an increase of 2.7% from the $1.89 billion at December 31, 2018. This $50.3 million increase was comprised of the $33.6 million increase in other assets and the $28.6 million growth in our net loan portfolio, supplemented by the $1.4 million increase in net premises and equipment, but partially offset by the $9.7 million decrease in our total cash and cash equivalents and the reduction of $3.6 million in our net investment securities portfolio. As our net loans increased slower than our total assets, the proportion of net loans to total assets decreased from 64.1% at December 31, 2018 to 63.9% at June 30, 2019. Despite a reduction of $3.0 million in total deposits, the remainder of the growth in assets was offset by the $29.9 million increase in other liabilities, the net proceeds of $14.7 million from the issuance of subordinated debt, the $5.6 million increase in retained earnings and the $2.9 million improvement in accumulated other comprehensive loss.

Interest-Earning Assets

The following table sets forth the composition of our interest-earning assets at June 30, 2019, as compared to December 31, 2018:

	June 30, 2019	December 31, 2018	Variance
Interest-earning deposits with financial institutions (including restricted cash)	$114,624	$122,216	$(7,592)
Federal Home Loan Bank stock, at cost	2,267	2,356	(89)
Investment securities available-for-sale	384,731	381,042	3,689
Investment securities held-to-maturity	60,753	68,088	(7,335)
Loans, gross	1,270,419	1,238,564	31,855
Total interest-earning assets	$1,832,794	$1,812,266	$20,528

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

A summary of the balances of loans at June 30, 2019, and December 31, 2018, follows:

	June 30, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
Commercial
Commercial & industrial	$261,797	20.6%	$243,465	19.7%
Commercial mortgage	580,256	45.7%	560,827	45.3%
Commercial construction	52,084	4.1%	39,408	3.2%
Commercial agriculture	677	0.1%	688	0.1%
Total commercial	894,814	70.4%	844,388	68.2%
Consumer
Residential mortgage	128,312	10.1%	138,923	11.2%
Home equity	2,749	0.2%	1,325	0.1%
Automobile	24,587	1.9%	26,686	2.2%
Other consumer loans[1]	219,957	17.3%	227,242	18.3%
Total consumer	375,605	29.6%	394,176	31.8%
Gross loans	1,270,419	100.0%	1,238,564	100.0%
Deferred loan (fees) costs, net	(2,625)		(2,649)
Allowance for loan losses	(27,088)		(23,774)
Loans, net	$1,240,706		$1,212,141

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

At June 30, 2019, total gross loans increased by $31.9 million, to $1.27 billion, from $1.24 billion at December 31, 2018. The increase in loans was largely attributed to a $50.4 million increase in total commercial loans, to $894.8 million at June 30, 2019, from $844.4 million at December 31, 2018. The underlying increases were comprised of commercial mortgage loans rising by $19.4 million, along with increases in commercial & industrial loans by $18.3 million and commercial construction loans by $12.7 million. The increase in total commercial loans was partially offset by an $18.6 million decrease in total consumer loans, to $375.6 million at June 30, 2019, from $394.2 million at December 31, 2018. The decreases were in residential mortgage loans by $10.6 million, other consumer loans by $7.3 million, and automobile loans by $2.1million. These were partially offset by the increase in home equity loans by $1.4 million.

At June 30, 2019, loans outstanding were comprised of approximately 69.76% in variable rate loans and 30.24% in fixed rate loans.

Since it first opened in 1972, the Bank has expanded its operations and its branch network, first in Guam, then in the other islands of our region and in San Francisco, California. In the interests of enhancing performance and stability through market and industry diversification, the Bank has increased its focus on growth in the San Francisco area in recent years, adding personnel with experience and expertise in the Bay Area. The following table provides figures for gross loans in the Bank’s administrative regions for December 31, 2017 and 2018, and June 30, 2019:

	December 31,		June 30,
	2017	2018	2019
Guam	$704,666	$697,722	$696,698
Commonwealth of the Northern Mariana Islands	$79,489	$90,291	$105,401
The Freely Associated States of Micronesia *	$93,560	$91,640	$96,558
California	$352,165	$358,911	$371,762
Total	$1,229,880	$1,238,564	$1,270,419

*	The Freely Associated States (FAS) are comprised of the Federated States of Micronesia (Chuuk, Kosrae, Pohnpei and Yap), the Republic of Palau and the Republic of the Marshall Islands.

As the table indicates, the Bank’s total gross loans increased by 2.6% during the six months ended June 30, 2019, after having increased by 0.7% during 2018. By way of comparison, loans in the California region increased by 3.6% during the six months ended June 30, 2019, and by 1.9% in 2018, as the California region provided continued support for the expansion of the Bank. The continuing recovery of the economy in the Commonwealth of the Northern Mariana Islands allowed us to increase our lending there by $15.1 million, or 16.7%, during the six months ended June 30, 2019, after increasing by $10.8 million, or 13.6%, during all of 2018. Loans in the Freely Associated States of Micronesia increased by $4.9 million, or 5.4%, during the six months ended June 30, 2019, after decreasing by $1.9 million, or 2.1%, during 2018. In Guam, loans decreased by $1.0 million, or 0.1%, during the six months ended June 30, 2019, after having decreased by $6.9 million, or 1.0%, during 2018.

Interest-Earning Deposits and Investment Securities

In the current lending and interest rate environment, and in order to maintain sufficient liquidity in the ordinary course of business, the Bank held $114.2 million in unrestricted interest-earning deposits with financial institutions at June 30, 2019, a decrease of $7.6 million, or 6.2%, from the $121.8 million in such deposits at December 31, 2018. From December 31, 2018, to June 30, 2019, the Bank’s combined investment portfolio decreased by $3.6 million, or 0.8%, from $449.1 million to $445.5 million. The reduction in the investment portfolio was comprised of a $7.3 million decrease in held-to-maturity securities, which fell by 10.8%, from $68.1 million to $60.8 million, partially offset by a $3.7 million increase in available-for-sale securities, which rose by 1.0%, from $381.0 million to $384.7 million. Management believes that the Bank maintains an adequate level of liquidity.

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

The following table contains information regarding our nonperforming assets as well as restructured loans as of June 30, 2019, and December 31, 2018:

	June 30, 2019	December 31, 2018
Non-accrual loans:
Commercial & industrial	$14,636	$310
Commercial mortgage	9,567	6,909
Residential mortgage	4,363	4,795
Home equity	83	91
Other consumer [1]	285	278
Total non-accrual loans	$28,934	$12,383

Loans past due 90 days and still accruing:
Commercial & industrial	$-	$530
Commercial mortgage	22	184
Commercial construction	-	-
Residential mortgage	3	12
Home equity	-	-
Automobile	185	135
Other consumer[1]	1,202	1,123
Total loans past due 90 days and still accruing	$1,412	$1,984
Total nonperforming loans	$30,346	$14,367

Other real estate owned (OREO):
Commercial real estate	$82	$1,428
Residential real estate	-	115
Total other real estate owned	$82	$1,543
Total nonperforming assets	$30,428	$15,910

Restructured loans:
Accruing loans	$209	$254
Non-accruing loans (included in nonaccrual loans above)	12,378	5,653
Total restructured loans	$12,587	$5,907

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

The above table indicates that nonperforming loans increased by $16.0 million during the six months ended June 30, 2019, which resulted from the increase in total non-accrual loans by $16.6 million, from $12.4 million to $28.9 million. The increase in total non-accrual loans was due to the $14.3 million increase in non-accruing commercial & industrial loans and the $2.7 million increase in non-accruing commercial mortgage loans, partially offset by a reduction of $432 thousand in non-accruing residential mortgage loans.

The increase in non-accrual loans was partially offset by a decrease in total loans past due 90 days and still accruing by $572 thousand, to $1.4 million, down from $2.0 million at December 31, 2018.

At June 30, 2019, the Bank’s largest nonperforming loans are three commercial real estate mortgage loan relationships totaling $7.2 million, each of which is secured by real estate. These loans were placed on non-accrual due to deficiencies in the underlying cash flow to service the monthly loan payments and meet operating expenses. At this time, management believes that the collateral and the allowance for loan losses are adequate to cover these loans; however, should property values deteriorate, additional write-downs or additional provisions may be necessary. Further, $14.0 million of the non-performing loans categorized as commercial & industrial are from two relationships of $9.8 million and $4.2 million respectively.

Analysis of Allowance for Loan Losses

The allowance for loan losses was $27.1 million, or 2.13% of outstanding gross loans, as of June 30, 2019, as compared to $23.8 million, or 1.92% of outstanding gross loans, at December 31, 2018. The allowance was $18.8 million at June 30, 2018, or 1.50% of gross loans.
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

Management assesses the estimated credit losses inherent in the non-classified and classified portions of our loan portfolio by considering a number of factors or elements including:

•	Management’s evaluation of the collectability of the loan portfolio;
•	Historical loss experience in the loan portfolio;
•	Levels of and trends in delinquency, classified assets, non-performing and impaired loans;
•	Effects of changes in underwriting standards and other changes in lending policies, procedures and practices;
•	Experience, ability, and depth of lending management and other relevant staff;
•	Local, regional, and national trends and conditions, including industry-specific conditions;
•	The effect of changes in credit concentration; and
•	External factors such as competition, legal and regulatory conditions, as well as typhoons and other natural disasters.

Management determines the allowance for the classified loan portfolio and for non-classified loans by applying a percentage loss estimate that is calculated based on the above noted factors and trends. Management normally writes down impaired loans after determining the loan collateral fair value versus the outstanding loan balance. Our analysis of the adequacy of the allowance incorporates the provisions made for our non-classified loans and classified loans.

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

The following table summarizes the changes in our allowance for loan losses:

	Commercial	Residential Mortgages	Consumer	Total
	(Dollars in thousands)
Six Months Ended June 30, 2019
Allowance for loan losses:
Balance at beginning of period	$14,887	$1,648	$7,239	$23,774
Charge-offs	(215)	-	(3,461)	(3,676)
Recoveries	8	3	1,028	1,039
Provision	3,114	(143)	2,980	5,951
Balance at end of period	$17,794	$1,508	$7,786	$27,088

Three Months Ended June 30, 2019
Allowance for loan losses:
Balance at beginning of period	17,345	1,454	7,303	26,102
Charge-offs	(5)	-	(1,669)	(1,674)
Recoveries	4	1	557	562
Provision	450	53	1,595	2,098
Ending balance	$17,794	$1,508	$7,786	$27,088

Allowance balance at end of period related to:
Loans individually evaluated for impairment	$7,100	$11	$1,507	$8,618
Loans collectively evaluated for impairment	10,694	1,497	6,279	18,470
Ending balance	$17,794	$1,508	$7,786	$27,088

Loan balances at end of period:
Loans individually evaluated for impairment	$24,385	$4,696	$1,673	$30,754
Loans collectively evaluated for impairment	870,429	126,365	242,871	1,239,665
Ending balance	$894,814	$131,061	$244,544	$1,270,419

Six Months Ended June 30, 2018
Allowance for loan losses:
Balance at beginning of period	$7,623	$1,409	$8,247	$17,279
Charge-offs	(302)	-	(3,945)	(4,247)
Recoveries	27	3	906	936
Provision	3,857	174	807	4,838
Ending balance	$11,205	$1,586	$6,015	$18,806

Three Months Ended June 30, 2018
Allowance for loan losses:
Balance at beginning of period	$10,602	$1,278	$6,177	$18,057
Charge-offs	11	-	(1,839)	(1,828)
Recoveries	6	2	470	478
Provision	586	306	1,207	2,099
Ending balance	$11,205	$1,586	$6,015	$18,806

Allowance balance at end of period related to:
Loans individually evaluated for impairment	$64	$102	$1,675	$1,841
Loans collectively evaluated for impairment	11,141	1,484	4,340	16,965
Ending balance	$11,205	$1,586	$6,015	$18,806

Loan balances at end of period:
Loans individually evaluated for impairment	$8,444	$5,125	$2,066	$15,635
Loans collectively evaluated for impairment	850,345	132,296	258,954	1,241,595
Ending balance	$858,789	$137,421	$261,020	$1,257,230

Year Ended December 31, 2018
Allowance for loan losses:
Balance at beginning of year	$7,623	$1,409	$8,247	$17,279
Charge-offs	(356)	(9)	(7,836)	(8,201)
Recoveries	39	7	1,788	1,834
Provision	7,581	241	5,040	12,862
Ending balance	$14,887	$1,648	$7,239	$23,774

Allowance balance at end of year related to:
Loans individually evaluated for impairment	$5,204	$104	$1,518	$6,826
Loans collectively evaluated for impairment	9,683	1,544	5,721	16,948
Ending balance	$14,887	$1,648	$7,239	$23,774

Loan balances at end of year:
Loans individually evaluated for impairment	$18,328	$4,925	$1,746	$24,999
Loans collectively evaluated for impairment	826,060	135,323	252,182	1,213,565
Ending balance	$844,388	$140,248	$253,928	$1,238,564

Management evaluates all impaired loans not less frequently than quarterly in conjunction with our calculation and determination of the adequacy of the allowance for loan losses.

During the process of the Bank’s quarterly assessment of the adequacy of its allowance for loan losses at June 30, 2019, it was determined that an elevated risk in one loan relationship totaling $7.0 million warranted a substantial increase in the allowance for loan losses by $1.8 million. On April 30, 2019, this borrower filed for bankruptcy. Bank’s management believes at June 30, 2019, there is sufficient coverage to protect the Bank’s exposure due to having $3.7 million in collateral, a state loan guarantee of $1.4 million, and a specific reserve of $1.9 million.

Total Cash and Cash Equivalents

Total cash and cash equivalents were $145.4 million and $155.1 million at June 30, 2019, and December 31, 2018, respectively. This balance, which is comprised of cash and due from bank balances and interest-bearing deposits that we maintain at other financial institutions (including the Federal Reserve Bank of San Francisco, but excepting restricted cash), will vary depending on daily cash settlement activities, the amount of highly liquid assets needed based on known events such as the repayment of borrowings and scheduled withdrawals, and actual cash on hand in the Bank’s branches.

The following table sets forth the composition of our cash and cash equivalent balances at June 30, 2019, and December 31, 2018:

	June 30, 2019	December 31, 2018	Variance
Cash and due from banks	$31,193	$33,279	$(2,086)
Interest-bearing deposits with financial institutions	114,224	121,816	(7,592)
Total cash and cash equivalents	$145,417	$155,095	$(9,678)

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

At June 30, 2019, the carrying value of the investment securities portfolio (excluding ASC Trust Corporation stock and Federal Home Loan Bank stock) totaled $445.5 million, which represents a $3.6 million decrease from the portfolio balance of $449.1 million at December 31, 2018. The table below sets forth the amortized cost and fair value of our investment securities portfolio, with gross unrealized gains and losses, at June 30, 2019, and December 31, 2018:

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$100,539	$-	$(441)	$100,098
U.S. government agency pool securities	210,736	27	(1,489)	209,274
U.S. government agency or GSE residential mortgage-backed securities	75,214	412	(267)	75,359
Total	$386,489	$439	$(2,197)	$384,731
Securities Held-to-Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$34,082	$329	$(12)	$34,399
U.S. government agency pool securities	7,592	4	(77)	7,519
U.S. government agency or GSE residential mortgage-backed securities	19,079	58	(145)	18,992
Total	$60,753	$391	$(234)	$60,910

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$100,497	$-	$(1,587)	$98,910
U.S. government agency pool securities	213,055	24	(1,707)	211,372
U.S. government agency or GSE residential mortgage-backed securities	72,735	-	(1,975)	70,760
Total	$386,287	$24	$(5,269)	$381,042
Securities Held-to-Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$38,445	$46	$(88)	$38,403
U.S. government agency pool securities	9,089	3	(80)	9,012
U.S. government agency or GSE residential mortgage-backed securities	20,554	29	(521)	20,062
Total	$68,088	$78	$(689)	$67,477

At June 30, 2019, and December 31, 2018, investment securities with a carrying value of $305.0 million and $282.4 million, respectively, were pledged to secure various government deposits and other public requirements.

The amortized cost and fair value of investment securities by contractual maturity at June 30, 2019, and December 31, 2018, follows:

	June 30, 2019
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$65,029	$64,763	$7,489	$7,483
Due after one but within five years	41,732	41,530	33,308	33,633
Due after five but within ten years	100,882	100,524	10,840	10,831
Due after ten years	178,846	177,914	9,116	8,963
Total	$386,489	$384,731	$60,753	$60,910

	December 31, 2018
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$19,996	$19,739	$11,975	$11,911
Due after one but within five years	83,671	82,323	32,511	32,512
Due after five but within ten years	98,465	97,339	13,995	13,769
Due after ten years	184,155	181,641	9,607	9,285
Total	$386,287	$381,042	$68,088	$67,477

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at June 30, 2019, and December 31, 2018:

	June 30, 2019
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value
Securities Available for Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$-	$-	$(441)	$100,098	$(441)	$100,098
U.S. government agency pool securities	(36)	10,995	(1,453)	187,297	(1,489)	198,292
U.S. government agency or GSE residential mortgage-backed securities	-	-	(267)	45,141	(267)	45,141
Total	$(36)	$10,995	$(2,161)	$332,536	$(2,197)	$343,531

Securities Held to Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$-	$-	$(12)	$4,506	$(12)	$4,506
U.S. government agency pool securities	(54)	4,373	(23)	2,983	(77)	7,356
U.S. government agency or GSE residential mortgage-backed securities	-	-	(145)	15,655	(145)	15,655
Total	$(54)	$4,373	$(180)	$23,144	$(234)	$27,517

	December 31, 2018
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value
Securities Available for Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$-	$-	$(1,587)	$98,910	$(1,587)	$98,910
U.S. government agency pool securities	(217)	32,633	(1,490)	157,403	(1,707)	190,036
U.S. government agency or GSE residential mortgage-backed securities	(116)	12,679	(1,859)	58,081	(1,975)	70,760
Total	$(333)	$45,312	$(4,936)	$314,394	$(5,269)	$359,706

Securities Held to Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(12)	$4,918	$(76)	$8,954	$(88)	$13,872
U.S. government agency pool securities	(62)	6,609	(18)	2,232	(80)	8,841
U.S. government agency or GSE residential mortgage-backed securities	(25)	5,219	(496)	12,330	(521)	17,549
Total	$(99)	$16,746	$(590)	$23,516	$(689)	$40,262

The Company does not believe that any of the investment securities that were in an unrealized loss position as of June 30, 2019, which included a total of 146 securities, were other-than-temporarily impaired. Specifically, the 146 securities are comprised of the following: 93 Small Business Administration (“SBA”) Pool securities, 17 mortgage-backed securities issued by the Government National Mortgage Association (“GNMA”), 13 U.S. Treasury securities, 9 mortgage-backed securities and 1 agency security issued by the Federal National Mortgage Association (“FNMA”), 7 agency securities issued by the Federal Home Loan Bank (“FHLB”), 4 mortgage-backed securities and 1 agency security issued by the Federal Home Loan Mortgage Corporation (“FHLMC”), and 1 agency security issued by the Federal Farm Credit Banks (“FFCB”).

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

Deposits

At June 30, 2019, total deposit liabilities decreased by $3.0 million, to $1.73 billion, as compared to $1.73 billion in total deposits at December 31, 2018. Interest-bearing deposits decreased by $8.8 million, to $1.18 billion at June 30, 2019, compared to $1.19 billion at December 31, 2018, while non-interest bearing deposits increased by $5.9 million, to $544.0 million at June 30, 2019, from $538.2 million at December 31, 2018. The 0.2% decrease in total deposits was due to normal fluctuations in our deposit base.

The following table sets forth the composition of our interest-bearing deposit portfolio with the balances and average interest rates at June 30, 2019 and December 31, 2018, respectively:

	June 30, 2019		December 31, 2018
	Balance	Average rate	Balance	Average rate
Interest-bearing checking accounts	$248,852	0.12%	$281,582	0.12%
Money market and savings accounts	902,668	0.18%	670,640	0.18%
Certificates of deposit	30,289	0.36%	238,433	0.35%
Total interest-bearing deposits	$1,181,809	0.17%	$1,190,655	0.17%

As mentioned earlier, the Bank has expanded its operations and its branch network since it first opened in 1972, first in Guam, then in the other islands of our region and in San Francisco, California. As time has passed, the Bank has gathered market share in each of the islands. In recent years, in order to diversify its geographic market, the Bank has increased its focus on growth in the California region. The following table provides figures for deposits in the Bank’s administrative regions at December 31, 2017 and 2018, and at June 30, 2019:

	December 31,		June 30,
	2017	2018	2019
Guam	$936,237	$900,273	$965,553
Commonwealth of the Northern Mariana Islands	$343,149	$334,987	$299,275
The Freely Associated States of Micronesia *	$491,276	$447,011	$415,584
California	$45,470	$46,552	$45,446
Total	$1,816,132	$1,728,823	$1,725,858

*	The Freely Associated States (FAS) are comprised of the Federated States of Micronesia (Chuuk, Kosrae, Pohnpei and Yap), the Republic of Palau and the Republic of the Marshall Islands.

During the six months ended June 30, 2019, the Bank’s deposits decreased by $3.0 million, or 0.2%, while in the full year of 2018, deposits decreased by a total of $87.3 million. Our branches in Guam experienced an increase of $65.3 million in deposits during the six months ended June 30, 2019, while the deposits in our branches in the CNMI were reduced by $35.7 million. Deposits in our FAS branches decreased by $31.4 million, while our California region deposits decreased by $1.1 million during the same time period.

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

On June 27, 2019, the Company issued $15.0 million of its 6.35% Fixed-to-Floating Rate Subordinated Notes, due June 30, 2029. The Notes are intended to qualify as Tier 2 capital for regulatory capital purposes for the Company. The Notes have a ten-year term and initially bear interest at a fixed annual rate of 6.35%. Beginning June 30, 2024, the interest rate will reset quarterly to the then-current three-month LIBOR plus 466 basis points. On July 1, 2019, with the approval of the Federal Reserve of San Francisco, the Company used $4.1 million of the proceeds from the Notes to acquire an additional 20% of the stock of ASC Trust LLC, formerly ASC Trust Corporation, at the second closing pursuant to the Stock Purchase Agreement dated May 27, 2016, between the Company and David J. John, as amended to date.  On July 5, 2019, $10.0 million of the balance of the proceeds from the Notes was also used to purchase ten (10) shares of Series B Common Stock from the Bank, with a par value of $1.0 million per share, to support the Bank’s strategic growth.

At June 30, 2019, and at December 31, 2018, the Company had no short-term borrowings.

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

At June 30, 2019, our liquid assets, which include cash and due from banks, interest-earning deposits with financial institutions (excluding restricted cash), and investment securities available-for-sale totaled $530.1 million, down $6.0 million from $536.1 million at December 31, 2018. This decrease is comprised of declines of $7.6 million in interest bearing deposits in banks, $7.3 million in investment securities available-for-sale and $2.1 million in cash and due from banks.

Contractual Obligations

The Bank utilizes facilities, equipment and land under various operating leases with terms, including renewal options, ranging from 1 to 99 years.

The following table provides the maturities of lease liabilities at June 30, 2019:

	Operating Leases (a)	Finance Leases	Total
2020	$1,655	$-	$1,655
2021	3,415	-	3,415
2022	3,208	-	3,208
2023	2,694	-	2,694
2024	2,483	-	2,483
After 2024	42,373	-	42,373
Total lease payments	$55,828	$-	$55,828
Less: Interest (b)	24,843	-	24,843
Present value of lease liabilities (c)	$30,985	$-	$30,985

Note: For leases commencing prior to 2019, minimum lease payments excludes payments to landlords for real estate taxes and common area maintenance.

(a)	Operating lease payments include $23.5 million related to options to extend lease terms that are reasonably certain of being exercised.
(b)	Calculated using the interest rate for each lease.
(c)	Includes the current portion of $2.8 million for operating leases.

The Bank leases certain facilities from two separate entities in which two of its directors have separate ownership interests. Lease payments made to these entities during the six months ended June 30, 2019 and 2018, approximated $146 thousand and $175 thousand, respectively. During the three months ended June 30, 2019 and 2018, lease payments made to these entities approximated $88 thousand and $87 thousand, respectively.

Additionally, the Bank leases office space to third parties, with original lease terms ranging from 3 to 5 years with option periods ranging up to 15 years. At June 30, 2019, minimum future rents to be received under non-cancelable operating sublease agreements were $19 thousand and $26 thousand for the periods ending December 31, 2019 and 2020, respectively.

A summary of rental activities for the three and six months ended June 30, 2019 and 2018, respectively, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Rent expense	$920	$703	$1,843	$1,404
Total rent expense	$920	$703	$1,843	$1,404

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

A summary of financial instruments with off-balance-sheet risk at June 30, 2019, and December 31, 2018, is as follows:

	June 30, 2019	December 31, 2018
Commitments to extend credit	$164,638	$163,802

Letters of credit:
Standby letters of credit	$59,139	$55,418
Commercial letters of credit	2,801	3,070
Total	$61,940	$58,488

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

The Bank considers its standby and commercial letters of credit to be guarantees. At June 30, 2019, the maximum undiscounted future payments that the Bank could be required to make was $61.9 million. Almost all of these arrangements mature within one year. The Bank generally has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized; however, several that are extended to the Bank’s most creditworthy customers are unsecured. The Bank has recorded $33 thousand in reserve liabilities associated with commitments to extend credit and letters of credit at June 30, 2019.

Mortgage loans serviced for others are not included in the accompanying condensed consolidated statements of financial condition. The unpaid principal balances of mortgage loans serviced for others were $194.3 million and $189.6 million at June 30, 2019, and December 31, 2018, respectively. At June 30, 2019, and December 31, 2018, the Bank recorded mortgage servicing rights at their fair value of $1.7 million, and $1.8 million, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital and Common Equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of June 30, 2019, and December 31, 2018, the Bank met all capital adequacy requirements to which it is subject.

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

In July 2013, the U.S. banking regulatory agencies approved the U.S. version of Basel III. The version of Basel III adopted revises the risk-based and leverage capital requirements and the method for calculating risk-weighted assets to make them consistent with Basel III and to meet the requirements of the Dodd-Frank Act. Many of the rules apply on a phased-in basis to all banking organizations, including the Company and the Bank. The rules, including alternative requirements for smaller community financial institutions like the Company and the Bank, were fully effective as of January 1, 2019. Among other things, the rules established a new minimum common equity Tier 1 ratio (4.5% of risk-weighted assets), a higher minimum Tier 1 risk-based capital requirement (6.0% of risk-weighted assets) and a minimum non-risk-based leverage ratio (4.0%). An additional capital conservation buffer of 2.5% of risk weighted assets over each of the required capital ratios was phased in from 2016 to 2019 (2.500% in 2019 and 1.875% in 2018) and must be met to avoid limitations on the ability of the Company and the Bank to pay dividends, repurchase shares or pay discretionary bonuses. The new rules assigned higher risk weighting to credit exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. The rules also changed the permitted composition of Tier 1 capital to exclude trust preferred securities, mortgage servicing rights and certain deferred tax assets, and include unrealized gains and losses on available-for-sale debt and equity securities (through a one-time opt out option for Standardized Banks (banks with less than $250 billion of total consolidated assets and less than $10 billion of foreign exposures) which the Company and the Bank elected at March 31, 2015).

As of June 30, 2019, the Bank’s capital ratios each exceeded the Federal Deposit Insurance Corporation’s well capitalized standards under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There have been no conditions or events since the most recent FDIC notification that management believes have changed the Bank’s category.

The Company’s required and actual capital amounts and ratios as of June 30, 2019, and December 31, 2018, were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2019:
Total capital (to Risk Weighted Assets)	$189,446	14.502%	$104,510	8.000%	$130,638	10.000%
Tier 1 capital (to Risk Weighted Assets)	$157,983	12.093%	$78,383	6.000%	$104,510	8.000%
Tier 1 capital (to Average Assets)	$157,983	8.054%	$78,461	4.000%	$98,076	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$148,200	11.344%	$58,787	4.500%	$84,915	6.500%

At December 31, 2018:
Total capital (to Risk Weighted Assets)	$167,732	13.662%	$98,219	8.000%	$122,774	10.000%
Tier 1 capital (to Risk Weighted Assets)	$152,281	12.403%	$73,664	6.000%	$98,219	8.000%
Tier 1 capital (to Average Assets)	$152,281	7.991%	$76,229	4.000%	$95,287	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$142,498	11.607%	$55,248	4.500%	$79,803	6.500%

Since the formation of BankGuam Holding Company in 2011, our assets have grown by 76.0% ($838.8 million), while our stockholders’ equity has grown by 76.9% ($68.2 million, including $50.9 million in retained earnings). The growth in equity has helped to increase our capital ratios, and those ratios remain well above the well capitalized standards. During the fourth quarter of 2017 and the first quarter of 2018, the Company issued an additional $4.2 million in common stock in an SEC-registered public offering at a purchase price of $12.25 per common share.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2019, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s Rules and forms and is accumulated and communicated to management, including our Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We believe the remediation measures taken during the three months ended March 31, 2019, strengthened our internal control over financial reporting and remediated the material weakness identified at December 31, 2018. We will continue to monitor the effectiveness of these remediation measures and will make any adjustments and take such other actions as are appropriate.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Exhibit

4.01	Form of 6.35% Fixed-to-Floating Rate Subordinated Notes due June 30, 2029, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2019.

10.01

Form of Subordinated Note Purchase Agreement dated June 27, 2019, by and among BankGuam Holding Company and certain Purchasers, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2019.

10.02*	Amendment, effective July 1, 2019, to the Employment Agreement dated January 1, 2019 between Bank of Guam and Francisco M. Atalig.

31.01	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Statements of Financial Condition as of June 30, 2019, and December 31, 2018, (ii) Unaudited Condensed Consolidated Statements of Income for the three and six months ended June 30, 2019 and 2018, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2019 and 2018, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2019 and 2018, and (v) Notes to Unaudited Condensed Consolidated Financial Statements

*	Management compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, BankGuam Holding Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANKGUAM HOLDING COMPANY

Date: August 9, 2019	By:	/s/ JOAQUIN P.L.G. COOK
Joaquin P.L.G. Cook, President and Chief Executive Officer

Date: August 9, 2019	By:	/s/ FRANCISCO M. ATALIG
Francisco M. Atalig, Senior Vice President and Chief Financial Officer