Form 10-Q
period 2019-09-30
BankGuam Holding Co
filed 2019-11-08
CIK 1527383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to            .

Commission file number: 000-54483

BankGuam Holding Company

(Exact name of registrant as specified in its charter)

Guam	66-0770448
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

P.O. Box BW

Hagåtña, Guam 96932

(671) 472-5300

(Address, including Zip Code, and telephone number, including area code, of the registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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
As of November 8, 2019, there were 9,665,581 shares outstanding

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Financial Condition

(in Thousands, Except Par Value)

	September 30, 2019	December 31, 2018
ASSETS
Cash and due from banks	$29,312	$33,279
Interest bearing deposits in banks	160,097	121,816
Total cash and cash equivalents	189,409	155,095
Restricted cash	400	400
Investment in unconsolidated subsidiary	7,393	3,291
Investment securities available-for-sale, at fair value	353,959	381,042
Investment securities held-to-maturity, at amortized cost (Fair Value $56,875 at 9/30/19 and $67,477 at 12/31/18)	56,678	68,088
Federal Home Loan Bank stock, at cost	2,267	2,356
Loans, net of allowance for loan losses ($27,852 at 9/30/19 and $23,774 at 12/31/18)	1,238,465	1,212,141
Accrued interest receivable	6,373	6,221
Premises and equipment, net	20,195	18,471
Other assets	76,592	44,597
Total assets	$1,951,731	$1,891,702

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$546,095	$538,168
Interest bearing	1,183,573	1,190,655
Total deposits	1,729,668	1,728,823
Accrued interest payable	118	137
Subordinated debt, net	14,744	-
Other liabilities	46,080	14,447
Total liabilities	1,790,610	1,743,407
Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock $0.2083 par value; 48,000 shares authorized; 9,698 and 9,679 shares issued and 9,666 and 9,646 shares outstanding at 9/30/19 and 12/31/18, respectively	2,022	2,017
Preferred stock $100 par value; 300 shares authorized; 9.8 shares issued and outstanding	980	980
Additional paid-in capital, Common stock	24,415	24,214
Additional paid-in capital, Preferred stock	8,803	8,803
Retained earnings	126,839	117,339
Accumulated other comprehensive loss	(1,648)	(4,768)
Common stock in treasury, at cost (32 shares)	(290)	(290)
Total stockholders’ equity	161,121	148,295
Total liabilities and stockholders’ equity	$1,951,731	$1,891,702

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Income

(Dollar and Share Amounts in Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest income:
Loans	$20,162	$19,950	$61,175	$59,208
Investment securities	2,551	2,270	7,581	7,255
Deposits with banks	567	354	1,695	726
Total interest income	23,280	22,574	70,451	67,189
Interest expense:
Savings deposits	480	487	1,430	1,507
Time deposits	26	29	81	88
Other borrowed funds	244	-	254	10
Total interest expense	750	516	1,765	1,605
Net interest income	22,530	22,058	68,686	65,584
Provision for loan losses	1,919	3,134	7,869	7,972
Net interest income, after provision for loan losses	20,611	18,924	60,817	57,612

Non-interest income:
Service charges and fees	1,744	1,567	4,986	5,005
Gain (loss) on sale of investment securities	347	(181)	347	(593)
Income from merchant services, net	606	611	1,812	1,788
Cardholders income, net	433	68	473	247
Trustee fees	715	787	1,957	1,866
Other income	1,026	897	2,769	2,695
Total non-interest income	4,871	3,749	12,344	11,008
Non-interest expense:
Salaries and employee benefits	9,315	8,977	27,251	27,033
Occupancy	2,294	1,825	6,292	5,435
Equipment and depreciation	3,006	2,628	8,562	7,485
Insurance	478	442	1,407	1,296
Telecommunications	341	491	1,038	1,471
FDIC assessment	-	348	706	1,056
Professional services	488	709	1,860	2,237
Contract services	523	432	1,515	1,266
Other real estate owned	63	196	1,235	238
Stationery and supplies	168	243	581	622
Training and education	268	276	799	816
General, administrative and other	2,124	2,133	6,361	6,268
Total non-interest expense	19,068	18,700	57,607	55,223
Income before income taxes	6,414	3,973	15,554	13,397
Income tax expense	1,367	699	3,245	2,597
Net income	5,047	3,274	12,309	10,800
Preferred stock dividend	(138)	(138)	(409)	(409)
Net income attributable to common stockholders	$4,909	$3,136	$11,900	$10,391

Earnings per common share:
Basic	$0.51	$0.33	$1.23	$1.08
Diluted	$0.51	$0.33	$1.23	$1.08
Dividends declared per common share	$0.10	$0.10	$0.30	$0.30
Basic weighted average common shares	9,660	9,635	9,654	9,605
Diluted weighted average common shares	9,660	9,635	9,654	9,605

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$5,047	$3,274	$12,309	$10,800
Other comprehensive income (loss):
Unrealized holding gain (loss) on available-for-sale securities arising during the period, net of tax	451	(670)	3,205	(3,349)
Reclassification for (gain) loss realized on available-for- sale securities	(347)	181	(347)	593
Amortization of post-transfer unrealized holding loss on held-to-maturity securities during the period, net of tax	87	199	262	474
Total other comprehensive income (loss)	191	(290)	3,120	(2,282)
Total comprehensive income	$5,238	$2,984	$15,429	$8,518

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(Dollar Amounts in Thousands, Except Number of Shares)

	Number of Common Shares	Common Stock	Preferred Stock	Additional Paid-in Capital - Common	Additional Paid-in Capital - Preferred	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Treasury Stock	Total
Balances, January 1, 2019	9,646,344	$2,017	$980	$24,214	$8,803	$117,339	$(4,768)	$(290)	$148,295
Comprehensive income:
Net income	-	-	-	-	-	2,902	-	-	2,902
Reclassification related to adoption of new accounting standard	-	-	-	-	-	496	-	-	496
Change in accumulated other comprehensive income:
Unrealized gain on available-for-sale securities, net	-	-	-	-	-	-	1,580	-	1,580
Common stock issued under Employee Stock Purchase Plan & Service Awards	6,881	2	-	71	-	-	-	-	73
Cash dividends on common stock	-	-	-	-	-	(965)	-	-	(965)
Cash dividends on preferred stock	-	-	-	-	-	(134)	-	-	(134)
Balances, March 31, 2019	9,653,225	2,019	980	24,285	8,803	119,638	(3,188)	(290)	152,247
Comprehensive income:
Net income	-	-	-	-	-	4,360	-	-	4,360
Change in accumulated other comprehensive income:
Unrealized gain on available-for-sale securities, net	-	-	-	-	-	-	1,349	-	1,349
Common stock issued under Employee Stock Purchase Plan & Service Awards	6,821	1	-	72	-	-	-	-	73
Cash dividends on common stock	-	-	-	-	-	(966)	-	-	(966)
Cash dividends on preferred stock	-	-	-	-	-	(137)	-	-	(137)
Balances, June 30, 2019	9,660,046	2,020	980	24,357	8,803	122,895	(1,839)	(290)	156,926
Comprehensive income:
Net income	-	-	-	-	-	5,047	-	-	5,047
Change in accumulated other comprehensive income:
Unrealized gain (loss) on available-for- sale securities, net	-	-	-	-	-	-	191	-	191
Common stock issued under Employee Stock Purchase Plan & Service Awards	5,485	2	-	58	-	-	-	-	60
Cash dividends on common stock	-	-	-	-	-	(965)	-	-	(965)
Cash dividends on preferred stock	-	-	-	-	-	(138)	-	-	(138)
Balances, September 30, 2019	9,665,531	$2,022	$980	$24,415	$8,803	$126,839	$(1,648)	$(290)	$161,121

	Number of Common Shares	Common Stock	Preferred Stock	Additional Paid-in Capital - Common	Additional Paid-in Capital - Preferred	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Treasury Stock	Total
Balances, January 1, 2018	9,413,958	$1,969	$980	$21,472	$8,803	$108,900	$(3,687)	$(290)	$138,147
Comprehensive income:
Net income	-	-	-	-	-	3,628	-	-	3,628
Change in accumulated other comprehensive income:
Unrealized loss on available-for-sale securities, net	-	-	-	-	-	-	(1,910)	-	(1,910)
Common stock issued under Employee Stock Purchase Plan & Service Awards	3,274	1	-	34	-	-	-	-	35
Common stock issued	217,823	45	-	2,598	-	-	-	-	2,643
Cash dividends on common stock	-	-	-	-	-	(962)	-	-	(962)
Cash dividends on preferred stock	-	-	-	-	-	(135)	-	-	(135)
Balances, March 31,2018	9,635,055	2,015	980	24,104	8,803	111,431	(5,597)	(290)	141,446
Comprehensive income:
Net income	-	-	-	-	-	3,898	-	-	3,898
Change in accumulated other comprehensive income:
Unrealized loss on available-for-sale securities, net	-	-	-	-	-	-	(82)	-	(82)
Cash dividends on common stock	-	-	-	-	-	(964)	-	-	(964)
Cash dividends on preferred stock	-	-	-	-	-	(136)	-	-	(136)
Balances, June 30, 2018	9,635,055	2,015	980	24,104	8,803	114,229	(5,679)	(290)	144,162
Comprehensive income:
Net income	-	-	-	-	-	3,274	-	-	3,274
Change in accumulated other comprehensive income:
Unrealized gain (loss) on available-for- sale securities, net	-	-	-	-	-	-	(290)	-	(290)
Common stock issued under Employee Stock Purchase Plan & Service Awards	5,683	1	-	54	-	-	-	-	55
Cash dividends on common stock	-	-	-	-	-	(964)	-	-	(964)
Cash dividends on preferred stock	-	-	-	-	-	(138)	-	-	(138)
Balances, September 30, 2018	9,640,738	$2,016	$980	$24,158	$8,803	$116,401	$(5,969)	$(290)	$146,099

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Cash Flows

(in Thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$12,309	$10,800
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,869	7,972
Depreciation	2,884	2,718
Amortization of debt issuance costs	(256)	-
Amortization of fees, discounts and premiums	642	1,036
Gain (loss) on sales of other real estate owned, net	26	(17)
Proceeds from sales of loans held for sale	15,973	9,983
Origination of loans held for sale	(15,973)	(9,983)
Increase in mortgage servicing rights	49	65
Gross realized (gains) losses on sale of available-for-sale securities	(347)	593
Realized gain on sale of premises and equipment	24	-
Income from equity investment in unconsolidated subsidiary	(428)	(347)
Dividends received from unconsolidated subsidiary	416	283
Noncash lease expense	2,012	-
Net change in operating assets and liabilities:
Accrued interest receivable	(152)	(722)
Other assets	(1,731)	(4,071)
Accrued interest payable	(19)	(7)
Lease liability	(1,639)	-
Other liabilities	1,058	3,946
Net cash provided by operating activities	22,717	22,249

Cash flows from investing activities:
Increased investment in unconsolidated subsidiary	(4,090)	-
Purchases of available-for-sale securities	(75,141)	(68,483)
Proceeds from sales of available-for-sale securities	50,094	94,752
Maturities, prepayments and calls of available-for-sale securities	54,889	52,495
Maturities, prepayments and calls of held-to-maturity securities	11,476	17,435
Loan originations and principal collections, net	(34,193)	3,909
Costs of FHLB stock purchase	89	(53)
Proceeds from sales of other real estate owned	335	162
Proceeds from sales of premises and equipment	33	-
Purchases of premises and equipment	(4,641)	(3,325)
Net cash (used in) provided by investing activities	(1,149)	96,892

Cash flows from financing activities:
Net increase (decrease) in deposits	845	(42,912)
Proceeds from issuance of subordinated debt, net	15,000	-
Proceeds from issuance of common stock	206	2,733
Dividends paid	(3,305)	(3,299)
Net cash provided by (used in) financing activities	12,746	(43,478)
Net change in cash, cash equivalents and restricted cash	34,314	75,663
Cash, cash equivalents and restricted cash at beginning of period	155,495	126,527
Cash, cash equivalents and restricted cash at end of period	$189,809	$202,190

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,394	$1,602
Income taxes	$3,748	$2,905
Supplemental disclosure of noncash investing and financing activities:
Net change in unrealized loss on held-to-maturity securities, net of tax	$262	$474
Net change in unrealized gain (loss) on available-for-sale securities, net of tax	$2,859	$(2,756)
Initial recognition of right-of-use asset	$32,335	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Notes to Condensed Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

Note 1 – Nature of Business

Organization

The accompanying condensed consolidated financial statements include the accounts of BankGuam Holding Company (“Company”) and its wholly-owned subsidiaries, Bank of Guam (“Bank”) and BankGuam Investment Services (“BGIS”) (formerly BankGuam Investment and Insurance Services). The Company is a Guam corporation organized on October 29, 2010, to act as the holding company of the Bank, a Guam banking corporation, a 22-branch bank serving the communities in Guam, the Commonwealth of the Northern Mariana Islands (CNMI), the Federated States of Micronesia (FSM), the Republic of the Marshall Islands (RMI), the Republic of Palau (ROP), and San Francisco, California. BankGuam Investment Services was incorporated in Guam in 2015 and initially capitalized during the first quarter of 2016. During July 2016, the Company executed an agreement to purchase up to 70% of ASC Trust LLC, formerly ASC Trust Corporation, which has resulted in the Company purchasing 45% of the voting common stock of ASC Trust LLC to date.

Other than holding the shares of the Bank, BGIS and ASC Trust LLC, the Company conducts no significant activities, although it is authorized, with the prior approval of its principal regulator, the Board of Governors of the Federal Reserve System, to engage in a variety of activities related to the business of banking. Currently, substantially all of the Company’s operations are conducted and substantially all of its assets are owned by the Bank, which accounts for substantially all of our consolidated revenues, expenses and operating income. The Bank’s headquarters is located in Hagåtña, Guam, and the Bank provides a variety of financial services to individuals, businesses and government entities through its branch network. The Bank’s primary deposit products are demand deposits, savings and time certificates of deposit, and its primary lending products are consumer, commercial and real estate loans. The Bank also provides many other financial services to its customers.

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

Our condensed consolidated financial condition at September 30, 2019, and the condensed consolidated results of operations for the three and nine months ended September 30, 2019, are not necessarily indicative of what our financial condition will be at December 31, 2019, or of the results of our operations that may be expected for the full year ending December 31, 2019.

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

Recently Issued but Not Yet Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326)”, to amend the standards for the measurement of credit losses on financial instruments by replacing the historical incurred loss impairment methodology of determining the level of the allowance for loan and lease losses (“ALLL”), including losses associated with available-for-sale securities, with a more decision-useful methodology that reflects expected credit losses over the life of a financial instrument based upon historical experience, current conditions, and reasonable and supportable forecasts in determining the ALLL level, as well as the reserve for off-balance-sheet credit exposures. The Company was preparing to implement ASU 2016-13 when it was scheduled to become effective January 1, 2020, but the FASB announced on October 16, 2019, a delay of the effective date for smaller reporting companies until January 1, 2023. Management expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the first reporting period in which the new standard is effective, but cannot yet estimate the magnitude of the adjustment or the overall impact of the new guidance on the Company’s financial position, results of operations or cash flows.

Note 3 – Earnings Per Common Share

Basic earnings per common share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Potential common shares that may be issued by the Company relate to shares subscribed but not yet issued in 2019 and 2018 under the Employee Stock Purchase Plan, and are reported as dilutive options. No shares were subscribed but not issued at September 30, 2019 and 2018.

Earnings per common share are computed based on reported net income, preferred stock dividends and the following common share data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$5,047	$3,274	$12,309	$10,800
Less preferred stock dividends	(138)	(138)	(409)	(409)
Net income attributable to common stockholders	4,909	3,136	11,900	10,391
Weighted average number of common shares outstanding - used to calculate basic and diluted earnings per common share	9,660	9,635	9,654	9,605
Earnings per common share:
Basic	$0.51	$0.33	$1.23	$1.08
Diluted	$0.51	$0.33	$1.23	$1.08

Note 4 – Investment Securities

The amortized cost and fair value of investment securities, with gross unrealized gains and losses, follows:

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$95,560	$-	$(209)	$95,351
U.S. government agency pool securities	187,056	32	(1,392)	185,696
U.S. government agency or GSE residential mortgage-backed securities	72,970	170	(228)	72,912
Total	$355,586	$202	$(1,829)	$353,959
Securities Held-to-Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$31,651	$296	$(4)	$31,943
U.S. government agency pool securities	6,737	4	(63)	6,678
U.S. government agency or GSE residential mortgage-backed securities	18,290	53	(89)	18,254
Total	$56,678	$353	$(156)	$56,875

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$100,497	$-	$(1,587)	$98,910
U.S. government agency pool securities	213,055	24	(1,707)	211,372
U.S. government agency or GSE residential mortgage-backed securities	72,735	-	(1,975)	70,760
Total	$386,287	$24	$(5,269)	$381,042
Securities Held-to-Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$38,445	$46	$(88)	$38,403
U.S. government agency pool securities	9,089	3	(80)	9,012
U.S. government agency or GSE residential mortgage-backed securities	20,554	29	(521)	20,062
Total	$68,088	$78	$(689)	$67,477

At September 30, 2019, and December 31, 2018, investment securities with a carrying value of $332.9 million and $282.4 million, respectively, were pledged to secure various government deposits and to meet other public requirements.

Proceeds and gross realized gains (losses) from the sales of available-for-sale investment securities for the three and nine months ended September 30, 2019 and 2018, are shown below.

	Three Months Ended September 30,
	2019	2018
Proceeds from sales	$50,094	$15,976
Gross realized gains from sales	$347	$-
Gross realized losses from sales	$-	$(181)

	Nine Months Ended September 30,
	2019	2018
Proceeds from sales	$50,094	$94,752
Gross realized gains from sales	$347	$-
Gross realized losses from sales	$-	$(593)

The amortized cost and estimated fair value of investment securities by contractual maturity at September 30, 2019, and December 31, 2018, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or borrowers the right to prepay obligations with or without call or prepayment penalties. At September 30, 2019, obligations of U.S. government corporations and agencies with amortized costs totaling $412.3 million consist predominantly of Small Business Administration (“SBA”) agency pool securities totaling $193.8 million and residential mortgage-backed securities totaling $91.3 million whose contractual maturity, or principal repayment, will follow the repayment of the underlying small business loans or mortgages. For purposes of the following table, the entire outstanding balance of these SBA pools and mortgage-backed securities issued by U.S. government corporations and agencies is categorized based on final maturity date. At September 30, 2019, the Bank estimates the average remaining life of these SBA pools and mortgage-backed securities to be approximately 2.9 years and 3.2 years, respectively.

	September 30, 2019
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$65,013	$64,889	$4,997	$4,992
Due after one but within five years	36,127	36,026	35,297	35,569
Due after five but within ten years	108,752	108,416	7,669	7,692
Due after ten years	145,694	144,628	8,715	8,622
Total	$355,586	$353,959	$56,678	$56,875

	December 31, 2018
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$19,996	$19,739	$11,975	$11,911
Due after one but within five years	83,671	82,323	32,511	32,512
Due after five but within ten years	98,465	97,339	13,995	13,769
Due after ten years	184,155	181,641	9,607	9,285
Total	$386,287	$381,042	$68,088	$67,477

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2019, and December 31, 2018.

	September 30, 2019
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value
Securities Available for Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(10)	$11,991	$(200)	$83,360	$(210)	$95,351
U.S. government agency pool securities	(56)	23,301	(1,335)	155,145	(1,391)	178,446
U.S. government agency or GSE residential mortgage-backed securities	(48)	18,673	(180)	19,175	(228)	37,848
Total	$(114)	$53,965	$(1,715)	$257,680	$(1,829)	$311,645

Securities Held to Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$-	$-	$(4)	$2,009	$(4)	$2,009
U.S. government agency pool securities	(15)	2,108	(48)	3,577	(63)	5,685
U.S. government agency or GSE residential mortgage-backed securities	(13)	3,990	(76)	11,317	(89)	15,307
Total	$(28)	$6,098	$(128)	$16,903	$(156)	$23,001

	December 31, 2018
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value
Securities Available for Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$-	$-	$(1,587)	$98,910	$(1,587)	$98,910
U.S. government agency pool securities	(217)	32,633	(1,490)	157,403	(1,707)	190,036
U.S. government agency or GSE residential mortgage-backed securities	(116)	12,679	(1,859)	58,081	(1,975)	70,760
Total	$(333)	$45,312	$(4,936)	$314,394	$(5,269)	$359,706

Securities Held to Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(12)	$4,918	$(76)	$8,954	$(88)	$13,872
U.S. government agency pool securities	(62)	6,609	(18)	2,232	(80)	8,841
U.S. government agency or GSE residential mortgage-backed securities	(25)	5,219	(496)	12,330	(521)	17,549
Total	$(99)	$16,746	$(590)	$23,516	$(689)	$40,262

The investment securities that were in an unrealized loss position as of September 30, 2019, which comprised a total of 136 securities, were not other-than-temporarily impaired. Specifically, the 136 securities are comprised of the following: 88 SBA pool securities, 15 mortgage-backed securities issued by the Government National Mortgage Association (“GNMA”), 12 U.S. Treasuries, 8 mortgage-backed securities and 1 agency security issued by the Federal National Mortgage Association (“FNMA”), 7 agency securities issued by the Federal Home Loan Bank (“FHLB”), 4 mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation (“FHLMC”), and 1 agency security issued by the Federal Farm Credit Banks (“FFCB”).

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

Investment in Unconsolidated Subsidiary

On July 1, 2019, with the approval of the Federal Reserve Bank of San Francisco, the Company used $4.1 million of the proceeds from the subordinated notes totaling $15.0 million that were issued on June 27, 2019, to acquire an additional 20% of the voting common stock of ASC Trust LLC, formerly ASC Trust Corporation, at the second closing, pursuant to the Stock Purchase Agreement dated May 27, 2016, between the Company and David J. John, as amended to date. This transaction brought the Company’s non-controlling interest in ASC Trust LLC to 45%. See “Note 14 – Subordinated Debt” for more detailed information on the subordinated notes.

Note 5 – Loans Held for Sale, Loans and Allowance for Loan Losses

Loans Held for Sale

In its normal course of business, the Bank originates mortgage loans held for sale to the FHLMC. The Bank has elected to measure its residential mortgage loans held for sale at cost. Origination fees and costs are recognized in earnings at the time of origination. Loans are sold to FHLMC at par.

During the nine months ended September 30, 2019, the Bank originated $10.3 million and sold approximately $16.0 million in FHLMC mortgage loans. During the nine months ended September 30, 2018, the Bank originated and sold approximately $10.0 million in FHLMC loans

Mortgage loans serviced for others are not included in the accompanying condensed consolidated statements of financial condition. The unpaid principal balances of mortgage loans serviced for others were $191.2 million at September 30, 2019, and $189.6 million at December 31, 2018. The increase of $1.6 million (0.8%) during the nine months ended September 30, 2019, was due to loans made during 2018 that were sold to FHLMC in January 2019.

We retain mortgage servicing rights on mortgage loans that we sell. Such rights represent the net positive cash flows generated from the servicing of such mortgage loans and we recognize such rights as assets on our statements of financial condition based on their estimated fair values. We receive servicing fees, less any subservicing costs, on the unpaid principal balances of such mortgage loans. Those fees are collected from the monthly payments made by the mortgagors or from the proceeds of the sale or foreclosure and liquidation of the underlying real property collateralizing the loans. At September 30, 2019, and December 31, 2018, mortgage servicing rights totaled $1.7 million and $1.8 million, respectively, and are included in other assets in the accompanying condensed consolidated statements of financial condition. The Bank accounts for mortgage servicing rights at fair value with changes in fair value recorded as a part of service fees and charges in the condensed consolidated statements of income.

Loans

Outstanding loan balances are presented net of unearned income, deferred loan fees, and unamortized discount and premium, which totaled $2.6 million at both September 30, 2019, and December 31, 2018. Loans subject to ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” are presented net of the related accretable yield.

The loan portfolio consisted of the following at:

	September 30, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
Commercial
Commercial & industrial	$250,970	19.8%	$243,465	19.6%
Commercial mortgage	590,464	46.5%	560,827	45.3%
Commercial construction	65,200	5.1%	39,408	3.2%
Commercial agriculture	671	0.1%	688	0.1%
Total commercial	907,305	71.5%	844,388	68.2%
Consumer
Residential mortgage	125,601	9.9%	138,923	11.2%
Home equity	2,611	0.2%	1,325	0.1%
Automobile	22,926	1.8%	26,686	2.2%
Other consumer loans[1]	210,429	16.6%	227,242	18.3%
Total consumer	361,567	28.5%	394,176	31.8%
Gross loans	1,268,872	100.0%	1,238,564	100.0%
Deferred loan (fees) costs, net	(2,555)		(2,649)
Allowance for loan losses	(27,852)		(23,774)
Loans, net	$1,238,465		$1,212,141

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

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

Set forth below is a summary of the Bank’s activity in the allowance for loan losses during the three and nine months ended September 30, 2019 and 2018, and the year ended December 31, 2018:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018	Year Ended December 31, 2018
Balance, beginning of period	$27,088	$18,806	$23,774	$17,279	$17,279
Provision for loan losses	1,919	3,134	7,869	7,972	12,862
Recoveries on loans previously charged off	657	428	1,697	1,365	1,834
Charged off loans	(1,812)	(2,002)	(5,488)	(6,250)	(8,201)
Balance, end of period	$27,852	$20,366	$27,852	$20,366	$23,774

Set forth below is information regarding loan balances and the related allowance for loan losses, by portfolio type, for the three months ended September 30, 2019 and 2018, and the year ended December 31, 2018, respectively.

	Commercial	Residential Mortgages	Consumer	Total
	(Dollars in thousands)
Nine Months Ended September 30, 2019
Allowance for loan losses:
Balance at beginning of period	$14,887	$1,648	$7,239	$23,774
Charge-offs	(260)	-	(5,228)	(5,488)
Recoveries	15	67	1,615	1,697
Provision	4,076	(200)	3,993	7,869
Balance at end of period	$18,718	$1,515	$7,619	$27,852

Three Months Ended September 30, 2019
Allowance for loan losses:
Balance at beginning of period	17,794	1,508	7,786	27,088
Charge-offs	(45)	-	(1,767)	(1,812)
Recoveries	6	65	586	657
Provision	963	(58)	1,014	1,919
Ending balance	$18,718	$1,515	$7,619	$27,852

Allowance balance at end of period related to:
Loans individually evaluated for impairment	$7,106	$-	$1,212	$8,318
Loans collectively evaluated for impairment	11,612	1,515	6,407	19,534
Ending balance	$18,718	$1,515	$7,619	$27,852

Loan balances at end of period:
Loans individually evaluated for impairment	$37,673	$4,154	$1,302	$43,129
Loans collectively evaluated for impairment	869,632	124,058	232,053	1,225,743
Ending balance	$907,305	$128,212	$233,355	$1,268,872

Nine Months Ended September 30, 2018
Allowance for loan losses:
Balance at beginning of period	$7,623	$1,409	$8,247	$17,279
Charge-offs	(353)	(9)	(5,888)	(6,250)
Recoveries	29	6	1,330	1,365
Provision	4,261	215	3,496	7,972
Ending balance	$11,560	$1,621	$7,185	$20,366

Three Months Ended September 30, 2018
Allowance for loan losses:
Balance at beginning of period	$11,205	$1,586	$6,015	$18,806
Charge-offs	(51)	(9)	(1,942)	(2,002)
Recoveries	2	2	424	428
Provision	404	42	2,688	3,134
Ending balance	$11,560	$1,621	$7,185	$20,366

Allowance balance at end of period related to:
Loans individually evaluated for impairment	$4	$71	$1,571	$1,646
Loans collectively evaluated for impairment	11,556	1,550	5,614	18,720
Ending balance	$11,560	$1,621	$7,185	$20,366

Loan balances at end of period:
Loans individually evaluated for impairment	$7,645	$4,643	$1,880	$14,168
Loans collectively evaluated for impairment	827,045	130,913	248,894	1,206,852
Ending balance	$834,690	$135,556	$250,774	$1,221,020

Year Ended December 31, 2018
Allowance for loan losses:
Balance at beginning of year	$7,623	$1,409	$8,247	$17,279
Charge-offs	(356)	(9)	(7,836)	(8,201)
Recoveries	39	7	1,788	1,834
Provision	7,581	241	5,040	12,862
Ending balance	$14,887	$1,648	$7,239	$23,774

Allowance balance at end of year related to:
Loans individually evaluated for impairment	$5,204	$104	$1,518	$6,826
Loans collectively evaluated for impairment	9,683	1,544	5,721	16,948
Ending balance	$14,887	$1,648	$7,239	$23,774

Loan balances at end of year:
Loans individually evaluated for impairment	$18,328	$4,925	$1,746	$24,999
Loans collectively evaluated for impairment	826,060	135,323	252,182	1,213,565
Ending balance	$844,388	$140,248	$253,928	$1,238,564

Credit Quality

The following table provides a summary of the delinquency status of the Bank’s loans by portfolio type:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Non- Accrual	90 Days and Greater Still Accruing	Total Past Due	Current	Total Loans Outstanding
September 30, 2019
Commercial
Commercial & industrial	$1,673	$2,353	$3,253	$-	$7,279	$243,691	$250,970
Commercial mortgage	1,142	3,512	4,481	-	9,135	581,329	590,464
Commercial construction	-	-	-	-	-	65,200	65,200
Commercial agriculture	-	-	-	-	-	671	671
Total commercial	2,815	5,865	7,734	-	16,414	890,891	907,305

Consumer
Residential mortgage	5,426	4,258	792	77	10,553	115,048	125,601
Home equity	-	-	-	-	-	2,611	2,611
Automobile	865	207	-	49	1,121	21,805	22,926
Other consumer [1]	2,991	1,422	89	1,046	5,548	204,881	210,429
Total consumer	9,282	5,887	881	1,172	17,222	344,345	361,567
Total	$12,097	$11,752	$8,615	$1,172	$33,636	$1,235,236	$1,268,872

December 31, 2018
Commercial
Commercial & industrial	$310	$-	$14	$530	$854	$242,611	$243,465
Commercial mortgage	419	-	1,287	184	1,890	558,937	560,827
Commercial construction	300	-	-	-	300	39,108	39,408
Commercial agriculture	-	-	-	-	-	688	688
Total commercial	1,029	-	1,301	714	3,044	841,344	844,388

Consumer
Residential mortgage	4,565	3,847	1,805	12	10,229	128,694	138,923
Home equity	-	91	-	-	91	1,234	1,325
Automobile	1,095	290	-	135	1,520	25,166	26,686
Other consumer [1]	3,505	1,583	335	1,123	6,546	220,696	227,242
Total consumer	9,165	5,811	2,140	1,270	18,386	375,790	394,176
Total	$10,194	$5,811	$3,441	$1,984	$21,430	$1,217,134	$1,238,564

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

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

The following table provides information as of September 30, 2019, and December 31, 2018, with respect to loans on non-accrual status, by portfolio type:

	September 30, 2019	December 31, 2018
	(Dollars in thousands)
Non-accrual loans:
Commercial
Commercial & industrial	$12,341	$310
Commercial mortgage	9,727	6,909
Commercial construction	-	-
Commercial agriculture	-	-
Total commercial	22,068	7,219

Consumer
Residential mortgage	$4,026	$4,795
Home equity	-	91
Automobile	-	-
Other consumer [1]	207	278
Total consumer	4,233	5,164
Total non-accrual loans	$26,301	$12,383

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

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

The Bank classifies its loan portfolios using internal credit quality ratings, as discussed above under Allowance for Loan Losses. The following table provides a summary of loans by portfolio type and the Bank’s internal credit quality ratings as of September 30, 2019, and December 31, 2018:

	September 30, 2019	December 31, 2018	Increase (Decrease)
	(Dollars in thousands)
Pass:
Commercial & industrial	$213,162	$204,805	$8,357
Commercial mortgage	548,700	515,764	32,936
Commercial construction	65,200	39,408	25,792
Commercial agriculture	671	688	(17)
Residential mortgage	120,799	133,766	(12,967)
Home equity	2,611	1,235	1,376
Automobile	22,877	26,550	(3,673)
Other consumer	209,162	225,632	(16,470)
Total pass loans	$1,183,182	$1,147,848	$35,334

Special Mention:
Commercial & industrial	$3,565	$8,732	$(5,167)
Commercial mortgage	-	8,990	(8,990)
Commercial construction	-	-	-
Commercial agriculture	-	-	-
Residential mortgage	-	-	-
Home equity	-	-	-
Automobile	-	-	-
Other consumer	-	-	-
Total special mention loans	$3,565	$17,722	$(14,157)

Substandard:
Commercial & industrial	$22,508	$29,924	$(7,416)
Commercial mortgage	39,016	36,073	2,943
Commercial construction	-	-	-
Commercial agriculture	-	-	-
Residential mortgage	777	705	72
Home equity	-	-	-
Automobile	-	-	-
Other consumer	14	-	14
Total substandard loans	$62,315	$66,702	$(4,387)

Formula Classified:
Commercial & industrial	$-	$4	$(4)
Commercial mortgage	-	-	-
Commercial construction	-	-	-
Commercial agriculture	-	-	-
Residential mortgage	4,025	4,452	(427)
Home equity	-	91	(91)
Automobile	49	135	(86)
Other consumer	1,253	1,610	(357)
Total formula classified loans	$5,327	$6,292	$(965)

Doubtful:
Commercial & industrial	$11,735	$-	$11,735
Commercial mortgage	2,748	-	2,748
Commercial construction	-	-	-
Commercial agriculture	-	-	-
Residential mortgage	-	-	-
Home equity	-	-	-
Automobile	-	-	-
Other consumer	-	-	-
Total doubtful loans	$14,483	$-	$14,483
Total outstanding loans, gross	$1,268,872	$1,238,564	$30,308

As the above table indicates, the Bank’s total gross loans approximated $1.27 billion at September 30, 2019, up from $1.24 billion at December 31, 2018. The disaggregation of the portfolio by risk rating in the table reflects the following changes between December 31, 2018, and September 30, 2019:

•

Loans rated “pass” increased by $35.3 million, to $1.18 billion at September 30, 2019, from $1.15 billion at December 31, 2018. The increase is primarily attributed to increases in commercial mortgage loans by $32.9 million, commercial construction loans by $25.8 million, commercial & industrial loans by $8.4 million and home equity loans by $1.4 million. These increases were partially offset by decreases in residential mortgage loans by $13.0 million, other consumer loans by $16.5 million and automobile loans by $3.7 million. The increases in commercial mortgage loans and commercial & industrial loans were due to new loans. The increase in commercial construction loans of $25.8 million was due to additional disbursements of $24.6 million and new loans totaling $4.2 million. These increases were offset by one large loan payoff of $1.4 million and other loan payoffs totaling $199 thousand, and two commercial mortgage loan relationships totaling $1.0 million upgraded to “pass.” The increase in home equity loans was also due to new loans. The offsetting decrease in residential mortgage loans by $13.0 million was due to paydowns and payoffs, partially offset by new loans. Automobile loans decreased by $3.7 million due to paydowns, payoffs and charge-offs.

•

The “special mention” category decreased by $14.2 million, from $17.7 million to $3.6 million between December 31, 2018, and September 30, 2019. This is attributed to a decrease in commercial & industrial loans by $5.2 million, primarily as a result of one loan relationship totaling $4.4 million reclassified to “substandard”. In addition, three loan relationships totaling $448 thousand were reclassified to “pass,” and there were $2.5 million in payoffs and $125 thousand in paydowns. These were offset by two loan relationships downgraded from “pass” to “special mention” totaling $2.6 million. The decrease in commercial mortgage loans by $9.0 million was principally due to three loan relationships of $4.4 million being upgraded from “special mention” to “pass” and one loan payoff of $4.4 million.

•

Loans classified as “substandard” decreased by $4.4 million, to $62.3 million at September 30, 2019, from $66.7 million at December 31, 2018. The decrease was primarily the result of one commercial & industrial loan relationship of $9.5 million that was reclassified from “substandard” to “doubtful” and $1.8 million in pay downs. These were offset by downgrades of one loan relationship totaling $4.4 million reclassified to from “special mention” to “substandard” and one loan relationship of $198 thousand reclassified from “pass” to “substandard”. The increase in substandard commercial mortgage loans by $2.9 million is primarily due to additional disbursements from one loan totaling $2.7 million. In addition, one loan relationship totaling $1.2 million was downgraded from “pass.” These were offset by the upgrade of one loan of $353 thousand to “pass,” $574 thousand in pay downs and one loan payoff of $15 thousand.

•	The “formula classified” category decreased by $965 thousand, to $5.3 million at September 30, 2019, from $6.3 million at December 31, 2018.
•

The “doubtful” category increase in commercial & industrial loans was due to two loan relationships. One relationship totaling $9.5 million was reclassified from “substandard,” and the other loan relationship totaling $2.2 million was reclassified from a “pass” category. The $2.7 million increase in commercial mortgage loans was primarily due the reclassification of one loan relationship.

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

The following table sets forth information regarding non-accrual loans and restructured loans, at September 30, 2019, and December 31, 2018:

	September 30, 2019	December 31, 2018
	(Dollars in thousands)
Impaired loans:
Restructured loans:
Non-accruing restructured loans	$10,218	$5,653
Accruing restructured loans	15,632	254
Total restructured loans	25,850	5,907
Other impaired loans	17,279	19,092
Total impaired loans	$43,129	$24,999

Impaired loans less than 90 days delinquent and included in total impaired loans	$33,256	$19,287

The table below contains additional information with respect to impaired loans, by portfolio type, at September 30, 2019, and December 31, 2018:

	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
September 30, 2019, With no related allowance recorded:
Commercial & industrial	$27,779	$27,941	$14,309	$97
Commercial mortgage	9,626	9,683	7,196	-
Commercial construction	-	-	-	-
Commercial agriculture	-	-	-	-
Residential mortgage	27	27	20	-
Home equity	-	-	-	-
Automobile	-	-	-	-
Other consumer	-	-	-	-
Total impaired loans with no related allowance	$37,432	$37,651	$21,525	$97

September 30, 2019, With a related allowance recorded:
Commercial & industrial	$167	$167	$152	$2
Commercial mortgage	101	117	54	-
Commercial construction	-	-	-	-
Commercial agriculture	-	-	-	-
Residential mortgage	4,127	4,148	3,415	(29)
Home equity	-	-	-	-
Automobile	49	49	73	-
Other consumer	1,253	1,264	1,087	11
Total impaired loans with a related allowance	$5,697	$5,745	$4,781	$(16)

December 31, 2018, With no related allowance recorded:
Commercial & industrial	$11,110	$11,110	$3,206	$51
Commercial mortgage	7,016	7,026	6,759	4
Commercial construction	-	-	-	-
Commercial agriculture	-	-	-	-
Residential mortgage	27	27	27	-
Home equity	-	-	-	-
Automobile	-	-	-	-
Other consumer	-	-	-	-
Total impaired loans with no related allowance	$18,153	$18,163	$9,992	$55

December 31, 2018, With a related allowance recorded:
Commercial & industrial	$126	$300	$181	$-
Commercial mortgage	77	93	272	1
Commercial construction	-	-	-	-
Commercial agriculture	-	-	-	-
Residential mortgage	4,807	4,857	4,933	2
Home equity	91	91	24	-
Automobile	135	135	97	2
Other consumer	1,610	1,401	1,903	19
Total impaired loans with a related allowance	$6,846	$6,877	$7,410	$24

Troubled Debt Restructurings

In accordance with FASB’s Accounting Standards Update No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring” (ASU No. 2011-02), the Bank had $25.9 million of troubled debt restructurings (“TDRs”) as of September 30, 2019, up by $19.9 million from $5.9 million at December 31, 2018, primarily in commercial mortgage loans. The restructured loans recorded with the Bank have been modified for the purpose of alleviating temporary impairments to the borrower’s financial condition. The modifications that the Bank has extended to borrowers have come in the form of a change in the repayment terms. The workout plan between the borrower and the Bank is designed to provide a bridge for cash flow shortfalls in the near term. As the borrower works through the near-term issues, in most cases, the original contractual terms will be reinstated.

Additional information regarding performing and nonperforming TDRs at September 30, 2019, and December 31, 2018, is set forth in the following table:

					Outstanding Balance
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Principal Modifications	Post- Modification Outstanding Recorded Investment	September 30, 2019	December 31, 2018
Performing
Residential mortgage	1	$27	$-	$27	$27	$27
Commercial mortgage	5	16,074	-	16,074	15,605	226
Automobile	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total performing	6	$16,101	$-	$16,101	$15,632	$253
Nonperforming
Residential mortgage	-	$-	$-	$-	$-	$-
Commercial mortgage	21	15,319	-	15,346	10,218	5,654
Automobile	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total nonperforming	21	$15,319	$-	$15,346	$10,218	$5,654
Total Troubled Debt Restructurings (TDRs)	27	$31,420	$-	$31,447	$25,850	$5,907

Principal modification includes principal forgiveness at the time of modification, contingent principal forgiveness granted over the life of the loan based on borrower performance, and principal that has been legally separated and deferred to the end of the loan, with zero percent contractual interest rate.

During the three months ended September 30, 2019, one loan relationship totaling $15.4 million was modified as a troubled debt restructuring. During the three months ended September 30, 2018, no loans were modified as troubled debt restructurings.

There were no defaults on troubled debt restructurings following the modification during the nine months ended September 30, 2019 and 2018.

The Bank has two significant borrowing relationships in bankruptcy.  The Bank has calculated a specific reserve within the allowance for each borrowing relationship in bankruptcy in the amounts of $5.2 million and $1.9 million, respectively, and the Bank’s management believes that at September 30, 2019, there is sufficient coverage to protect the Bank’s exposure to both relationships.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). As of September 30, 2019, and December 31, 2018, the Bank met all capital adequacy requirements to which it is subject.

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

As of September 30, 2019, the Bank’s capital ratios each exceeded the Federal Deposit Insurance Corporation’s well capitalized standards under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Company’s actual capital amounts and ratios as of September 30, 2019, and December 31, 2018, are presented in the table below.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2019:
Total capital (to Risk Weighted Assets)	$193,503	14.771%	$104,805	8.000%	$131,006	10.000%
Tier 1 capital (to Risk Weighted Assets)	$161,985	12.365%	$78,604	6.000%	$104,805	8.000%
Tier 1 capital (to Average Assets)	$161,985	8.251%	$78,527	4.000%	$98,159	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$152,203	11.618%	$58,953	4.500%	$85,154	6.500%

At December 31, 2018:
Total capital (to Risk Weighted Assets)	$167,732	13.662%	$98,219	8.000%	$122,774	10.000%
Tier 1 capital (to Risk Weighted Assets)	$152,281	12.403%	$73,664	6.000%	$98,219	8.000%
Tier 1 capital (to Average Assets)	$152,281	7.991%	$76,229	4.000%	$95,287	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$142,498	11.607%	$55,248	4.500%	$79,803	6.500%

Stock Purchase Plan

Under the Bank’s 2011 Employee Stock Purchase Plan, eligible employees can purchase, through payroll deductions, shares of common stock at a discount. The right to purchase stocks is granted to eligible employees during a quarterly offer period that is established from time to time by the Board of Directors of the Company. Eligible employees cannot accrue the right to purchase more than $25 thousand worth of stock at the fair market value at the beginning of each offer period. Eligible employees also may not purchase more than one thousand five hundred (1,500) shares of stock in any one offer period. The shares are purchased at 85% of the fair market price of the stock on the enrollment date. The Plan was suspended on April 4, 2018, due to the delayed filing of our 2017 report on Form 10-K, and was resumed when our filings with the Securities and Exchange Commission were completed within the specified filing period at August 13, 2018.

Non-Cumulative Perpetual Preferred Stock

At September 30, 2019, the Company had outstanding 9,800 shares of its non-voting Series A Non-Cumulative Perpetual Preferred Stock (the “Series A Preferred Stock”). The shares of Series A Preferred Stock have an initial fixed yield of 5.5% per annum, but the yield becomes floating at June 30, 2021, after which the annual yield will be the three-month LIBOR rate plus 4.825%. The Series A Preferred Stock carries a liquidation preference of $1 thousand per share.

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

A summary of financial instruments with off-balance-sheet risk at September 30, 2019, and December 31, 2018, is as follows:

	September 30, 2019	December 31, 2018
Commitments to extend credit	$156,532	$163,802

Letters of credit:
Standby letters of credit	$56,575	$55,418
Commercial letters of credit	2,456	3,070
Total	$59,031	$58,488

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

The Bank considers its standby and other letters of credit to be payment guarantees. At September 30, 2019, the maximum undiscounted future payments that the Bank could be required to make for all outstanding letters of credit were $59.0 million. All of these arrangements mature within one year. The Bank has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized; however, several are unsecured. The Bank had recorded $35 thousand in reserve liabilities associated with these guarantees at September 30, 2019.

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

A valuation allowance of $2.0 million has been provided at September 30, 2019, and December 31, 2018, to reduce the deferred tax asset because, in management’s opinion, it is more likely than not that less than the entire amount will be realized. The portion of the deferred tax asset with valuation allowance is attributable to a cumulative net operating loss carry forward from the Bank’s CNMI operations, which losses management anticipates will continue. The charge from the net operating loss has already been realized in the accompanying condensed consolidated statements of income as a result of the Guam income tax code.

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

Financial assets measured at fair value on a recurring basis as of September 30, 2019, and December 31, 2018, are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At September 30, 2019
U.S. treasury notes and bonds	$54,862	$-	$-	$54,862
U.S. government agency and government sponsored enterprise (GSE) debt securities	-	40,489	-	40,489
U.S. government agency pool securities	-	185,696	-	185,696
U.S. government agency or GSE	-	72,912	-	72,912
Total fair value of securities	54,862	299,097	-	353,959
Other assets:
MSRs	-	-	1,729	1,729
Total fair value	$54,862	$299,097	$1,729	$355,688

At December 31, 2018
U.S. treasury notes and bonds	$54,160	$-	$-	$54,160
U.S. government agency and government sponsored enterprise (GSE) debt securities	-	44,750	-	44,750
U.S. government agency pool securities	-	211,372	-	211,372
U.S. government agency or GSE	-	70,760	-	70,760
Total fair value of securities	54,160	326,882	-	381,042
Other assets:
MSRs	-	-	1,778	1,778
Total fair value	$54,160	$326,882	$1,778	$382,820

There were no liabilities measured at fair value on a recurring basis as of September 30, 2019, and December 31, 2018.

During the nine months ended September 30, 2019 and 2018, the changes in Level 3 assets measured at fair value on a recurring basis are as follows:

	Nine Months Ended September 30,
	2019	2018
Beginning balance	$1,778	$1,903
Realized and unrealized net gains:
Included in net income	(49)	(65)
Included in other comprehensive income	-	-
Purchases, issuance and settlements
Purchases	-	-
Issuances	-	-
Settlements	-	-
Ending balance	$1,729	$1,838

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

The following table presents quantitative information about the valuation technique and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring basis:

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average Rate
September 30, 2019
Financial instrument:
MSRs	$1,729	Discounted Cash Flow	Discount Rate	8.39% - 9.12%	8.50%
			Weighted Average Prepayment Rate (Public Securities Association)	125%
December 31, 2018
Financial instrument:
MSRs	$1,778	Discounted Cash Flow	Discount Rate	8.39% - 9.12%	8.50%
			Weighted Average Prepayment Rate (Public Securities Association)	125%

There were no transfers into or out of the Bank’s Level 3 financial instruments for the periods ended September 30, 2019 and December 31, 2018.

Nonrecurring Fair Value Measurements

Under certain circumstances, the Bank makes adjustments to fair value for assets and liabilities even though they are not measured at fair value on an ongoing basis. The following table presents the financial instruments carried on the condensed consolidated statements of financial condition by caption and by level in the fair value hierarchy at September 30, 2019, and December 31, 2018, for which a nonrecurring change in fair value has been recorded:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2019
Financial assets:
Loans, net
Impaired loans	$-	$-	$-	$-

Other assets
Other real estate owned	$-	$-	$63	$63

December 31, 2018
Financial assets:
Loans, net
Impaired loans	$-	$-	$-	$-

Other assets
Other real estate owned	$-	$-	$1,543	$1,543

The fair value of loans subject to write downs is estimated using the appraised value of the underlying collateral, discounted as necessary due to management’s estimates of changes in economic conditions.

Additionally, the Bank also makes adjustments to nonfinancial assets and liabilities even though they are not measured at fair value on an ongoing basis. With the exception of other real estate owned, the Bank does not have nonfinancial assets or liabilities for which a nonrecurring change in fair value has been recorded during the periods ended September 30, 2019, and December 31, 2018.

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

If quoted market prices are not available, the Bank estimates fair values using pricing models and discounted cash flows that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, and credit spreads. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include U.S. GSE obligations, U.S. government agency pool securities, and other securities. Mortgage-backed securities are included in Level 2 if observable inputs are available. In certain cases where there is limited activity or less transparency around inputs to the valuation, the Bank would classify those securities in Level 3. At September 30, 2019, and December 31, 2018, the Bank did not have any Level 3 investment securities.

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

Fair Value of Other Financial Instruments

The estimated fair values of the Bank’s financial instruments, excluding those assets recorded at fair value on a recurring basis on the Bank’s condensed consolidated statements of financial condition, are as follows:

		Estimated fair value
	Carrying Amount	Level 1	Level 2	Level 3
	(Dollars in thousands)
September 30, 2019
Financial assets:
Cash and cash equivalents	$189,409	$189,409	$-	$-
Restricted cash	400	400	-	-
Federal Home Loan Bank stock	2,267	-	2,267	-
Investment securities held-to-maturity	56,678	-	56,875	-
Loans, net	1,238,465	-	-	1,241,985
Total	$1,487,219	$189,809	$59,142	$1,241,985

Financial liabilities:
Deposits	1,729,668	-	-	1,738,147
Total	$1,729,668	$-	$-	$1,738,147

December 31, 2018
Financial assets:
Cash and cash equivalents	$155,095	$155,095	$-	$-
Restricted cash	400	400	-	-
Federal Home Loan Bank stock	2,356	-	2,356	-
Investment securities held-to-maturity	68,088	-	67,477	-
Loans, net	1,212,141	-	-	1,212,289
Total	$1,438,080	$155,495	$69,833	$1,212,289

Financial liabilities:
Deposits	$1,728,823	$-	$-	$1,731,830
Total	$1,728,823	$-	$-	$1,731,830

Note 11 – Comprehensive Income

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	September 30, 2019	December 31, 2018
Net unrealized loss on available-for-sale securities	$(1,280)	$(5,838)
Amounts reclassified from AOCI for (gain) loss on sale of investment securities available-for-sale included in net income	(347)	593
Tax effect	342	1,102
Unrealized holding loss on available-for-sale securities, net of tax	(1,285)	(4,143)
Gross unrealized holding loss on held-to-maturity securities	(625)	(1,186)
Amortization of unrealized holding loss on held-to-maturity during the period	262	561
Unrealized holding loss on held-to-maturity securities	(363)	(625)
Accumulated other comprehensive income	$(1,648)	$(4,768)

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

The Bank leases certain facilities from two separate entities in which two of its directors have separate ownership interests. Lease payments made to these entities during the nine months ended September 30, 2019 and 2018, approximated $235 thousand and $233 thousand, respectively. During the three months ended September 30, 2019 and 2018, lease payments made to these entities approximated $89 thousand and $58 thousand, respectively.

Additionally, the Bank leases office space to third parties, with original lease terms ranging from 1 to 3 years with option periods ranging up to 12 years. At September 30, 2019, minimum future rents to be received under non-cancelable operating sublease agreements were $11 thousand and $34 thousand for the periods ending December 31, 2019 and 2020, respectively.

The cash flow from operating leases included in the measurement of lease liabilities during the nine months ended September 30, 2019, was $2.4 million.

The following table summarizes the lease-related assets and liabilities recorded in our unaudited condensed consolidated statements of financial condition at September 30, 2019:

September 30, 2019
Assets
Operating lease right-of-use assets	$30,322
Total lease assets	$30,322

Liabilities
Current
Operating	$2,326
Noncurrent
Operating	28,249
Total lease liabilities	$30,575

The operating lease cost, including short-term lease and variable lease costs, were $920 thousand and $2.7 million during the three and nine months ended September 30, 2019, respectively. Short term leases were $8 thousand and $23 thousand for the three and nine months ended September 30, 2019, respectively. Short term leases include one lease that is less than 12 months.

The following table provides the maturities of lease liabilities at September 30, 2019:

	Operating Leases (a)	Finance Leases	Total
2020	$3,403	$-	$3,403
2021	3,336	-	3,336
2022	2,766	-	2,766
2023	2,525	-	2,525
2024	2,351	-	2,351
After 2024	40,648	-	40,648
Total lease payments	$55,029	$-	$55,029
Less: Interest (b)	24,454	-	24,454
Present value of lease liabilities (c)	$30,575	$-	$30,575

Note: For leases commencing prior to 2019, minimum lease payments exclude payments to landlords for real estate taxes and common area maintenance.

(a)	Operating lease payments include $23.5 million related to options to extend lease terms that are reasonably certain of being exercised.
(b)	Calculated using the incremental borrowing rate based on the lease term for each lease.
(c)	Includes the current portion of $2.3 million for operating leases.

The following table provides the weighted-average lease term and discount rate at September 30, 2019:

September 30, 2019
Weighted-average remaining lease term (years)
Operating leases	24.0
Weighted-average discount rate
Operating leases	4.06%

Note 13 – Revenue Recognition

On January 1, 2018, the Company adopted ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASC 606”) and all subsequent ASUs that modified ASC 606. The Company’s revenue is primarily comprised of net interest income on financial assets less interest paid on financial liabilities, which are excluded from the scope of ASU No. 2014-09. The Company evaluated its various revenue streams and determined that service charges on deposit accounts and online fees are within the scope of ASC 606. The fees charged from service charges on deposit accounts are based on services provided or transactions performed, and the online fees associated with business accounts are billed at the end of each month or upon occurrence. Neither revenue stream results in a difference from historic revenue recognition practices. The revenue earned from these services and its percentage of total revenue for the nine months ended September 30, 2019, were $3.4 million and 4.2% for service charges on deposit accounts, and $660 thousand and 0.8% for online fees, respectively. The revenue earned from these services and its percentage of total revenue for the nine months ended September 30, 2018, are $3.7 million and 4.7% for service charges on deposit accounts, and $610 thousand and 0.8% for online fees, respectively. The Company has determined that the result of applying this ASU to the revenue streams affected has not been material to the Company’s consolidated financial statements.

The revenue earned from these services and its percentage of total revenue for the three months ended September 30, 2019, were $1.2 million and 4.1% for service charges on deposit accounts, and $224 thousand and 0.8% for online fees, respectively. The revenue earned from these services and its percentage of total revenue for the three months ended September 30, 2018, are $1.2 million and 4.6% for service charges on deposit accounts, and $211 thousand and 0.8% for online fees, respectively. The Company has determined that the result of applying this ASU to the revenue streams affected has not been material to the Company’s consolidated financial statements.

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

In May 2016, the Company entered into a Stock Purchase Agreement to acquire 25% of ASC Trust Corporation, a Guam trust company. In July 2016, subsequent to the approval of the Federal Reserve Bank of San Francisco in June 2016, the purchase was executed. As stated in Note 4 – Investment Securities, and with the approval of the Federal Reserve Bank of San Francisco, an additional 20% of ASC Trust LLC, formerly ASC Trust Corporation, was purchased by the Company in July 2019. The Agreement, as amended to date, provides for the acquisition of an additional 25% of the stock of ASC Trust LLC in April 2021, subject to regulatory approval. The Agreement contains customary warranties, representations and indemnification provisions.

Other than holding the shares of the Bank, BGIS and ASC Trust LLC, the Company conducts no significant activities, although it is authorized, with the prior approval of its principal regulator, the Board of Governors of the Federal Reserve System, to engage in a variety of activities related to the business of banking. Currently, substantially all of the Company’s operations are conducted and substantially all of its assets are owned by the Bank, which accounts for substantially all of our consolidated revenues, expenses and operating income. The Bank’s headquarters is located in Hagåtña, Guam, and the Bank provides a variety of financial services to individuals, businesses and government entities through its branch network. The Bank’s primary deposit products are demand deposits, savings and time certificates of deposit, and its primary lending products are consumer, commercial and real estate loans. The Bank also provides many other financial services to its customers. BGIS is a registered investment company, primarily involved in providing investment advisory services and trading securities for its customers. ASC Trust LLC is primarily involved in administering 401(k) retirement plans and other employee benefit programs for its customers.

Summary of Operating Results

The following table provides unaudited comparative information with respect to our results of operations for the three and nine months ended September 30, 2019 and 2018, respectively:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019 Amount	2018 Amount	% Change	2019 Amount	2018 Amount	% Change
Interest income	$23,280	22,574	3.1%	$70,451	$67,189	4.9%
Interest expense	750	516	45.3%	1,765	1,605	10.0%
Net interest income, before provision for loan losses	22,530	22,058	2.1%	68,686	65,584	4.7%
Provision for loan losses	1,919	3,134	-38.8%	7,869	7,972	-1.3%
Net interest income, after provision for loan losses	20,611	18,924	8.9%	60,817	57,612	5.6%
Non-interest income	4,871	3,749	29.9%	12,344	11,008	12.1%
Non-interest expense	19,068	18,700	2.0%	57,607	55,223	4.3%
Income before income taxes	6,414	3,973	61.4%	15,554	13,397	16.1%
Income tax expense	1,367	699	95.6%	3,245	2,597	25.0%
Net income	$5,047	$3,274	54.2%	$12,309	$10,800	14.0%

Earnings per common share
Basic	$0.51	$0.33		$1.23	$1.08
Diluted	$0.51	$0.33		$1.23	$1.08

As the above table indicates, our net income increased in the three months ended September 30, 2019, and the nine months ended September 30, 2019, as compared to the corresponding periods in 2018. In the three months ended September 30, 2019, we recorded net income after taxes of $5.0 million, an increase of $1.8 million (or 54.2%) as compared to the same period in 2018. The primary reasons for the increase were increases of $1.1 million in non-interest income and $472 thousand in net interest income, and a reduction of $1.2 million in provision for loan losses, partially offset by an increase in non-interest expense of $368 thousand.

In the nine months ended September 30, 2019, we recorded $12.3 million in net income, an increase of $1.5 million (or 14.0%) from $10.8 million during the same period in 2018. The primary reasons for the increase were increases of $3.1 million in net interest income and $1.3 million in non-interest income, partially offset by increases in both non-interest expense of $2.4 million and income tax expense of $648 thousand.

The following table shows the increase in our net interest margin in the three and nine months ended September 30, 2019, but it also indicates the impact that the increase in our net income had on our annualized returns on average assets and average equity. Our return on average equity increased by 3.67% during the three months ended September 30, 2019, as compared to the corresponding period in 2018, and our return on average assets increased by 34 basis points:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net interest margin	4.89%	4.88%	4.98%	4.73%
Return on average assets	1.03%	0.69%	1.26%	1.12%
Return on average equity	12.63%	8.96%	15.84%	15.01%

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

The following table sets forth our interest income, interest expense and net interest income, and our annualized net interest margin for the three and nine months ended September 30, 2019 and 2018, respectively:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
Interest income	$23,280	$22,574	3.13%	$70,451	$67,189	4.85%
Interest expense	750	516	45.35%	1,765	1,605	9.97%
Net interest income	$22,530	$22,058	2.14%	$68,686	$65,584	4.73%

Net interest margin	4.89%	4.88%	0.01%	4.98%	4.73%	0.25%

Net interest income increased by 2.1% and 4.7%, respectively, for the three and nine months ended September 30, 2019, as compared to the corresponding periods in 2018.

For the three and nine months ended September 30, 2019, net interest income rose by $472 thousand and $3.1 million, respectively, as compared to the same periods in 2018. Total interest income increased by $706 thousand during the three months ended September 30, 2019, compared to the same period in 2018, primarily from a $213 thousand increase in earnings on deposits with banks and a $281 thousand increase in interest earned on our short term investments, supplemented by a $212 thousand increase in our loan interest earnings during the three months ended September 30, 2019, compared to the previous year. The growth in our net interest margin was the result of an increase of 0.06% in the yield on our average earning assets. Total interest income increased by $3.3 million in the nine months ended September 30, 2019, compared to the previous year because of increases of $2.0 million in loan interest earnings, $969 thousand in earnings on deposits with banks and $326 thousand on investment securities as compared to the corresponding period of 2018.

Average Balances

Distribution, Rate and Yield

The following table sets forth information regarding our average balance sheet, annualized yields on interest-earning assets and interest rates on interest-bearing liabilities, the interest rate spread and the interest rate margin for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019			2018
	Average Balance	Interest Earned/Paid	Average Yield/Rate	Average Balance	Interest Earned/Paid	Average Yield/Rate
Interest earning assets:
Short term investments[1]	$125,259	$567	1.81%	$121,506	$354	1.17%
Investment Securities²	454,545	2,551	2.24%	461,147	2,270	1.97%
Loans³	1,262,879	20,162	6.39%	1,226,073	19,950	6.51%
Total earning assets	1,842,683	23,280	5.05%	1,808,726	22,574	4.99%
Noninterest earning assets	112,040			91,113
Total assets	$1,954,723			$1,899,839
Interest-bearing liabilities:
Interest-bearing checking accounts	$255,784	$77	0.12%	$233,310	$68	0.12%
Savings accounts	905,897	403	0.18%	907,437	418	0.18%
Certificates of deposit	29,595	26	0.35%	31,930	30	0.38%
Subordinated debt	14,742	244	6.62%	-	-	0.00%
Total interest-bearing liabilities	1,206,018	750	0.25%	1,172,677	516	0.18%
Non-interest bearing liabilities	588,880			580,979
Total liabilities	1,794,898			1,753,656
Stockholders’ equity	159,825			146,183
Total liabilities and stockholders’ equity	$1,954,723			$1,899,839

Net interest income		$22,530			$22,058

Interest rate spread			4.80%			4.82%
Net interest margin			4.89%			4.88%

	Nine Months Ended September 30,
	2019			2018
	Average Balance	Interest Earned/Paid	Average Yield/Rate	Average Balance	Interest Earned/Paid	Average Yield/Rate
Interest earning assets:
Short term investments[1]	$122,959	$1,695	1.84%	$85,698	$726	1.13%
Investment securities²	450,376	7,581	2.24%	518,983	7,255	1.86%
Loans³	1,263,819	61,175	6.45%	1,243,138	59,208	6.35%
Total earning assets	1,837,154	70,451	5.11%	1,847,819	67,189	4.85%
Noninterest earning assets	109,366			87,226
Total assets	$1,946,520			$1,935,045
Interest-bearing liabilities:
Interest-bearing checking accounts	$262,665	$235	0.12%	$266,393	$241	0.12%
Savings accounts	899,174	1,195	0.18%	934,015	1,265	0.18%
Certificates of deposit	30,271	81	0.36%	33,206	88	0.35%
Subordinated debt	6,552	254	5.17%	-	11	0.00%
Total interest-bearing liabilities	1,198,662	1,765	0.20%	1,233,614	1,605	0.17%
Non-interest bearing liabilities	592,399			557,559
Total liabilities	1,791,061			1,791,173
Stockholders’ equity	155,459			143,872
Total liabilities and stockholders’ equity	$1,946,520			$1,935,045

Net interest income		$68,686			$65,584

Interest rate spread			4.92%			4.67%
Net interest margin			4.98%			4.73%

[1]	Short term investments consist of interest-bearing deposits that we maintain with other financial institutions.

[2]	Includes all investment securities in the Available-for-Sale and the Held-to-Maturity classifications.
[3]

Loans include the average balance of non-accrual loans. Loan interest income includes loan fees of $660 thousand and $2.0 million in the three and nine months ended September 30, 2019, and $571 thousand and $1.7 million during the three and nine months ended September 30, 2018, respectively.

For the three and nine months ended September 30, 2019, our total average earning assets increased by $34.0 million and decreased by $10.7 million, respectively, as compared to the same periods in 2018. The increase during the three months ended September 30, 2019, compared to the same period in 2018, is attributed to the $36.8 million increase in our average loan portfolio, and a $3.8 million increase in average short term investments, only partially offset by the $6.6 million decrease in our average investment securities. Average noninterest earning assets increased by $20.9 million. In the three and nine months ended September 30, 2019, average total interest-bearing liabilities increased by $33.3 million and decreased by $35.0 million, respectively, in comparison to the same periods in 2018. In the three months ended September 30, 2019, the increase was comprised of the $22.5 million increase in average interest-bearing checking accounts, and a $14.7 million increase in average subordinated debt, offset by the $2.3 million decrease in average certificates of deposit and the $1.5 million decrease in average savings accounts. The overall increase in average interest-bearing liabilities resulted from an increase in our deposit base, primarily in commercial checking accounts. The partially offsetting increase of $7.9 million in average non-interest bearing liabilities during the three months ended September 30, 2019, compared to the same period in 2018, primarily in traditional checking accounts, moderated an overall increase of $41.2 million in average total liabilities. During the three and nine months ended September 30, 2019, average stockholders’ equity increased by $13.6 million (9.3%) and $11.6 million (8.1%), respectively, in comparison to the year-earlier periods.

Our interest rate spread decreased by 2 basis points (0.02%), and our net interest margin increased by 1 basis point (0.01%) in the three months ended September 30, 2019, as compared to the same period in 2018. During the three months ended September 30, 2019, the increase in our interest rate spread is attributed to the 6 basis point (0.06%) increase in the average yield on our interest earning assets, from 4.99% to 5.05%, while the average rate on our interest-bearing liabilities increased by 7 basis points from 0.18% to 0.25%.

Our interest rate spread and our net interest margin increased by 24 basis points (0.24%), and 25 basis points (0.25%), respectively, in the nine months ended September 30, 2019, as compared to the same period in 2018. During the nine months ended September 30, 2019, the increase in our interest rate spread is attributed to the 26 basis point (0.26%) increase in the average yield on our interest earning assets, from 4.85% to 5.11%, coupled with the increase in the average rate on our interest-bearing liabilities by 3 basis points, from 0.17% to 0.20%. The increase in our net interest margin resulted from the 4.7% increase in our net interest income combined with the 0.58% decrease in our average total interest-earning assets.

The following table provides information regarding the changes in interest income and interest expense, attributable to changes in rates and changes in volumes, that contributed to the total change in net interest income for the three and nine months ended September 30, 2019, in comparison to the three and nine months ended September 30, 2018:

	Three Months Ended September 30, 2019 vs. 2018
	(In thousands)
	Net Change in	Attributable to:
	Interest Income/Expense	Change in Rate	Change in Volume
Interest income:
Short term investments	$213	$784	$(571)
Investment securities	281	1,272	(991)
Loans	212	(1,502)	1,714
Total interest income	$706	$554	$152

Interest expense:
Interest-bearing checking accounts	$9	$9	$-
Savings accounts	(15)	(57)	42
Certificates of deposit	(4)	(8)	4
Other borrowings	244	-	244
Total interest expense	$234	$(56)	$290

Net interest income	$472	$610	$(138)

	Nine Months Ended September 30, 2019 vs. 2018
	(In thousands)
	Net Change in	Attributable to:
	Interest Income/Expense	Change in Rate	Change in Volume
Interest income:
Short term investments	$969	$607	$362
Investment securities	326	1,974	(1,648)
Loans	1,967	1,288	679
Total interest income	$3,262	$3,869	$(607)

Interest expense:
Interest-bearing checking accounts	$(6)	$(4)	$(2)
Savings accounts	(70)	(32)	(38)
Certificates of deposit	(7)	1	(8)
Other borrowings	243	-	243
Total interest expense	$160	$(35)	$195

Net interest income	$3,102	$3,904	$(802)

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

If management determines that it is necessary to increase the allowance for loan losses, a provision for loan losses is recorded. For the three months ended September 30, 2019, the Bank’s provision for loan losses was $1.9 million, which was $1.2 million lower than the corresponding period of 2018. For the nine months ended September 30, 2019, the Bank’s provision for loan losses was $7.9 million, which was approximately the same as during the corresponding period of 2018.

Management believes that the provision recorded was sufficient to offset the incremental risk of loss inherent in the gross loan portfolio of $1.27 billion at September 30, 2019, an increase of $30.3 million from December 31, 2018. The allowance for loan losses at September 30, 2019, stood at $27.9 million or 2.20% of total gross loans outstanding as of the balance sheet date, an increase of $4.1 million from December 31, 2018. We recorded net loan charge-offs of $1.2 million and $3.8 million, respectively, for the three and nine months ended September 30, 2019. See “Analysis of Allowance for Loan Losses” in the Financial Condition Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for more detailed information.

Non-Interest Income

The table below represents the major components of non-interest income and the changes therein for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019 Amount	2018 Amount	Amount Change	Percent Change	2019 Amount	2018 Amount	Amount Change	Percent Change
Non-interest income
Service charges and fees	$1,744	$1,567	$177	11.3%	$4,986	$5,005	$(19)	-0.4%
Gain (loss) on sale of investment securities	347	(181)	528	-291.7%	347	(593)	940	-158.5%
Income from merchant services	606	611	(5)	-0.8%	1,812	1,788	24	1.3%
Income from cardholders, net	433	68	365	536.8%	473	247	226	91.5%
Trustee fees	715	787	(72)	-9.1%	1,957	1,866	91	4.9%
Other income	1,026	897	129	14.4%	2,769	2,695	74	2.7%
Total non-interest income	$4,871	$3,749	$1,122	29.9%	$12,344	$11,008	$1,336	12.1%

For the three months ended September 30, 2019, non-interest income totaled $4.9 million, which was $1.1 million higher as compared to the three months ended September 30, 2018. The change during the three months ended September 30, 2019, is primarily attributed to increases in income from a gain on the sale of investment securities, cardholder income and service charges and fees, partially offset by a reduction in trustee fees.

For the nine months ended September 30, 2019, non-interest income totaled $12.3 million, which was an increase of $1.3 million (12.1%) as compared to the nine months ended September 30, 2018. The growth during the nine months ended September 30, 2019, is primarily attributed to the gain on the sale of investment securities and an increase in cardholder income.

Non-interest Expense

The table below represents the major components of non-interest expense and the changes for the nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019 Amount	2018 Amount	Amount Change	Percent Change	2019 Amount	2018 Amount	Amount Change	Percent Change
Non-interest expense:
Salaries and employee benefits	$9,315	$8,977	$338	3.8%	$27,251	$27,033	$218	0.8%
Occupancy	2,294	1,825	469	25.7%	6,292	5,435	857	15.8%
Equipment and depreciation	3,006	2,628	378	14.4%	8,562	7,485	1,077	14.4%
Insurance	478	442	36	8.1%	1,407	1,296	111	8.6%
Telecommunications	341	491	(150)	-30.5%	1,038	1,471	(433)	-29.4%
FDIC insurance assessment	-	348	(348)	-100.0%	706	1,056	(350)	-33.1%
Professional services	488	709	(221)	-31.2%	1,860	2,237	(377)	-16.9%
Contract services	523	432	91	21.1%	1,515	1,266	249	19.7%
Other real estate owned	63	196	(133)	-67.9%	1,235	238	997	418.9%
Stationery and supplies	168	243	(75)	-30.9%	581	622	(41)	-6.6%
Training and education	268	276	(8)	-2.9%	799	816	(17)	-2.1%
General, administrative and other	2,124	2,133	(9)	-0.4%	6,361	6,268	93	1.5%
Total non-interest expense	$19,068	$18,700	$368	2.0%	$57,607	$55,223	$2,384	4.3%

For the three months ended September 30, 2019, non-interest expense totaled $19.1 million, which was an increase of $368 thousand (2.0%) as compared to the same period in 2018. The increase is primarily attributed to the $469 thousand increase in occupancy expense, the $378 thousand increase in equipment and depreciation expense and the $338 thousand increase in our salaries and employee benefits expense. The increase in occupancy expense is primarily due to the increase in lease expenses by $460 thousand primarily due to the reclassification of the lease component of certain telecommunications cables upon our adoption of ASU 2016-02, “Leases (Topic 842)”, at January 1, 2019, the increase in equipment and depreciation expense resulted primarily from increases in computer equipment and software expenses of $263 thousand and the increase in salaries and benefits is due to the annual merit increases. These increases were partially offset by a decrease in the FDIC insurance assessment that resulted primarily due to receipt of an assessment credit from FDIC during the quarter, and a decrease in professional services, among other factors.

For the nine months ended September 30, 2019, non-interest expense totaled $57.6 million, which represented an increase of $2.4 million (4.3%) as compared to the same period in 2018. The increase is primarily attributed to the $1.1 million increase in equipment and depreciation expense, $1.0 million increase in our expense related to other real estate owned and the $857 thousand increase in occupancy expense. The largest offsets were a reduction of $433 thousand in telecommunications expense, $377 in professional services expense and $350 thousand in the FDIC insurance assessment. The increase in equipment and depreciation expense resulted primarily from increases in computer equipment and software expenses of $1.0 million. The increase in other real estate owned expense is primarily due to the charge off of two foreclosed properties, both in California, in order to meet regulatory requirements. The increase in occupancy expense was primarily due to the reclassification of the lease component of certain telecommunications cables upon our adoption of ASU 2016-02, “Leases (Topic 842)”, at January 1, 2019.

Income Tax Expense

For the three and nine months ended September 30, 2019, the Bank recorded income tax expenses of $1.4 million, and $3.2 million, respectively. These expenses were $668 thousand, and $648 thousand higher, respectively, than the income tax expense recorded for the corresponding periods in 2018.

Financial Condition

Assets

As of September 30, 2019, total assets were $1.95 billion, an increase of 3.2% from the $1.89 billion at December 31, 2018. This $60.0 million increase was comprised of the $38.3 million increase in interest bearing deposits in banks, $32.0 million increase in other assets and the $26.3 million growth in our net loan portfolio and a $4.1 million increase in our investment in unconsolidated subsidiary, supplemented by the $1.7 million increase in net premises and equipment, but partially offset by the reduction of $38.5 million in our net investment securities portfolio and the $4.0 million decrease in our cash and due from banks. As our net loans increased slower than our total assets, the proportion of net loans to total assets decreased from 64.1% at December 31, 2018 to 63.5% at September 30, 2019. The growth in assets was associated with the $31.6 million increase in other liabilities, net proceeds of $14.7 million from the issuance of subordinated debt, a $9.5 million increase in retained earnings and the $3.1 million improvement in accumulated other comprehensive loss.

Interest-Earning Assets

The following table sets forth the composition of our interest-earning assets at September 30, 2019, as compared to December 31, 2018:

	September 30, 2019	December 31, 2018	Variance
Interest-earning deposits with financial institutions (including restricted cash)	$160,497	$122,216	$38,281
Federal Home Loan Bank stock, at cost	2,267	2,356	(89)
Investment securities available-for-sale	353,959	381,042	(27,083)
Investment securities held-to-maturity	56,678	68,088	(11,410)
Loans, gross	1,268,872	1,238,564	30,308
Total interest-earning assets	$1,842,273	$1,812,266	$30,007

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

A summary of the balances of loans at September 30, 2019, and December 31, 2018, follows:

	September 30, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
Commercial
Commercial & industrial	$250,970	19.8%	$243,465	19.6%
Commercial mortgage	590,464	46.5%	560,827	45.3%
Commercial construction	65,200	5.1%	39,408	3.2%
Commercial agriculture	671	0.1%	688	0.1%
Total commercial	907,305	71.5%	844,388	68.2%
Consumer
Residential mortgage	125,601	9.9%	138,923	11.2%
Home equity	2,611	0.2%	1,325	0.1%
Automobile	22,926	1.8%	26,686	2.2%
Other consumer loans[1]	210,429	16.6%	227,242	18.3%
Total consumer	361,567	28.5%	394,176	31.8%
Gross loans	1,268,872	100.0%	1,238,564	100.0%
Deferred loan (fees) costs, net	(2,555)		(2,649)
Allowance for loan losses	(27,852)		(23,774)
Loans, net	$1,238,465		$1,212,141

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

At September 30, 2019, total gross loans increased by $30.3 million, to $1.27 billion, from $1.24 billion at December 31, 2018. The increase in loans was largely attributed to a $62.9 million increase in total commercial loans, to $907.3 million at September 30, 2019, from $844.4 million at December 31, 2018. The underlying increases were comprised of commercial mortgage loans rising by $29.6 million, along with increases in commercial construction loans by $25.8 million and commercial & industrial loans by $7.5 million. The increase in total commercial loans was partially offset by a $32.6 million decrease in total consumer loans, to $361.6 million at September 30, 2019, from $394.2 million at December 31, 2018. The decreases were in other consumer loans by $16.8 million, residential mortgage loans by $13.3 million and automobile loans by $3.8 million. These were partially offset by the increase in home equity loans by $1.3 million.

At September 30, 2019, loans outstanding were comprised of approximately 69.38% in variable rate loans and 30.62% in fixed rate loans.

Since it first opened in 1972, the Bank has expanded its operations and its branch network, first in Guam, then in the other islands of our region and in San Francisco, California. In the interests of enhancing performance and stability through market and industry diversification, the Bank has increased its focus on growth in the San Francisco area in recent years, adding personnel with experience and expertise in the Bay Area. The following table provides figures for gross loans in the Bank’s administrative regions for December 31, 2017 and 2018, and September 30, 2019:

	December 31,		September 30,
	2017	2018	2019
Guam	$704,666	$697,722	$684,678
Commonwealth of the Northern Mariana Islands	$79,489	$90,291	$109,687
The Freely Associated States of Micronesia *	$93,560	$91,640	$92,593
California	$352,165	$358,911	$381,914
Total	$1,229,880	$1,238,564	$1,268,872

*	The Freely Associated States (FAS) are comprised of the Federated States of Micronesia (Chuuk, Kosrae, Pohnpei and Yap), the Republic of the Marshall Islands and the Republic of Palau.

As the table indicates, the Bank’s total gross loans increased by 2.4% during the nine months ended September 30, 2019, after having increased by 0.7% during 2018. By way of comparison, loans in the California region increased by 6.4% during the nine months ended September 30, 2019, and by 1.9% in 2018, as the California region provided continued support for the expansion of the Bank. The continuing recovery of the economy in the Commonwealth of the Northern Mariana Islands allowed us to increase our lending there by $19.4 million, or 21.5%, during the nine months ended September 30, 2019, after increasing by $10.8 million, or 13.6%, during all of 2018. Loans in the Freely Associated States of Micronesia increased by $953 thousand, or 1.0%, during the nine months ended September 30, 2019, after decreasing by $1.9 million, or 2.1%, during 2018. In Guam, loans decreased by $13.0 million, or 1.9%, during the nine months ended September 30, 2019, after having decreased by $6.9 million, or 1.0%, during 2018.

Interest-Earning Deposits and Investment Securities

In the current lending and interest rate environment, and in order to maintain sufficient liquidity in the ordinary course of business, the Bank held $160.1 million in unrestricted interest-earning deposits with financial institutions at September 30, 2019, an increase of $38.3 million, or 31.4%, from the $121.8 million in such deposits at December 31, 2018. From December 31, 2018, to September 30, 2019, the Bank’s combined investment portfolio decreased by $38.5 million, or 8.6%, from $449.1 million to $410.6 million. The reduction in the investment portfolio was comprised of a $27.1 million reduction in our holdings of available-for-sale securities, which decreased by 7.1%, from $381.0 million to $354.0 million, combined with an $11.4 million decrease in held-to-maturity securities, which fell by 16.8%, from $68.1 million to $56.7 million. Management believes that the Bank maintains an adequate level of liquidity.

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

The following table contains information regarding our nonperforming assets as well as restructured loans as of September 30, 2019, and December 31, 2018:

	September 30, 2019	December 31, 2018
Non-accrual loans:
Commercial & industrial	$12,341	$310
Commercial mortgage	9,727	6,909
Residential mortgage	4,026	4,795
Home equity	-	91
Other consumer [1]	207	278
Total non-accrual loans	$26,301	$12,383

Loans past due 90 days and still accruing:
Commercial & industrial	$-	$530
Commercial mortgage	-	184
Commercial construction	-	-
Residential mortgage	77	12
Home equity	-	-
Automobile	49	135
Other consumer[1]	1,046	1,123
Total loans past due 90 days and still accruing	$1,172	$1,984
Total nonperforming loans	$27,473	$14,367

Other real estate owned (OREO):
Commercial real estate	$63	$1,428
Residential real estate	-	115
Total other real estate owned	$63	$1,543
Total nonperforming assets	$27,536	$15,910

Restructured loans:
Accruing loans	$15,632	$254
Non-accruing loans (included in nonaccrual loans above)	10,218	5,653
Total restructured loans	$25,850	$5,907

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

The above table indicates that nonperforming loans increased by $20.5 million during the nine months ended September 30, 2019, which resulted partly from the increase in total non-accrual loans by $13.9 million, from $12.4 million to $26.3 million. The increase in total non-accrual loans was primarily due to the $12.0 million increase in non-accruing commercial & industrial loans and the $2.8 million increase in non-accruing commercial mortgage loans, partially offset by a reduction of $769 thousand in non-accruing residential mortgage loans.

The increase in non-accrual loans was supplemented by an increase in total loans past due 90 days and still accruing by $6.5 million, to $8.5 million, up from $2.0 million at December 31, 2018.

At September 30, 2019, the Bank’s largest nonperforming loans are two commercial & industrial loans totaling $14.0 million from two relationships of $9.8 million and $4.2 million, respectively. Further, there were three nonperforming commercial mortgage loan relationships totaling $9.3 million, each of which is secured by real estate. These loans were placed on non-accrual due to deficiencies in the underlying cash flow to service the monthly loan payments and meet operating expenses. At this time, management believes that the collateral and the allocated allowance for loan losses is adequate to cover these loans; however, should property values deteriorate, additional write-downs or additional provisions may be necessary.

Analysis of Allowance for Loan Losses

The allowance for loan losses was $27.9 million, or 2.20% of outstanding gross loans, as of September 30, 2019, as compared to $23.8 million, or 1.92% of outstanding gross loans, at December 31, 2018. The allowance was $20.4 million at September 30, 2018, or 1.62% of gross loans.

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

The following table summarizes the changes in our allowance for loan losses:

	Commercial	Residential Mortgages	Consumer	Total
	(Dollars in thousands)
Nine Months Ended September 30, 2019
Allowance for loan losses:
Balance at beginning of period	$14,887	$1,648	$7,239	$23,774
Charge-offs	(260)	-	(5,228)	(5,488)
Recoveries	15	67	1,615	1,697
Provision	4,076	(200)	3,993	7,869
Balance at end of period	$18,718	$1,515	$7,619	$27,852

Three Months Ended September 30, 2019
Allowance for loan losses:
Balance at beginning of period	17,794	1,508	7,786	27,088
Charge-offs	(45)	-	(1,767)	(1,812)
Recoveries	6	65	587	658
Provision	963	(58)	1,013	1,918
Ending balance	$18,718	$1,515	$7,619	$27,852

Allowance balance at end of period related to:
Loans individually evaluated for impairment	$7,106	$-	$1,212	$8,318
Loans collectively evaluated for impairment	11,612	1,515	6,407	19,534
Ending balance	$18,718	$1,515	$7,619	$27,852

Loan balances at end of period:
Loans individually evaluated for impairment	$37,673	$4,154	$1,302	$43,129
Loans collectively evaluated for impairment	869,632	124,058	232,053	1,225,743
Ending balance	$907,305	$128,212	$233,355	$1,268,872

Nine Months Ended September 30, 2018
Allowance for loan losses:
Balance at beginning of period	$7,623	$1,409	$8,247	$17,279
Charge-offs	(353)	(9)	(5,888)	(6,250)
Recoveries	29	6	1,330	1,365
Provision	4,261	215	3,496	7,972
Ending balance	$11,560	$1,621	$7,185	$20,366

Three Months Ended September 30, 2018
Allowance for loan losses:
Balance at beginning of period	$11,205	$1,586	$6,015	$18,806
Charge-offs	(51)	(9)	(1,942)	(2,002)
Recoveries	2	2	424	428
Provision	404	42	2,688	3,134
Ending balance	$11,560	$1,621	$7,185	$20,366

Allowance balance at end of period related to:
Loans individually evaluated for impairment	$4	$71	$1,571	$1,646
Loans collectively evaluated for impairment	11,556	1,550	5,614	18,720
Ending balance	$11,560	$1,621	$7,185	$20,366

Loan balances at end of period:
Loans individually evaluated for impairment	$7,645	$4,643	$1,880	$14,168
Loans collectively evaluated for impairment	827,045	130,913	248,894	1,206,852
Ending balance	$834,690	$135,556	$250,774	$1,221,020

Year Ended December 31, 2018
Allowance for loan losses:
Balance at beginning of year	$7,623	$1,409	$8,247	$17,279
Charge-offs	(356)	(9)	(7,836)	(8,201)
Recoveries	39	7	1,788	1,834
Provision	7,581	241	5,040	12,862
Ending balance	$14,887	$1,648	$7,239	$23,774

Allowance balance at end of year related to:
Loans individually evaluated for impairment	$5,204	$104	$1,518	$6,826
Loans collectively evaluated for impairment	9,683	1,544	5,721	16,948
Ending balance	$14,887	$1,648	$7,239	$23,774

Loan balances at end of year:
Loans individually evaluated for impairment	$18,328	$4,925	$1,746	$24,999
Loans collectively evaluated for impairment	826,060	135,323	252,182	1,213,565
Ending balance	$844,388	$140,248	$253,928	$1,238,564

Management evaluates all impaired loans not less frequently than quarterly in conjunction with our calculation and determination of the adequacy of the allowance for loan losses.

The Bank has two significant borrowing relationships in bankruptcy. The Bank has calculated a specific reserve within the allowance for each borrowing relationship in bankruptcy in the amounts of $5.2 million and $1.9 million, respectively, and the Bank’s management believes at September 30, 2019, there is sufficient coverage to protect the Bank’s exposure to both relationships.

Total Cash and Cash Equivalents

Total cash and cash equivalents were $189.4 million and $155.1 million at September 30, 2019, and December 31, 2018, respectively. This balance, which is comprised of cash and due from bank balances and interest-bearing deposits that we maintain at other financial institutions (including the Federal Reserve Bank of San Francisco, but excepting restricted cash), will vary depending on daily cash settlement activities, the amount of highly liquid assets needed based on known events such as the repayment of borrowings and scheduled withdrawals, and actual cash on hand in the Bank’s branches.

The following table sets forth the composition of our cash and cash equivalent balances at September 30, 2019, and December 31, 2018:

	September 30, 2019	December 31, 2018	Variance
Cash and due from banks	$29,312	$33,279	$(3,967)
Interest-bearing deposits with financial institutions	160,097	121,816	38,281
Total cash and cash equivalents	$189,409	$155,095	$34,314

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

At September 30, 2019, the carrying value of the investment securities portfolio (excluding ASC Trust LLC stock and Federal Home Loan Bank stock) totaled $410.6 million, which represents a $38.5 million decrease from the portfolio balance of $449.1 million at December 31, 2018. The table below sets forth the amortized cost and fair value of our investment securities portfolio, with gross unrealized gains and losses, at September 30, 2019, and December 31, 2018:

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$95,560	$-	$(209)	$95,351
U.S. government agency pool securities	187,056	32	(1,392)	185,696
U.S. government agency or GSE residential mortgage-backed securities	72,970	170	(228)	72,912
Total	$355,586	$202	$(1,829)	$353,959
Securities Held-to-Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$31,651	$296	$(4)	$31,943
U.S. government agency pool securities	6,737	4	(63)	6,678
U.S. government agency or GSE residential mortgage-backed securities	18,290	53	(89)	18,254
Total	$56,678	$353	$(156)	$56,875

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$100,497	$-	$(1,587)	$98,910
U.S. government agency pool securities	213,055	24	(1,707)	211,372
U.S. government agency or GSE residential mortgage-backed securities	72,735	-	(1,975)	70,760
Total	$386,287	$24	$(5,269)	$381,042
Securities Held-to-Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$38,445	$46	$(88)	$38,403
U.S. government agency pool securities	9,089	3	(80)	9,012
U.S. government agency or GSE residential mortgage-backed securities	20,554	29	(521)	20,062
Total	$68,088	$78	$(689)	$67,477

At September 30, 2019, and December 31, 2018, investment securities with a carrying value of $332.9 million and $282.4 million, respectively, were pledged to secure various government deposits and other public requirements.

The amortized cost and fair value of investment securities by contractual maturity at September 30, 2019, and December 31, 2018, follows:

	September 30, 2019
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$65,013	$64,889	$4,997	$4,992
Due after one but within five years	36,127	36,026	35,297	35,569
Due after five but within ten years	108,752	108,416	7,669	7,692
Due after ten years	145,694	144,628	8,715	8,622
Total	$355,586	$353,959	$56,678	$56,875

	December 31, 2018
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$19,996	$19,739	$11,975	$11,911
Due after one but within five years	83,671	82,323	32,511	32,512
Due after five but within ten years	98,465	97,339	13,995	13,769
Due after ten years	184,155	181,641	9,607	9,285
Total	$386,287	$381,042	$68,088	$67,477

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at September 30, 2019, and December 31, 2018:

	September 30, 2019
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value
Securities Available for Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(10)	$11,991	$(200)	$83,360	$(210)	$95,351
U.S. government agency pool securities	(56)	23,301	(1,335)	155,145	(1,391)	178,446
U.S. government agency or GSE residential mortgage-backed securities	(48)	18,673	(180)	19,175	(228)	37,848
Total	$(114)	$53,965	$(1,715)	$257,680	$(1,829)	$311,645

Securities Held to Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$-	$-	$(4)	$2,009	$(4)	$2,009
U.S. government agency pool securities	(15)	2,108	(48)	3,577	(63)	5,685
U.S. government agency or GSE residential mortgage-backed securities	(13)	3,990	(76)	11,317	(89)	15,307
Total	$(28)	$6,098	$(128)	$16,903	$(156)	$23,001

	December 31, 2018
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value
Securities Available for Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$-	$-	$(1,587)	$98,910	$(1,587)	$98,910
U.S. government agency pool securities	(217)	32,633	(1,490)	157,403	(1,707)	190,036
U.S. government agency or GSE residential mortgage-backed securities	(116)	12,679	(1,859)	58,081	(1,975)	70,760
Total	$(333)	$45,312	$(4,936)	$314,394	$(5,269)	$359,706

Securities Held to Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(12)	$4,918	$(76)	$8,954	$(88)	$13,872
U.S. government agency pool securities	(62)	6,609	(18)	2,232	(80)	8,841
U.S. government agency or GSE residential mortgage-backed securities	(25)	5,219	(496)	12,330	(521)	17,549
Total	$(99)	$16,746	$(590)	$23,516	$(689)	$40,262

The Company does not believe that any of the investment securities that were in an unrealized loss position as of September 30, 2019, which included a total of 136 securities, were other-than-temporarily impaired. Specifically, the 136 securities are comprised of the following: 88 Small Business Administration (“SBA”) Pool securities, 15 mortgage-backed securities issued by the Government National Mortgage Association (“GNMA”), 12 U.S. Treasury securities, 8 mortgage-backed securities and 1 agency security issued by the Federal National Mortgage Association (“FNMA”), 7 agency securities issued by the Federal Home Loan Bank (“FHLB”), 4 mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation (“FHLMC”), and 1 agency security issued by the Federal Farm Credit Banks (“FFCB”).

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

Deposits

At September 30, 2019, total deposit liabilities increased by $845 thousand from the approximately $1.73 billion at December 31, 2018. Interest-bearing deposits decreased by $7.1 million, to $1.18 billion at September 30, 2019, compared to $1.19 billion at December 31, 2018, while non-interest bearing deposits increased by $7.9 million, to $546.1 million at September 30, 2019, from $538.2 million at December 31, 2018. The 0.05% increase in total deposits was due to normal fluctuations in our deposit base.

The following table sets forth the composition of our interest-bearing deposit portfolio with the balances and average interest rates at September 30, 2019 and December 31, 2018, respectively:

	September 30, 2019		December 31, 2018
	Balance	Average rate	Balance	Average rate
Interest-bearing checking accounts	$263,639	0.12%	$281,582	0.12%
Savings accounts	890,641	0.18%	670,640	0.18%
Certificates of deposit	29,293	0.35%	238,433	0.35%
Total interest-bearing deposits	$1,183,573	0.25%	$1,190,655	0.17%

As mentioned earlier, the Bank has expanded its operations and its branch network since it first opened in 1972, first in Guam, then in the other islands of our region and in San Francisco, California. As time has passed, the Bank has gathered market share in each of the islands. In recent years, in order to diversify its geographic market, the Bank has increased its focus on growth in the California region. The following table provides figures for deposits in the Bank’s administrative regions at December 31, 2017 and 2018, and at September 30, 2019:

	December 31,		September 30,
	2017	2018	2019
Guam	$936,237	$900,273	$999,825
Commonwealth of the Northern Mariana Islands	$343,149	$334,987	$285,710
The Freely Associated States of Micronesia *	$491,276	$447,011	$400,276
California	$45,470	$46,552	$43,857
Total	$1,816,132	$1,728,823	$1,729,668

*	The Freely Associated States (FAS) are comprised of the Federated States of Micronesia (Chuuk, Kosrae, Pohnpei and Yap), the Republic of the Marshall Islands and the Republic of Palau.

During the nine months ended September 30, 2019, the Bank’s deposits increased by $845 thousand, or 0.05%, while in the full year of 2018, deposits decreased by a total of $87.3 million. Our branches in Guam experienced an increase of $99.6 million in deposits during the nine months ended September 30, 2019, while the deposits in our branches in the CNMI were reduced by $49.3 million. Deposits in our FAS branches decreased by $46.7 million and our California region deposits decreased by $2.7 million during the same time period.

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

On June 27, 2019, the Company issued $15.0 million of its 6.35% Fixed-to-Floating Rate Subordinated Notes, due June 30, 2029. The Notes are intended to qualify as Tier 2 capital for regulatory capital purposes for the Company. The Notes have a ten-year term and initially bear interest at a fixed annual rate of 6.35%. Beginning June 30, 2024, the interest rate will reset quarterly to the then-current three-month LIBOR plus 466 basis points. On July 1, 2019, with the approval of the Federal Reserve Bank of San Francisco, the Company used $4.1 million of the proceeds from the Notes to acquire an additional 20% of the stock of ASC Trust LLC, formerly ASC Trust Corporation, at the second closing pursuant to the Stock Purchase Agreement dated May 27, 2016, between the Company and David J. John, as amended to date.  On July 5, 2019, $10.0 million of the balance of the proceeds from the Notes was also used to purchase ten (10) shares of Series B Common Stock from the Bank, with a par value of $1.0 million per share, to support the Bank’s strategic growth.

At September 30, 2019, and at December 31, 2018, the Company had no short-term borrowings.

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

At September 30, 2019, our liquid assets, which include cash and due from banks, interest-earning deposits with financial institutions (excluding restricted cash), and investment securities available-for-sale totaled $543.4 million, up $7.2 million from $536.1 million at December 31, 2018. This increase is comprised of an increase of $38.3 million in interest bearing deposits in banks, offset by a $27.1 million decrease in investment securities available-for-sale, and a $4.0 million decrease in cash and due from banks.

Contractual Obligations

The Bank utilizes facilities, equipment and land under various operating leases with terms, including renewal options, ranging from 1 to 99 years.

The following table provides the maturities of lease liabilities at September 30, 2019:

	Operating Leases (a)	Finance Leases	Total
2020	$3,403	$-	$3,403
2021	3,336	-	3,336
2022	2,766	-	2,766
2023	2,525	-	2,525
2024	2,351	-	2,351
After 2024	40,648	-	40,648
Total lease payments	$55,029	$-	$55,029
Less: Interest (b)	24,454	-	24,454
Present value of lease liabilities (c)	$30,575	$-	$30,575

Note: For leases commencing prior to 2019, minimum lease payments exclude payments to landlords for real estate taxes and common area maintenance.

(a)	Operating lease payments include $23.5 million related to options to extend lease terms that are reasonably certain of being exercised.
(b)	Calculated using the incremental borrowing rate based on the lease term for each lease.
(c)	Includes the current portion of $2.3 million for operating leases.

The Bank leases certain facilities from two separate entities in which two of its directors have separate ownership interests. Lease payments made to these entities during the nine months ended September 30, 2019 and 2018, approximated $235 thousand and $233 thousand, respectively. During the three months ended September 30, 2019 and 2018, lease payments made to these entities approximated $89 thousand and $58 thousand, respectively.

Additionally, the Bank leases office space to third parties, with original lease terms ranging from 3 to 5 years with option periods ranging up to 15 years. At September 30, 2019, minimum future rents to be received under non-cancelable operating sublease agreements were $11 thousand and $34 thousand for the periods ending December 31, 2019 and 2020, respectively.

A summary of rental activities for the three and nine months ended September 30, 2019 and 2018, respectively, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Rent expense	$1,166	$713	$3,009	$2,117
Total rent expense	$1,166	$713	$3,009	$2,117

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

A summary of financial instruments with off-balance-sheet risk at September 30, 2019, and December 31, 2018, is as follows:

	September 30, 2019	December 31, 2018
Commitments to extend credit	$156,532	$163,802

Letters of credit:
Standby letters of credit	$56,575	$55,418
Commercial letters of credit	2,456	3,070
Total	$59,031	$58,488

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

The Bank considers its standby and commercial letters of credit to be guarantees. At September 30, 2019, the maximum undiscounted future payments that the Bank could be required to make was $59.0 million. Almost all of these arrangements mature within one year. The Bank generally has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized; however, several that are extended to the Bank’s most creditworthy customers are unsecured. The Bank has recorded $35 thousand in reserve liabilities associated with commitments to extend credit and letters of credit at September 30, 2019.

Mortgage loans serviced for others are not included in the accompanying condensed consolidated statements of financial condition. The unpaid principal balances of mortgage loans serviced for others were $191.2 million and $189.6 million at September 30, 2019, and December 31, 2018, respectively. At September 30, 2019, and December 31, 2018, the Bank recorded mortgage servicing rights at their fair value of $1.7 million, and $1.8 million, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital and Common Equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). As of September 30, 2019, and December 31, 2018, the Bank met all capital adequacy requirements to which it is subject.

In December 2010, the Basel Committee on Bank Supervision (“Basel Committee”) released its final framework for strengthening international capital and liquidity regulation, now officially identified as “Basel III,” which require bank holding companies and their bank subsidiaries to maintain substantially more capital as of January 1, 2019, than had previously been required, with a greater emphasis on common equity.

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

As of September 30, 2019, the Bank’s capital ratios each exceeded the Federal Deposit Insurance Corporation’s well capitalized standards under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There have been no conditions or events since the most recent FDIC notification that management believes have changed the Bank’s category.

The Company’s required and actual capital amounts and ratios as of September 30, 2019, and December 31, 2018, were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2019:
Total capital (to Risk Weighted Assets)	$193,503	14.771%	$104,805	8.000%	$131,006	10.000%
Tier 1 capital (to Risk Weighted Assets)	$161,985	12.365%	$78,604	6.000%	$104,805	8.000%
Tier 1 capital (to Average Assets)	$161,985	8.251%	$78,527	4.000%	$98,159	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$152,203	11.618%	$58,953	4.500%	$85,154	6.500%

At December 31, 2018:
Total capital (to Risk Weighted Assets)	$167,732	13.662%	$98,219	8.000%	$122,774	10.000%
Tier 1 capital (to Risk Weighted Assets)	$152,281	12.403%	$73,664	6.000%	$98,219	8.000%
Tier 1 capital (to Average Assets)	$152,281	7.991%	$76,229	4.000%	$95,287	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$142,498	11.607%	$55,248	4.500%	$79,803	6.500%

Since the formation of BankGuam Holding Company in 2011, our assets have grown by 76.9% ($848.5 million), while our stockholders’ equity has grown by 81.6% ($72.4 million, including $54.9 million in retained earnings). The growth in equity has helped to increase our capital ratios, and those ratios remain well above the well capitalized standards. During the fourth quarter of 2017 and the first quarter of 2018, the Company issued an additional $4.2 million in common stock in an SEC-registered public offering at a purchase price of $12.25 per common share.

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

Contingency Planning and Cybersecurity

The Bank has developed a comprehensive business continuity plan to manage disruptions that affect customers or internal processes, whether caused by man-made or natural events. In modern banking, technology has taken on an increasingly important role, and the Bank also has a technology recovery component incorporated into the business continuity plan that provides procedures for recovering from a technology failure. The technology recovery procedures are tested and implemented from time to time. The recovery time objectives for the Bank’s major technological processes range from eight hours to 80 hours, with the goal of enabling the Bank to maintain or resume operations with a minimum impact on its customers. As the results of testing are analyzed and as technology continues to advance, improvements are made in the Bank’s processes and procedures as the plan evolves, although there can be no assurance that business disruption or operational losses will not occur.

The rapid advances in computing and telecommunications technology over the past several decades have brought with them increasingly sophisticated methods of delivering financial services through electronic channels. Along with these advances, though, have come risks regarding the integrity and privacy of data, and these risks apply to banking, falling into the general classification of cybersecurity. The Bank has made substantial investments in multiple systems to ensure both the integrity of its data and the protection of the privacy of its customers’ personal financial and identity information. While it is not possible for anyone to give an absolute guarantee that data will not be compromised, the Bank strives to provide a reasonable assurance that the financial and personal data that it holds are secure.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2019, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s Rules and forms and is accumulated and communicated to management, including our Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Exhibit

31.01	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Statements of Financial Condition as of September 30, 2019, and December 31, 2018, (ii) Unaudited Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2019 and 2018, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2019 and 2018, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2019 and 2018, and (v) Notes to Unaudited Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, BankGuam Holding Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANKGUAM HOLDING COMPANY

Date: November 8, 2019	By:	/s/ JOAQUIN P.L.G. COOK
Joaquin P.L.G. Cook, President and Chief Executive Officer

Date: November 8, 2019	By:	/s/ FRANCISCO M. ATALIG
Francisco M. Atalig, Senior Vice President and Chief Financial Officer