Form 10-K
period 2019-12-31
BankGuam Holding Co
filed 2020-03-19
CIK 1527383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $53,911,224 based on the number of shares held by non-affiliates of the registrant as of June 30, 2019, and based on the closing sale price of common stock on June 28, 2019, which is the last business day of the registrant’s most recently completed second fiscal quarter. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.2083 par value per share	“BKGM”	Not listed
As of March 19, 2020, there were 9,674,156 shares outstanding.

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
•

Local, regional, national and global economic conditions and events (including the global coronavirus pandemic), and the impact they may have on us and our customers, and our assessment of that impact on our estimates, including the allowance for loan losses and fair value measurements;

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

In addition to the traditional financial services offered, the Bank offers credit life, health, auto and homeowners insurance through its subsidiary, BankGuam Insurance, as agents for various insurance companies. Through a second subsidiary, BankGuam Investment Services (“BGIS”), the Company offer options and opportunities of our customers to build future income and wealth. BGIS is a registered investment company, primarily involved in providing investment advisory services and trading securities for its customers.

In May 2016, the Company entered into a Stock Purchase Agreement (the “Agreement”) to acquire 25% of ASC Trust LLC, formerly ASC Trust Corporation. In July 2016, subsequent to the approval of the Federal Reserve Bank of San Francisco in June 2016, the purchase was executed. The Company borrowed $3.5 million in the form of subordinated debt in connection with the purchase to finance the transaction. On July 1, 2019, with the approval of the Federal Reserve Bank of San Francisco, the Company used $4.1 million of the proceeds from the subordinated notes totaling $15.0 million that were issued on June 27, 2019, to acquire an additional 20% ownership interest in ASC Trust LLC. This transaction brought the Company’s non-controlling interest in ASC Trust LLC to 45%. See “Note 22 – Subordinated Debt” for more detailed information on the subordinated notes. The Agreement provides for the acquisition of an additional 25% of the stock of ASC Trust LLC in April 2021, with the future purchase subject to regulatory approval. The Agreement contains customary warranties, representations and indemnification provisions. ASC Trust LLC is primarily involved in administering 401(k) retirement plans and other employee benefit programs for its customers.

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

Our lending products include commercial, real estate, construction, consumer and Small Business Administration-guaranteed loans. We also provide home mortgage and home equity loans. Commercial loans and industrial loans comprise the largest portion of the Bank’s loan portfolio. Residential mortgage loans comprise the second largest portion of the Bank’s loan portfolio. At December 31, 2019, the Bank had a loan concentration in Commercial Real Estate loans for rentals and property development management purposes totaling $305.3 million, 23.4% of $1.31 billion in total loans outstanding.

We offer a wide range of deposit products for retail and business banking markets including checking accounts, interest-bearing transaction accounts, savings accounts, time deposits and retirement accounts. Our branch network enables us to attract deposits from throughout our market area with a customer-oriented product mix, competitive pricing and convenient locations. At December 31, 2019, the Bank had deposit concentrations in government savings and demand deposits totaling $291.3 million (16.8%) and $248.4 million (14.3%), respectively, of $1.73 billion in total deposits.

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

Employees

At December 31, 2019, the Bank had 618 full-time equivalent employees (FTEs), a decrease from 623.5 FTEs a year earlier. The Bank’s employees are not represented by any union or collective bargaining agreement, and the Bank believes its employee relations are good.

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

Among other things, the Dodd-Frank Act required the federal banking agencies to establish minimum leverage and risk-based capital requirements for insured banks and their holding companies. The federal banking agencies issued a joint final rule, or the ‘‘Final Capital Rule,’’ that implements the Basel III capital standards and establishes the minimum capital levels required under the Dodd-Frank Act. We commenced compliance with the Final Capital Rule on January 1, 2015, and have been in compliance with that Rule through the phase in of increasingly stringent capital requirements in 2019. The Final Capital Rule establishes a minimum common equity Tier 1 capital ratio of 6.5% of risk-weighted assets for a ‘‘well-capitalized’’ institution and increases the minimum Tier 1 risk-based capital ratio for a ‘‘well-capitalized’’ institution from 6.0% to 8.0%. Additionally, the Final Capital Rule requires an institution to maintain a 2.5% common equity Tier 1 capital conservation buffer over the 6.5% minimum risk-based capital requirement to avoid restrictions on the ability to pay dividends, discretionary bonuses, and engage in share repurchases. The Final Capital Rule also increases the required capital for certain categories of assets, including high-volatility construction real estate loans, but retains the current capital treatment of residential mortgages. Under the Final Capital Rule, we made the election to exclude unrealized gains and losses from the calculation of our regulatory capital. Implementation of these standards, or any other new regulations, may adversely affect our ability to pay dividends, or require us to reduce business levels or raise capital, including in ways that may adversely affect our results of operations or financial condition.

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

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Des Moines. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its members. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. As an FHLB member, the Bank is required to own a certain amount of capital stock in the FHLB. At December 31, 2019, the Bank was in compliance with the FHLB’s stock ownership requirement.

Regulatory Capital Guidelines. The federal banking agencies have established minimum capital standards known as risk-based capital guidelines. These guidelines are intended to provide measures of capitalization that reflect the degree of risk associated with a bank’s operations. The risk-based capital guidelines include both a definition of capital and a framework for calculating the amount of capital that must be maintained against a bank’s assets and off-balance sheet items. The amount of capital required to be maintained is based upon the credit risks associated with the various types and quality of a bank’s assets and off-balance sheet items. A bank’s assets and off-balance sheet items are classified under several risk categories, with each category assigned a particular risk weighting from 0% to 150%. The Bank’s Tier 1 capital consists of its capital stock, capital surplus, treasury stock, undivided earnings and the cumulative effect of the FDIC’s adjustment of our intangible assets. Our Tier 2 capital adds to Tier 1 the allowed portion of our reserves for possible loan losses. The inclusion of Tier 2 capital as qualifying capital for regulatory purposes is subject to certain other requirements and limitations of the federal banking agencies. The federal regulators require a minimum ratio of total qualifying capital to risk-adjusted assets of 8.0%, a minimum ratio of Tier 1 capital to risk-adjusted assets of 6.0%, a minimum amount of Tier 1 capital to total assets (referred to as the “leverage ratio”) of 4% and a minimum ratio of Common Equity Tier 1 Capital to risk-adjusted assets of 4.5%. As of December 31, 2018, the Company’s capital levels met all minimum regulatory requirements and the Bank was considered “well capitalized” under the regulatory framework for prompt corrective action described below. There is no condition or event since December 31, 2018, that management believes has changed the Company’s or the Bank’s capitalization category.

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

•

“adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 6.0% or more, a leverage capital ratio of 4.0% or more, and a Common Equity Tier 1 risk-based capital ratio of 4.5% or more, and does not meet the definition of “well capitalized”;

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

The United States economy continues to recover from a downturn that started in 2007, but business activity and growth across industries and regions have not yet been fully restored. In 2019, the Federal Open Market Committee, which guides current monetary policy actions on behalf of the Federal Reserve System in carrying out its broader monetary policies lowered its target interest rate after several raises in 2018. Consumer spending, liquidity and availability of credit are all improving, and the unemployment rate, which has fallen by more than half since October 2009, reached what many consider to be a full-employment level nationally. The unemployment rate in our California region is low, but has been persistently high in the island markets we serve.

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

On December 22, 2017, the Tax Cuts and Jobs Act (“the Act”) was signed into law. Most of the changes made to the Internal Revenue Code by the Act became effective January 1, 2018. The lowering of the maximum corporate income tax rate from 35% to 21% required a revaluation of the Company’s deferred tax asset during the 2017 tax year, which resulted in a one-time negative effect on our profitability and our financial condition. During the years ended December 31, 2018 and 2019, the Act had a substantial effect on the Company’s and the Bank’s net income after income taxes, primarily due to the reduction in the effective corporate income tax rate.

Implementation of the new Basel III capital rules adopted by the federal bank regulatory agencies will require increased capital levels that could impede our growth and profitability.

The federal bank regulatory agencies adopted new capital requirements in mid-2013 that increased the minimum Tier 1 risk-based capital ratio, added a new minimum common equity Tier 1 capital ratio, established a new capital conservation buffer and changed the risk-weighting of certain assets. These requirements, initially implemented beginning in January 2015, were phased in through 2019. Although we currently exceed the new minimum requirements, they could have a material and adverse effect on our liquidity, capital resources, financial performance and financial condition in the future.

Any future FDIC insurance premium increases will adversely affect our earnings.

In April 2009, the FDIC revised its risk-based assessment system. The changes to the system involve adjustments to the risk-based calculation of an institution’s unsecured debt, secured liabilities and brokered deposits. Depending on any future losses that the FDIC Deposit Insurance Fund may suffer due to failed institutions, there can be no assurance that there will not be additional premium increases in order to replenish the Fund, but the rate of bank failures has diminished over the past four years, returning to historical norms. Our FDIC deposit insurance expense for the year ended December 31, 2019, was $889.0 thousand.

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

A downturn in our real estate markets could adversely affect our business because many of our loans are secured by real estate. Real estate lending (including commercial and construction) is a large portion of our loan portfolio. At December 31, 2019, approximately $789.4 million, or 60.4% of our loan portfolio, was secured by various forms of real estate, including residential and commercial real estate. The real estate securing our loan portfolio is concentrated in Guam and San Francisco. From time to time, there have been adverse developments affecting real estate values in one or more of our markets, and the market value of real estate can fluctuate significantly in a short period of time as a result of changing market conditions. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies, and acts of nature, such as earthquakes and typhoons. Additionally, commercial real estate lending typically involves larger loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. If real estate values decline, the value of the collateral securing some of our loans could be significantly reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished, and we would be more likely to suffer losses on defaulted loans.

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

Effective April 1, 2019 the Company’s and Bank’s Board appointed William D. Leon Guerrero, as the Chairman of the Board of Directors, Joaquin P.L.G. Cook, as President and Chief Executive Officer, and Maria Eugenia H. Leon Guerrero, as Executive Vice President and Chief Operating Officer of the Company and the Bank.

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

We strive to carefully manage and monitor credit quality and to identify deteriorating loans, and adjust the allowance for loan losses accordingly. However, because future events are uncertain and because we may not successfully identify all deteriorating loans in a timely manner, there may be loans that deteriorate in an accelerated time frame. As a result, future additions to the allowance may be necessary. Further, because the loan portfolio contains some commercial real estate, construction, and land development loans with relatively large balances, deterioration in the credit quality of one or more of these loans may require a significant increase to the allowance for loan losses. Future additions to the allowance may also be required due to changes in the financial condition of borrowers, such as changes resulting from potentially worsening economic conditions, or as a result of incorrect assumptions by management in determining the allowance for loan losses. As discussed in Note 6, in 2019 two commercial loan borrowers filed for bankruptcy. The first borrower filed on January 16, 2019, with an outstanding relationship of $9.2 million in unsecured loans as of December 31, 2019, sought bankruptcy protection in order to reorganize under Chapter 11 of Title 11 of the United States Code. The Bank retains the right of offset against a minimum of $5.2 million in the customer’s depository accounts, and has made a specific allowance for loan losses of $5.2 million at December 31, 2019. The second borrower filed for bankruptcy on April 30, 2019, with an outstanding relationship of $2.3 million at December 31, 2019. The loans were secured with commercial real estate, business assets, and two loans had a state guaranty. The value of the properties securing the loans total $1.8 million and the Bank has made a specific allowance for loan losses of $933 thousand at December 31, 2019.

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

At December 31, 2019, nonperforming loans were 0.84% of the total loan portfolio, and 0.57% of total assets, as compared to 0.57% and 0.37% at December 31, 2018, respectively, indicating a decreased level of risk. Nonperforming assets adversely affect our earnings in various ways. Depending upon economic and market conditions, we may incur losses relating to an increase in nonperforming assets. We do not record interest income on non-accrual loans or other real estate owned, thereby adversely affecting our income, and increasing our loan administration costs. Upon foreclosure or similar proceedings, we record the foreclosed asset at the fair value of the asset, reduced by estimated selling costs, which may result in a loss. An increase in the level of nonperforming assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the increased risk profile. While we reduce problem assets through collection efforts, asset sales, workouts, restructurings and otherwise, decreases in the value of the underlying collateral or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, our results of operations and our financial condition.

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

For the year ended December 31, 2019, we recorded a $9.8 million provision for loan losses, charged off $7.9 million of loans, and recovered $2.2 million of loans previously charged off. At December 31, 2019, we had $789.4 million in commercial and residential real estate loans and construction loans, of which $11.5 million was on non-accrual. Nonperforming commercial & industrial loans comprise of 15.2% of our nonperforming assets, commercial real estate loans comprise 11.1%, and residential mortgage loans comprise 8.3%. Deterioration in the real estate market in Guam, San Francisco and/or the Commonwealth of the Northern Mariana Islands could affect the ability of our loan customers to service their debt, which could result in additional loan charge-offs and provisions for loan losses in the future, and could have a material adverse effect on our financial condition, results of operations and capital.

Two commercial loan borrowers filed for bankruptcy in 2019, and were evaluated under ASC 450 – “Contingencies”. The first borrower filed for bankruptcy in January 2019 and the Bank holds $5.8 million in deposits for which the Court has approved a right of offset against the borrower’s loans. The Bank also has assigned a specific allowance of $5.2 million to the outstanding debt. The outstanding loans under bankruptcy have been classified as doubtful, but the borrower continues making the scheduled payments to the loans. The second borrower filed for bankruptcy in April 2019, and the bank has assigned a specific allowance of $933 thousand to outstanding debt. The banks management feels both loan borrowing relationships are adequately reserved.

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

Our profitability depends in part on our success in attracting and retaining a stable base of low-cost deposits. At December 31, 2019, 33.7% of our deposit base was comprised of non-interest bearing deposits, and the average rate on our interest-bearing deposits during 2019 was 0.21%. While we generally do not believe these core deposits are very sensitive to interest rate fluctuations, the competition for these deposits in our markets is strong. If we were to lose a significant portion of our low-cost deposits, it could negatively impact our liquidity and profitability.

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

Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and tax basis of assets and liabilities computed using enacted tax rates. If we determine that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we are required under generally accepted accounting principles to establish a full or partial valuation allowance. If we determine that a valuation allowance is necessary, we are required to incur a charge to operations. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our net deferred tax asset will be realized. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. At December 31, 2019, we had a net deferred tax asset of $7.5 million. For the year ended December 31, 2019, we established a partial valuation allowance of $1.8 million to reduce the net deferred tax asset of $9.3 million because, in management’s opinion, it is more likely than not that only the remaining $7.5 million will be realized. If we were to determine at some point in the future that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we would be required, under generally accepted accounting principles, to establish a full or increase any partial valuation allowance, which would require us to incur a charge to operations for the period in which the determination was made. The deferred tax asset valuation allowance at December 31, 2019, was decreased by $373 thousand, as compared to an increase of $215 million at December 31, 2018.

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

Epidemics, including pandemics, present a risk to the island markets that we serve and may cause unpredictable effects on their economies and performance, and the market value of our common stock.

With the advent of globalization and the substantial expansion of international transportation, combined with regional and worldwide climate changes, the increase in the number of bacterial and viral diseases that are widely and quickly distributed may affect our profitability in one or more of our market areas. In an island environment, an epidemic has effectively the same result as a pandemic and may potentially have greater or lesser effects on economic conditions, whether locally or throughout our network. We may decide to defer payments, extend maturities or otherwise modify the terms of existing commercial and/or consumer loans in order to protect the value of our loan portfolio, although there is the possibility that we may experience some loan losses. Depending on the severity of those effects, a decline in the market price of our common stock could occur.

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to several other countries and infections have been reported globally. The World Health Organization declared a global emergency on January 30, 2020. The extent to which the coronavirus impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. In particular, the continued spread of the coronavirus globally could adversely impact our operations and could have an adverse impact on our business and our financial results.

Uncertain geopolitical conditions could have a material adverse effect on our business and the markets that we serve, which could cause the market price of our common stock to decline.

Our business is subject to geopolitical conditions in the western Pacific, including concerns over North Korea’s nuclear weapons program and China’s expanded military operations in the South and East China Seas. This has resulted in increased uncertainty regarding both China’s and North Korea’s actions and the potential responses of the United States. In addition, after several years of substantial Chinese investment in tourism activities in two of the islands in the Bank’s market, both investments and the arrival of tourists from China into those islands were suddenly curtailed, more or less disrupting both of those economies. Any of these conditions could result in a decline in the market price of shares of our common stock.

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

Our properties consist primarily of leased office facilities for our branch offices. Our headquarters facility, which we own, consists of 74,240 square feet in Hagåtña, Guam. We also own the buildings of our Santa Cruz branch in Guam, our Garapan branch in Saipan and the Rota branch in the CNMI, which comprise 47,292 square feet in total. These branch buildings are situated on leased land. We believe our facilities are in excellent condition and suitable for the conduct of our business. On January 15, 2020 the FDIC notified the Bank that they have no objections to the closure of the Tumon and Malesso branches in Guam effective April 3, 2020.

For additional information on operating leases and rent expense, see Note 16 to the Consolidated Financial Statements.

ITEM 3.	Legal Proceedings

Neither the Company nor the Bank is involved in any legal proceedings other than those occurring on a routine basis in the ordinary course of business. The majority of such proceedings have been initiated by the Bank in the process of collecting delinquent loans. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition, results of operations and cash flows of the Company as of December 31, 2019.

ITEM 4.	Mine Safety Disclosures

None.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and Dividend Information

The Company’s common stock is quoted on the OTC Bulletin Board under the symbol “BKGM.” Transactions of the Company’s common stock through private negotiated sales are also facilitated with the assistance of the Bank’s Trust Department. Management is not aware of any securities dealers which actively make a market in the Company’s common stock. No assurance can be given that an active trading market will be sustained for the common stock at any time in the future. The following table sets forth the high and low sale price for the common stock for the periods indicated, along with cash dividend payments for each of the quarters presented. The stock prices in the table are based upon information provided by the Bank’s Trust Department, and are derived from private sales executed through the Bank’s Trust Department and prices quoted through the OTC Bulletin Board.

	Stock Price
	High	Low	Dividend Per Share
Year ended December 31, 2019
Fourth Quarter	$11.90	$9.75	$0.100
Third Quarter	$11.80	$9.75	$0.100
Second Quarter	$12.51	$10.00	$0.100
First Quarter	$13.20	$9.75	$0.100
Year ended December 31, 2018
Fourth Quarter	$11.99	$10.00	$0.100
Third Quarter	$12.00	$10.00	$0.100
Second Quarter	$12.00	$9.00	$0.100
First Quarter	$12.25	$7.00	$0.100

As of March 19, 2020, there were approximately 4,496 holders of record of common stock. There are no other classes of common equity.

Dividend Policy

At its discretion, the Board of Directors of the Company declares dividends to its stockholders on a quarterly basis. The Company declared and paid dividends of $0.10 per share to stockholders as of a declaration date for each share of common stock outstanding in each of the eight calendar quarters ended December 31, 2019.

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

The Company also has $9.8 million in preferred stock outstanding for which it paid $547 thousand in dividends in 2019.

Securities Authorized for Issuance Under Equity Compensation Plans

Stock Purchase Plan

The Bank’s 2011 Employee Stock Purchase Plan (the “2011 Plan”) was adopted by the Bank’s Board of Directors and approved by the Bank’s Stockholders on May 2, 2011, to replace the Bank’s 2001 Non-Statutory Stock Option Plan. This plan was subsequently adopted by the Company. The 2011 Plan is open to all employees of the Company and its subsidiaries who have met certain eligibility requirements.

Under the 2011 Plan, as amended and restated as of July 1, 2012, eligible employees can purchase, through payroll deductions, shares of common stock at a discount. The right to purchase stock is granted to eligible employees during a quarterly offer period that is established from time to time by the Board of Directors of the Company. Eligible employees cannot accrue the right to purchase more than $25 thousand worth of stock at the fair market value at the beginning of each offer period. Eligible employees also may not purchase more than one thousand five hundred (1,500) shares of stock in any one offer period. The shares are purchased at 85% of the fair market price of the stock on the enrollment date.

	At December 31, 2019
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	$9.08	1,372,055
Equity compensation plans not approved by security holders	-	$-	-
Total	-	$9.08	1,372,055

ITEM 6.	Selected Financial Data

Information requested by this Item is not applicable as we are electing scaled disclosure requirements available to Smaller Reporting Companies with respect to this Item.

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

During 2019, there were five significant factors that impacted the Company’s financial condition and operations:

•

Over the course of the year, tourist arrivals continued to increase in Guam and other islands in the region, excepting the Republic of Palau and the Commonwealth of the Northern Mariana Islands. In Guam, the number of visitors reached its highest level in history, at 1.67 million. An increase of 21.6% in Japanese arrivals was the primary source of this growth, while arrivals from South Korea, although holding relatively stable, with a 0.9% increase, still accounted for 45.2% of all arrivals compared to arrivals from Japan which accounted for 38.9%. The continuing growth in Guam’s tourism industry led to modest improvements in payroll employment and other aspects of the regional economy, enhancing the Bank’s business.

•

The military buildup continues, and substantial funding is being provided for the relocation of U.S. Marines from Okinawa to Guam.  Several contracts, totaling hundreds of millions of dollars, were executed during 2018 and 2019, and additional years of construction and related activity are expected to bring increased investment and income to Guam. There is also a much more modest level of activity in the CNMI, which has been providing help as that economy recovers from highly destructive windstorms. Once completed, the activities that these projects support will provide a sustained contribution to both economies.

•

Many of Guam’s resident construction workers have been absorbed by military construction projects, and the disinclination of the U.S. Department of Homeland Security to issue H-2B visas to temporary foreign construction workers has brought work on civilian projects nearly to a standstill. The resulting difficulty building new structures in the civilian community as existing structures age and are taken out of service has distorted Guam’s real estate market, causing real estate prices to rise. In addition, many investment opportunities in the private sector that would have brought outside funds into the local economy have been lost, slowing the pace of Guam’s economic growth. Early in 2019, the Department of Homeland Security implemented a one-year moratorium on bring temporary workers from the Philippines, historically the primary source of temporary construction workers for Guam and the Northern Mariana Islands, into the United States.

•

The Commonwealth of the Northern Mariana Islands experienced two typhoons during 2018, and sustained substantial damage to housing, commercial buildings and public facilities. Bank of Guam offered the temporary suspension of loan payments in order to help the CNMI recover. Repairs to reconstruction of the islands’ infrastructure and superstructure continue through the date of this filing. The reconstruction efforts provided an opportunity for the Bank to expand its loan portfolio there by 29.8%.

•

The sustained strength of the economy in the San Francisco Bay area provided continuing opportunities to expand the Bank’s business there, leading to an increase of 6.3% in the California region’s loan portfolio, supplementing the growth in loans in the Commonwealth of the Northern Mariana Islands, 12.0% in The Freely Associated States of Micronesia, and 1.0% in the Guam market supporting an overall growth of 5.4% in the total loan portfolio. The 3.2% increase in the Bank’s asset base reflected an 87.3% rise in other assets, primarily due to the adoption of ASU 2016-02 Leases on January 1, 2019, offset by a 4.9% reduction of our investment portfolio, and a 15.0% reduction in our cash and cash equivalents and restricted cash. The 2.6% increase in total liabilities during the year, including a 0.1% increase in total deposits, was supplemented by the 10.7% increase in our stockholders’ equity.

For the year ended December 31, 2019, net income attributable to common stockholders was $15.6 million, or $1.62 per basic and diluted common share. For the year ended December 31, 2018, net income was $12.3 million, or $1.28 per basic and diluted common share. For the year ended December 31, 2017, net income was $8.0 million, or $0.86 per basic and diluted common share.

The returns on average assets and average equity for the year ended December 31, 2019, were 0.83% and 10.23%, respectively, compared to 0.67% and 8.86%, respectively, for 2018. The equity to asset ratios for the same periods were 8.41% and 7.84%, respectively, while the dividend payout ratios were 27.30% and 34.27%, respectively. As provided in the 2017 Form 10-K that was filed with the Securities and Exchange Commission on June 29, 2018, the returns on average assets and average equity for the year ended, were 0.44% and 6.24%, respectively. For that year, the equity to assets ratio and dividend payout ratio were 7.03% and 49.98%, respectively.

The following are major factors that impacted the Company’s results of operations:

•

Net interest income increased 2.8% to $90.4 million for the year ended December 31, 2019, from $87.9 million for the year ended December 31, 2018, due to a $2.9 million increase in interest income, offset by an increase of $374 thousand in interest expense.

•

The net interest margin increased 14 basis points to 4.93% for the year ended December 31, 2019, compared with 4.79% for the year ended December 31, 2018. The increase in the net interest margin for 2019 compared to 2018 was primarily due to a 25 basis point increase in the average yield on our securities portfolio and a 53 basis point increase in the average yield on our deposits with other financial institutions; the average rates that we paid on deposits increased by 0.4 basis points.

•

The provision for loan losses was $9.8 million for the year ended December 31, 2019, $3.1 million lower than the provision during 2018. The 2019 provision was decreased to reflect the decreasing consumer and residential mortgage portfolios, the decrease in consumer loan charge offs, and no additional provisions were needed for the two commercial borrowers in bankruptcy.  The provision is deemed by management to provide a sufficient allowance for loan losses due to the higher risk to the overall loan portfolio and to net losses of $5.7 million during the year, including $6 thousand assigned to the reserve for off-balance sheet risk.

•

Non-interest income was $17.7 million for the year ended December 31, 2019, $2.0 million more than the $15.7 million for the year ended December 31, 2018. The increase in non-interest income in 2019 compared to 2018 were primarily due to the $347 thousand in net investment securities gains in 2019 compared to the $593 thousand in net losses in 2018, the $606 thousand increase in net cardholder income. The gain on the sale of investment securities occurred due to a need to replenish our liquidity after large withdrawals and funds transfers during the third quarter.

•

Non-interest expense was $76.5 million for the year ended December 31, 2019, compared to $75.0 million for the year ended December 31, 2018. The increase of 2.0%, primarily due to an increase of $1.2 million in equipment and depreciation expense, an additional $1.1 million in occupancy expense, and a rise of $541 thousand in other real estate owned, partially offset by a $565 thousand decrease in telecommunications expense, a reduction of $441 thousand in the FDIC assessment, and a fall of $312 thousand in salaries and employee benefits.

•

The 25.8% increase of net after tax income to $16.2 million in 2019 compared to $12.8 million 2018 was due to the $2.5 million increase in net interest income, the $2.0 million increase in non-interest income, and a reduction of $3.1 million in our provision for loan losses, partially offset by the $1.5 million increase in non-interest expense and the $2.7 million increase in income tax expense.

The following are important factors in understanding our current financial condition and liquidity position:

•

Cash, interest-bearing deposits in other banks, and investment securities available-for-sale collectively decreased by $27.3 million (5.1%), to $508.8 million, at December 31, 2019, from $536.1 million at December 31, 2018. This decrease in liquid assets is due to a decrease of $28.0 million in interest bearing deposits in other banks, a fall of $3.9 million in securities available-for-sale, partially offset by a $4.6 million increase in cash.

•

Total assets increased by $61.4 million or 3.2%, from $1.89 billion at December 31, 2018, to $1.95 billion at December 31, 2019. This increase was composed of a $63.1 million or 5.2% increase in net loans (net of deferred fees and the allowance for loan losses) to $1.28 billion at December 31, 2019, compared to $1.21 billion at December 31, 2018, and a $38.9 million increase in other assets, partially offset by a decrease of $23.4 million in cash and cash equivalents to $131.7 million at December 31, 2019 compared to $155.1 million at December 31, 2018, and a decrease in investment securities by $22.0 million. The increase in loans was primarily attributable to an increase of $101.2 million in gross commercial loans, to $945.5 million at the end of 2019 compared to $844.4 million a year earlier, partially offset by a decrease of $33.7 million in gross consumer loans, to $360.5 million at December 31, 2019, from $394.2 million at December 31, 2018, and the increase in other assets during the period is largely attributed to the adoption of ASU 2016-02 – “Leases” on January 1, 2019, in which the Company recognized right-of-use assets of $32.8 million upon adoption, and had a remaining balance of $29.9 million at December 31, 2019. The contra to the increase of total assets, total liabilities increased by $45.4 million, to $1.79 billion at December 31, 2019, based upon an increase of $1.1 million in total deposits from the previous year end, coupled by an increase of $14.7 million in subordinated debt that the Company issued on June 27, 2019, and a $29.6 million increase in other liabilities. The increase in other liabilities is the result of adoption of ASU 2016-02 – “Leases”, in which the Company recognized lease liabilities of $32.7 million, and had a remaining balance of $30.2 million at December 31, 2019. Enhancing the effect of the increase in total liabilities, total stockholders’ equity increased by $15.9 million, composed of the $12.2 million increase in retained earnings, a $3.4 million improvement in accumulated other comprehensive loss, and a $264 thousand increase in additional paid-in common stock.

•	Classified assets increased to $77.7 million at December 31, 2019, compared to $74.5 million at December 31, 2018.
•

The allowance for loan losses at December 31, 2019, was $27.9 million, or 2.13% of total gross loans. The allowance for loan losses at December 31, 2018, was $23.8 million, or 1.92% of total gross loans.

•	Nonperforming loans increased by $4.0 million to $11.0 million, or 0.84% of total gross loans, at December 31, 2019, from $7.1 million, or 0.57% of total gross loans, at December 31, 2018.
•	Net loan charge-offs were $5.7 million during the year ended December 31, 2019, as compared to the $6.4 million in net charge-offs for the year ended December 31, 2018.
•

The ratio of noncore funding of $14.2 million (which consists of $250,000 and over time deposits plus short-term borrowings) to total assets was 0.73% at December 31, 2019, compared to $14.2 million, or 0.75% of total assets, at December 31, 2018.

•

The loan-to-deposit ratio increased to 75.5% at December 31, 2019, as compared to 71.6% at December 31, 2018, due to total gross loan growth of $67.4 million and the $1.1 million nominal growth in deposits.

•

There are no conditions or events since the notification that management believes have changed the Bank’s category. The Company’s capital ratios significantly exceed regulatory requirements for a well-capitalized financial institution. The leverage ratio of the Company was 8.42%, with a Tier 1 risk-based capital ratio of 12.06%, a total risk-based capital ratio of 14.42%, and a common equity Tier 1 risk-based capital ratio of 11.34% at December 31, 2019, compared to the leverage ratio of 7.99%, with a Tier 1 risk-based capital ratio of 12.40%, a total risk-based capital ratio of 13.66% and a common equity Tier 1 risk-based capital ratio of 11.61% at December 31, 2018. The changes in our capital ratios from December 31, 2018, to December 31, 2019, were due to the retention of $12.2 million in earnings during 2019.

Deposits

The composition and cost of the Bank’s deposit base are important in analyzing the Bank’s net interest margin and balance sheet liquidity characteristics. The Bank’s depositors are generally located in its primary market area. Depending on loan demand and other funding requirements, the Bank also attracts deposits through its interest rate pricing. The Bank monitors all deposits that may be sensitive to interest rate changes to help ensure that liquidity risk does not become excessive due to deposit migration. Deposits at December 31, 2019, were $1.730 billion, compared to $1.729 billion at December 31, 2018. The 0.1% increase was primarily due to the rise of $65.9 million, or 7.32%, primarily in commercial and government in deposits in Guam, offset by reductions of $45.4 million (13.5%) in the Commonwealth of the Northern Mariana Islands, primarily in government deposits, $19.2 million (4.3%) in the Freely Associated States of Micronesia, primarily due to the disbursement of funds from one large commercial depositor, and $0.3 million (0.5%) in the Bank’s deposits in the California region.

The Bank does not currently accept brokered deposits because it already maintains ample liquidity.

Liquidity

Our liquidity position refers to our ability to maintain cash flows sufficient to fund operations and to meet obligations and other commitments in a timely fashion. We believe that the Bank’s liquidity position is more than sufficient to meet our operating expenses, borrowing needs and other obligations for 2020, and management has tested and determined that, even under severely stressed scenarios, the Bank’s liquidity will be more than adequate to meet our requirements. At December 31, 2019, our liquidity decreased by $27.3 million, 5.1%  of total cash and cash equivalents and available-for-sale investment securities totaling $508.8 million compared to $536.1 million at December 31, 2018. Once the increases in our loan portfolio and other assets were accommodated, the marginal increase in our deposit liabilities and smaller increase in our equity were channeled into a decrease in cash and cash equivalents, and our available-for-sale investment securities. At December 31, 2019, we had $131.7 million in cash and cash equivalents and approximately $168.5 million in available borrowing capacity from various sources, including the Federal Home Loan Bank (“FHLB”), the Federal Reserve Bank of San Francisco (“FRB”), and Federal Funds facilities with several financial institutions. The Bank also had approximately $127.6 million in unpledged securities available at December 31, 2019. Our loan-to-deposit ratio increased to 75.5% at December 31, 2019, compared to 71.6% at December 31, 2018, as our gross loans increased by 5.4% and our deposits increased marginally by 0.1%.

Lending

Our loans originate almost entirely through the branch offices located in our primary market. As the Bank approached a saturation point in our island service area, we expanded our activities in California through our branch in San Francisco. The total loan portfolio remains well diversified with commercial and industrial loans accounting for 21.6% and commercial real estate loans accounting for 45.3% of the total loan portfolio at December 31, 2019. Construction loans rose from 3.2% of the portfolio at December 31, 2018, to 5.4% at December 31, 2019. Residential mortgages and other consumer-related loans accounted for the remaining 27.6% of total loans at December 31, 2019. The increase in gross loans during 2019 compared to 2018 was primarily due to an increase of $101.2 million, or 12.0%, in our commercial loan portfolio, partially offset by a $33.7 million, or 8.6%, decrease in consumer loans. The Bank also had a decrease of $0.1 thousand in loans sold to the Federal Home Loan Mortgage Corporation (“Freddie Mac”) from $189.6 million at December 31, 2018, to $189.5 million at December 31, 2019, but these loans are off-book, except for the value of the associated mortgage servicing rights. The Bank exercises careful selectivity with respect to the types of loans it chooses to originate.

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

After several years of historically low rates the Federal Reserve increased the target Federal Funds Rate by 25 basis points four times during 2018, on March 21, June 13, September 26 and December 19, ending in a target range from 2.25% to 2.50%. In 2019, the target Federal Funds Rate was cut three times on July 31, September 18, and October 30, ending the target range from 1.50% to 1.75%. The decrease in short-term rates did not significantly affect the rates applicable to the Bank’s floating rate loans. Despite the decrease in short-term interest rates, the overall cost of interest-bearing deposits, which represent the Bank’s primary funding source, increased by .04% by the end of 2019, primarily due to issuance of subordinated debt on June 27, 2019. The increase in the level of short-term investments and investment securities has helped the Bank to increase its net interest margin, from 4.79% in 2018 to 4.93% in 2019.

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

During the past several years, the Bank’s principal source of increases in capital has been retained earnings, supplemented by stock purchases through our Employee Stock Purchase Plan, and issuances of common and preferred stock. See Note 14 of Notes to Consolidated Financial Statements in Item 15 of this Annual Report for a description of the Employee Stock Purchase Plan. Since the formation of the Company in 2011, though, the Bank’s assets have grown by 77.0%, prompting the Bank to seek additional sources of capital. Those more traditional sources of additional capital are finally catching up, having increased by 85.1% during the same period. A portion of the increase in capital was derived from the sale of additional common and preferred stock and the issuance of subordinated debt.

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

Distribution, Rate and Yield

The following Distribution, Rate and Yield table presents the average amounts outstanding during 2019 and 2018 for the major categories of the Company’s balance sheet, the average interest rates earned or paid thereon, and the resulting net interest margin on average interest earning assets for the periods indicated. Average balances are based on monthly averages.

	Years Ended December 31,
	2019			2018
	Average Balance	Interest Earned/Paid	Average Yield/Rate	Average Balance	Interest Earned/Paid	Average Yield/Rate
Interest earning assets:
Short term investments[1]	$123,371	$2,218	1.80%	$94,878	$1,202	1.27%
Investment Securities²	443,990	9,674	2.18%	503,180	9,682	1.92%
Loans³	1,267,311	81,013	6.39%	1,239,065	79,158	6.39%
Total earning assets	1,834,672	92,905	5.06%	1,837,123	90,042	4.90%
Noninterest earning assets	112,265			86,959
Total assets	$1,946,937			$1,924,082
Interest-bearing liabilities:
Interest-bearing checking accounts	$260,904	$311	0.12%	$266,061	$318	0.12%
Savings accounts	889,170	1,591	0.18%	921,281	1,676	0.18%
Certificates of deposit	29,769	107	0.36%	32,708	116	0.35%
Subordinated debt	8,601	485	5.64%	-	10	0.00%
Total interest-bearing liabilities	1,188,444	2,494	0.21%	1,220,050	2,120	0.17%
Non-interest bearing liabilities	601,067			559,102
Total liabilities	1,789,511			1,779,152
Stockholders’ equity	157,426			144,930
Total liabilities and stockholders’ equity	$1,946,937			$1,924,082

Net interest income		$90,411			$87,922

Interest rate spread			4.85%			4.73%
Net interest margin			4.93%			4.79%

[1]	Includes interest bearing deposit balances we maintain with other financial institutions and the Federal Reserve Bank of San Francisco.
[2]	Includes all investment securities in the Available-for-Sale and the Held-to-Maturity classifications.
[3]	Includes average balances of non-accrual loans.

The Distribution, Rate and Yield table above sets forth the dollar amounts in interest earned and paid for each major category of interest earning assets and interest-bearing liabilities for the noted periods, as well as their respective yields and costs, and the resulting interest rate spreads and net interest margins.

The Bank’s net interest margin, expressed as a percentage of average earning assets, was 4.93% for 2019, up 14 basis points from 4.79% for 2018, even as average earning assets decreased by 0.1% during the year, from $1.84 billion in 2018 to $1.83 billion in 2019. The reason for the increase in the net interest margin was that our average earning assets generated an increase of $2.9 million, from $90.0 million in 2018 to $92.9 million in 2019, partially offset by the increase in funding costs of 17.6%, from $2.1 million in 2018 to $2.5 million in 2019. Our average loan balances increased by $28.2 million, or 2.3%, and the average yield on the entire loan portfolio remained at 6.39% resulting in an increase of interest earnings on loans by $2.9 million, or 3.2%. Yields on our investment securities portfolio increased by 26 basis points and the yield on short term investments went up by 53 basis points. Average total interest-bearing liabilities decreased by 2.6% during 2019, to $1.19 billion from $1.22 billion the previous year.

Net interest income for the year ended December 31, 2019, increased by $2.5 million, to $90.4 million, compared to $87.9 million a year earlier, primarily due to an increase in interest income derived from the growth in our loan portfolio, supplemented by the increase in earnings on average balances on our short term deposits in other banks, including the Federal Reserve Bank of San Francisco.

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

The following table provides information regarding the changes in interest income and interest expense, attributable to changes in rates and changes in volumes that contribute to the total change in net interest income for the years ending December 31, 2019 and 2018. Variances attributable to both rate and volume changes are equal to the change in rate times the change in average balance and are included below in the average volume column.

	Years Ended December 31, 2019 vs. 2018
	(In thousands)
	Net Change in	Attributable to:
	Interest Income/Expense	Change in Rate	Change in Volume
Interest income:
Short term investments	$1,016	$504	$512
Investment securities	(8)	1,282	(1,290)
Loans	1,855	49	1,806
Total interest income	$2,863	$1,835	$1,028

Interest expense:
Interest-bearing checking accounts	$(7)	$(1)	$(6)
Savings accounts	(85)	(28)	(57)
Certificates of deposit	(9)	2	(11)
Other borrowings	475	-	475
Total interest expense	$374	$(27)	$401

Net interest income	$2,489	$1,862	$627

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

For 2019, the Bank had a provision for loan and credit losses of $9.8 million, which included $6 thousand assigned to the reserve for unfunded credit commitments. The remaining 2019 provision was $3.1 million less than the provision for 2018. The 2019 provision decreased due to no additional provisions being added to the commercial loan borrower that filed for bankruptcy in January 2019 and consumer loan charge-offs decreasing by $1.5 million from 2018. The provision is deemed by management to provide a sufficient allowance for loan losses due to net chargeoffs of $5.7 million during the year, as well as to maintain the allowance for loan losses at a level that is adequate to absorb all reasonably expected future losses and to express management’s perception of risk in the existing loan portfolio, as well as changes in the quality of that portfolio.

The allowance for loan losses represented 2.13% and 1.92% of total gross loans at December 31, 2019 and 2018, respectively. Provisions for loan losses are charged to operating income to bring the allowance for loan losses to a level deemed appropriate by the Bank based on the factors discussed under “Allowance for Loan Losses.”

Non-interest income

The following table sets forth the various components of the Company’s non-interest income:

	Years Ended December 31,		Increase (decrease) 2019 versus 2018
	2019 Amount	2018 Amount	Amount Change	Percent Change
Non-interest income
Service charges and fees	$6,719	$6,550	$169	2.6%
Gain (loss) on sale of investment securities	347	(593)	940	158.5%
Income from merchant services	2,338	2,385	(47)	-2.0%
Income from cardholders, net	1,836	1,230	606	49.3%
Trustee fees	2,673	2,548	125	4.9%
Other income	3,766	3,599	167	4.6%
Total non-interest income	$17,679	$15,719	$1,960	12.5%

While net interest income remains the largest single component of total revenues, non-interest income is an important source, as well. In total, the Bank received $17.7 million in non-interest income during 2019, an increase of $2.0 million from the $15.7 million recorded for 2018. The increase from 2018 to 2019 was primarily due to a $347 thousand net investment securities gains in 2019 compared to the $593 thousand in net losses in 2018, resulting in an improvement of $940 thousand during the period. The sale of securities in 2019 and 2018 were necessitated by a need to supplement the Bank’s liquidity. In addition, there was a $606 thousand increase in our net income from cardholders due to the consolidation of the Bank’s card service provider, resulting in increased interchange revenue.

Non-interest expense

The following table sets forth the various components of the Company’s non-interest expense:

	Years Ended December 31,		Increase (decrease) 2019 versus 2018
	2019 Amount	2018 Amount	Amount Change	Percent Change
Non-interest expense:
Salaries and employee benefits	$36,342	$36,654	$(312)	-0.9%
Occupancy	8,455	7,339	1,116	15.2%
Equipment and depreciation	11,377	10,142	1,235	12.2%
Insurance	1,878	1,759	119	6.8%
Telecommunications	1,394	1,959	(565)	-28.8%
FDIC insurance assessment	889	1,330	(441)	-33.2%
Professional services	2,492	2,686	(194)	-7.2%
Contract services	2,028	1,759	269	15.3%
Other real estate owned	1,237	696	541	77.7%
Stationery and supplies	802	855	(53)	-6.2%
Training and education	997	1,062	(65)	-6.1%
General, administrative and other	8,659	8,786	(127)	-1.4%
Total non-interest expense	$76,550	$75,027	$1,523	2.0%

The following table indicates the percentage of non-interest expense in each category:

	Years Ended December 31,
	2019		2018
	Amount	Percent of Total	Amount	Percent of Total
Non-interest expense:
Salaries and employee benefits	$36,342	47%	$36,654	49%
Occupancy	8,455	11%	7,339	10%
Equipment and depreciation	11,377	15%	10,142	13%
Insurance	1,878	3%	1,759	2%
Telecommunications	1,394	2%	1,959	3%
FDIC insurance assessment	889	1%	1,330	2%
Professional services	2,492	3%	2,686	4%
Contract services	2,028	3%	1,759	2%
Other real estate owned	1,237	2%	696	1%
Stationery and supplies	802	1%	855	1%
Training and education	997	1%	1,062	1%
General, administrative and other	8,659	11%	8,786	12%
Total non-interest expense	$76,550	100%	$75,027	100%

Management considers the control of operating expenses to be a critical element of the performance of the Company and the Bank. As in years past, the Bank has undertaken initiatives to contain its non-interest expense and improve its efficiency. Nevertheless, total non-interest expense was $76.5 million for the year ended December 31, 2019, compared to $75.0 million for the year ended December 31, 2018, an increase of $1.5 million. This increase was largely the result of higher costs associated with equipment and depreciation, from $10.1 million in 2018 to $11.4 million in 2019, the rise in occupancy expense, and an increase in other real estate owned, which went up by $1.1 million, and $541 thousand, respectively. Those increases were primarily offset by a reduction of $565 thousand in telecommunications expense, and a $441 thousand decrease in FDIC insurance assessment.

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

The Bank pays income taxes in Guam and the Commonwealth of the Northern Mariana Islands under a territorial “mirror” of the U.S. Internal Revenue Code, with payments made to the respective territorial governments instead of the U.S. Treasury; there is no equivalent of a state income tax in either of these jurisdictions. The Bank also pays taxes to the governments of the Republic of Palau, the Federated States of Micronesia, the Republic of the Marshall Islands and the State of California. The Bank’s territorial and state income tax expense in 2019 was $5.6 million, as compared to an income tax expense of $2.9 million in 2018. The Tax Cuts and Jobs Act reduced the maximum corporate tax rate from 35% to 21% commencing on January 1, 2018.

The difference in the effective tax rate compared to the combined territorial, foreign and state statutory tax rate of 21% in effect for 2019 is primarily the result of the Bank’s portfolio of tax-exempt loans to the government of Guam totaling $10.2 million and $14.1 million at December 31, 2019 and 2018, respectively. Additionally, there was a one-time impact on total income tax expense and the effective tax rate in 2019 due to a $921 thousand adjustment.

Some items of income and expense are recognized in different years for tax purposes than when applying generally accepted accounting principles, leading to timing differences between the Bank’s actual tax liability and the amount accrued for this liability based on book income. These temporary differences comprise the “deferred” portion of the Bank’s tax expense or benefit, which is accumulated on the Bank’s books as a deferred tax asset or deferred tax liability until such time as they reverse. At the end of the years 2019 and 2018, the Bank had a gross deferred tax asset of $6.8 million and $6.9 million, respectively.

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

In assessing the realization of deferred tax assets at December 31, 2019, based on these factors, the Bank believed that it was more likely than not that the Bank will realize only $7.5 million of the benefits of these deductible differences. Therefore, a valuation allowance of $1.8 million for its deferred tax asset was recorded at December 31, 2019.

In assessing the realization of deferred tax assets at December 31, 2018, the Bank believed that it was more likely than not that the Bank would realize only $6.9 million of the benefits of these deductible differences. Therefore, a valuation allowance of $2.2 million for the deferred tax asset was recorded at December 31, 2018.

Financial Condition

As of December 31, 2019, total assets were $1.95 billion, an increase of 3.2% from $1.89 billion at December 31, 2018. Total securities available-for-sale (at fair value) were $377.1 million, a decrease of 1.0% from $381.0 million at December 31, 2018. The total loan portfolio, net of allowance for loan losses and deferred fees, was $1.27 billion, an increase of $63.1 million, or 5.2% from $1.21 billion at year-end 2018. Interest bearing deposits in banks decreased during 2019, falling to $93.8 million from $121.8 million at the end of 2018. Total deposits were $1.73 billion, an increase of just 0.1% from $1.73 billion at year-end 2018. The Bank had no short-term borrowings at December 31, 2019.

Securities Portfolio

The following table reflects the estimated fair value of Available-for-Sale securities and the amortized cost of Held-to-Maturity securities, for each category for the past two years:

Investment Portfolio

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$75,496	$3	$(64)	$75,435
U.S. government agency pool securities	174,543	42	(1,088)	173,497
U.S. government agency or GSE residential mortgage-backed securities	128,409	181	(392)	128,198
Total	$378,448	$226	$(1,544)	$377,130
Securities Held-to-Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$31,723	$286	$(1)	$32,008
U.S. government agency pool securities	5,727	6	(70)	5,663
U.S. government agency or GSE residential mortgage-backed securities	12,534	67	(68)	12,533
Total	$49,984	$359	$(139)	$50,204

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$100,497	$-	$(1,587)	$98,910
U.S. government agency pool securities	213,055	24	(1,707)	211,372
U.S. government agency or GSE residential mortgage-backed securities	72,735	-	(1,975)	70,760
Total	$386,287	$24	$(5,269)	$381,042
Securities Held-to-Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$38,445	$46	$(88)	$38,403
U.S. government agency pool securities	9,089	3	(80)	9,012
U.S. government agency or GSE residential mortgage-backed securities	20,554	29	(521)	20,062
Total	$68,088	$78	$(689)	$67,477

The amortized cost and fair value of investment securities by contractual maturity at December 31, 2019, are shown below.

	December 31, 2019
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$55,022	$54,980	$19,840	$19,982
Due after one but within five years	26,868	26,838	14,680	14,796
Due after five but within ten years	101,390	101,252	7,172	7,211
Due after ten years	195,168	194,060	8,292	8,215
Total	$378,448	$377,130	$49,984	$50,204

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

Approximately eighty-eight percent of the Bank’s securities at December 31, 2019, were classified under existing accounting rules as “Available-for-Sale” to allow flexibility in the management of the portfolio. Accounting guidance requires Available-for-Sale securities to be marked to fair market value, with an offset to other comprehensive income (loss), a component of stockholders’ equity, recorded on a quarterly basis. The remaining 11.7% of the investment portfolio was in Held-to-Maturity securities, which the Bank is willing and believes it will be able to retain until they mature, and which are recorded on an amortized cost basis.

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

Compared to December 31, 2018, the Bank’s securities portfolio decreased by $22.0 million to 21.9% of total assets at December 31, 2019, from 23.7% at December 31, 2018. The Bank increased its holding of mortgage-back securities by $49.4 million to $140.7 million at December 31, 2019, from $91.3 million at December 31, 2018. During the same period, the Bank’s holdings of U.S. government agency pool securities decreased by $41.2 million, to $179.2 million, and its holdings of U.S. government agency and sponsored enterprise debt securities decreased by $30.2 million, to $107.2 million. The Bank has not used interest rate swaps or other derivative instruments to hedge fixed rate loans or securities to otherwise mitigate interest rate risk.

Loans

The Bank’s loans represent the largest portion of earning assets, substantially greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when assessing the financial condition of the Bank and the Company.

Gross loans represented 66.9% of total assets at December 31, 2019, as compared to 65.5% at December 31, 2018. The ratio of gross loans to deposits increased to 75.5% at the end of 2019 from 71.6% at the end of 2018. Demand for loans has strengthened within the Bank’s Northern Mariana and California markets, and was favorable in the Freely Associated States and Guam markets. The 29.8% increase in gross loans outstanding in the Commonwealth of the Northern Mariana Islands is due to the growth in commercial & Industrial loans, commercial mortgage loans and in commercial construction loans, while the 12.0% growth in the Freely Associated States and Guam is primarily due to new commercial & industrial loans, and the 6.3% growth in California is due to continuing strength in the economy there.

The Loan Distribution table that follows sets forth the Bank’s gross loans outstanding, deferred fee income amortized over the life of some loans, the allowance for loan losses and the percentage distribution in each loan category at the dates indicated.

Loan Portfolio

	December 31,
	2019		2018
	Amount	Percent	Amount	Percent
Commercial
Commercial & industrial	$282,426	21.6%	$243,465	19.7%
Commercial mortgage	591,364	45.3%	560,827	45.3%
Commercial construction	71,101	5.4%	39,408	3.2%
Commercial agriculture	664	0.1%	688	0.1%
Total commercial	945,555	72.4%	844,388	68.2%
Consumer
Residential mortgage	124,250	9.5%	138,923	11.2%
Home equity	2,685	0.2%	1,325	0.1%
Automobile	21,631	1.7%	26,686	2.2%
Other consumer loans[1]	211,884	16.2%	227,242	18.3%
Total consumer	360,450	27.6%	394,176	31.8%
Gross loans	1,306,005	100.0%	1,238,564	100.0%
Deferred loan (fees) costs, net	(2,863)		(2,649)
Allowance for loan losses	(27,870)		(23,774)
Loans, net	$1,275,272		$1,212,141

[1]	Comprised of other revolving and installment credit and overdrafts.

About three fourths of the Bank’s loan portfolio is concentrated in commercial loans (which include loans to governments), primarily in commercial real estate, multifamily rentals, hotels and gas stations, with the balance in working capital and equipment financing. These are followed by other consumer loans and residential mortgages. The increase in the Bank’s loan portfolio in 2019 was due to customary loan activity throughout our markets, increases in the commercial mortgage portfolios in the Commonwealth of the Northern Mariana Islands and California region, and the addition of two significant commercial & industrial loans in the Freely Associated States and Guam region.  The Bank’s gross loans were concentrated in Guam and San Francisco, at 83.2% of our gross loan portfolio as of December 31, 2019, compared to 85.3% as of December 31, 2018. The only industry concentration that was considered significant at December 31, 2019, was within our commercial mortgage loan portfolio, which was at 45.3% of total gross loans in 2019 and 2018.

The Bank’s commercial & industrial loans are made for working capital, financing the purchase of equipment and other business purposes. Commercial loans include loans with maturities ranging from thirty days to one year and “term loans” with maturities normally ranging from three to fifteen years. Short- term business loans are generally intended to finance current transactions and typically provide for periodic principal payments, with interest payable monthly. Term loans normally carry floating interest rates, with monthly payments of both principal and interest, but may be amortized over a longer period than the term of the loan, with a balloon payment at the end of the term.

The Bank is an active participant in the Small Business Administration (SBA), State Small Business Credit Initiative (SSBCI), Nor-Cal Financial Development Corp. and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred and Patriot Express Lender Programs. The Bank regularly makes such guaranteed loans, with an outstanding volume of $8.9 million at December 31, 2019.

As of December 31, 2019, commercial and residential real estate loans of $789.4 million consist primarily of adjustable and fixed rate loans secured by deeds of trust or mortgages on commercial and residential property, and comprised 60.4% of the total loan portfolio. The Bank’s commercial mortgages at December 31, 2019, consist of $591.4 million, or 45.3% of gross loans. Commercial construction loans comprise $71.1 million, or 5.4%, of gross loans. Residential mortgages, including home equity loans, were $126.9 million, or 9.7% of gross loans. Properties securing the commercial and residential real estate loans are located in the Bank’s primary markets, which include the San Francisco Bay area.

The Bank’s commercial real estate loans consist primarily of loans based on the borrower’s cash flow and are secured by deeds of trust or mortgages on commercial and residential property to provide a secondary source of repayment. The Bank generally restricts commercial real estate term loans to no more than the lower of 75% of the property’s appraised value or the purchase price of the property, whichever is lower, during the initial underwriting of the credit, depending on the type of property and its utilization. The Bank offers both fixed and floating rate loans. Maturities on commercial real estate loans are generally ten to fifteen years (with amortization up to thirty years and a balloon payment due at maturity), and maturities on residential mortgage loans are typically between 15 and 30 years, with many of those loans sold to the Federal Home Loan Mortgage Corporation with the retention of servicing rights. SBA and certain other real estate loans that can be sold in the secondary market may be granted for longer maturities.

The Bank’s construction loans primarily finance the development and construction of commercial and residential properties. The Bank uses underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or availability of permanent mortgage financing prior to making the construction loan. Construction loans increased by $31.7 million to $71.1 million at December 31, 2019, from $39.4 million at December 31, 2018.

Additionally, the Bank makes consumer loans for the purpose of financing automobiles, various types of consumer goods, and other personal purposes. Consumer loans generally provide for the monthly payment of principal and interest. Most of the Bank’s consumer loans are either unsecured, secured by the personal property being purchased or, in the case of home equity loans, real property.

At December 31, 2019, total gross loans had increased during the year by $67.4 million, or 5.4%, to $1.31 billion from $1.24 billion at December 31, 2018. The increase was largely attributed to a $101.2 million increase in commercial loans to $945.5 million at December 31, 2019, from $844.4 million at December 31, 2018. This was primarily due to increases in commercial & industrial loans $39.0 million, commercial mortgage loans $30.5 million and commercial construction loans $31.7 million.  The increase was partially offset by a $15.4 million decrease during 2019 in other consumer loans, $14.7 million in residential mortgage and $5.1 million in automobile loans.

At December 31, 2019, loans outstanding were comprised of approximately 69.11% variable rate loans and 30.89% fixed rate loans.

Since it first opened in 1972, the Bank has expanded its operations and its branch network, first in Guam, then in the other islands of our region and in San Francisco, California. In the interests of enhancing performance and stability through market and industry diversification, the Bank has increased its focus on growth in the San Francisco area in recent years, adding personnel with experience and expertise in the Bay Area. The following table provides figures for gross loans in the Bank’s administrative regions for the years ending December 31, 2019, and 2018:

	At December 31,
	2019	2018
Guam	$704,443	$697,722
Commonwealth of the Northern Mariana Islands	$117,226	$90,291
The Freely Associated States of Micronesia *	$102,665	$91,640
California	$381,671	$358,911
Total	$1,306,005	$1,238,564

*	The Freely Associated States are comprised of the Federated States of Micronesia (Chuuk, Kosrae, Pohnpei and Yap), the Republic of Palau and the Republic of the Marshall Islands.

As the table indicates, the Bank’s total gross loans increased by 5.5% during 2019. Total loans in the Commonwealth of the Northern Mariana Islands increased by $26.9 million, or 29.8%, accounting for the largest source of total portfolio growth during 2019.  Loan growth in California was second, with growth at $22.8 million, or 6.3%. These two regions account for 73.7% of total loan growth in 2019. The economy in the Commonwealth of the Northern Mariana Islands is recovering from two major typhoons during 2018, which has increased demand for credit funding.

Loan Maturities

The following table presents the maturity distribution of the Bank’s loans as of December 31, 2019. The table also shows the distribution of such loans between those with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the New York prime rate, as reflected in The Wall Street Journal, and the Bank of Guam prime rate.

	At December 31, 2019
	Due in Less Than 1 Year	Due in More Than 1 Year But Less Than 5 Years	Due in More Than 5 Years	Non-Accrual	Total
	(Dollars in thousands)
Commercial loans	$13,261	$325,926	$587,680	$18,687	$945,554
Residential mortgages	389	9,262	113,915	3,370	126,936
Consumer loans	18,372	130,798	84,139	206	233,515
Total	$32,022	$465,986	$785,734	$22,263	$1,306,005

Variable rate loans	$12,865	$253,103	$618,317	$18,345	$902,630
Fixed rate loans	19,157	212,883	167,417	3,918	403,375
Total	$32,022	$465,986	$785,734	$22,263	$1,306,005

Loan Servicing

As of December 31, 2019 and 2018, there were $189.5 million and $189.6 million, respectively, in Federal Home Loan Mortgage Corporation loans that were serviced by the Bank.

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

Nonperforming assets are comprised of the following: loans for which the Bank is no longer accruing interest; restructured loans that are more than 90 days past due; loans 90 days or more past due and still accruing interest (although they are generally placed on non-accrual when they become 90 days past due, unless they are both well-secured and in the process of revision or collection); and other real estate owned (“OREO”) that is acquired through foreclosures. Management’s classification of a loan as “non-accrual” is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan. At that point, the Bank stops accruing interest income, and reverses any uncollected interest that had previously been accrued. These loans may or may not be collateralized, and collection efforts are pursued. The Bank begins recognizing interest income again only as cash interest payments are received and it has been determined that the collection of all outstanding principal is no longer in doubt. Loans may be restructured by management when a borrower has experienced some change in financial status causing an inability to meet the original repayment terms and where the Bank believes the borrower will eventually overcome those circumstances and make full repayment. OREO consists of properties acquired by foreclosure or similar means that management is offering or will offer for sale. Total OREO, net of OREO reserves, was $6.0 thousand at December 31, 2019, compared to $1.5 million at December 31, 2018. The decrease in OREO is primarily due to the charge off of two foreclosed properties in California in order to meet regulatory requirements.

Nonperforming Assets

The following table provides information about nonperforming assets by asset type as of December 31, 2019 and 2018:

	December 31,
	2019	2018
	(Dollars in Thousands)
Nonperforming Assets:
Non-accrual loans past due 30 days or more	$9,244	$5,089
Loans past due 90 days or more still accruing	17,493	1,984
Restructured loans past due 30 days – not included above	77	-
Other Real Estate Owned, gross	8	1,543
Total Nonperforming Assets	$26,822	$8,616

The following table provides information about nonperforming loans by loan type:

	December 31,
	2019	2018
	(Dollars in Thousands)
Nonperforming Loans:
Commercial:
Commercial & industrial	$4,076	$544
Commercial mortgage	2,966	1,471
Commercial construction	-	-
Commercial agriculture	-	-
Total commercial	7,042	2,015
Consumer:
Residential mortgage	2,227	3,471
Home equity	-	91
Automobile	93	136
Other consumer [1]	1,671	1,360
Total consumer	3,991	5,058
Total nonperforming loans	$11,033	$7,073

[1]	Comprised of other revolving and installment credit and overdrafts.

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

The Bank’s allowance for loan losses increased by $4.1 million to $27.9 million during 2019 from $23.8 million at the end of 2018. The increase in the allowance for loan losses in 2019 was based primarily on net losses in our loan portfolio, particularly in consumer loans, and specific reserves for two commercial borrowers that filed for Bankruptcy in 2019, and management’s periodic reevaluation of the overall portfolio’s inherent risk. The Bank had $7.9 million in charge-offs in 2019, which were partially offset by recoveries of previously charged-off loans of $2.2 million. $1.0 million of 2019 charged off loans was from one of the commercial loan borrowers that filed for Bankruptcy in April 2019. The $1.0 million charge off was offset from the specific reserve for that borrower.

Net loans charged-off includes the realization of losses in the portfolio that were partially recognized previously through provisions for loan losses and write-downs of loan principal valuations. Net charge-offs were $5.7 million in 2019, compared to $6.4 million in 2018. The 2019 net was lower primarily due to lower charge-offs in the consumer loan portfolio. Historical net loan charge-offs are not necessarily indicative of the amount of net charge-offs that the Bank will realize in the future.

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

The following table summarizes the distribution of deposits for the periods indicated:

	December 31,
	2019	2018
	(Dollars in Thousands)
Non-interest bearing deposits	$582,967	$538,168
Interest bearing deposits:
Demand deposits	278,914	281,582
Regular savings	627,596	670,640
Time deposits:
$250,000 or more	14,201	14,201
Less than $250,000	17,797	21,986
Other interest bearing deposits	208,431	202,246
Total interest bearing deposits	1,146,939	1,190,655
Total Deposits	$1,729,906	$1,728,823

The Bank gathers deposits from among the communities it serves. The Bank’s business is not generally seasonal in nature, and the Bank is not primarily dependent upon funds from sources outside the United States of America, but approximately 24.7% of its deposit base at December 31, 2019, is acquired in the Micronesian islands that are politically organized in free association with the United States and use the U.S. dollar as their currency. At December 31, 2019 and 2018, 31.5% and 33.2% of deposits, respectively, were from domestic and foreign government sources.

Non-interest and low interest-bearing demand deposits increased by $42.1 million, or 5.1%, to $861.9 million at December 31, 2019, compared to $819.7 million at December 31, 2018. Other interest bearing deposits, which are comprised of time deposit open accounts, increased by $6.2 million, or 3.1%, to $208.4 million at December 31, 2019, compared to $202.2 million at December 31, 2018.

As mentioned earlier, the Bank has expanded its operations and its branch network since it first opened in 1972, first in Guam, then in the other islands of our region and in San Francisco, California. As time has passed, the Bank has gathered market share in each of the islands. In recent years, in order to diversify its geographic market, the Bank has increased its focus on growth in the San Francisco area. The following table provides figures for deposits in the Bank’s administrative regions for the years ending December 31, 2019, and 2018:

	At December 31,
	2019	2018
Guam	$966,217	$900,273
Commonwealth of the Northern Mariana Islands	$289,605	$334,987
The Freely Associated States of Micronesia *	$427,786	$447,011
California	$46,298	$46,552
Total	$1,729,906	$1,728,823

*	The Freely Associated States are comprised of the Federated States of Micronesia (Chuuk, Kosrae, Pohnpei and Yap), the Republic of Palau and the Republic of the Marshall Islands.

During 2019, deposits increased by a total of $1.1 million. Deposits in Guam of which $65.9 million was in our Guam Branches, largely offset by $45.4 million our Commonwealth of the Northern Mariana Islands branches, $19.2 million in the Freely Associated States branches, and $0.3 million in the California region. Overall, the Bank’s deposit base increased by 0.06% during 2019.

Deposit Maturity Distribution

At December 31, 2019 , the scheduled maturities of time deposits were as follows:

Years ending December 31,
2020	$26,853
2021	1,957
2022	803
2023	261
2024 and thereafter	2,124
Total	$31,998

The Bank provides and services government and business deposit accounts that are frequently more than $250,000 in average balance per account. The account activity for some account types and client types necessitates appropriate liquidity management practices by the Bank to ensure its ability to fund withdrawals.

Off-Balance Sheet Arrangements

In the normal course of business, the Bank makes commitments to extend credit to its customers as long as there are no violations of any conditions established in the associated contractual arrangements. These commitments are obligations that represent a potential credit risk to the Bank, yet are not reflected in any form within the Company’s consolidated balance sheets other than in a modest contingency reserve against those commitments. Total unused commitments to extend credit were $157.5 million at December 31, 2019 , as compared to $163.8 million at December 31, 2018. Unused commitments represented 12.1% of outstanding gross loans at December 31, 2019 and 13.2% at December 31, 2018.

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

The following table presents the Bank’s commitments to extend credit for the periods indicated:

	December 31,
	2019	2018
Commitments to extend credit	$157,463	$163,802

Letters of credit:
Standby letters of credit	$58,182	$55,418
Commercial letters of credit	513	3,070
Total	$58,695	$58,488

Contractual Obligations

The Bank utilizes facilities, equipment and land under various operating leases with original terms ranging from 1 to 99 years.

The following table provides the maturities of lease liabilities at December 31, 2019:

	Operating Leases (a)	Finance Leases	Total
2020	$3,426	$-	$3,426
2021	3,221	-	3,221
2022	2,700	-	2,700
2023	2,486	-	2,486
2024	2,334	-	2,334
After 2024	40,238	-	40,238
Total lease payments	$54,405	$-	$54,405
Less: Interest (b)	24,246	-	24,246
Present value of lease liabilities (c)	$30,159	$-	$30,159

Note: For leases commencing prior to 2019, minimum lease payments exclude payments to landlords for real estate taxes and common area maintenance.

(a)	Operating lease payments include $25.9 million related to options to extend lease terms that are reasonably certain of being exercised.
(b)	Calculated using the incremental borrowing rate based on the lease term for each lease.
(c)	Includes the current portion of $2.4 million for operating leases.

The Bank leases certain facilities from two separate entities in which two of its directors have separate ownership interests. Lease payments made to these entities during the years ended December 31, 2019, and 2018, approximated $354 thousand, and $350 thousand, respectively.

Additionally, the Bank leases office space to third parties, with original lease terms ranging from 1 to 3 years and option periods ranging up to 12 years. At December 31, 2019, minimum future rents to be received under non-cancelable operating sublease agreements were $34 thousand, and $8 thousand for the years ending December 31, 2020, and 2021, respectively. Although it is possible that one or more of these leases will be renewed, there is no certainty upon which to base an estimate.

A summary of rental activities for years ended December 31, 2019, and 2018, is as follows:

	For Years Ended December 31,
	2019	2018
Rent expense	$3,876	$2,915
Total rent expense	$3,876	$2,915

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

At December 31, 2019, the Bank had an increase in gross loans of $67.4 million from December 31, 2018. One of the measures of liquidity is our loan-to-deposit ratio, based upon gross loans, which increased to 75.5% at, compared to 71.6% at December 31, 2018. Each calendar quarter, the Bank performs a six-month cash flow analysis to ensure that it will have sufficient liquidity to meet all of its potential cash obligations under a worst-case scenario, and maintains more than adequate liquidity under those hypothetical conditions.

FHLB, FRB and Other Borrowings and Available Lines of Credit

The Bank has off-balance sheet liquidity in the form of Federal Funds purchase arrangements with correspondent banks, as well as collateralized borrowing arrangements with the FHLB and the FRB. The Bank can borrow from the FHLB on a short-term (typically overnight) or long-term (more than one year) basis. At December 31, 2019, the Bank had no long-term borrowings. The Bank had an available line of credit of $131.2 million with the FHLB of Des Moines at December 31, 2019.

The Bank can also borrow from the FRB’s discount window. It had $20.9 million of investment securities pledged to the FRB San Francisco as collateral on an available line of credit of $20.3 million at December 31, 2019, none of which credit was outstanding.

At December 31, 2019, the Bank had arrangements for Federal Funds purchases of up to a total of $17.0 million from three of its U.S. correspondent financial institutions. The Bank had no Federal Funds purchases outstanding at December 31, 2019 and 2018.

At December 31, 2019, the Company had no other borrowed funds.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2019 and 2018, that the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2019, the Bank’s capital ratios each exceeded the FDIC’s well capitalized standards under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The new capital standards under the U.S. adoption of Basel III establish a capital conservation buffer, which must consist entirely of common equity Tier 1 capital. The capital conservation buffer was fully phased-in on January 1, 2019. The buffer was 0.625% of risk-weighted assets for 2016, 1.25% for 2017, and is 1.875% for 2018, and 2.5% for 2019 and thereafter. Failure to meet these standards could result in restrictions on our ability to pay dividends and to pay discretionary bonuses to executive management.

The Company’s actual capital amounts and ratios as of December 31, 2019 and 2018, are presented in the table below.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2019:
Total capital (to Risk Weighted Assets)	$197,000	14.417%	$109,313	8.000%	$136,641	10.000%
Tier 1 capital (to Risk Weighted Assets)	$164,787	12.060%	$81,985	6.000%	$109,313	8.000%
Tier 1 capital (to Average Assets)	$164,787	8.418%	$78,298	4.000%	$97,873	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$155,005	11.344%	$61,489	4.500%	$88,817	6.500%

At December 31, 2018:
Total capital (to Risk Weighted Assets)	$167,732	13.662%	$98,219	8.000%	$122,774	10.000%
Tier 1 capital (to Risk Weighted Assets)	$152,281	12.403%	$73,664	6.000%	$98,219	8.000%
Tier 1 capital (to Average Assets)	$152,281	7.991%	$76,229	4.000%	$95,287	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$142,498	11.607%	$55,248	4.500%	$79,803	6.500%

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

The following table sets forth the estimated changes in the Bank’s net interest income that would result from the designated instantaneous parallel shifts in interest rates noted, as of December 31, 2019. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. (Please note that, in the current interest rate environment, the larger reductions in rates presented in the analysis are unlikely to occur.)

	Increase/(Decrease) in Estimated Net Interest Income
	Amount	Percent
	(Dollars in thousands)
Change in Interest Rates (basis points)
+400	$34,370	40.46%
+300	$26,036	30.65%
+200	$17,703	20.84%
+100	$9,448	11.12%
± 0	$-	0.00%
-100	$(8,177)	-9.62%
-200	$(14,070)	-16.56%
-300	$(17,671)	-20.80%
-400	$(21,270)	-25.04%

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

Fair Value of Securities

In accordance with GAAP, the Bank revalues the Available-for-Sale component of its investment portfolio on a quarterly basis, and records any unrealized gain or loss as an adjustment to other comprehensive income in its equity accounts. Held-to-Maturity securities are recorded at their amortized book value. The Bank also evaluates whether any of its security holdings are Other Than Temporarily Impaired (“OTTI”), but has determined that, as of December 31, 2019, none of its securities are deemed to be OTTI.

Allowance for Loan Losses

The allowance for loan losses is an estimate of the potential losses in our loan portfolio. Our accounting for estimated loan losses was previously discussed in this Item 7 under the heading, “Allowance for Loan Losses.”

Deferred Tax Asset

Our net deferred tax asset arises from temporary differences between the carrying amount of assets and liabilities reported in the financial statements and the amounts used for income tax return purposes. Our accounting for Deferred Tax Asset was previously discussed under the heading “Income Tax Expense”.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

As a financial institution, the Bank’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of the Bank’s assets and liabilities and the market value of all interest-earning assets, other than those which have a short term to maturity. Based upon the nature of the Bank’s operations, the Bank is not subject to significant direct foreign exchange or commodity price risks. The Bank has no market risk sensitive instruments, or any other financial instruments, that are held for trading purposes. As of December 31, 2019, the Bank did not use interest rate derivatives to hedge its interest rate risk.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of December 31, 2019, of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on such evaluation our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management’s Assessment of Internal Control Over Financial Reporting

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design and the testing of the operational effectiveness of the Company’s internal control over financial reporting. Based on management’s assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Pursuant to General Instruction G(3) of Form 10-K, the information required by this Item 10 is incorporated by reference from the information contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2020 Annual Meeting of Stockholders (the “2020 Proxy Statement”) under the sections entitled “Board of Directors – Nominees for Directors,” “Executive Compensation – Executive Officers,” “Board of Directors – Committees, Membership and Meetings,” “Corporate Governance – Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference from the information contained in our 2020 Proxy Statement under the sections entitled “Board of Directors – Committees, Membership and Meetings,” “Board of Directors – Director Compensation” and “Executive Compensation.”

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference from the information contained in our 2020 Proxy Statement under the sections entitled “Beneficial Ownership of Common Stock” and “Executive Compensation – Equity Compensation Plan Information.”

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item 13 is incorporated by reference from the information contained in our 2020 Proxy Statement under the sections entitled “Corporate Governance – Director Independence” and “Transactions with Related Persons.”

ITEM 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference from the information contained in our 2020 Proxy Statement under the section entitled “Ratification of Selection of Independent Registered Public Accounting Firm.”

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

(b) Exhibits

The exhibit list required by this Item is incorporated by reference to the Exhibit Index included in this report.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

3.01	Second Amended and Restated Articles of Incorporation of BankGuam Holding Company (including Certificate of Designation of 5.50% Fixed Rate/Floating Rate Noncumulative Preferred Stock, Series A, of BankGuam Holding Company)	8-K (File No. 000-54483)	3.1	August 26, 2016
3.02	First Amended By-Laws of BankGuam Holding Company	10-Q (File No. 000-54483)	3.03	November 13, 2012
9.01	Voting Trust Agreement dated November 29, 2013 between certain shareholders of BankGuam Holding Company and Lourdes A. Leon Guerrero, as Trustee	10-K (File No. 000-54483)	9.02	March 17, 2014
10.01	Stock Purchase Agreement dated May 27, 2016 between David J. John and BankGuam Holding Company	8-K (File No. 000-54483)	10.01	January 17, 2017
10.02*	Employment Agreement dated January 11, 2017 between Bank of Guam and Francisco M. Atalig	8-K (File No. 000-54483)	10.07	January 17, 2017
10.03*	Exhibits A and B to the Employment Agreement dated January 11, 2017 between Bank of Guam and Francisco M. Atalig	8-K/A (File No. 000-54483)	10.07	January 20, 2017
10.04*	Employment Agreement dated June 27, 2013 between Bank of Guam and William D. Leon Guerrero	10-K (File No. 000-54483)	10.02	March 17, 2014
10.05*	Agreement to Extend Employment Agreement dated May 29, 2018 between William D. Leon Guerrero and Bank of Guam	10-K (File No. 000-54483)	10.08	June 29, 2018
10.06*	Employment Agreement dated April 1, 2019 between Joaquin P.L.G. Cook and Bank of Guam	10-Q (File No. 000-54483)	10.01	May 10, 2019
10.07*	Employment Agreement dated April 1, 2019 between Maria Eugenia H. Leon Guerrero and Bank of Guam	10-Q (File No. 000-54483)	10.02	May 10, 2019

10.08*	BankGuam Holding Company 2011 Amended and Restated Employee Stock Purchase Plan	S-8 (File No. 333-182615)	99.1	July 11, 2012
10.09*	BankGuam Holding Company Stock Service Award Plan	S-8 (File No. 333-196854)	99.1	June 18, 2014
21.01	List of Significant Subsidiaries of the Company	S-1 (File No. 333-220357)	21.01	September 6, 2017
23.01	Consent of Independent Registered Public Accounting Firm				X
31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act - Joaquin P.L.G. Cook				X
31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Francisco M. Atalig				X
32.01	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act				X

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of December 31, 2019 and 2018, (ii) Consolidated Statements of Income for the years ended December 31, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income for the years ended  December 31, 2019 and 2018; (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2019 and 2018; (v) Consolidated Statements of Cash Flows for the years ended  December 31, 2019 and 2018; and (vi) Notes to Consolidated Financial Statements

					X

*	Management contract or compensatory plan or arrangement.
ITEM 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

BANKGUAM HOLDING COMPANY

	BY:	/s/ JOAQUIN P.L.G. COOK
Joaquin P.L.G. Cook
DATE: March 19, 2020		President and Chief Executive Officer

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Name	Title	Date

/s/ JOAQUIN P.L.G. COOK Joaquin P.L.G. Cook	Director, President and Chief Executive Officer (Principal Executive Officer)	March 19, 2020

/s/ FRANCISCO M. ATALIG Francisco M. Atalig	Chief Financial Officer (Principal Financial Officer)	March 19, 2020

/s/ SYMON A. MADRAZO Symon A. Madrazo	Controller (Controller)	March 19, 2020

/s/ WILLIAM D. LEON GUERRERO William D. Leon Guerrero	Chair of the Board	March 19, 2020

/s/ MARIA EUGENIA H. LEON GUERRERO	Executive Vice President and Director	March 19, 2020
Maria Eugenia H. Leon Guerrero

/s/ ROGER P. CROUTHAMEL Roger P. Crouthamel	Corporate Secretary and Director	March 19, 2020

/s/ MARTIN D. LEON GUERRERO Martin D. Leon Guerrero	Treasurer, Assistant Corporate Secretary and Director	March 19, 2020

/s/ PATRICIA P. ADA Patricia P. Ada	Director	March 19, 2020

/s/ FRANCES L.G. BORJA Frances L.G. Borja	Director	March 19, 2020

/s/ Keven F. CAMACHO Keven F. Camacho	Director	March 19, 2020

/s/ JOSEPH CRISOSTOMO Joseph Crisostomo	Director	March 19, 2020

/s/ Mark J. SABLAN Mark J. Sablan	Director	March 19, 2020

/s/ JOHN S. SAN AGUSTIN John S. San Agustin	Director	March 19, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of BankGuam Holding Company.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of BankGuam Holding Company and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

San Diego, California

March 19, 2020

BankGuam Holding Company

Consolidated Statements of Financial Condition

(Dollar and Share Amounts in Thousands, Except Par Value)

	December 31,
	2019	2018
ASSETS
Cash and due from banks	$37,870	$33,279
Interest bearing deposits in banks	93,846	121,816
Total cash and cash equivalents	131,716	155,095
Restricted cash	400	400
Investment in unconsolidated subsidiary	7,443	3,291
Investment securities available-for-sale, at fair value	377,130	381,042
Investment securities held-to-maturity, at amortized cost (Fair Value $50,204 at 12/31/19 and $67,477 at 12/31/18)	49,984	68,088
Federal Home Loan Bank stock, at cost	2,267	2,356
Loans, net of allowance for loan losses ($27,870 at 12/31/19 and $23,774 at 12/31/18)	1,275,272	1,212,141
Accrued interest receivable	5,581	6,221
Premises and equipment, net	19,754	18,471
Other assets	83,515	44,597
Total assets	$1,953,062	$1,891,702

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$582,967	$538,168
Interest bearing	1,146,939	1,190,655
Total deposits	1,729,906	1,728,823
Accrued interest payable	118	137
Subordinated debt, net	14,751	-
Other liabilities	44,044	14,447
Total liabilities	1,788,819	1,743,407
Commitments and contingencies (Note 16)

Stockholders’ equity:
Common stock $0.2083 par value; 48,000 shares authorized; 9,704 and 9,679 shares issued and 9,672 and 9,646 shares outstanding at 12/31/19 and 12/31/18, respectively	2,023	2,017
Preferred stock $100 par value; 300 shares authorized; 9.8 shares issued and outstanding	980	980
Additional paid-in capital, Common stock	24,478	24,214
Additional paid-in capital, Preferred stock	8,803	8,803
Retained earnings	129,576	117,339
Accumulated other comprehensive loss	(1,327)	(4,768)
Common stock in treasury, at cost (32 shares)	(290)	(290)
Total stockholders’ equity	164,243	148,295
Total liabilities and stockholders’ equity	$1,953,062	$1,891,702

The accompanying notes are an integral part of the consolidated financial statements.

BankGuam Holding Company

Consolidated Statements of Income

(Dollar and Share Amounts in Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2019	2018
Interest income:
Loans	$81,013	$79,158
Investment securities	9,674	9,682
Deposits with banks	2,218	1,202
Total interest income	92,905	90,042
Interest expense:
Savings deposits	1,902	1,995
Time deposits	107	115
Other borrowed funds	485	10
Total interest expense	2,494	2,120
Net interest income	90,411	87,922
Provision for loan losses	9,788	12,862
Net interest income, after provision for loan losses	80,623	75,060

Non-interest income:
Service charges and fees	6,719	6,550
Gains (losses) on sale of investment securities	347	(593)
Income from merchant services, net	2,338	2,385
Cardholders income, net	1,836	1,230
Trustee fees	2,673	2,548
Other income	3,766	3,599
Total non-interest income	17,679	15,719
Non-interest expense:
Salaries and employee benefits	36,342	36,654
Occupancy	8,455	7,339
Equipment and depreciation	11,377	10,142
Insurance	1,878	1,759
Telecommunications	1,394	1,959
FDIC assessment	889	1,330
Professional services	2,492	2,686
Contract services	2,028	1,759
Other real estate owned	1,237	696
Stationery and supplies	802	855
Training and education	997	1,062
General, administrative and other	8,659	8,786
Total non-interest expense	76,550	75,027
Income before income taxes	21,752	15,752
Income tax expense	5,601	2,913
Net income	16,151	12,839
Preferred stock dividend	(547)	(546)
Net income attributable to common stockholders	$15,604	$12,293

Earnings per common share:
Basic	$1.62	$1.28
Diluted	$1.62	$1.28
Dividends declared per common share	$0.40	$0.40
Basic weighted average common shares	9,657	9,614
Diluted weighted average common shares	9,657	9,614

The accompanying notes are an integral part of the consolidated financial statements.

BankGuam Holding Company

Consolidated Statements of Comprehensive Income

(Dollar Amounts in Thousands)

	Years Ended December 31,
	2019	2018
Net income	$16,151	$12,839
Other comprehensive income (loss):
Unrealized holding gain (loss) on available-for-sale securities arising during the period, net of tax	3,449	(2,235)
Reclassification for (gain) loss realized on available-for- sale securities	(347)	593
Amortization of post-transfer unrealized holding loss on held-to-maturity securities during the period, net of tax	339	561
Total other comprehensive income (loss)	3,441	(1,081)
Total comprehensive income	$19,592	$11,758

The accompanying notes are an integral part of the consolidated financial statements.

BankGuam Holding Company

Consolidated Statements of Stockholders’ Equity

(Dollar Amounts in Thousands, Except Number of Shares)

	Number of Common Shares	Common Stock	Preferred Stock	Additional Paid-in Capital - Common	Additional Paid-in Capital - Preferred	Retained Earnings	Accumulated Other Comprehensive loss	Treasury Stock	Total
Balances, December 31, 2017	9,413,958	$1,969	$980	$21,472	$8,803	$108,900	$(3,687)	$(290)	$138,147
Comprehensive income:
Net income	-	-	-	-	-	12,839	-	-	12,839
Change in accumulated other comprehensive income:
Unrealized gain on available-for-sale securities	-	-	-	-	-	-	(1,081)	-	(1,081)
Common stock issued under Employee Stock Purchase Plan & Service Awards	14,563	3	-	145	-	-	-	-	148
Common stock issued	217,823	45	-	2,597	-	-	-	-	2,642
Cash dividends on common stock	-	-	-	-	-	(3,854)	-	-	(3,854)
Cash dividends on preferred stock	-	-	-	-	-	(546)	-	-	(546)
Balances, December 31, 2018	9,646,344	2,017	980	24,214	8,803	117,339	(4,768)	(290)	148,295
Comprehensive income:
Net income	-	-	-	-	-	16,151	-	-	16,151
Reclassification related to adoption of new accounting standard	-	-	-	-	-	496	-	-	496
Change in accumulated other comprehensive income:
Unrealized gain on available-for-sale securities	-	-	-	-	-	-	3,441	-	3,441
Common stock issued under Employee Stock Purchase Plan & Service Awards	25,212	6	-	264	-	-	-	-	270
Cash dividends on common stock	-	-	-	-	-	(3,863)	-	-	(3,863)
Cash dividends on preferred stock	-	-	-	-	-	(547)	-	-	(547)
Balances, December 31, 2019	9,671,556	$2,023	$980	$24,478	$8,803	$129,576	$(1,327)	$(290)	$164,243

The accompanying notes are an integral part of the consolidated financial statements.

BankGuam Holding Company

Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

	Years Ended December 31,
	2019	2018
Cash flows from operating activities:
Net income	$16,151	$12,839
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	9,788	12,862
Depreciation	3,905	3,640
Amortization of debt issuance costs	(249)	-
Amortization of fees, discounts and premiums	810	1,263
Loss on sales of other real estate owned, net	(26)	(34)
Proceeds from sales of loans held for sale	20,148	5,670
Origination of loans held for sale	(20,148)	(5,670)
Increase in mortgage servicing rights	74	125
(Gains) losses on sale of investment securities	(347)	593
Realized gains (losses) on sale of premises and equipment	35	(9)
Noncash lease expense	2,674	-
Net change in operating assets and liabilities:
Accrued interest receivable	640	(493)
Other assets	(9,147)	5,250
Accrued interest payable	(19)	6
Lease liability	(2,209)	-
Other liabilities	(562)	2,911
Net cash provided by operating activities	21,518	38,953

Cash flows from investing activities:
Increased investment in unconsolidated subsidiary	(4,090)	-
Purchases of available-for-sale securities	(145,068)	(88,496)
Proceeds from sales of available-for-sale securities	50,094	94,752
Maturities, prepayments and calls of available-for-sale securities	101,769	70,392
Maturities, prepayments and calls of held-to-maturity securities	18,200	21,750
Loan originations and principal collections, net	(72,974)	(15,297)
Income from equity investment in unconsolidated subsidiary	(683)	(527)
Dividends received from unconsolidated subsidiary	621	403
Proceeds (costs) of FHLB stock purchase	89	(53)
Proceeds from sales of other real estate owned	390	280
Proceeds from sales of premises and equipment	44	9
Purchases of premises and equipment	(5,232)	(4,279)
Net cash (used in) provided by investing activities	(56,840)	78,934

Cash flows from financing activities:
Net increase (decrease) in deposits	1,083	(87,309)
Proceeds from issuance of subordinated debt, net	15,000	-
Proceeds from issuance of common stock	270	2,790
Dividends paid	(4,410)	(4,400)
Net cash provided by (used in) financing activities	11,943	(88,919)
Net change in cash, cash equivalents and restricted cash	(23,379)	28,968
Cash, cash equivalents and restricted cash at beginning of period	155,495	126,527
Cash, cash equivalents and restricted cash at end of period	$132,116	$155,495

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,891	$2,103
Income taxes	$5,070	$3,979
Supplemental disclosure of noncash investing and financing activities:
Net change in unrealized loss on held-to-maturity securities, net of tax	$339	$561
Net change in unrealized gain (loss) on available-for-sale securities, net of tax	$3,102	$(1,643)
Other real estate owned transferred to loans, net	$(55)	$(118)
Initial recognition of right-of-use asset	$32,572	$-
Initial recognition of lease liability	$(32,369)	$-

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

Other than holding the shares of the Bank, BGIS and ASC Trust LLC, the Company conducts no significant activities, although it is authorized, with the prior approval of its principal regulator, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), to engage in a variety of activities related to the business of banking. Currently, substantially all of the Company’s operations are conducted and substantially all of the assets are owned by the Bank, which accounts for substantially all of our consolidated revenues, expenses and operating income. The Bank provides a variety of financial services to individuals, businesses and governments through its branches. The Bank’s headquarters is located in Hagåtña, Guam. The Bank currently has eleven branches in Guam, four in the CNMI, four in the FSM, one in the RMI, one in the ROP, and one in San Francisco, California. The Bank’s primary deposit products are demand deposits, savings and time certificate accounts, and its primary lending products are consumer, commercial and real estate loans. On January 15, 2020 the FDIC notified the Bank that they have no objections to the closure of the Tumon and Malesso branches in Guam effective April 3, 2020.

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

Assets held by the Bank’s Trust Department and its sister corporation, BankGuam Investment Services, in a fiduciary capacity are not assets of the Bank, and, accordingly, are not included in the accompanying consolidated financial statements.

The Company’s investment in ASC Trust LLC is accounted for under the equity method of accounting.

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

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand and balances due from banks, Federal Funds sold, cash items in transit and interest bearing deposits with other banks. The Bank is required by the Federal Reserve System to maintain cash reserves against certain of its deposit accounts. At December 31, 2019 and 2018, the required combined reserves totaled approximately $40.7 million and $39.2 million, respectively.

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

During the years ended December 31, 2019 and 2018, the Bank originated and sold approximately $20.1 million and $5.7 million, respectively, of the above-mentioned loans.

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

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued (See Note 23). The Company recognizes in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing the financial statements. The Company’s financial statements do not recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date and before financial statements are available to be issued.

The Company has evaluated subsequent events through the date that these consolidated financial statements are being filed with the Securities and Exchange Commission.

Note 3 – Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, a new Topic which, as modified by ASU 2018-10 and ASU 2018-12, is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements on the basis that it is important that users of financial statements have a complete and understandable picture of an entity’s leasing activities. These ASUs were effective January 1, 2019, with early adoption permitted. The Company adopted ASC 842 on its effective date and has elected to not restate prior periods, presenting the cumulative effect of applying the new standard within the opening balance of retained earnings on January 1, 2019. The new standard allows for several transition practical expedients. The Company has chosen to elect the package of practical expedients, which permits the Company to forgo reassessing lease identification, lease classification, and initial direct costs. The Company will apply the hindsight practical expedient when evaluating the lease term and assessing impairment of Right of Usage (“ROU”) assets. The Company also elected to combine the lease and non-lease components, such as maintenance fees, as a single lease component and elected to use the remaining lease term instead of total lease term in determining the incremental borrowing rate. The Company has made an accounting policy election to not recognize lease liabilities and ROU assets for short-term leases, which are leases with initial terms of 12 months or less and for which there is not a purchase option that is reasonably certain to be exercised. All leases within the Company’s portfolio are classified as operating leases. On adoption, the Company recognized ROU assets and lease liabilities for operating leases of $32.6 million and $32.4 million, respectively, with no cumulative effect in retained earnings, which are included in other assets and other liabilities on the accompanying consolidated statements of financial condition.

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

Note 4 – Interest-Bearing Deposits and Restricted Cash

The Company had $94.2 million and $122.2 million in interest bearing deposits, including restricted cash, at other financial institutions at December 31, 2019 and 2018, respectively. The weighted average percentage yields on these deposits were 1.55% and 2.40% at December 31, 2019 and 2018, respectively. Interest bearing deposits with financial institutions can be withdrawn by the Bank on demand, and are considered cash equivalents for purposes of the consolidated statements of financial condition and cash flows.

At both December 31, 2019 and 2018, we had $400 thousand of restricted cash held in time deposits that were scheduled to mature within one year. Of these deposits, $150 thousand are held by the Bank jointly under the names of Bank of Guam and the Guam Insurance Commissioner, and serve as a bond for the Bank of Guam Trust Department, and $250 thousand are held by Bank of Guam, and are pledged for Banker’s Loan Processing (BLP) program with Pacific Coast Bankers Bank in California. The weighted average percentage yields on these restricted cash deposits were 1.86% and 1.49% at December 31, 2019 and 2018, respectively.

Note 5 – Investment Securities

The amortized cost and estimated fair value of investment securities, with gross unrealized gains and losses, were as follows:

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$75,496	$3	$(64)	$75,435
U.S. government agency pool securities	174,543	42	(1,088)	173,497
U.S. government agency or GSE residential mortgage-backed securities	128,409	181	(392)	128,198
Total	$378,448	$226	$(1,544)	$377,130
Securities Held-to-Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$31,723	$286	$(1)	$32,008
U.S. government agency pool securities	5,727	6	(70)	5,663
U.S. government agency or GSE residential mortgage-backed securities	12,534	67	(68)	12,533
Total	$49,984	$359	$(139)	$50,204

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$100,497	$-	$(1,587)	$98,910
U.S. government agency pool securities	213,055	24	(1,707)	211,372
U.S. government agency or GSE residential mortgage-backed securities	72,735	-	(1,975)	70,760
Total	$386,287	$24	$(5,269)	$381,042
Securities Held-to-Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$38,445	$46	$(88)	$38,403
U.S. government agency pool securities	9,089	3	(80)	9,012
U.S. government agency or GSE residential mortgage-backed securities	20,554	29	(521)	20,062
Total	$68,088	$78	$(689)	$67,477

At December 31, 2019 and 2018, investment securities with a carrying value of $299.5 million and $282.4 million, respectively, were pledged to secure various government deposits and other government requirements.

Proceeds and gross realized gains (losses) from the sales or calls of investment securities for the years ended December 31, 2019 and 2018, are shown below:

	Years Ended December 31,
	2019	2018
Proceeds from sales	$50,094	$94,752
Gross realized gains from sales	$347	$-
Gross realized losses from sales	$-	$(593)

The amortized cost and estimated fair value of investment securities by contractual maturity at December 31, 2019 and 2018, are shown below.  Actual maturities may differ from contractual maturities because issuers may have the right to call or borrowers the right to prepay obligations with or without call or prepayment penalties. At December 31, 2019, obligations of U.S. government corporations and agencies with amortized costs totaling $428.4 million consist predominantly of Small Business Administration agency pool securities totaling $180.3 million and residential mortgage-backed securities totaling $140.9 million whose contractual maturity, or principal repayment, will follow the repayment of the underlying small business loans or mortgages.  For purposes of the following table, the entire outstanding balance of these SBA Pools and mortgage-backed securities issued by U.S. government corporations and agencies is categorized based on final maturity date. At December 31, 2019, the Bank estimates the average remaining life of these SBA Pools and mortgage-backed securities to be approximately 2.7 years and 4.0 years, respectively.

	December 31, 2019
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$55,022	$54,980	$19,840	$19,982
Due after one but within five years	26,868	26,838	14,680	14,796
Due after five but within ten years	101,390	101,252	7,172	7,211
Due after ten years	195,168	194,060	8,292	8,215
Total	$378,448	$377,130	$49,984	$50,204

	December 31, 2018
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$19,996	$19,739	$11,975	$11,911
Due after one but within five years	83,671	82,323	32,511	32,512
Due after five but within ten years	98,465	97,339	13,995	13,769
Due after ten years	184,155	181,641	9,607	9,285
Total	$386,287	$381,042	$68,088	$67,477

For the years ended December 31, 2019 and 2018, proceeds from sales of available-for-sale securities amounted to $50.1 million and $94.8 million, respectively; gross realized gains were $347 thousand, and gross realized losses were $0 and $593 thousand, respectively; gross unrealized gains were $226 thousand and $24 thousand, respectively, and gross unrealized losses were $1.5 million and $5.3 million, respectively.

Temporarily Impaired Securities

The following table indicates the gross unrealized losses and fair value of the Bank’s investments, with unrealized losses that are not deemed to be OTTI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2019 and 2018.

	December 31, 2019
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value
Securities Available for Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(8)	$15,008	$(56)	$50,426	$(64)	$65,434
U.S. government agency pool securities	(19)	15,619	(1,069)	144,607	(1,088)	160,226
U.S. government agency or GSE residential mortgage-backed securities	(200)	60,439	(192)	21,414	(392)	81,853
Total	$(227)	$91,066	$(1,317)	$216,447	$(1,544)	$307,513

Securities Held to Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(1)	$2,010	$-	$-	$(1)	$2,010
U.S. government agency pool securities	-	-	(70)	3,767	(70)	3,767
U.S. government agency or GSE residential mortgage-backed securities	(3)	3,483	(65)	5,014	(68)	8,497
Total	$(4)	$5,493	$(135)	$8,781	$(139)	$14,274

	December 31, 2018
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value
Securities Available for Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$-	$-	$(1,587)	$98,910	$(1,587)	$98,910
U.S. government agency pool securities	(217)	32,633	(1,490)	157,403	(1,707)	190,036
U.S. government agency or GSE residential mortgage-backed securities	(116)	12,679	(1,859)	58,081	(1,975)	70,760
Total	$(333)	$45,312	$(4,936)	$314,394	$(5,269)	$359,706

Securities Held to Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(12)	$4,918	$(76)	$8,954	$(88)	$13,872
U.S. government agency pool securities	(62)	6,609	(18)	2,232	(80)	8,841
U.S. government agency or GSE residential mortgage-backed securities	(25)	5,219	(496)	12,330	(521)	17,549
Total	$(99)	$16,746	$(590)	$23,516	$(689)	$40,262

The Bank does not believe that the investment securities that were in an unrealized loss position as of December 31, 2019, which comprised a total of 132 securities, were other than temporarily impaired. Specifically, the 132 securities are comprised of the following: 84 Small Business Administration (SBA) Pool securities, 15 mortgage-backed securities issued by Government National Mortgage Association (GNMA),  10 U.S. Treasuries, 15 mortgage-backed securities and 1 agency security issued by Federal National Mortgage Association (FNMA), 2 agency securities issued by Federal Home Loan Bank (FHLB) 4 mortgage-backed securities issued by Federal Home Loan Mortgage Corporation (FHLMC), and 1 agency security issued by Federal Farm Credit Banks (FFCB).

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

Investment in Unconsolidated Subsidiary

In May 2016, the Company entered into a Stock Purchase Agreement to acquire 25% of ASC Trust LLC. In July 2016, subsequent to the approval of the Federal Reserve Bank of San Francisco in June 2016, the purchase was executed. The Company took on $3.5 million in subordinated debt in connection with the purchase to finance the transaction, which debt has since been retired.

On July 1, 2019, with the approval of the Federal Reserve Bank of San Francisco, the Company used $4.1 million of the proceeds from the subordinated notes totaling $15.0 million that were issued on June 27, 2019, to acquire an additional 20% of the voting common stock of ASC Trust LLC at the second closing, pursuant to the Stock Purchase Agreement dated May 27, 2016, between the Company and David J. John, as amended to date. This transaction brought the Company’s non-controlling interest in ASC Trust LLC to 45%. The Company’s Chief Executive Officer serves on the Board of Directors of ASC Trust LLC. Another of the Company’s Board members also serves as a non-majority voting member of an entity that owns 10% of the common stock of ASC Trust LLC. See “Note 22 – Subordinated Debt” for more detailed information on the subordinated notes. The Agreement provides for the acquisition of an additional 25% of the stock of ASC Trust LLC in April 2021, with the future purchase subject to regulatory approval. The Agreement contains customary warranties, representations and indemnification provisions.

Note 6 – Loans

The Bank provides commercial and industrial, commercial mortgage, commercial construction, automobile and other consumer loans in each of the markets it serves. It also offers residential mortgage, home equity and certain U.S. government guaranteed loans in Guam, the Northern Mariana Islands and California. The Bank has two commercial agricultural loans outstanding in Guam.

Outstanding loan balances are presented net of unearned income, net deferred loan fees, and unamortized discount and premium totaling $2.9 million at December 31, 2019 and $2.6 million at December 31, 2018.

The loan portfolio consisted of the following at:

	December 31,
	2019		2018
	Amount	Percent	Amount	Percent
Commercial
Commercial & industrial	$282,426	21.6%	$243,465	19.6%
Commercial mortgage	591,364	45.3%	560,827	45.3%
Commercial construction	71,101	5.4%	39,408	3.2%
Commercial agriculture	664	0.1%	688	0.1%
Total commercial	945,555	72.4%	844,388	68.2%
Consumer
Residential mortgage	124,250	9.5%	138,923	11.2%
Home equity	2,685	0.2%	1,325	0.1%
Automobile	21,631	1.7%	26,686	2.2%
Other consumer loans[1]	211,884	16.2%	227,242	18.3%
Total consumer	360,450	27.6%	394,176	31.8%
Gross loans	1,306,005	100.0%	1,238,564	100.0%
Deferred loan (fees) costs, net	(2,863)		(2,649)
Allowance for loan losses	(27,870)		(23,774)
Loans, net	$1,275,272		$1,212,141

[1]	Comprised of other revolving credit, installment, and overdrafts.

At December 31, 2019, total gross loans increased by $67.4 million, to $1.31 billion, up from $1.24 billion at December 31, 2018 . The growth in loans was largely attributed to (i) an increase of $39.0 million in the commercial & industrial loan category, from $243.5 million to $282.4 million, (ii) an increase of $31.7 million in commercial construction loans, from $39.4 million to $71.1 million, (iii) a $30.5 million increase in commercial mortgage loans, to $591.4 million from $560.8 million, due to new loans, and (iv) an increase of $1.4 million in home equity loans, from $1.3  million to $2.7 million. These were partially offset by (i) a $15.4 million decrease in other consumer loans, to $211.9 million from $227.2 million, due primarily to payoffs and paydowns, (ii) a $14.7 million decrease in residential mortgage loan category due to payoffs and paydowns, and (iii) a $5.1  million decrease in automobile loans outstanding.

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

Set forth below is information regarding gross loan balances and the related allowance for loan losses, by portfolio type, for the years ended December 31, 2019 and 2018.

	Commercial	Residential Mortgages	Consumer	Total
	(Dollars in thousands)
Year Ended December 31, 2019
Allowance for loan losses:
Balance at beginning of period	$14,887	$1,648	$7,239	$23,774
Charge-offs	(1,599)	-	(6,306)	(7,905)
Recoveries	37	67	2,109	2,213
Provision	5,035	(225)	4,978	9,788
Balance at end of period	$18,360	$1,490	$8,020	$27,870

Allowance balance at end of period related to:
Loans individually evaluated for impairment	$6,105	$2	$1,657	$7,764
Loans collectively evaluated for impairment	12,255	1,488	6,363	20,106
Ending balance	$18,360	$1,490	$8,020	$27,870

Loan balances at end of period:
Loans individually evaluated for impairment	$34,185	$3,758	$1,808	$39,751
Loans collectively evaluated for impairment	911,370	123,177	231,707	1,266,254
Ending balance	$945,555	$126,935	$233,515	$1,306,005

Year Ended December 31, 2018
Allowance for loan losses:
Balance at beginning of period	$7,623	$1,409	$8,247	$17,279
Charge-offs	(356)	(9)	(7,836)	(8,201)
Recoveries	39	7	1,788	1,834
Provision	7,581	241	5,040	12,862
Ending balance	$14,887	$1,648	$7,239	$23,774

Allowance balance at end of period related to:
Loans individually evaluated for impairment	$5,204	$104	$1,518	$6,826
Loans collectively evaluated for impairment	9,683	1,544	5,721	16,948
Ending balance	$14,887	$1,648	$7,239	$23,774

Loan balances at end of period:
Loans individually evaluated for impairment	$18,328	$4,925	$1,746	$24,999
Loans collectively evaluated for impairment	826,060	135,323	252,182	1,213,565
Ending balance	$844,388	$140,248	$253,928	$1,238,564

The $4.1 million increase in the allowance for loan losses is primarily due to the high balance in classified loans, consumer loan delinquency rates and the result of the bankruptcy filing of two commercial loan borrowers in 2019, along with management’s reassessment of economic conditions and prospects. The allowance will change in the future in response to changes in the size, composition and quality of the loan portfolio, as well as periodic reassessments of prospective economic conditions. The two borrowers that filed for bankruptcy were evaluated under ASC 450 – “Contingencies”, and the Bank has assigned a specific allowance of $5.2 million for one borrower and $933 thousand for the other borrower. The outstanding loans under bankruptcy have been classified as doubtful in 2019.

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

The following table provides a summary of the delinquency status of the Bank’s gross loans by portfolio type:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Non- Accrual	90 Days and Greater Still Accruing	Total Past Due	Current	Total Loans Outstanding
December 31, 2019
Commercial
Commercial & industrial	$15,924	$-	$4,076	$-	$20,000	$262,426	$282,426
Commercial mortgage	1,490	358	2,698	-	4,546	586,818	591,364
Commercial construction	-	-	-	-	-	71,101	71,101
Commercial agriculture	-	-	-	-	-	664	664
Total commercial	17,414	358	6,774	-	24,546	921,009	945,555

Consumer
Residential mortgage	5,318	3,515	1,214	187	10,234	114,016	124,250
Home equity	-	-	-	-	-	2,685	2,685
Automobile	1,241	278	-	93	1,612	20,019	21,631
Other consumer [1]	2,991	1,515	96	1,510	6,112	205,772	211,884
Total consumer	9,550	5,308	1,310	1,790	17,958	342,492	360,450
Total	$26,964	$5,666	$8,084	$1,790	$42,504	$1,263,501	$1,306,005

December 31, 2018
Commercial
Commercial & industrial	$310	$-	$14	$530	$854	$242,611	$243,465
Commercial mortgage	419	-	1,287	184	1,890	558,937	560,827
Commercial construction	300	-	-	-	300	39,108	39,408
Commercial agriculture	-	-	-	-	-	688	688
Total commercial	1,029	-	1,301	714	3,044	841,344	844,388

Consumer
Residential mortgage	4,565	3,847	1,805	12	10,229	128,694	138,923
Home equity	-	91	-	-	91	1,234	1,325
Automobile	1,095	290	-	135	1,520	25,166	26,686
Other consumer [1]	3,505	1,583	335	1,123	6,546	220,696	227,242
Total consumer	9,165	5,811	2,140	1,270	18,386	375,790	394,176
Total	$10,194	$5,811	$3,441	$1,984	$21,430	$1,217,134	$1,238,564

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

Generally, the accrual of interest on a loan is discontinued when principal or interest payments become more than 90 days past due, unless management believes the loan is adequately collateralized and it is in the process of collection. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received, except when the ultimate collectability of principal is probable, in which case interest payments are credited to income. Non-accrual loans may be restored to accrual status when principal and interest become current and full repayment is expected. The following table provides information as of December 31, 2019 and 2018, with respect to loans on non-accrual status, by portfolio type:

	December 31,
	2019	2018
	(Dollars in thousands)
Non-accrual loans:
Commercial
Commercial & industrial	$10,587	$310
Commercial mortgage	8,100	6,909
Commercial construction	-	-
Commercial agriculture	-	-
Total commercial	18,687	7,219

Consumer
Residential mortgage	$3,370	$4,795
Home equity	-	91
Automobile	-	-
Other consumer [1]	206	278
Total consumer	3,576	5,164
Total non-accrual loans	$22,263	$12,383

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

The Company classifies its loan portfolios using internal credit quality ratings, as discussed above under Allowance for Loan Losses. The following table provides a summary of loans by portfolio type and the Company’s internal credit quality ratings as of December 31, 2019 and 2018.

	December 31,
	2019	2018	Increase (Decrease)
	(Dollars in thousands)
Pass:
Commercial & industrial	$247,202	$204,805	$42,397
Commercial mortgage	551,459	515,764	35,695
Commercial construction	71,101	39,408	31,693
Commercial agriculture	664	688	(24)
Residential mortgage	119,851	133,766	(13,915)
Home equity	2,685	1,235	1,450
Automobile	21,538	26,550	(5,012)
Other consumer	210,165	225,632	(15,467)
Total pass loans	$1,224,665	$1,147,848	$76,817

Special Mention:
Commercial & industrial	$3,641	$8,732	$(5,091)
Commercial mortgage	-	8,990	(8,990)
Total special mention loans	$3,641	$17,722	$(14,081)

Substandard:
Commercial & industrial	$21,597	$29,924	$(8,327)
Commercial mortgage	38,414	36,073	2,341
Residential mortgage	762	705	57
Other consumer	12	-	12
Total substandard loans	$60,785	$66,702	$(5,917)

Formula Classified:
Commercial & industrial	$-	$4	$(4)
Residential mortgage	3,637	4,452	(815)
Home equity	-	91	(91)
Automobile	93	135	(42)
Other consumer	1,707	1,610	97
Total formula classified loans	$5,437	$6,292	$(855)

Doubtful:
Commercial & industrial	$9,986	$-	$9,986
Commercial mortgage	1,491	-	1,491
Total doubtful loans	$11,477	$-	$11,477
Total outstanding loans, gross	$1,306,005	$1,238,564	$67,441

As the above table indicates, the Company’s total loans approximated $1.31 billion at December 31, 2019, up from $1.24 billion at December 31, 2018. The disaggregation of the portfolio by risk rating in the table reflects the following changes between December 31, 2018, and December 31, 2019:

•

Loans rated “pass” totaled $1.22 billion at December 31, 2019, an increase of $76.8 million from $1.15 billion at December 31, 2018, due primarily to the increases of $42.4 million in commercial and industrial, $35.7 million in commercial mortgage, $31.7 million in commercial construction loans and $1.5 million in home equity loans. The increase in commercial & industrial, commercial mortgage and home equity were due to new loans. Additionally, commercial & industrial had three loans reclassified from “special mention” to “pass” totaling $265 thousand and commercial mortgage had two loans reclassified from “special mention” to “pass” totaling $4.3 million. The increase in commercial mortgage was partially offset by the reclassification of two loans totaling $1.2 million from “pass” to “substandard”. The increase in commercial construction was due to additional disbursement and new loans. These increases were offset by the decreases of $15.5 million in other consumer loans, $13.9 million in residential mortgage loans and $5.0 million in automobile loans. The decreases in other consumer and automobile loans were due to payoffs, pay downs and charge-offs, partially offset by the addition of new consumer loan and automobile loan bookings.

•

The “special mention” category decreased by $14.1 million to $3.6 million at December 31, 2019. The commercial mortgage loan category decreased by $9.0 million, due to the three loan relationships totaling $4.3 million being reassigned from “special mention” to “pass.” In addition, there was a loan payoff of $4.4 million. The commercial & industrial loan category decreased by $5.1 million, due primarily to one loan relationships totaling $4.3 million moved from “special mention” to “substandard.” In addition three loans classified from “special mention” to “pass” totaling $265 thousand.

•

Loans classified as “substandard” decreased by $5.9 million, to $60.8 million at December 31, 2019. Substandard commercial and industrial loans decreased by $8.3 million, to $21.6 million, due primarily to the downgrade of one loan relationship to ‘doubtful” totaling $9.2 million. The commercial mortgage loans increased by $2.3 million, to $38.4 million, primarily due to additional disbursements from one loan relationship totaling $2.5 million. In addition two loans relationship were downgraded from “pass” to “substandard” totaling $1.2 million.

•

The “formula classified” category decreased by $855 thousand during the period, to $5.4 million, primarily because of the decrease of $815 thousand in residential mortgages in this classification, due to regular loan pay downs and payoffs. Additional decreases of $91 thousand in the home equity category, and $42 thousand in the automobile category were offset by an increase of $97 thousand in other consumer loans.

•

The “doubtful” category increased by $11.5 million due to the two commercial borrowers that filed for bankruptcy. The increase is due to the $10.0 million rise in the commercial & industrial loans category, and the $1.5 million increase in commercial mortgage loans.

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

The following table sets forth information regarding non-accrual loans and restructured loans, at December 31, 2019 and 2018:

	December 31,
	2019	2018
	(Dollars in thousands)
Impaired loans:
Restructured loans:
Non-accruing restructured loans	$7,293	$5,653
Accruing restructured loans	15,191	254
Total restructured loans	22,484	5,907
Other impaired loans	17,267	19,092
Total impaired loans	$39,751	$24,999

Impaired loans less than 90 days delinquent and included in total impaired loans	$29,704	$19,287

The table below contains additional information with respect to impaired loans, by portfolio type, for the years ended December 31, 2019 and 2018:

	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
December 31, 2019, With no related allowance recorded:
Commercial & industrial	$25,702	$26,627	$20,734	$105
Commercial mortgage	8,138	8,138	9,230	(1)
Commercial construction	-	-	-	-
Commercial agriculture	-	-	-	-
Residential mortgage	379	379	115	(174)
Home equity	-	-	-	-
Automobile	-	-	-	-
Other consumer	-	-	-	-
Total impaired loans with no related allowance	$34,219	$35,144	$30,079	$(70)

December 31, 2019, With a related allowance recorded:
Commercial & industrial	$247	$472	$214	$1
Commercial mortgage	98	114	79	-
Commercial construction	-	-	-	-
Commercial agriculture	-	-	-	-
Residential mortgage	3,379	3,400	4,260	(6)
Home equity	-	-	-	-
Automobile	93	93	97	2
Other consumer	1,715	1,716	1,516	18
Total impaired loans with a related allowance	$5,532	$5,795	$6,166	$15

December 31, 2018, With no related allowance recorded:
Commercial & industrial	$11,110	$11,110	$3,206	$51
Commercial mortgage	7,016	7,026	6,759	4
Commercial construction	-	-	-	-
Commercial agriculture	-	-	-	-
Residential mortgage	27	27	27	-
Home equity	-	-	-	-
Automobile	-	-	-	-
Other consumer	-	-	-	-
Total impaired loans with no related allowance	$18,153	$18,163	$9,992	$55

December 31, 2018, With a related allowance recorded:
Commercial & industrial	$126	$300	$181	$-
Commercial mortgage	77	93	272	1
Commercial construction	-	-	-	-
Commercial agriculture	-	-	-	-
Residential mortgage	4,807	4,857	4,933	2
Home equity	91	91	24	-
Automobile	135	135	97	2
Other consumer	1,610	1,401	1,903	19
Total impaired loans with a related allowance	$6,846	$6,877	$7,410	$24

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

Troubled Debt Restructurings

The Bank had $22.5 million and $5.9 million of troubled debt restructurings (TDRs) as of December 31, 2019 and 2018, respectively. The restructured loans recorded by the Bank represent financing receivables, modified for the purpose of alleviating temporary impairments to the borrower’s financial condition. The modifications that the Bank has extended to borrowers have come in the form of a change in the amortization terms, a reduction in the interest rate, interest only payments and, in limited cases, a concession to the outstanding loan balance. The workout plans between the borrower and Bank are designed to provide a bridge for the cash flow shortfalls in the near term. As the borrower works through the near-term issues, in most cases, the original contractual terms will be reinstated.

	Number of	Pre- Modification Outstanding Recorded	Principal	Post- Modification Outstanding Recorded	Outstanding Balance December 31,
	Loans	Investment	Modifications	Investment	2019	2018
Performing
Residential mortgage	1	$27	$-	$27	$26	$27
Commercial mortgage	5	16,074	-	16,074	15,165	226
Automobile	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total performing	6	$16,101	$-	$16,101	$15,191	$253
Nonperforming
Residential mortgage	-	$-	$-	$-	$-	$-
Commercial mortgage	16	11,287	-	11,287	7,293	5,654
Automobile	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total nonperforming	16	$11,287	$-	$11,287	$7,293	$5,654
Total Troubled Debt Restructurings (TDRs)	22	$27,388	$-	$27,388	$22,484	$5,907

Note 7 – Premises and Equipment

A summary of premises and equipment at December 31, 2019 and 2018 follows:

	December 31, 2019
	Cost	Accumulated Depreciation	Net Book Value
Buildings	$28,927	$(21,182)	$7,745
Furniture and equipment	26,494	(19,312)	7,182
Automobiles and mobile facilities	1,698	(1,003)	695
Leasehold improvements	6,662	(4,255)	2,407
	63,781	(45,752)	18,029
Construction in progress	1,725	-	1,725
	$65,506	$(45,752)	$19,754

	December 31, 2018
	Cost	Accumulated Depreciation	Net Book Value
Buildings	$28,268	$(20,461)	$7,807
Furniture and equipment	24,516	(18,424)	6,092
Automobiles and mobile facilities	1,588	(948)	640
Leasehold improvements	5,687	(3,929)	1,758
	60,059	(43,762)	16,297
Construction in progress	2,174	-	2,174
	$62,233	$(43,762)	$18,471

For the years ended December 31, 2019, 2018 and 2016, depreciation expense was $3.9 million and $3.6 million, respectively.

Note 8 – Other Assets

A summary of other assets at December 31, 2019 and 2018, follows:

	December 31,
	2019	2018
Bank Owned Life Insurance	$20,700	$19,881
Prepaid income tax	-	1
Prepaid expenses	6,100	7,081
Other real estate owned, net (Note 9)	6	1,510
Deferred tax asset, net (Note 13)	7,546	6,942
Mortgage servicing rights (Note 19)	1,704	1,778
Goodwill	783	783
Right-of-use asset (Note 20)	29,898	-
Accounts receivable	16,015	4,854
Other	763	1,767
Total other assets	$83,515	$44,597

Note 9 – Other Real Estate Owned

Other real estate owned is presented net of an allowance for losses. A summary of the changes in other real estate owned is as follows:

	2019	2018
Balance at beginning of year	$1,510	$2,369
Additions	-	-
Sales	(352)	(238)
	1,158	2,131
Write-downs and loss on sales, net	(1,183)	(685)
Change in valuation allowances	31	64
Balance at end of year	$6	$1,510

Note 10 – Deposits

A summary of deposits at December 31, 2019 and 2018, follows:

	December 31,
	2019	2018
	(Dollars in Thousands)
Non-interest bearing deposits	$582,967	$538,168
Interest bearing deposits:
Demand deposits	278,914	281,582
Regular savings	627,596	670,640
Time deposits:
$250,000 or more	14,201	14,201
Less than $250,000	17,797	21,986
Other interest bearing deposits	208,431	202,246
Total interest bearing deposits	1,146,939	1,190,655
Total Deposits	$1,729,906	$1,728,823

At December 31, 2019, the scheduled maturities of time deposits were as follows:

Years ending December 31,
2020	$26,853
2021	1,957
2022	803
2023	261
2024 and thereafter	2,124
Total	$31,998

Note 11 – Borrowings

Federal Reserve Discount Window

At December 31, 2019 and 2018 the Bank had investment securities with a market value of $20.9 million and $22.5 million, respectively, pledged to the FRB Discount Window supporting a borrowing capacity of $20.3 million and $21.8 million, respectively, based on the Federal Reserve margin of 97%. The Bank had no outstanding borrowings through the discount window at December 31, 2019 or 2018.

Federal Home Loan Bank (FHLB) Advances

The Bank has a credit line with the FHLB of Des Moines equal to 35% of total Bank assets. At December 31, 2019 and 2018, the Bank did not have outstanding advances against this credit line under Blanket Agreements for Advances and Security Agreements (“the Agreements”). The Agreements enable the Bank to borrow funds from the FHLB to fund mortgage loan programs and to satisfy certain other funding needs.

Overnight Fed Funds Lines

At December 31, 2019 and 2018, the Bank had $17.0 million in Federal Funds lines of credit available with its correspondent banks. No borrowings were outstanding as of December 31, 2019.

Note 12 – Transactions with Directors of the Company

The Directors of the Company and the Bank, and certain of the businesses with which they are associated, conduct banking transactions with the Company in the ordinary course of business. The following is a summary of loan transactions with members of the Board of Directors of the Company and certain of their associated businesses:

	Years Ended December 31,
	2019	2018
	(Dollars in thousands)
Beginning balance	$9,823	$9,466
Undisbursed commitments	1,562	400
New loans granted	2,378	655
Principal repayments	(1,226)	(698)
Ending balance of term loans	12,537	9,823
Year-end balance of revolving accounts	1,007	1,994
Total term loans and revolving accounts	$13,544	$11,817

In addition, the Bank leases certain facilities from two separate entities in which two of its directors have separate ownership interests. Lease payments made to these entities during the years ended December 31, 2019 and 2018, approximated $354 thousand and $350 thousand, respectively.

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

The income tax provision includes the following components:

	Years Ended December 31,
	2019	2018
Government of Guam tax expense (benefit):
Current	$5,897	$3,200
Deferred	(931)	(1,675)
Foreign income taxes (including U.S. income taxes)	635	1,388
Total income tax expense	$5,601	$2,913

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	2019	2018
Statutory Guam income tax rate	21.00%	21.00%
Permanent differences	-1.03%	-3.02%
Other	5.78%	0.52%
Total income tax expense	25.75%	18.50%

The difference between effective income tax expense and income tax expense computed at the Guam statutory rate was due to nontaxable interest income earned on loans to the Government of Guam for each of the years ended December 31, 2019 and 2018. Additionally, there was a one-time impact on total income tax expense and the effective tax rate in 2019 due to a $921 thousand adjustment.

The components of deferred income taxes are as follows:

	Years Ended December 31,
	2019	2018
Deferred loan origination fees	$(48)	$28
Mortgage servicing rights	(16)	(27)
Loan loss provision	(906)	(1,430)
Deferred rent	224	(10)
Other real estate owned valuation	7	14
Fixed assets	15	15
SERP	(207)	(246)
Accrued bonus	58	(19)
Right-of-use asset	6,615	-
Lease liability	(6,673)	-
Net operating loss	(1,815)	(2,188)
Change in valuation allowance	1,815	2,188
Deferred tax (benefit) provision	$(931)	$(1,675)

The components of the net deferred tax asset are as follows:

	Years Ended December 31,
	2019	2018
Deferred tax asset:
Allowance for loan losses	$6,076	$5,170
Net operating loss	1,815	2,188
Loan origination fees	621	573
Stock-based compensation	-	1,335
Net unrealized gain on securities available-for-sale	277	606
Deferred rent	58	224
Accruals not currently deductible	1,541	64
Total deferred tax asset	10,388	10,160
Deferred tax liability:
Fixed assets	(659)	(645)
Mortgage servicing rights	(368)	(385)
Total deferred tax liability	(1,027)	(1,030)
Valuation allowance	(1,815)	(2,188)
Net deferred tax asset	$7,546	$6,942

A valuation allowance of $1.8 million and $2.2 million have been provided at December 31, 2019 and 2018, respectively, to reduce the deferred tax asset because, in management’s opinion, it is more likely than not that less than the entire amount will be realized. This is primarily due to the operating losses in the CNMI region.

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

Note 14 – Employee Benefit Plans

Stock Purchase Plan

The Company’s 2011 Employee Stock Purchase Plan (the “2011 Plan”) was adopted by the Company’s Board of Directors and approved by the Company’s Stockholders on May 2, 2011. The 2011 Plan is open to all employees of the Company and the Bank who have met certain eligibility requirements.

Under the 2011 Plan, as amended and restated as of July 1, 2012, eligible employees can purchase, through payroll deductions, shares of common stock at a discount. The right to purchase stocks is granted to eligible employees during a period of time that is established from time to time by the Board of Directors of the Company. Eligible employees cannot accrue the right to purchase more than $25 thousand worth of stock at the fair market value at the beginning of each offer period. Eligible employees also may not purchase more than one thousand five hundred (1,500) shares of stock in any one offer period. The shares are purchased at 85% of the fair market price of the stock on the enrollment date. The Company recognized $34 thousand and $11 thousand in compensation expense in 2019 and 2018, respectively.

Employee Retirement Savings Plan

The Company has a 401(k) Plan whereby substantially all employees, with at least one year of continuous service, are eligible to participate in the Plan. The Company makes matching contributions equal to 100% of an employee’s deferrals, up to 1% of the employee’s compensation, plus 50% of the employee’s deferrals that exceed 1% but are less than 6% of the employee’s compensation. Matching contributions become 100% vested to the employee after two years of service. For the years ended December 31, 2019 and 2018, the expense attributable to the Plan was $725 thousand and $721 thousand, respectively.

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

The changes in the projected benefit obligation of other benefits under the Plan during 2019 and 2018, its funded status at December 31, 2019 and 2018, and the amounts recognized in the balance sheet at December 31, 2019 and 2018, were as follows:

	Years Ended December 31,
	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of period	$6,074	$4,958
Service cost	672	901
Interest cost	263	215
Benefit obligation at end of period	$7,009	$6,074
Funded status:
Amounts recognized in the Statement of Financial Condition
Unfunded accrued SERP liability—current	$7,009	$6,074
Total unfunded accrued SERP liability	$7,009	$6,074
Net amount recognized in accumulated other comprehensive income
Prior service cost/(benefit)	$-	$-
Net actuarial loss/(gain)	-	-
Total net amount recognized in accumulated other comprehensive income	-	-
Accumulated benefit obligation	$7,009	$6,074
Components of net periodic SERP cost:
Service cost	$6,027	$5,355
Interest cost	982	719
Net periodic SERP cost	$7,009	$6,074
Assumptions as of December 31:
Assumed discount rate	4.33%	4.33%
Rate of compensation increase	0.00%	0.00%

As of December 31, 2019, $2.4 million in benefits are expected to be paid in the next five years. During 2020, $1.2 million is expected to be recognized in net periodic benefit cost.

Note 15 – Earnings Per Common Share

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to shares for which employees’ funds have been collected but not issued under the Employee Stock Purchase Plan for 2019 and 2018, and are determined using the treasury stock method.

Earnings per common share have been computed based on reported net income and the following share data:

	Years Ended December 31,
	2019	2018
Net income	$16,151	$12,839
Less preferred stock dividends	(547)	(546)
Net income attributable to common stockholders	$15,604	$12,293
Weighted average number of common shares outstanding - used to calculate basic anddiluted earnings per common share	9,657	9,614
Earnings per common share:
Basic	$1.62	$1.28
Diluted	$1.62	$1.28

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

A summary of financial instruments with off-balance-sheet risk at December 31, 2019 and 2018, is as follows:

	December 31,
	2019	2018
Commitments to extend credit	$157,463	$163,802

Letters of credit:
Standby letters of credit	$58,182	$55,418
Commercial letters of credit	513	3,070
Total	$58,695	$58,488

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The commitments for certain lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. The Bank had recorded $36.0 thousand in reserve liabilities associated with these commitments at December 31, 2019.

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

The Bank considers its standby letters of credit to be guarantees. At December 31, 2019, the maximum undiscounted future payments that the Bank could be required to make was $58.7 million. All of these arrangements mature within one year. The Bank generally has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized; however, some are unsecured. The Bank recorded $36.0 thousand in reserve liabilities associated with these guarantees at December 31, 2019.

Mortgage loans serviced for others are not included in the accompanying consolidated statements of condition. The unpaid principal balances of mortgage loans serviced for others were $189.5 million and $189.6 million at December 31, 2019 and 2018, respectively. At December 31, 2019 and 2018, the Bank recorded mortgage servicing rights at their fair value of $1.7 million and $1.8 million, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier 1 capital and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2019 and 2018, the Bank met all capital adequacy requirements to which it is subject.

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

As of December 31, 2019, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Company’s actual capital amounts and ratios as of December 31, 2019 and 2018, are presented in the table below.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2019:
Total capital (to Risk Weighted Assets)	$197,000	14.417%	$109,313	8.000%	$136,641	10.000%
Tier 1 capital (to Risk Weighted Assets)	$164,787	12.060%	$81,985	6.000%	$109,313	8.000%
Tier 1 capital (to Average Assets)	$164,787	8.418%	$78,298	4.000%	$97,873	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$155,005	11.344%	$61,489	4.500%	$88,817	6.500%

At December 31, 2018:
Total capital (to Risk Weighted Assets)	$167,732	13.662%	$98,219	8.000%	$122,774	10.000%
Tier 1 capital (to Risk Weighted Assets)	$152,281	12.403%	$73,664	6.000%	$98,219	8.000%
Tier 1 capital (to Average Assets)	$152,281	7.991%	$76,229	4.000%	$95,287	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$142,498	11.607%	$55,248	4.500%	$79,803	6.500%

The Bank exceeds the adequately capitalized and the well capitalized standards under these measures. Management believes the Company and the Bank will remain adequately capitalized and well-capitalized under the standards.

Since the formation of the Company in 2011, our assets have grown by 77.0% ($849.8 million), while our stockholders’ equity has grown by 85.1% ($75.5 million, including $57.6 million in retained earnings). The growth in equity has helped to increase our capital ratios, and those ratios remain well above the well capitalized standards. To provide sufficient capital resources to expand our holdings, the Board approved the issuance of an additional $5.0 million in common stock during 2015, of which $2.9 million in was issued that year, and an additional $10.0 million in non-cumulative perpetual preferred stock, of which $9.8 million was issued during 2016. During the fourth quarter of 2017 and the first quarter of 2018, the Company issued an additional $4.2 million in common stuck in an SEC-registered public offering at a purchase price of $12.25 per common share.

Non-Cumulative Perpetual Preferred Stock

Commencing September 15, 2016, the Company offered a private placement of securities for the issuance and sale of an aggregate of 10,000 shares of its new Series A Non-Cumulative Perpetual Preferred Stock. This offer carried a subscription price of $1,000.00 per share and a yield of 5.5% (the “Series A Preferred Stock”) to various accredited and a limited number of non-accredited investors for total proceeds of up to $10 million (the “Offering”). Each subscriber could purchase a minimum number of Series A Preferred Stock equivalent to at least $250,000 (250 shares).  The Offering agreement contains customary warranties, representations and indemnification provisions, and expired on December 31, 2016. At December 31, 2018, 9,800 of these shares were issued and outstanding.

Note 18 – Parent Company Only Information

Condensed Statements of Financial Condition

(Dollars in thousands)

	December 31,
	2019	2018
Assets
Due from subsidiaries	$1,918	$1,158
Investment in subsidiaries	177,182	147,147
Other assets	13	-
Total assets	$179,113	$148,305
Liabilities and stockholders’ equity
Other liabilities	119	10
Subordinated debt, net	14,751	-
Total liabilities	$14,870	$10

Stockholders’ equity	164,243	148,295
Total liabilities and stockholders’ equity	$179,113	$148,305

Condensed Statements of Income

(Dollars in thousands)

	December 31,
	2019	2018
Dividend income	$4,142	$4,134
Interest expense	484	-
Other expenses	364	362
Equity in undistributed income of subsidiary	12,857	9,067
Net income	$16,151	$12,839

Condensed Statements of Cash Flows

(Dollars in thousands)

	December 31,
	2019	2018
Cash flows from operating activities:
Net income	$16,151	$12,839
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiary	(12,857)	(9,067)
Amortization of debt issuance costs
Net change in operating assets and liabilities:
Other assets	(13)	14
Other liabilities	110	-
Net cash provided by operating activities	3,142	3,786

Cash flows from investing activities:
Payments for investments in and advances to subsidiaries	(10,000)	(2,640)
Increased investment in unconsolidated subsidiary	(4,090)	-
Dividends received from consolidated subsidiary	227	-
Dividends received from unconsolidated subsidiary	621	402
Net cash used in investing activities	(13,242)	(2,238)

Cash flows from financing activities:
Proceeds from issuance of subordinated debt	15,000	-
Cash dividends paid	(4,410)	(4,401)
Proceeds from issuance of common stock	270	2,763
Net cash (used in) provided by financing activities	10,860	(1,638)
Net change in cash and cash equivalents	760	(90)
Cash and cash equivalents, beginning of period	1,158	1,248
Cash and cash equivalents, end of period	$1,918	$1,158

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

Financial assets measured at fair value on a recurring basis as of December 31, 2019 and 2018, are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At December 31, 2019
U.S. treasury notes and bonds	$44,978	$-	$-	$44,978
U.S. government agency and government sponsored enterprise (GSE) debt securities	-	30,457	-	30,457
U.S. government agency pool securities	-	173,497	-	173,497
U.S. government agency or GSE	-	128,198	-	128,198
Total fair value of securities	44,978	332,152	-	377,130
Other assets:
MSRs	-	-	1,704	1,704
Total fair value	$44,978	$332,152	$1,704	$378,834

At December 31, 2018
U.S. treasury notes and bonds	$54,160	$-	$-	$54,160
U.S. government agency and government sponsored enterprise (GSE) debt securities	-	44,750	-	44,750
U.S. government agency pool securities	-	211,372	-	211,372
U.S. government agency or GSE	-	70,760	-	70,760
Total fair value of securities	54,160	326,882	-	381,042
Other assets:
MSRs	-	-	1,778	1,778
Total fair value	$54,160	$326,882	$1,778	$382,820

There were no liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018.

During the periods ended December 31, 2019 and 2018, the changes in Level 3 assets (consisting solely of MSRs) measured at fair value on a recurring basis are as follows:

	Years Ended December 31,
	2019	2018
Beginning balance	$1,778	$1,903
Realized and unrealized net gains:
Included in net income	(74)	(125)
Ending balance	$1,704	$1,778

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

The following table presents quantitative information about the valuation technique and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring basis:

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average Rate
December 31, 2019
Financial instrument:
MSRs	$1,704	Discounted Cash Flow	Discount Rate	7.51% - 8.47%	7.70%
			Weighted Average Prepayment Rate (Public Securities Association)	125%
December 31, 2018
Financial instrument:
MSRs	$1,778	Discounted Cash Flow	Discount Rate	8.39% - 9.12%	8.50%
			Weighted Average Prepayment Rate (Public Securities Association)	125%

There were no transfers into or out of the Bank’s Level 3 financial instruments for the periods ended December 31, 2019 and 2018.

The valuation techniques for assets measured at fair value on a recurring basis are as follows:

Investment Securities

When quoted prices are available in an active market, the Bank classifies the securities within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid U.S. Government debt, equity securities, Treasury notes and bonds.

If quoted market prices are not available, the Bank estimates fair values using pricing models and discounted cash flows that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, and credit spreads. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include GSE obligations, corporate bonds, and other securities. Mortgage-backed securities are included in Level 2 if observable inputs are available. In certain cases where there is limited activity or less transparency around inputs to the valuation, the Bank would classify those securities in Level 3. At December 31, 2019 and 2018, the Bank did not have any Level 3 investment securities.

Mortgage Servicing Rights

The fair value measurement of mortgage servicing rights is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques that incorporate assumptions that market participants would use in estimating the fair value of servicing rights. The most important of these assumptions is the interest rate used in discounting the future cash flows into their present value. Other assumptions might include estimates of prepayment speeds, costs to service, escrow account earnings, contractual servicing fee income, prepayment and late fees, among other considerations. The Bank’s mortgage servicing rights are considered a Level 3 measurement at December 31, 2019 and 2018.

Assets Measured at Fair Value on a Nonrecurring Basis

Under certain circumstances the Bank makes adjustments to fair value for assets and liabilities even though they are not measured at fair value on an ongoing basis. The following table presents the financial instruments carried on the consolidated statements of financial condition by caption and by level in the fair value hierarchy at December 31, 2019 and 2018, for which a nonrecurring change in fair value has been recorded:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2019
Other assets
Other real estate owned	$-	$-	$8	$8

December 31, 2018
Other assets
Other real estate owned	$-	$-	$1,543	$1,543

Fair Value of Other Financial Instruments

The estimated fair values of the Bank’s other financial instruments, excluding those assets recorded at fair value on a recurring basis on the Bank’s consolidated statements of condition, are as follows:

		Estimated fair value
	Carrying Amount	Level 1	Level 2	Level 3
	(Dollars in thousands)
December 31, 2019
Financial assets:
Cash and cash equivalents	$131,716	$131,716	$-	$-
Restricted cash	400	400	-	-
Federal Home Loan Bank stock	2,267	-	2,267	-
Investment securities held-to-maturity	49,984	-	50,204	-
Loans, net	1,275,272	-	-	1,310,822
Total	$1,459,639	$132,116	$52,471	$1,310,822

Financial liabilities:
Deposits	1,729,906	-	-	1,733,072
Total	$1,729,906	$-	$-	$1,733,072

December 31, 2018
Financial assets:
Cash and cash equivalents	$155,095	$155,095	$-	$-
Restricted cash	400	400	-	-
Federal Home Loan Bank stock	2,356	-	2,356	-
Investment securities held-to-maturity	68,088	-	67,477	-
Loans, net	1,212,141	-	-	1,212,289
Total	$1,438,080	$155,495	$69,833	$1,212,289

Financial liabilities:
Deposits	$1,728,823	$-	$-	$1,731,830
Total	$1,728,823	$-	$-	$1,731,830

During the periods ended December 31, 2019 and 2018, the changes in Level 3 loans and deposits measured at fair value on a non-recurring basis are as follows:

	Years Ended December 31,
	2019	2018
Beginning loan balance	$1,212,289	$1,202,817
Net issuances	98,533	9,472
Ending loan balance	$1,310,822	$1,212,289

	Years Ended December 31,
	2019	2018
Beginning deposit balance	$1,731,830	$1,816,773
Net deposits	1,242	(84,943)
Ending deposit balance	$1,733,072	$1,731,830

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

The following table presents quantitative information about the valuation technique and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis:

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average Rate
December 31, 2019
Financial instrument:
Loans	$1,310,822	Discounted Cash Flow	Discount Rate	6.77% - 7.69%	7.39%
Deposits	$1,733,072	Discounted Cash Flow	Discount Rate	0.13% - 0.88%	0.15%

December 31, 2018
Financial instrument:
Loans	$1,212,289	Discounted Cash Flow	Discount Rate	6.88% - 7.68%	7.28%
Deposits	$1,731,830	Discounted Cash Flow	Discount Rate	0.13% - 0.88%	0.16%

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

Short-Term Borrowings

The carrying amounts of Federal Funds purchased and FHLB advances maturing within ninety days approximate their fair values. We had no outstanding short-term borrowings at December 31, 2018 or 2019.

Long-Term Borrowings

Fair value of FHLB advances maturing after ninety days is determined based on expected present value techniques based on current market rates for advances with similar terms and remaining maturities. We had no outstanding long-term borrowings at December 31, 2018 or 2019.

Accrued Interest

The carrying amount of accrued interest approximates fair value due to its short-term nature.

Note 20 – Leases

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

The Bank leases certain facilities from two separate entities in which two of its directors have separate ownership interests. Lease payments made to these entities during the year ended December 31, 2019 and 2018, were $354 thousand, and $350 thousand respectively.

Additionally, the Bank leases office space to third parties, with original lease terms ranging from 1 to 3 years with option periods ranging up to 12 years. At December 31, 2019, minimum future rents to be received under non-cancelable operating sublease agreements were $34 thousand and $8 thousand for the periods ending December 31, 2020 and 2021, respectively.

The cash flow from operating leases included in the measurement of lease liabilities during December 31, 2019, was $2.4 million.

The following table summarizes the lease-related assets and liabilities recorded as part of other assets and other liabilities in our consolidated statements of financial condition at December 31, 2019:

December 31, 2019
Assets
Operating lease right-of-use assets	$29,898
Total lease assets	$29,898

Liabilities
Current
Operating	$2,362
Noncurrent
Operating	27,797
Total lease liabilities	$30,159

The operating lease cost, including short-term lease and variable lease costs, was $3,706 thousand at December 31, 2019, and short term leases was $31 thousand during the same period. Short term leases include one lease that is less than 12 months.

The following table provides the maturities of lease liabilities at December 31, 2019:

	Operating Leases (a)	Total
2020	$3,426	$3,426
2021	3,221	3,221
2022	2,700	2,700
2023	2,486	2,486
2024	2,334	2,334
After 2024	40,238	40,238
Total lease payments	$54,405	$54,405
Less: Interest (b)	24,246	24,246
Present value of lease liabilities (c)	$30,159	$30,159

Note: For leases commencing prior to 2019, minimum lease payments exclude payments to landlords for real estate taxes and common area maintenance.

(a)	Operating lease payments include $25.9 million related to options to extend lease terms that are reasonably certain of being exercised.

(b)	Calculated using the incremental borrowing rate based on the lease term for each lease.
(c)	Includes the current portion of $2.4 million for operating leases.

The following table provides the weighted-average lease term and discount rate at December 31, 2019:

December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	24.1
Weighted-average discount rate
Operating leases	4.07%

Note 21 – Revenue Recognition

On January 1, 2018, the Company adopted ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASC 606”) and all subsequent ASUs that modified ASC 606. The Company’s revenue is primarily comprised of net interest income on financial assets less interest paid on financial liabilities, which are excluded from the scope of ASU No. 2014-09. The Company evaluated its various revenue streams and determined that service charges on deposit accounts and online fees are within the scope of ASC 606. The fees charged from service charges on deposit accounts are based on services provided or transactions performed, and the online fees associated with business accounts are billed at the end of each month or upon occurrence. Neither revenue stream results in a difference from historic revenue recognition practices. The revenue earned from these services and its percentage of total revenue for the year ended December 31, 2019, were $4.6 million and 4.2% for service charges on deposit accounts, and $883 thousand and 0.8% for online fees, respectively, as compared to $4.8 million and 4.6% for service charges on deposit accounts, and $822 thousand and 0.8% for online fees, respectively at December 31, 2018. The Company has determined that the result of applying this ASU to the revenue streams affected has not been material to the Company’s consolidated financial statements.

Note 22 – Subordinated Debt

On June 27, 2019, the Company issued $15.0 million in aggregate principal amount of its 6.35% Fixed-to-Floating Rate Subordinated Notes due June 30, 2029 (the “Notes”).

The Notes have a ten-year term and initially bear interest at a fixed annual rate of 6.35%. Beginning June 30, 2024, the interest rate will reset quarterly to the then-current three-month LIBOR plus 466 basis points. The Company is required to pay interest only semi-annually during the fixed period, and quarterly during the floating rate period. The principal sum of the Notes plus any unpaid interest are due on the maturity date.

The Notes are unsecured, subordinated obligations of the Company only and are not obligations of, and are not guaranteed by, any subsidiary of the Company. The Notes are subordinate to the Company’s current and future senior indebtedness.

Note 23 – Subsequent Events

In mid-January of 2020, a new disease in central China began to spread suddenly, at first locally but subsequently nationally, regionally and globally. Identified as a novel coronavirus, it quickly became evident that this new virus, designated as COVID-19, is both highly contagious and can be debilitating or fatal to those people who become infected. Starting slowly, with a limited number of people contracting the virus and a few people dying from complications, the wide distribution of infections and a rising death toll have caused local and national governments to implement various efforts to combat the threat. Many of those efforts, from limiting or prohibiting travel to requiring local or broader quarantines, are expected to have adverse impacts on local, national and the global economies. Due to the Company’s concerns for the health and safety of its customers and employees, the Bank has temporarily closed one of its branches in the Commonwealth of the Northern Mariana Islands and ten of its branches in Guam (including two that are scheduled to close permanently in April 2020), and limited the number of customers allowed to be in its remaining facilities at any one time to 50. The Bank has also implemented a telecommuting program for those personnel who are able to perform their responsibilities remotely, provided the computer hardware and software needed to support those tasks, and established teleconferencing capabilities to reduce the number of people in attendance at all of its larger group meetings. In recognition of the potential difficulties that may be faced by our commercial and consumer customers, the Bank has initiated a temporary program under which affected customers may have their loan payments deferred or otherwise adjusted. As of the date of this filing, the current program applies to both commercial and consumer loans, and only for a period of up to three months. Although these actions taken in response to the heightened risks posed by COVID-19 are costly, it is not possible at the time of this filing to estimate the final consequences of these impacts on economic performance or the results of the Company’s operations, its condition or its cash flows.