Form 10-Q
period 2020-03-31
BankGuam Holding Co
filed 2020-05-13
CIK 1527383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of May 13, 2020, there were 9,682,351 shares outstanding

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
•

Local, regional, national and global economic conditions, and the impact they may have on us and our customers, and our assessment of that impact on our estimates, including the allowance for loan losses and fair value measurements;

•

The effects of the COVID-19 pandemic, including reduced tourism in Guam, volatility in the international and national economy and credit markets, quarantines or other travel or health-related restrictions, the length and severity of the COVID-19 pandemic and the pace of recovery following the COVID-19 pandemic;

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

We are not able to predict all of the factors that may affect future results. Forward-looking statements may be preceded by, followed by or include the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “is designed to” and similar expressions. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about our business that could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” included in filings we make from time to time with the U.S. Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for our fiscal year ended December 31, 2019. We have no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or risks, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. New information, future events or risks could cause the forward-looking statements we discuss in this Quarterly Report not to occur. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Financial Condition

(in Thousands, Except Par Value)

	March 31, 2020	December 31, 2019
ASSETS
Cash and due from banks	$33,074	$37,870
Interest bearing deposits in banks	122,268	93,846
Total cash and cash equivalents	155,342	131,716
Restricted cash	150	400
Investment in unconsolidated subsidiary	7,490	7,443
Investment securities available-for-sale, at fair value	384,762	377,130
Investment securities held-to-maturity, at amortized cost (Fair Value $49,822 at 3/31/2020 and $50,204 at 12/31/2019)	49,075	49,984
Federal Home Loan Bank stock, at cost	2,335	2,267
Loans, net of allowance for loan losses ($29,065 at 3/31/2020 and $27,870 at 12/31/2019)	1,296,539	1,275,272
Accrued interest receivable	6,435	5,581
Premises and equipment, net	19,477	19,754
Other assets	71,779	83,515
Total assets	$1,993,384	$1,953,062

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$563,078	$582,967
Interest bearing	1,197,599	1,146,939
Total deposits	1,760,677	1,729,906
Accrued interest payable	89	118
Subordinated debt, net	14,757	14,751
Other liabilities	46,740	44,044
Total liabilities	1,822,263	1,788,819
Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock $0.2083 par value; 48,000 shares authorized; 9,713 and 9,704 shares issued and 9,681 and 9,672 shares outstanding at 3/31/2020 and 12/31/2019, respectively	2,025	2,023
Preferred stock $100 par value; 300 shares authorized; 9.8 shares issued and outstanding	980	980
Additional paid-in capital, Common stock	24,569	24,478
Additional paid-in capital, Preferred stock	8,803	8,803
Retained earnings	131,718	129,576
Accumulated other comprehensive income (loss)	3,316	(1,327)
Common stock in treasury, at cost (32 shares)	(290)	(290)
Total stockholders’ equity	171,121	164,243
Total liabilities and stockholders’ equity	$1,993,384	$1,953,062

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Income

(Dollar and Share Amounts in Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2020	2019
Interest income:
Loans	$19,767	$20,333
Investment securities	1,974	2,513
Deposits with banks	358	571
Total interest income	22,099	23,417
Interest expense:
Savings deposits	474	472
Time deposits	18	28
Other borrowed funds	241	-
Total interest expense	733	500
Net interest income	21,366	22,917
Provision for loan losses	2,207	3,852
Net interest income, after provision for loan losses	19,159	19,065

Non-interest income:
Service charges and fees	1,738	1,470
Income from merchant services, net	543	577
Cardholders income, net	157	98
Trustee fees	635	628
Other income	998	853
Total non-interest income	4,071	3,626
Non-interest expense:
Salaries and employee benefits	9,524	9,076
Occupancy	2,156	2,027
Equipment and depreciation	2,972	2,760
Insurance	474	472
Telecommunications	343	345
FDIC assessment	279	361
Professional services	577	604
Contract services	515	360
Other real estate owned	28	513
Stationery and supplies	200	228
Training and education	185	200
General, administrative and other	1,977	2,026
Total non-interest expense	19,230	18,972
Income before income taxes	4,000	3,719
Income tax expense	755	817
Net income	3,245	2,902
Preferred stock dividend	(136)	(134)
Net income attributable to common stockholders	$3,109	$2,768

Earnings per common share:
Basic	$0.32	$0.29
Diluted	$0.32	$0.29
Dividends declared per common share	$0.10	$0.10
Basic weighted average common shares	9,673	9,647
Diluted weighted average common shares	9,673	9,647

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in Thousands)

	Three Months Ended March 31,
	2020	2019
Net income	$3,245	$2,902
Other comprehensive income:
Unrealized holding gain on available-for-sale securities arising during the period, net of tax	4,570	1,493
Amortization of post-transfer unrealized holding loss on held-to-maturity securities during the period, net of tax	73	87
Total other comprehensive income	4,643	1,580
Total comprehensive income	$7,888	$4,482

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(Dollar Amounts in Thousands, Except Number of Shares)

	Number of Common Shares	Common Stock	Preferred Stock	Additional Paid-in Capital - Common	Additional Paid-in Capital - Preferred	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Treasury Stock	Total
Balances, January 1, 2020	9,671,556	$2,023	$980	$24,478	$8,803	$129,576	$(1,327)	$(290)	$164,243
Comprehensive income:
Net income	-	-	-	-	-	3,245	-	-	3,245
Change in accumulated other comprehensive income:
Unrealized gain on available-for-sale securities, net	-	-	-	-	-	-	4,643	-	4,643
Common stock issued under Employee Stock Purchase Plan & Service Awards	8,990	2	-	91	-	-	-	-	93
Cash dividends on common stock	-	-	-	-	-	(967)	-	-	(967)
Cash dividends on preferred stock	-	-	-	-	-	(136)	-	-	(136)
Balances, March 31, 2020	9,680,546	$2,025	$980	$24,569	$8,803	$131,718	$3,316	$(290)	$171,121

	Number of Common Shares	Common Stock	Preferred Stock	Additional Paid-in Capital - Common	Additional Paid-in Capital - Preferred	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Treasury Stock	Total
Balances, January 1, 2019	9,646,344	$2,017	$980	$24,214	$8,803	$117,339	$(4,768)	$(290)	$148,295
Comprehensive income:
Net income	-	-	-	-	-	2,902	-	-	2,902
Reclassification related to adoption of new accounting standard	-	-	-	-	-	496	-	-	496
Change in accumulated other comprehensive income:
Unrealized loss on available-for-sale securities, net	-	-	-	-	-	-	1,580	-	1,580
Common stock issued under Employee Stock Purchase Plan & Service Awards	6,881	2	-	71	-	-	-	-	73
Cash dividends on common stock	-	-	-	-	-	(965)	-	-	(965)
Cash dividends on preferred stock	-	-	-	-	-	(134)	-	-	(134)
Balances, March 31,2019	9,653,225	$2,019	$980	$24,285	$8,803	$119,638	$(3,188)	$(290)	$152,247

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Cash Flows

(in Thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$3,245	$2,902
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,207	3,852
Depreciation	1,036	940
Amortization of debt issuance costs	6	-
Amortization of fees, discounts and premiums	260	217
Gain (loss) on sales of other real estate owned, net	-	17
Proceeds from sales of loans held for sale	3,416	9,215
Origination of loans held for sale	(3,416)	(9,215)
Decrease (increase) in mortgage servicing rights	(23)	73
Realized gain on sale of premises and equipment	2	10
Noncash lease expense	681	902
Net change in operating assets and liabilities:
Accrued interest receivable	(854)	(572)
Other assets	11,034	1,356
Accrued interest payable	(29)	(8)
Lease liability	1,050	(828)
Other liabilities	1,646	837
Net cash provided by operating activities	20,261	9,698

Cash flows from investing activities:
Purchases of available-for-sale securities	(52,599)	(12,335)
Maturities, prepayments and calls of available-for-sale securities	49,326	13,321
Maturities, prepayments and calls of held-to-maturity securities	934	3,672
Loan originations and principal collections, net	(23,432)	(39,199)
Income from equity investment in unconsolidated subsidiary	(244)	(96)
Dividends received from unconsolidated subsidiary	196	110
Costs (proceeds) from FHLB stock purchase	(68)	89
Proceeds from sales of other real estate owned	-	40
Proceeds from sales of premises and equipment	2	10
Purchases of premises and equipment	(761)	(1,482)
Net cash used in investing activities	(26,646)	(35,870)

Cash flows from financing activities:
Net increase (decrease) in deposits	30,771	(3,518)
Proceeds from issuance of common stock	93	73
Dividends paid	(1,103)	(1,099)
Net cash provided by (used in) financing activities	29,761	(4,544)
Net change in cash, cash equivalents and restricted cash	23,376	(30,716)
Cash, cash equivalents and restricted cash at beginning of period	132,116	155,495
Cash, cash equivalents and restricted cash at end of period	$155,492	$124,779

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$403	$507
Income taxes	$88	$101
Supplemental disclosure of noncash investing and financing activities:
Net change in unrealized loss on held-to-maturity securities, net of tax	$73	$87
Net change in unrealized gain (loss) on available-for-sale securities, net of tax	$4,570	$1,493
Other real estate owned transferred to loans, net	$42	$-
Initial recognition of right-of-use asset	$-	$32,572
Initial recognition of lease liability	$-	$(32,369)

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Notes to Condensed Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

Note 1 – Nature of Business

Organization

The accompanying condensed consolidated financial statements include the accounts of BankGuam Holding Company (“Company”) and its wholly-owned subsidiaries, Bank of Guam (“Bank”) and BankGuam Investment Services (“BGIS”) (formerly BankGuam Investment and Insurance Services). The Company is a Guam corporation organized on October 29, 2010, to act as the holding company of the Bank, a Guam banking corporation, a 21-branch bank serving the communities in Guam, the Commonwealth of the Northern Mariana Islands (CNMI), the Federated States of Micronesia (FSM), the Republic of the Marshall Islands (RMI), the Republic of Palau (ROP), and San Francisco, California. BankGuam Investment Services was incorporated in Guam in 2015 and initially capitalized during the first quarter of 2016. During July 2016, the Company executed an agreement to purchase up to 70% of ASC Trust LLC, formerly ASC Trust Corporation, which has resulted in the Company purchasing 45% of the voting common stock of ASC Trust LLC to date.

Other than holding the shares of the Bank, BGIS and ASC Trust LLC, the Company conducts no significant activities, although it is authorized, with the prior approval of its principal regulator, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), to engage in a variety of activities related to the business of banking. Currently, substantially all of the Company’s operations are conducted and substantially all of the assets are owned by the Bank, which accounts for substantially all of our consolidated revenues, expenses and operating income. The Bank provides a variety of financial services to individuals, businesses and governments through its branches. The Bank’s headquarters is located in Hagåtña, Guam. The Bank currently has ten branches in Guam, four in the CNMI, four in the FSM, one in the RMI, one in the ROP, and one in San Francisco, California. The Bank’s primary deposit products are demand deposits, savings and time certificate accounts, and its primary lending products are consumer, commercial and real estate loans. On January 15, 2020, the FDIC notified the Bank that they have no objections to the closure of the Tumon and Malesso branches in Guam Effective April 3, 2020. The Bank proceeded with the closure of Malesso branch, however the closure of Tumon branch was delayed to assist the Bank’s customers during the COVID-19 pandemic.

For ease of reference we will sometimes refer to the Company and the Bank as “we”, “us” or “our”.

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

These unaudited condensed consolidated financial statements have been prepared on a basis consistent with prior periods, and should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2019, and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the U.S. Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 on March 19, 2020.

Our condensed consolidated financial condition at March 31, 2020, and the condensed consolidated results of operations for the three months ended March 31, 2020, are not necessarily indicative of what our financial condition will be at December 31, 2020, or of the results of our operations that may be expected for the full year ending December 31, 2020.

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

COVID-19

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q were issued. On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a global pandemic, which continues to spread throughout the United States and around the world. The declaration of a global pandemic indicates that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. The outbreak of COVID-19 could adversely impact a broad range of industries in which the Company’s customers operate and impair their ability to fulfill their financial obligations to the Company. On March 3, 2020, the Federal Open Market Committee reduced the target range for federal funds by 50 basis points to 1.00% - 1.25%. This rate was further reduced to a target range of 0% - 0.25% on March 16, 2020. These reductions in interest rates and other effects of the COVID-19 outbreak may adversely affect the Company’s financial condition and results of operations. As a result of the spread of the COVID-19 coronavirus, economic uncertainties have risen which are likely to negatively impact net interest income and noninterest income.

Due to the Company’s concerns for the health and safety of its customers and employees, the Bank has temporarily closed one of its branches in the Commonwealth of the Northern Mariana Islands and ten of its branches in Guam (including one that closed permanently in April 2020), and limited the number of customers allowed to be in its remaining facilities at any one time to 50. The Bank has also implemented a telecommuting program for those personnel who are able to perform their responsibilities remotely, provided the computer hardware and software needed to support those tasks, and established teleconferencing capabilities to reduce the number of people in attendance at all of its larger group meetings. In recognition of the potential difficulties that may be faced by our commercial and consumer customers, the Bank initiated a temporary program in March 2020 under which affected customers may have their loan payments deferred or otherwise adjusted. As of the date of this filing, the current program applies to both commercial and consumer loans, and only for a period of 90 days. Although these actions taken in response to the heightened risks posed by COVID-19 are costly, it is not possible at the time of this filing to estimate the final consequences of these impacts on economic performance or the results of the Company’s operations, its financial condition or its cash flows.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)”, a new Topic which, as modified by ASU 2018-10 and ASU 2018-12, is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements on the basis that it is important that users of financial statements have a complete and understandable picture of an entity’s leasing activities. These ASUs were effective January 1, 2019, with early adoption permitted. The Company adopted Accounting Standards Codification (“ASC”) 842 on its effective date and has elected to not restate prior periods, presenting the cumulative effect of applying the new standard within the opening balance of retained earnings on January 1, 2019. The new standard allows for several transition practical expedients. The Company has chosen to elect the package of practical expedients, which permits the Company to forgo reassessing lease identification, lease classification, and initial direct costs. The Company will apply the hindsight practical expedient when evaluating the lease term and assessing impairment of Right of Usage (“ROU”) assets. The Company also elected to combine the lease and non-lease components, such as maintenance fees, as a single lease component and elected to use the remaining lease term instead of total lease term in determining the incremental borrowing rate. The Company has made an accounting policy election to not recognize lease liabilities and ROU assets for short-term leases, which are leases with initial terms of 12 months or less and for which there is not a purchase option that is reasonably certain to be exercised. All leases within the Company’s portfolio are classified as operating leases. On adoption, the Company recognized ROU assets and lease liabilities for operating leases of $32.6 million and $32.4 million, respectively, with no cumulative effect in retained earnings, which are included in other assets and other liabilities on the accompanying condensed consolidated statements of financial condition.

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

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting," which provides temporary optional expedients to ease the financial reporting burdens of the expected market transition from London Interbank Offered Rate (LIBOR) to an alternative reference rate such as Secured Overnight Financing Rate (SOFR). The guidance was effective upon issuance and generally can be applied through December 31, 2022. We are currently evaluating this guidance to determine the date of adoption and the impact on the Company.

Note 3 – Earnings Per Common Share

Basic earnings per common share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Potential common shares that may be issued by the Company relate to shares subscribed but not yet issued in 2020 and 2019 under the Employee Stock Purchase Plan, and are reported as dilutive options. No shares were subscribed but not issued at March 31, 2020 and 2019.

Earnings per common share are computed based on reported net income, preferred stock dividends and the following common share data:

	Three Months Ended March 31,
	2020	2019
Net income	$3,245	$2,902
Less preferred stock dividends	(136)	(134)
Net income attributable to common stockholders	3,109	2,768
Weighted average number of common shares outstanding - used to calculate basic and diluted earnings per common share	9,673	9,647
Earnings per common share:
Basic	$0.32	$0.29
Diluted	$0.32	$0.29

Note 4 – Investment Securities

The amortized cost and fair value of investment securities, with gross unrealized gains and losses, follows:

	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$45,488	$181	$-	$45,669
U.S. government agency pool securities	177,405	135	(631)	176,909
U.S. government agency or GSE residential mortgage-backed securities	157,403	4,781	-	162,184
Total	$380,296	$5,097	$(631)	$384,762
Securities Held-to-Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$31,794	$503	$-	$32,297
U.S. government agency pool securities	5,448	11	(45)	5,414
U.S. government agency or GSE residential mortgage-backed securities	11,833	278	-	12,111
Total	$49,075	$792	$(45)	$49,822

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$75,496	$3	$(64)	$75,435
U.S. government agency pool securities	174,543	42	(1,088)	173,497
U.S. government agency or GSE residential mortgage-backed securities	128,409	181	(392)	128,198
Total	$378,448	$226	$(1,544)	$377,130
Securities Held-to-Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$31,723	$286	$(1)	$32,008
U.S. government agency pool securities	5,727	6	(70)	5,663
U.S. government agency or GSE residential mortgage-backed securities	12,534	67	(68)	12,533
Total	$49,984	$359	$(139)	$50,204

At March 31, 2020, and December 31, 2019, investment securities with a carrying value of $336.8 million and $299.5 million, respectively, were pledged to secure various government deposits and to meet other public requirements.

There were no sales of investment securities for the three months ended March 31, 2020 and 2019.

The amortized cost and estimated fair value of investment securities by contractual maturity at March 31, 2020, and December 31, 2019, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or borrowers the right to prepay obligations with or without call or prepayment penalties. At March 31, 2020, obligations of U.S. government corporations and agencies with amortized costs totaling $429.4 million consist predominantly of Small Business Administration (“SBA”) agency pool securities totaling $182.9 million and residential mortgage-backed securities totaling $169.2 million whose contractual maturity, or principal repayment, will follow the repayment of the underlying small business loans or mortgages. For purposes of the following table, the entire outstanding balance of these SBA pools and mortgage-backed securities issued by U.S. government corporations and agencies is categorized based on final maturity date. At March 31, 2020, the Bank estimates the average remaining life of these SBA pools and mortgage-backed securities to be each approximately 2.7 years, respectively.

	March 31, 2020
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$39,994	$40,166	$22,161	$22,413
Due after one but within five years	10,837	10,835	12,142	12,379
Due after five but within ten years	102,899	104,124	6,665	6,858
Due after ten years	226,566	229,637	8,107	8,172
Total	$380,296	$384,762	$49,075	$49,822

	December 31, 2019
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$55,022	$54,980	$19,840	$19,982
Due after one but within five years	26,868	26,838	14,680	14,796
Due after five but within ten years	101,390	101,252	7,172	7,211
Due after ten years	195,168	194,060	8,292	8,215
Total	$378,448	$377,130	$49,984	$50,204

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2020, and December 31, 2019.

	March 31, 2020
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value
Securities Available for Sale
U.S. government agency pool securities	$(12)	$8,216	$(619)	$102,431	$(631)	$110,647
Total	$(12)	$8,216	$(619)	$102,431	$(631)	$110,647

Securities Held to Maturity
U.S. government agency pool securities	$-	$-	$(45)	$3,583	$(45)	$3,583
Total	$-	$-	$(45)	$3,583	$(45)	$3,583

	December 31, 2019
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value
Securities Available for Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(8)	$15,008	$(56)	$50,426	$(64)	$65,434
U.S. government agency pool securities	(19)	15,619	(1,069)	144,607	(1,088)	160,226
U.S. government agency or GSE residential mortgage-backed securities	(200)	60,439	(192)	21,414	(392)	81,853
Total	$(227)	$91,066	$(1,317)	$216,447	$(1,544)	$307,513

Securities Held to Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(1)	$2,010	$-	$-	$(1)	$2,010
U.S. government agency pool securities	-	-	(70)	3,767	(70)	3,767
U.S. government agency or GSE residential mortgage-backed securities	(3)	3,483	(65)	5,014	(68)	8,497
Total	$(4)	$5,493	$(135)	$8,781	$(139)	$14,274

The investment securities that were in an unrealized loss position as of March 31, 2020, comprised a total of 68 Small Business Administration (“SBA”) Pool securities, which were not other-than-temporarily impaired.

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

Investment in Unconsolidated Subsidiary

On July 1, 2019, with the approval of the Federal Reserve Bank of San Francisco, the Company used $4.1 million of the proceeds from the subordinated notes totaling $15.0 million that were issued on June 27, 2019, to acquire an additional 20% of the voting common stock of ASC Trust LLC at the second closing, pursuant to the Stock Purchase Agreement (the “Agreement”) dated May 27, 2016, between the Company and David J. John, as amended to date. This transaction brought the Company’s non-controlling interest in ASC Trust LLC to 45%. The Company’s Chief Executive Officer serves on the Board of Directors of ASC Trust LLC. Another of the Company’s Board members also serves as a non-minority voting member of an entity that owns 10% of the common stock of ASC Trust LCC. See “Note 13 – Subordinated Debt” for more detailed information on the subordinated notes. The Agreement provides for the acquisition of an additional 25% of the stock of ASC Trust LLC in April 2021, with the future purchase subject to regulatory approval. The Agreement contains customary warranties, representations and indemnification provisions.

Note 5 – Loans Held for Sale, Loans and Allowance for Loan Losses

Loans Held for Sale

In its normal course of business, the Bank originates mortgage loans held for sale to the FHLMC. The Bank has elected to measure its residential mortgage loans held for sale at cost. Origination fees and costs are recognized in earnings at the time of origination. Loans are sold to FHLMC at par.

During the three months ended March 31, 2020, the Bank originated $3.4 million and sold approximately $3.4 million in FHLMC mortgage loans. During the three months ended March 31, 2019, the Bank originated approximately $3.6 million and sold approximately $8.4 million in FHLMC loans

Mortgage loans serviced for others are not included in the accompanying condensed consolidated statements of financial condition. The unpaid principal balances of mortgage loans serviced for others were $186.4 million at March 31, 2020, and $189.5 million at December 31, 2019. The decrease of $3.1 million (1.6%) during the three months ended March 31, 2020, was due to the principal paydowns during the period.

We retain mortgage servicing rights on mortgage loans that we sell. Such rights represent the net positive cash flows generated from the servicing of such mortgage loans and we recognize such rights as assets on our statements of financial condition based on their estimated fair values. We receive servicing fees, less any subservicing costs, on the unpaid principal balances of such mortgage loans. Those fees are collected from the monthly payments made by the mortgagors or from the proceeds of the sale or foreclosure and liquidation of the underlying real property collateralizing the loans. At March 31, 2020, and December 31, 2019, mortgage servicing rights each totaled $1.7 million, respectively, and are included in other assets in the accompanying condensed consolidated statements of financial condition. The Bank accounts for mortgage servicing rights at fair value with changes in fair value recorded as a part of service fees and charges in the condensed consolidated statements of income.

Loans

Outstanding loan balances are presented net of unearned income, deferred loan fees, and unamortized discount and premium totaling $2.7 million at March 31, 2020, and $2.9 million at December 31, 2019. Loans subject to ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” are presented net of the related accretable yield.

The loan portfolio consisted of the following at:

	March 31, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
Commercial
Commercial & industrial	$279,746	21.1%	$282,426	21.6%
Commercial mortgage	608,297	45.8%	591,364	45.3%
Commercial construction	83,302	6.3%	71,101	5.4%
Commercial agriculture	655	0.0%	664	0.1%
Total commercial	972,000	73.2%	945,555	72.4%
Consumer
Residential mortgage	124,472	9.4%	124,250	9.5%
Home equity	2,749	0.2%	2,685	0.2%
Automobile	21,083	1.6%	21,631	1.7%
Other consumer loans[1]	207,957	15.6%	211,884	16.2%
Total consumer	356,261	26.8%	360,450	27.6%
Gross loans	1,328,261	100.0%	1,306,005	100.0%
Deferred loan (fees) costs, net	(2,657)		(2,863)
Allowance for loan losses	(29,065)		(27,870)
Loans, net	$1,296,539		$1,275,272

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

Paycheck Protection Program

With the passage of the Paycheck Protection Program (“PPP”), administered by the Small Business Administration (“SBA”), the Bank is actively participating in assisting its customers with applications for resources through the program. PPP loans have a two-year term and earn interest at 1%. The Bank believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of April 30, 2020, the Bank has approved over $90.0 million in PPP loans. The Bank has already funded a portion of the PPP loans in April 2020 and expects to fully fund them by the end of May 2020. It is the Bank’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Bank could be required to establish additional allowance for loan loss through additional credit loss expense charged to earnings.

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

In the three months ended March 31, 2020, management adjusted the economic risk factor methodology to incorporate the current economic implications, which includes receding tourism and rising unemployment due to the COVID-19 pandemic.

Set forth below is a summary of the Bank’s activity in the allowance for loan losses during the three months ended March 31, 2020 and 2019, and the year ended December 31, 2019:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	Year Ended December 31, 2019
Balance, beginning of period	$27,870	$23,774	$23,774
Provision for loan losses	2,207	3,852	9,788
Recoveries on loans previously charged off	480	477	2,213
Charged off loans	(1,492)	(2,001)	(7,905)
Balance, end of period	$29,065	$26,102	$27,870

Set forth below is information regarding loan balances and the related allowance for loan losses, by portfolio type, for the three months ended March 31, 2020 and 2019, and the year ended December 31, 2019, respectively.

	Commercial	Residential Mortgages	Consumer	Total
	(Dollars in thousands)
Three Months Ended March 31, 2020
Allowance for loan losses:
Balance at beginning of period	$18,360	$1,490	$8,020	$27,870
Charge-offs	-	-	(1,492)	(1,492)
Recoveries	5	-	475	480
Provision	1,223	402	582	2,207
Balance at end of period	$19,588	$1,892	$7,585	$29,065

Allowance balance at end of period related to:
Loans individually evaluated for impairment	$4,156	$2	$396	$4,554
Loans collectively evaluated for impairment	15,432	1,890	7,189	24,511
Ending balance	$19,588	$1,892	$7,585	$29,065

Loan balances at end of period:
Loans individually evaluated for impairment	$33,916	$4,416	$415	$38,747
Loans collectively evaluated for impairment	938,084	122,805	228,625	1,289,514
Ending balance	$972,000	$127,221	$229,040	$1,328,261

Three Months Ended March 31, 2019
Allowance for loan losses:
Balance at beginning of period	$14,887	$1,648	$7,239	$23,774
Charge-offs	(210)	-	(1,791)	(2,001)
Recoveries	4	2	471	477
Provision	2,664	(196)	1,384	3,852
Ending balance	$17,345	$1,454	$7,303	$26,102

Allowance balance at end of period related to:
Loans individually evaluated for impairment	$7,107	$59	$1,495	$8,661
Loans collectively evaluated for impairment	10,238	1,395	5,808	17,441
Ending balance	$17,345	$1,454	$7,303	$26,102

Loan balances at end of period:
Loans individually evaluated for impairment	$24,812	$4,891	$1,668	$31,371
Loans collectively evaluated for impairment	870,442	128,270	246,119	1,244,831
Ending balance	$895,254	$133,161	$247,787	$1,276,202

Year Ended December 31, 2019
Allowance for loan losses:
Balance at beginning of year	$14,887	$1,648	$7,239	$23,774
Charge-offs	(1,599)	-	(6,306)	(7,905)
Recoveries	37	67	2,109	2,213
Provision	5,035	(225)	4,978	9,788
Ending balance	$18,360	$1,490	$8,020	$27,870

Allowance balance at end of year related to:
Loans individually evaluated for impairment	$6,105	$2	$1,657	$7,764
Loans collectively evaluated for impairment	12,255	1,488	6,363	20,106
Ending balance	$18,360	$1,490	$8,020	$27,870

Loan balances at end of year:
Loans individually evaluated for impairment	$34,185	$3,758	$1,808	$39,751
Loans collectively evaluated for impairment	911,370	123,177	231,707	1,266,254
Ending balance	$945,555	$126,935	$233,515	$1,306,005

Credit Quality

The following table provides a summary of the delinquency status of the Bank’s loans by portfolio type:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Non- Accrual	90 Days and Greater Still Accruing	Total Past Due	Current	Total Loans Outstanding
March 31, 2020
Commercial
Commercial & industrial	$4,972	$530	$3,701	$406	$9,609	$270,137	$279,746
Commercial mortgage	17,941	592	2,384	-	20,917	587,380	608,297
Commercial construction	-	-	-	-	-	83,302	83,302
Commercial agriculture	-	-	-	-	-	655	655
Total commercial	22,913	1,122	6,085	406	30,526	941,474	972,000

Consumer
Residential mortgage	6,468	5,155	1,172	337	13,132	111,340	124,472
Home equity	-	-	-	-	-	2,749	2,749
Automobile	1,820	376	-	313	2,509	18,574	21,083
Other consumer [1]	4,746	1,841	32	2,033	8,652	199,305	207,957
Total consumer	13,034	7,372	1,204	2,683	24,293	331,968	356,261
Total	$35,947	$8,494	$7,289	$3,089	$54,819	$1,273,442	$1,328,261

December 31, 2019
Commercial
Commercial & industrial	$15,924	$-	$4,076	$-	$20,000	$262,426	$282,426
Commercial mortgage	1,490	358	2,698	-	4,546	586,818	591,364
Commercial construction	-	-	-	-	-	71,101	71,101
Commercial agriculture	-	-	-	-	-	664	664
Total commercial	17,414	358	6,774	-	24,546	921,009	945,555

Consumer
Residential mortgage	5,318	3,515	1,214	187	10,234	114,016	124,250
Home equity	-	-	-	-	-	2,685	2,685
Automobile	1,241	278	-	93	1,612	20,019	21,631
Other consumer [1]	2,991	1,515	96	1,510	6,112	205,772	211,884
Total consumer	9,550	5,308	1,310	1,790	17,958	342,492	360,450
Total	$26,964	$5,666	$8,084	$1,790	$42,504	$1,263,501	$1,306,005

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

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

The following table provides information as of March 31, 2020, and December 31, 2019, with respect to loans on non-accrual status, by portfolio type:

	March 31, 2020	December 31, 2019
	(Dollars in thousands)
Non-accrual loans:
Commercial
Commercial & industrial	$10,250	$10,587
Commercial mortgage	8,457	8,100
Commercial construction	-	-
Commercial agriculture	-	-
Total commercial	18,707	18,687

Consumer
Residential mortgage	$3,485	$3,370
Home equity	-	-
Automobile	-	-
Other consumer [1]	109	206
Total consumer	3,594	3,576
Total non-accrual loans	$22,301	$22,263

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

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

The Bank classifies its loan portfolios using internal credit quality ratings, as discussed above under Allowance for Loan Losses. The following table provides a summary of loans by portfolio type and the Bank’s internal credit quality ratings as of March 31, 2020, and December 31, 2019:

	March 31, 2020	December 31, 2019	Increase (Decrease)
	(Dollars in thousands)
Pass:
Commercial & industrial	$234,845	$247,202	$(12,357)
Commercial mortgage	569,085	551,459	17,626
Commercial construction	83,302	71,101	12,201
Commercial agriculture	655	664	(9)
Residential mortgage	119,877	119,851	26
Home equity	2,749	2,685	64
Automobile	21,082	21,538	(456)
Other consumer	207,533	210,165	(2,632)
Total pass loans	$1,239,128	$1,224,665	$14,463

Special Mention:
Commercial & industrial	$14,371	$3,641	$10,730
Total special mention loans	$14,371	$3,641	$10,730

Substandard:
Commercial & industrial	$21,059	$21,597	$(538)
Commercial mortgage	37,988	38,414	(426)
Residential mortgage	751	762	(11)
Other consumer	11	12	(1)
Total substandard loans	$59,809	$60,785	$(976)

Formula Classified:
Residential mortgage	$3,844	$3,637	$207
Automobile	1	93	(92)
Other consumer	413	1,707	(1,294)
Total formula classified loans	$4,258	$5,437	$(1,179)

Doubtful:
Commercial & industrial	$9,471	$9,986	$(515)
Commercial mortgage	1,224	1,491	(267)
Total doubtful loans	$10,695	$11,477	$(782)
Total outstanding loans, gross	$1,328,261	$1,306,005	$22,256

As the above table indicates, the Bank’s total gross loans approximated $1.33 billion at March 31, 2020, up $22.3 million from $1.31 billion at December 31, 2019. The disaggregation of the portfolio by risk rating in the table reflects the following changes between December 31, 2019, and March 31, 2020:

•

Loans rated “pass” increased by $14.5 million, to $1.24 billion at March 31, 2020, from $1.22 billion at December 31, 2019. The increase is primarily attributed to increases in commercial mortgage loans by $17.6 million and commercial construction loans by $12.2 million. These increases were partially offset by decreases in commercial & industrial loans by $12.4 million, other consumer loans by $2.6 million, and automobile loans by $456 thousand. The increase in commercial mortgage is due to new loans, while the increase in commercial construction loans were due to new loans totaling $12.0 million and additional disbursements of $3.0 million. These increases were offset by $1.6 million in pay downs and one loan totaling $1.2 million in construction that was completed and reallocated to commercial mortgage category. The decrease in commercial & industrial was due to $28.0 million in pay offs, $11.3 million in pay downs and $5.6 million in one loan relationship that was classified to “special mention”, offset by $19.6 million in new loans and $12.9 million in additional disbursements. The decrease in other consumer are due to $13.4 million in pay downs, $11.4 million in payoffs, $428 thousand in charge-offs and $43 thousand classified to “formula”. These decreases were largely offset by $23.1 million in loans funded during the quarter. The decrease in automobile loans is due to pay downs and payoffs.

•

The “special mention” category increased by $10.7 million, to $14.4 million at March 31, 2020, from $ 3.6 million at December 31, 2019. This is attributed to an increase in commercial & industrial loans by $10.7 million, primarily as a result of one loan relationship totaling $5.6 million reclassified to “special mention”. In addition, there were new loans from the same relationship totaling $5.6 million.

•

Loans classified as “substandard” decreased by $976 thousand, to $59.8 million at March 31, 2020, from $60.8 million at December 31, 2019. The decrease was the result of commercial & industrial primarily due to $527 thousand in pay downs. The decrease in substandard commercial mortgage loans by $426 thousand is due to pay downs.

•

The “formula classified” category decreased by $1.2 million, to $4.3 million at March 31, 2020, from $5.4 million at December 31, 2019. The decrease is due primarily to a decrease of other consumer loans in that category by $1.3 million due to COVID-19 loan deferrals.

•

The “doubtful” category decreased by $782 thousand, to $10.7 million at March 31, 2020, from $11.5 million at December 31, 2019. The decrease of $515 thousand in commercial & industrial loans were due to paydowns, while the decrease of $267 thousand in commercial mortgage was primarily due to one loan payoff of $260 thousand.

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

The following table sets forth information regarding non-accrual loans and restructured loans, at March 31, 2020, and December 31, 2019:

	March 31, 2020	December 31, 2019
	(Dollars in thousands)
Impaired loans:
Restructured loans:
Non-accruing restructured loans	$6,630	$7,293
Accruing restructured loans	14,782	15,191
Total restructured loans	21,412	22,484
Other impaired loans	17,335	17,267
Total impaired loans	$38,747	$39,751

Impaired loans less than 90 days delinquent and included in total impaired loans	$30,206	$29,704

The table below contains additional information with respect to impaired loans, by portfolio type, at March 31, 2020, and December 31, 2019:

	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
March 31, 2020, With no related allowance recorded:
Commercial & industrial	$25,056	$25,981	$6,264	$88
Commercial mortgage	8,490	8,490	2,122	-
Commercial construction	-	-	-	-
Commercial agriculture	-	-	-	-
Residential mortgage	901	901	225	(390)
Home equity	-	-	-	-
Automobile	-	-	-	-
Other consumer	-	-	-	-
Total impaired loans with no related allowance	$34,447	$35,372	$8,611	$(302)

March 31, 2020, With a related allowance recorded:
Commercial & industrial	$267	$493	$67	$3
Commercial mortgage	103	118	26	-
Commercial construction	-	-	-	-
Commercial agriculture	-	-	-	-
Residential mortgage	3,516	3,526	879	(6)
Home equity	-	-	-	-
Automobile	1	1	-	-
Other consumer	413	413	103	-
Total impaired loans with a related allowance	$4,300	$4,551	$1,075	$(3)

December 31, 2019, With no related allowance recorded:
Commercial & industrial	$25,702	$26,627	$20,734	$105
Commercial mortgage	8,138	8,138	9,230	(1)
Commercial construction	-	-	-	-
Commercial agriculture	-	-	-	-
Residential mortgage	379	379	115	(174)
Home equity	-	-	-	-
Automobile	-	-	-	-
Other consumer	-	-	-	-
Total impaired loans with no related allowance	$34,219	$35,144	$30,079	$(70)

December 31, 2019, With a related allowance recorded:
Commercial & industrial	$247	$472	$214	$1
Commercial mortgage	98	114	79	-
Commercial construction	-	-	-	-
Commercial agriculture	-	-	-	-
Residential mortgage	3,379	3,400	4,260	(6)
Home equity	-	-	-	-
Automobile	93	93	97	2
Other consumer	1,715	1,716	1,516	18
Total impaired loans with a related allowance	$5,532	$5,795	$6,166	$15

Troubled Debt Restructurings

In accordance with FASB’s Accounting Standards Update No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring” (ASU No. 2011-02), the Bank had $21.4 million of troubled debt restructurings (“TDRs”) as of March 31, 2020, down by $1.1 million from $22.5 million at December 31, 2019, primarily in commercial mortgage loans. The restructured loans recorded with the Bank have been modified for the purpose of alleviating temporary impairments to the borrower’s financial condition. The modifications that the Bank has extended to borrowers have come in the form of a change in the repayment terms. The workout plan between the borrower and the Bank is designed to provide a bridge for cash flow shortfalls in the near term. As the borrower works through the near-term issues, in most cases, the original contractual terms will be reinstated.

P.L. 116-136, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) provided guidance around the modification of loans as a result of the COVID-19 pandemic, which outlined, among other criteria, that short-term modifications made on a good faith basis to borrowers who were current as defined by the CARES Act prior to any relief, are not TDRs. This includes short-term (e.g. six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers are considered current under the CARES Act if they are less than 30 days past due on their contractual payments at the time a modification program is implemented.

Additional information regarding performing and nonperforming TDRs at March 31, 2020, and December 31, 2019, is set forth in the following table:

	Number of	Pre- Modification Outstanding Recorded	Principal	Post- Modification Outstanding Recorded	Outstanding Balance
	Loans	Investment	Modifications	Investment	March 31, 2020	December 31, 2019
Performing
Residential mortgage	1	$27	$-	$27	$26	$26
Commercial mortgage	5	16,074	-	16,074	14,756	15,165
Automobile	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total performing	6	$16,101	$-	$16,101	$14,782	$15,191
Nonperforming
Residential mortgage	-	$-	$-	$-	$-	$-
Commercial mortgage	16	11,025	-	11,025	6,630	7,293
Automobile	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total nonperforming	16	$11,025	$-	$11,025	$6,630	$7,293
Total Troubled Debt Restructurings (TDRs)	22	$27,126	$-	$27,126	$21,412	$22,484

Principal modification includes principal forgiveness at the time of modification, contingent principal forgiveness granted over the life of the loan based on borrower performance, and principal that has been legally separated and deferred to the end of the loan, with zero percent contractual interest rate.

In an effort to constructively work with borrowers affected by the COVID-19 pandemic, the Bank initiated a temporary program in March 2020 to allow for 90-day deferrals for residential mortgage and commercial loans upon request from the borrower, and a 90-day deferral for all consumer and automobile loans. The Bank did not identify consumer loans that were deferred and were over 30 days delinquent as TDRs due to the dollar amounts of the loans. However, management did identify a specific reserve for consumer loans over 90 days that were deferred and increased its environmental factors for the reserve to account for the effects of the COVID-19 pandemic.

There were no defaults on troubled debt restructurings following the modification during the three months ended March 31, 2020 and 2019.

The Bank has two significant borrowing relationships in bankruptcy. The Bank has calculated a specific reserve within the allowance for one of the borrowing relationships in bankruptcy in the amount of $4.2 million, and has sufficient collateral for the other borrowing relationship. The Bank’s management believes that at March 31, 2020, there is sufficient coverage to protect the Bank’s exposure to both relationships.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). As of March 31, 2020, and December 31, 2019, the Bank met all capital adequacy requirements to which it is subject.

As of March 31, 2020, the Bank’s capital ratios each exceeded the Federal Deposit Insurance Corporation’s well capitalized standards under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the Bank’s last regulatory examination that management believes have changed the Bank’s category. The Bank anticipates a large influx of deposits from the federal relief programs due to the COVID-19 pandemic, and understands the adverse impact it will have on its Tier 1 capital (to average assets). Management believes that is has the capacity to absorb the growth in total assets, and the tools needed to move deposits off of its balance sheet through its Trust services to continue to be above the well capitalized standards under the regulatory framework for prompt corrective action.

The Company’s actual capital amounts and ratios as of March 31, 2020, and December 31, 2019, are presented in the table below.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2020:
Total capital (to Risk Weighted Assets)	$199,415	14.450%	$110,402	8.000%	$138,002	10.000%
Tier 1 capital (to Risk Weighted Assets)	$167,022	12.103%	$82,801	6.000%	$110,402	8.000%
Tier 1 capital (to Average Assets)	$167,022	8.382%	$79,710	4.000%	$99,637	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$157,239	11.394%	$62,101	4.500%	$89,701	6.500%

At December 31, 2019:
Total capital (to Risk Weighted Assets)	$197,000	14.417%	$109,313	8.000%	$136,641	10.000%
Tier 1 capital (to Risk Weighted Assets)	$164,787	12.060%	$81,985	6.000%	$109,313	8.000%
Tier 1 capital (to Average Assets)	$164,787	8.418%	$78,298	4.000%	$97,873	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$155,005	11.344%	$61,489	4.500%	$88,817	6.500%

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

A summary of financial instruments with off-balance-sheet risk at March 31, 2020, and December 31, 2019, is as follows:

	March 31, 2020	December 31, 2019
Commitments to extend credit	$145,768	$157,463

Letters of credit:
Standby letters of credit	$57,489	$58,182
Commercial letters of credit	1,518	513
Total	$59,007	$58,695

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

The Bank considers its standby and other letters of credit to be payment guarantees. At March 31, 2020, the maximum undiscounted future payments that the Bank could be required to make for all outstanding letters of credit were $59.0 million. All of these arrangements mature within one year. The Bank has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized; however, several are unsecured. The Bank had recorded $36 thousand in reserve liabilities associated with these guarantees at March 31, 2020.

Note 9 – Income Taxes

We record an amount equal to the tax credits, tax loss carry-forwards and tax deductions (“tax benefits”) that we believe will be available to offset or reduce the amounts of income taxes in future periods as a deferred tax asset on our condensed consolidated statements of financial condition. Under applicable federal and state income tax laws and regulations in the United States, such tax benefits will expire if not used within specified periods of time. Accordingly, the ability to fully use the deferred tax asset depends on the amount of taxable income that we generate during those time periods. At least once each year, or more frequently if warranted, we make an estimates of future taxable income that we believe we are likely to generate during those future periods. If we conclude, on the basis of those estimates and the amount of the tax benefits available to us, that it is more likely than not that we will be able to fully utilize those tax benefits prior to their expiration, we recognize the deferred tax asset in full on our balance sheet. On the other hand, if we conclude on the basis of those estimates and the amount of the tax benefits available to us that it has become more likely than not that we will be unable to utilize those tax benefits in full prior to their expiration, then we would establish a (or increase any existing) valuation allowance to reduce the deferred tax asset on our balance sheet to the amount which we believe we are more likely than not to be able to utilize. Such a reduction is implemented by recognizing a non-cash charge that would have the effect of increasing the provision, or reducing any credit, for income taxes that we would otherwise have recorded in our condensed consolidated statements of income. The determination of whether and the extent to which we will be able to utilize our deferred tax asset involves significant management judgments and assumptions that are subject to period-to-period changes as a result of changes in tax laws, changes in the market, or economic conditions that could affect our operating results or variances between our actual operating results and our projected operating results, as well as other factors.

A valuation allowance of $1.8 million has been provided at March 31, 2020, and December 31, 2019, to reduce the deferred tax asset because, in management’s opinion, it is more likely than not that less than the entire amount will be realized. The portion of the deferred tax asset with valuation allowance is attributable to a cumulative net operating loss carry forward from the Bank’s CNMI operations, which losses management anticipates will continue. The charge from the net operating loss has already been realized in the accompanying condensed consolidated statements of income as a result of the Guam income tax code.

The difference between the effective income tax expense and the income tax expense computed at the Guam statutory rate of 21% was due to nontaxable interest income earned on loans to the Government of Guam.

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

Financial assets measured at fair value on a recurring basis as of March 31, 2020, and December 31, 2019, are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At March 31, 2020
U.S. treasury notes and bonds	$35,157	$-	$-	$35,157
U.S. government agency and government sponsored enterprise (GSE) debt securities	-	10,512	-	10,512
U.S. government agency pool securities	-	176,909	-	176,909
U.S. government agency or GSE	-	162,184	-	162,184
Total fair value of available-for-sale securities	35,157	349,605	-	384,762
Other assets:
MSRs	-	-	1,744	1,744
Total fair value	$35,157	$349,605	$1,744	$386,506

At December 31, 2019
U.S. treasury notes and bonds	$44,978	$-	$-	$44,978
U.S. government agency and government sponsored enterprise (GSE) debt securities	-	30,457	-	30,457
U.S. government agency pool securities	-	173,497	-	173,497
U.S. government agency or GSE	-	128,198	-	128,198
Total fair value of available-for-sale securities	44,978	332,152	-	377,130
Other assets:
MSRs	-	-	1,704	1,704
Total fair value	$44,978	$332,152	$1,704	$378,834

There were no liabilities measured at fair value on a recurring basis as of March 31, 2020, and December 31, 2019.

For the periods ended March 31, 2020, and December 31, 2019, the changes in Level 3 assets measured at fair value on a recurring basis are as follows:

	March 31, 2020	December 31, 2019
Beginning balance	$1,704	$1,778
Realized and unrealized net gains:
Included in net income	40	(74)
Ending balance	$1,744	$1,704

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

The following table presents quantitative information about the valuation technique and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring basis:

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average Rate
March 31, 2020
Financial instrument:
MSRs	$1,744	Discounted Cash Flow	Discount Rate	7.51% - 8.47%	7.70%
			Weighted Average Prepayment Rate (Public Securities Association)	125%
December 31, 2019
Financial instrument:
MSRs	$1,704	Discounted Cash Flow	Discount Rate	7.51% - 8.47%	7.70%
			Weighted Average Prepayment Rate (Public Securities Association)	125%

There were no transfers into or out of the Bank’s Level 3 financial instruments for the periods ended March 31, 2020, and December 31, 2019.

Nonrecurring Fair Value Measurements

Under certain circumstances, the Bank makes adjustments to fair value for assets and liabilities even though they are not measured at fair value on an ongoing basis. The following table presents the financial instruments carried on the condensed consolidated statements of financial condition by caption and by level in the fair value hierarchy at March 31, 2020, and December 31, 2019, for which a nonrecurring change in fair value has been recorded:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2020
Other assets
Other real estate owned	$-	$-	$50	$50

December 31, 2019
Other assets
Other real estate owned	$-	$-	$8	$8

The fair value of loans subject to write downs is estimated using the appraised value of the underlying collateral, discounted as necessary due to management’s estimates of changes in economic conditions.

Additionally, the Bank also makes adjustments to nonfinancial assets and liabilities even though they are not measured at fair value on an ongoing basis. With the exception of other real estate owned, the Bank does not have nonfinancial assets or liabilities for which a nonrecurring change in fair value has been recorded during the periods ended March 31, 2020, and December 31, 2019.

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

If quoted market prices are not available, the Bank estimates fair values using pricing models and discounted cash flows that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, and credit spreads. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include U.S. GSE obligations, U.S. government agency pool securities, and other securities. Mortgage-backed securities are included in Level 2 if observable inputs are available. In certain cases where there is limited activity or less transparency around inputs to the valuation, the Bank would classify those securities in Level 3. At March 31, 2020, and December 31, 2019, the Bank did not have any Level 3 investment securities.

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

Fair Value of Other Financial Instruments

The estimated fair values of the Bank’s financial instruments, excluding those assets recorded at fair value on a recurring basis on the Bank’s condensed consolidated statements of financial condition, are as follows:

		Estimated fair value
	Carrying Amount	Level 1	Level 2	Level 3
	(Dollars in thousands)
March 31, 2020
Financial assets:
Cash and cash equivalents	$155,342	$155,342	$-	$-
Restricted cash	150	150	-	-
Federal Home Loan Bank stock	2,335	-	2,335	-
Investment securities held-to-maturity	49,075	-	49,822	-
Loans, net	1,296,539	-	-	1,335,255
Total	$1,503,441	$155,492	$52,157	$1,335,255

Financial liabilities:
Deposits	1,760,677	-	-	1,771,032
Total	$1,760,677	$-	$-	$1,771,032

December 31, 2019
Financial assets:
Cash and cash equivalents	$131,716	$131,716	$-	$-
Restricted cash	400	400	-	-
Federal Home Loan Bank stock	2,267	-	2,267	-
Investment securities held-to-maturity	49,984	-	50,204	-
Loans, net	1,275,272	-	-	1,310,822
Total	$1,459,639	$132,116	$52,471	$1,310,822

Financial liabilities:
Deposits	$1,729,906	$-	$-	$1,733,072
Total	$1,729,906	$-	$-	$1,733,072

Note 11 – Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	March 31, 2020	December 31, 2019
Net unrealized gain (loss) on available-for-sale securities	$4,466	$(971)
Amounts reclassified from AOCI for (gain) on sale of investment securities available-for-sale included in net income	-	(347)
Tax effect	(938)	277
Unrealized holding gain (loss) on available-for-sale securities, net of tax	3,528	(1,041)
Gross unrealized holding loss on held-to-maturity securities	(285)	(625)
Amortization of unrealized holding loss on held-to-maturity during the period	73	339
Unrealized holding loss on held-to-maturity securities	(212)	(286)
Accumulated other comprehensive income (loss)	$3,316	$(1,327)

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

The Bank leases certain facilities from two separate entities in which two of its directors have separate ownership interests. Lease payments made to these entities during the three months ended March 31, 2020 and 2019, approximated $59 thousand and $58 thousand, respectively. During the year ended December 31, 2019, lease payments made to these entities approximated $354 thousand.

Additionally, the Bank leases office space to third parties, with original lease terms ranging from 1 to 3 years with option periods ranging up to 12 years. At March 31, 2020, minimum future rents to be received under non-cancelable operating sublease agreements were $34 thousand and $8 thousand for the periods ending December 31, 2020 and 2021, respectively.

The cash flow from operating leases included in the measurement of lease liabilities during the three months ended March 31, 2020, was $876 thousand.

The following table summarizes the lease-related assets and liabilities recorded as part of other assets and other liabilities, respectively, in our condensed consolidated statements of financial condition at March 31, 2020, and December 31, 2019:

	March 31, 2020	December 31, 2019
Assets
Operating lease right-of-use assets	$28,855	$29,898
Total lease assets	$28,855	$29,898

Liabilities
Current
Operating	$2,365	$2,362
Noncurrent
Operating	26,810	27,797
Total lease liabilities	$29,175	$30,159

The operating lease cost, including short-term lease and variable lease costs, was $935 thousand during the three months ended March 31, 2020. Short term leases was $8 thousand for the three months ended March 31, 2020. Short term leases include one lease that is less than 12 months.

The following table provides the maturities of lease liabilities at March 31, 2020:

	Operating Leases (a)	Total
2020	$3,395	$3,395
2021	3,098	3,098
2022	2,530	2,530
2023	2,325	2,325
2024	2,259	2,259
After 2024	39,482	39,482
Total lease payments	$53,089	$53,089
Less: Interest (b)	23,914	23,914
Present value of lease liabilities (c)	$29,175	$29,175

Note: For leases commencing prior to 2019, minimum lease payments exclude payments to landlords for real estate taxes and common area maintenance.

(a)	Operating lease payments include $25.8 million related to options to extend lease terms that are reasonably certain of being exercised.
(b)	Calculated using the incremental borrowing rate based on the lease term for each lease.
(c)	Includes the current portion of $2.4 million for operating leases.

The following table provides the weighted-average lease term and discount rate at March 31, 2020:

	March 31, 2020	December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	24.4	24.1
Weighted-average discount rate
Operating leases	4.09%	4.07%

Note 13 – Subordinated Debt

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

Overview

BankGuam Holding Company (the “Company”) is a Guam corporation organized on October 29, 2010, to act as a holding company of Bank of Guam (the “Bank”), a 21-branch bank serving the communities in Guam, the Commonwealth of the Northern Mariana Islands (“CNMI”), the Federated States of Micronesia (“FSM”), the Republic of the Marshall Islands (“RMI”), the Republic of Palau (“ROP”), and San Francisco, California. On August 15, 2011, the Company acquired all of the outstanding common stock of the Bank in a holding company formation transaction.

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

In May 2016, the Company entered into a Stock Purchase Agreement (the “Agreement”) to acquire 25% of ASC Trust LLC, formerly ASC Trust Corporation, a Guam trust company. In July 2016, subsequent to the approval of the Federal Reserve Bank of San Francisco in June 2016, the purchase was executed. As stated in Note 4 – Investment Securities, and with the approval of the Federal Reserve Bank of San Francisco, an additional 20% of ASC Trust LLC, formerly ASC Trust Corporation, was purchased by the Company in July 2019. This transaction brought the Company’s non-controlling interest in ASC Trust LLC to 45%. See “Note 22 – Subordinated Debt” for more detailed information on the subordinated notes. The Agreement provides for the acquisition of an additional 25% of the stock of ASC Trust LLC in April 2021, with the future purchase subject to regulatory approval. The Agreement contains customary warranties, representations and indemnification provisions. ASC Trust LLC is primarily involved in administering 401(k) retirement plans and other employee benefit programs for its customers.

Other than holding the shares of the Bank, BGIS and ASC Trust LLC, the Company conducts no significant activities, although it is authorized, with the prior approval of its principal regulator, the Board of Governors of the Federal Reserve System, to engage in a variety of activities related to the business of banking. Currently, substantially all of the Company’s operations are conducted and substantially all of its assets are owned by the Bank, which accounts for substantially all of our consolidated revenues, expenses and operating income. The Bank’s headquarters is located in Hagåtña, Guam, and the Bank provides a variety of financial services to individuals, businesses and government entities through its branch network. The Bank’s primary deposit products are demand deposits, savings and time certificates of deposit, and its primary lending products are consumer, commercial and real estate loans. The Bank also provides many other financial services to its customers. On January 15, 2020, the FDIC notified the Bank that they have no objections to the closure of the Tumon and Malesso branches in Guam Effective April 3, 2020. The Bank proceeded with the closure of Malesso branch, however the closure of Tumon branch was delayed to assist the Bank’s customers during the COVID-19 pandemic.

Summary of Operating Results

The following table provides unaudited comparative information with respect to our results of operations for the three months ended March 31, 2020 and 2019, respectively:

	Three Months Ended March 31,
	2020 Amount	2019 Amount	% Change
Interest income	$22,099	23,417	-5.6%
Interest expense	733	500	46.6%
Net interest income, before provision for loan losses	21,366	22,917	-6.8%
Provision for loan losses	2,207	3,852	-42.7%
Net interest income, after provision for loan losses	19,159	19,065	0.5%
Non-interest income	4,071	3,626	12.3%
Non-interest expense	19,230	18,972	1.4%
Income before income taxes	4,000	3,719	7.6%
Income tax expense	755	817	-7.6%
Net income	$3,245	$2,902	11.8%

Earnings per common share
Basic	$0.32	$0.29
Diluted	$0.32	$0.29

As the above table indicates, our net income increased in the three months ended March 31, 2020, as compared to the corresponding period in 2019. In the three months ended March 31, 2020, we recorded net income after taxes of $3.2 million, an increase of $343 thousand (or 11.8%) as compared to the same period in 2019. The primary reasons for the increase were increases of $445 thousand in non-interest income and a reduction of $1.6 million in provision for loan losses, partially offset by a reduction in net interest income of $1.6 million and an increase in non-interest expense of $258 thousand.

The following table shows the increase in our net interest margin in the three months ended March 31, 2020, but it also indicates the impact that the increase in our net income had on our annualized returns on average assets and average equity. Our return on average equity increased by 0.06% during the three months ended March 31, 2020, as compared to the corresponding period in 2019, and our return on average assets increased by 5 basis points:

	Three Months Ended March 31,
	2020	2019
Net interest margin	4.52%	5.03%
Return on average assets	0.65%	0.60%
Return on average equity	7.74%	7.68%

Critical Accounting Policies

The Company’s significant accounting policies are set forth in Note 2 in the Notes to the Company’s Annual Report on Form 10-K for 2019 filed with the SEC on March 19, 2020, and Note 2 of Item 1 in this report. Our unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and general practices in the banking industry. Certain of those accounting policies are considered critical accounting policies because they require us to make assumptions and judgments regarding circumstances or trends that could affect the carrying values of our material assets, such as assumptions regarding economic conditions or trends that could impact our ability to fully collect our outstanding loans or ultimately realize the carrying values of certain of our other assets, such as securities that are available for sale. If adverse changes were to occur in the events, trends or other circumstances on which our assumptions or judgments have been based, or other unanticipated events were to happen that might affect our operating results, it could become necessary under GAAP for us to reduce the carrying values of the affected assets in our condensed consolidated statements of financial condition. In addition, because reductions in the carrying values of assets are sometimes effectuated by or require charges to income, such reductions also may have the effect of reducing our income.

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

The following table sets forth our interest income, interest expense and net interest income, and our annualized net interest margin for the three months ended March 31, 2020 and 2019, respectively:

	Three Months Ended March 31,
	2020	2019	% Change
Interest income	22,099	23,417	-5.63%
Interest expense	733	500	46.60%
Net interest income	21,366	22,917	-6.77%

Net interest margin	4.52%	5.03%	-0.51%

Net interest income decreased by 6.8%, for the three months ended March 31, 2020, as compared to the corresponding period in 2019.

For the three months ended March 31, 2020, net interest income decreased by $1.6 million as compared to the same period in 2019. Total interest income decreased by $1.3 million due decreases of $566 thousand in earnings on loans, $539 thousand in interest earned on our short term investments, and $213 thousand on deposits with banks during the three months ended March 31, 2020. The reduction in our net interest margin was the result of a decrease of 0.46% in the yield on our average earning assets in the three months ended March 31, 2020, as compared to the corresponding period of 2019, the effect of which was partially offset by an increase in our average earning assets of 3.6% between those same comparative periods.

On March 3, 2020, the Federal Open Market Committee reduced the target federal funds rate by 50 basis points to 1.00% - 1.25%. This rate was further reduced to a target range of 0% - 0.25% on March 16, 2020. These reductions in interest rates and other effects of the COVID-19 outbreak may adversely affect the Company’s financial condition and results of operations. As a result of the spread of the COVID-19 coronavirus, economic uncertainties have risen which are likely to negatively impact net interest income.

Average Balances

Distribution, Rate and Yield

The following table sets forth information regarding our average balance sheet, annualized yields on interest-earning assets and interest rates on interest-bearing liabilities, the interest rate spread and the interest rate margin for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020			2019
	Average Balance	Interest Earned/Paid	Average Yield/Rate	Average Balance	Interest Earned/Paid	Average Yield/Rate
Interest earning assets:
Short term investments[1]	$148,224	$358	0.97%	$113,417	$571	2.01%
Investment Securities²	431,175	1,974	1.83%	446,649	2,513	2.25%
Loans³	1,309,803	19,767	6.04%	1,263,182	20,333	6.44%
Total earning assets	1,889,202	22,099	4.68%	1,823,248	23,417	5.14%
Noninterest earning assets	115,840			104,677
Total assets	$2,005,042			$1,927,925
Interest-bearing liabilities:
Interest-bearing checking accounts	$284,761	$86	0.12%	$269,309	$80	0.12%
Savings accounts	880,704	388	0.18%	886,631	392	0.18%
Certificates of deposit	26,638	18	0.27%	30,895	28	0.36%
Subordinated debt	14,755	241	6.53%	-	-	0.00%
Total interest-bearing liabilities	1,206,858	733	0.24%	1,186,835	500	0.17%
Non-interest bearing liabilities	630,583			589,909
Total liabilities	1,837,441			1,776,744
Stockholders’ equity	167,601			151,181
Total liabilities and stockholders’ equity	$2,005,042			$1,927,925

Net interest income		$21,366			$22,917

Interest rate spread			4.44%			4.97%
Net interest margin			4.52%			5.03%

[1]	Short term investments consist of interest-bearing deposits that we maintain with other financial institutions.
[2]	Includes all investment securities in the Available-for-Sale and the Held-to-Maturity classifications.
[3]	Loans include the average balance of non-accrual loans. Loan interest income includes loan fees of $583 thousand and $749 thousand in the three months ended March 31, 2020 and 2019, respectively.

For the three months ended March 31, 2020, our total average earning assets increased by $66.0 million as compared to the same period in 2019. The increase during the three months ended March 31, 2020, compared to the same period in 2019, is attributed to the $46.6 million increase in our average loan portfolio, and a $34.8 million increase in average short term investments, only partially offset by the $15.5 million decrease in our average investment securities. Average noninterest earning assets increased by $11.2 million. In the three months ended March 31, 2020, average total interest-bearing liabilities increased by $20.0 million in comparison to the same period in 2019. In the three months ended March 31, 2020, the increase was comprised of the $15.5 million increase in average interest-bearing checking accounts, and a $14.8 million increase in average subordinated debt, offset by the $5.9 million decrease in average savings accounts, and a $4.3 million decrease in average certificates of deposit. The overall increase in average interest-bearing liabilities resulted from an increase in our deposit base, primarily in commercial checking accounts. This was supplemented by an increase of $40.7 million in average non-interest bearing liabilities during the three months ended March 31, 2020, compared to the same period in 2019, primarily in traditional checking accounts, moderated an overall increase of $60.7 million in average total liabilities. During the three months ended March 31, 2020, average stockholders’ equity increased by $16.4 million (10.9%) respectively, in comparison to the year-earlier period.

Our interest rate spread decreased by 53 basis points (0.53%), and our net interest margin decreased by 50 basis point (0.50%) in the three months ended March 31, 2020, as compared to the same period in 2019. During the three months ended March 31, 2020, the decrease in our interest rate spread is attributed to the 46 basis point (0.46%) decrease in the average yield on our interest earning assets, from 5.14% to 4.68%, while the average rate on our interest-bearing liabilities increased by 7 basis points from 0.17% to 0.24%.

The following table provides information regarding the changes in interest income and interest expense, attributable to changes in rates and changes in volumes, that contributed to the total change in net interest income for the three months ended March 31, 2020, in comparison to the three months ended March 31, 2019:

	Three Months Ended March 31, 2020 vs. 2019
	(In thousands)
	Net Change in	Attributable to:
	Interest Income/Expense	Change in Rate	Change in Volume
Interest income:
Short term investments	$(213)	$(1,188)	$975
Investment securities	(539)	(1,873)	1,334
Loans	(566)	(5,078)	4,512
Total interest income	$(1,318)	$(8,139)	$6,821

Interest expense:
Interest-bearing checking accounts	$6	$5	$1
Savings accounts	(4)	(6)	2
Certificates of deposit	(10)	(28)	18
Other borrowings	241	-	241
Total interest expense	$233	$(29)	$262

Net interest income	$(1,551)	$(8,110)	$6,559

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

If management determines that it is necessary to increase the allowance for loan losses, a provision for loan losses is recorded. For the three months ended March 31, 2020, the Bank’s provision for loan losses was $2.2 million, which was $1.6 million lower than the corresponding period of 2019. In the three months ended March 31, 2020, management adjusted the economic risk factor methodology to incorporate the current economic implications, which includes reduced tourism and higher unemployment due to the COVID-19 pandemic.

Management believes that the provision recorded was sufficient to offset the incremental risk of loss inherent in the gross loan portfolio of $1.33 billion at March 31, 2020, an increase of $22.3 million from December 31, 2019. The allowance for loan losses at March 31, 2020, stood at $29.1 million or 2.19% of total gross loans outstanding as of the balance sheet date, an increase of $1.2 million from December 31, 2019. We recorded net loan charge-offs of $1.0 million for the three months ended March 31, 2020. See “Analysis of Allowance for Loan Losses” in the Financial Condition Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for more detailed information.

Non-Interest Income

The table below represents the major components of non-interest income and the changes therein for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020 Amount	2019 Amount	Amount Change	Percent Change
Non-interest income
Service charges and fees	$1,738	$1,470	$268	18.2%
Income from merchant services	543	577	(34)	-5.9%
Income from cardholders, net	157	98	59	60.2%
Trustee fees	635	628	7	1.1%
Other income	998	853	145	17.0%
Total non-interest income	$4,071	$3,626	$445	12.3%

For the three months ended March 31, 2020, non-interest income totaled $4.1 million, which represented an increase of $445 thousand (12.3%) as compared to the three months ended March 31, 2019. The growth during the three months ended March 31, 2020, is primarily attributed to the increases in income of $268 thousand in service charges and fees, and $145 thousand in other income, primarily due to the increase in the income from the Company’s equity investment in its unconsolidated subsidiary of $148 thousand during the period.

Non-interest Expense

The table below represents the major components of non-interest expense and the changes for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020 Amount	2019 Amount	Amount Change	Percent Change
Non-interest expense:
Salaries and employee benefits	$9,524	$9,076	$448	4.9%
Occupancy	2,156	2,027	129	6.4%
Equipment and depreciation	2,972	2,760	212	7.7%
Insurance	474	472	2	0.4%
Telecommunications	343	345	(2)	-0.6%
FDIC insurance assessment	279	361	(82)	-22.7%
Professional services	577	604	(27)	-4.5%
Contract services	515	360	155	43.1%
Other real estate owned	28	513	(485)	-94.5%
Stationery and supplies	200	228	(28)	-12.3%
Training and education	185	200	(15)	-7.5%
General, administrative and other	1,977	2,026	(49)	-2.4%
Total non-interest expense	$19,230	$18,972	$258	1.4%

For the three months ended March 31, 2020, non-interest expense totaled $19.2 million, which was an increase of $258 thousand (1.4%) as compared to the same period in 2019. The increase is primarily attributed to the $448 thousand increase in our salaries and employee benefits, $212 thousand increase in equipment and depreciation expense and the $155 thousand increase in contract services. The increase in salaries and benefits is primarily due to the annual merit increases, the increase in equipment and depreciation expense resulted primarily from increases in computer equipment and software expenses of $243. These increases were largely offset by a decrease in the other real estate owned expense of $485 thousand due to charge downs of two previously foreclosed properties in California in order to meet regulatory requirements during the three months ended March 31, 2019.

Income Tax Expense

For the three months ended March 31, 2020, the Bank recorded income tax expenses of $755 thousand. This expense was $62 thousand lower than the income tax expense recorded for the corresponding periods in 2019.

Financial Condition

Assets

As of March 31, 2020, total assets were $1.99 billion, an increase of 2.1% from the $1.95 billion at December 31, 2019. This $40.3 million increase was comprised of the $28.4 million increase in interest bearing deposits in banks, $21.3 million growth in our net loan portfolio and a $6.7 million increase in our net investment securities portfolio, but partially offset by the reduction of $11.7 million in other assets and the $4.8 million decrease in our cash and due from banks. As our net loans increased slower than our total assets, the proportion of net loans to total assets decreased from 65.3% at December 31, 2019, to 65.0% at March 31, 2020. The growth in assets was associated with the $30.8 million increase in total deposits, a $2.7 million increase in other liabilities, a $2.1 million increase in retained earnings and the $4.6 million improvement in accumulated other comprehensive loss.

Interest-Earning Assets

The following table sets forth the composition of our interest-earning assets at March 31, 2020, as compared to December 31, 2019:

	March 31, 2020	December 31, 2019	Variance
Interest-earning deposits with financial institutions (including restricted cash)	$122,418	$94,246	$28,172
Federal Home Loan Bank stock, at cost	2,335	2,267	68
Investment securities available-for-sale	384,762	377,130	7,632
Investment securities held-to-maturity	49,075	49,984	(909)
Loans, gross	1,328,261	1,306,005	22,256
Total interest-earning assets	$1,886,851	$1,829,632	$57,219

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

A summary of the balances of loans at March 31, 2020, and December 31, 2019, follows:

	March 31, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
Commercial
Commercial & industrial	$279,746	21.1%	$282,426	21.6%
Commercial mortgage	608,297	45.8%	591,364	45.3%
Commercial construction	83,302	6.3%	71,101	5.4%
Commercial agriculture	655	0.0%	664	0.1%
Total commercial	972,000	73.2%	945,555	72.4%
Consumer
Residential mortgage	124,472	9.4%	124,250	9.5%
Home equity	2,749	0.2%	2,685	0.2%
Automobile	21,083	1.6%	21,631	1.7%
Other consumer loans[1]	207,957	15.7%	211,884	16.2%
Total consumer	356,261	26.8%	360,450	27.6%
Gross loans	1,328,261	100.0%	1,306,005	100.0%
Deferred loan (fees) costs, net	(2,657)		(2,863)
Allowance for loan losses	(29,065)		(27,870)
Loans, net	$1,296,539		$1,275,272

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

At March 31, 2020, total gross loans increased by $22.3 million, to $1.33 billion, from $1.31 billion at December 31, 2019. The increase in loans was largely attributed to a $26.4 million increase in total commercial loans, to $972.0 million at March 31, 2020, from $945.6 million at December 31, 2019. The underlying increases were comprised of commercial mortgage loans rising by $16.9 million, along with increases in commercial construction loans by $12.2 million, offset by a decrease in commercial & industrial loans by $2.7 million. The increase in total commercial loans was partially offset by a $4.2 million decrease in total consumer loans, to $356.3 million at March 31, 2020, from $360.5 million at December 31, 2019. The decreases were in other consumer loans by $3.9 million and automobile loans by $548 thousand. These were partially offset by the increase in residential mortgage by $222 thousand and home equity loans by $64 thousand.

In recognition of the potential difficulties that may be faced by our commercial and consumer customers due to the COVID-19 pandemic, the Bank initiated a temporary program in March 2020 under which affected customers may have their loan payments deferred or otherwise adjusted. As of the date of this filing, the current program applies to both commercial and consumer loans, and only for a period of up to 90 days.

With the passage of the Paycheck Protection Program (“PPP”), administered by the Small Business Administration (“SBA”), the Bank actively participated in assisting its customers with applications for resources through the program. PPP loans have a two-year term and earn interest at 1%. The Bank believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of April 30, 2020, the Bank has approved over $90.0 million in PPP loans. The Bank has already funded a portion of the PPP loans in April 2020 and expects to fully fund them by the end of May 2020. It is the Bank’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Bank could be required to establish additional allowance for loan loss through additional credit loss expense charged to earnings.

At March 31, 2020, loans outstanding were comprised of approximately 70.30% in variable rate loans and 29.70% in fixed rate loans.

Since it first opened in 1972, the Bank has expanded its operations and its branch network, first in Guam, then in the other islands of our region and in San Francisco, California. In the interests of enhancing performance and stability through market and industry diversification, the Bank has increased its focus on growth in the San Francisco area in recent years, adding personnel with experience and expertise in the Bay Area. The following table provides figures for gross loans in the Bank’s administrative regions for December 31, 2018 and 2019, and March 31, 2020:

	March 31, 2020	December 31, 2019
Guam	$717,066	$704,443
Commonwealth of the Northern Mariana Islands	$121,842	$117,226
The Freely Associated States of Micronesia *	$101,006	$102,665
California	$388,347	$381,671
Total	$1,328,261	$1,306,005

*	The Freely Associated States (FAS) are comprised of the Federated States of Micronesia (Chuuk, Kosrae, Pohnpei and Yap), the Republic of the Marshall Islands and the Republic of Palau.

As the table indicates, the Bank’s total gross loans increased by 1.7% during the three months ended March 31, 2020. By way of comparison, loans in Guam increased by $12.6 million, or 1.8%, during the three months ended March 31, 2020. In the California region loans increased by $1.8% during the same period, as the California region provided continued support for the expansion of the Bank. The continuing recovery of the economy in the Commonwealth of the Northern Mariana Islands allowed us to increase our lending there by $4.6 million, or 3.9% during the three months ended March 31, 2020. Loans in the Freely Associated States of Micronesia decreased by $1.7 million or 1.6%, during the same period.

Interest-Earning Deposits and Investment Securities

In the current lending and interest rate environment, and in order to maintain sufficient liquidity in the ordinary course of business, the Bank held $122.2 million in unrestricted interest-earning deposits with financial institutions at March 31, 2020, an increase of $28.4 million, or 30.3%, from the $93.8 million in such deposits at December 31, 2019. From December 31, 2019, to March 31, 2020, the Bank’s combined investment portfolio increased by $6.7 million, or 1.6%, from $427.1 million to $433.8 million. The growth in the investment portfolio was comprised of a $7.6 million increase in our holdings of available-for-sale securities, which increased by 2.0%, from $377.1 million to $384.8 million, offset by a $909 thousand decrease in held-to-maturity securities, which fell by 1.8%, from $50.0 million to $49.1 million. Management believes that the Bank maintains an adequate level of liquidity.

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

The following table contains information regarding our nonperforming assets as well as restructured loans as of March 31, 2020, and December 31, 2019:

	March 31, 2020	December 31, 2019
Non-accrual loans:
Commercial & industrial	$10,250	$10,587
Commercial mortgage	8,457	8,100
Residential mortgage	3,485	3,370
Home equity	-	-
Other consumer [1]	109	206
Total non-accrual loans	$22,301	$22,263

Loans past due 90 days and still accruing:
Commercial & industrial	$406	$-
Commercial mortgage	-	-
Commercial construction	-	-
Residential mortgage	337	187
Home equity	-	-
Automobile	313	93
Other consumer[1]	2,033	1,510
Total loans past due 90 days and still accruing	$3,089	$1,790
Total nonperforming loans	$25,390	$24,053

Other real estate owned (OREO):
Commercial real estate	$50	$8
Residential real estate	-	-
Total other real estate owned	$50	$8
Total nonperforming assets	$25,440	$24,061

Restructured loans:
Accruing loans	$14,782	$15,191
Non-accruing loans (included in nonaccrual loans above)	6,630	7,293
Total restructured loans	$21,412	$22,484

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

The above table indicates that nonperforming loans increased by $1.3 million during the three months ended March 31, 2020, which resulted partly from the increase in total loans past due 90 days and still accruing by $1.3 million, from $1.8 million to $3.1 million, supplemented by an increase in total non –accrual loans by $38 thousand during the same period. The increase in total loans past due 90 days and still accruing were due to the increases of $523 thousand in other consumer loans, $406 thousand in commercial and industrial loans, $220 thousand in automobile loans and $150 thousand in residential mortgage loans. The increase in total non-accrual loans was primarily due to the $357 thousand increase in commercial mortgage loans and $115 thousand in residential mortgage loans, offset by decreases of $337 thousand in commercial and industrial loans and $97 thousand in other loans.

At March 31, 2020, the Bank’s largest nonperforming loans are three commercial mortgage loans totaling $5.9 million from three relationships of $2.7 million, $1.7 million and $1.5 million respectively. These loans were placed on non-accrual due to deficiencies in the underlying cash flow to service the monthly loan payments and meet operating expenses. At this time, management believes that the collateral and the allocated allowance for loan losses is adequate to cover these loans; however, should property values deteriorate, additional write-downs or additional provisions may be necessary.

Analysis of Allowance for Loan Losses

The allowance for loan losses was $29.1 million, or 2.19% of outstanding gross loans, as of March 31, 2020, as compared to $27.9 million, or 2.13% of outstanding gross loans, at December 31, 2019. The allowance was $26.1 million at March 31, 2019, or 2.05% of gross loans.

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

Management assesses the estimated credit losses inherent in the non-classified and classified portions of our loan portfolio by considering a number of factors or elements including:

•	Management’s evaluation of the collectability of the loan portfolio;
•	Historical loss experience in the loan portfolio;
•	Levels of and trends in delinquency, classified assets, non-performing and impaired loans;
•	Effects of changes in underwriting standards and other changes in lending policies, procedures and practices;
•	Experience, ability, and depth of lending management and other relevant staff;
•	Local, regional, and national trends and conditions, including industry-specific conditions;
•	The effect of changes in credit concentration; and
•	External factors such as competition, legal and regulatory conditions, as well as typhoons, pandemics such as COVID-19 and other natural disasters.

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

The following table summarizes the changes in our allowance for loan losses:

	Commercial	Residential Mortgages	Consumer	Total
	(Dollars in thousands)
Three Months Ended March 31, 2020
Allowance for loan losses:
Balance at beginning of period	$18,360	$1,490	$8,020	$27,870
Charge-offs	-	-	(1,492)	(1,492)
Recoveries	5	-	475	480
Provision	1,223	402	582	2,207
Balance at end of period	$19,588	$1,892	$7,585	$29,065

Allowance balance at end of period related to:
Loans individually evaluated for impairment	$4,156	$2	$396	$4,554
Loans collectively evaluated for impairment	15,432	1,890	7,189	24,511
Ending balance	$19,588	$1,892	$7,585	$29,065

Loan balances at end of period:
Loans individually evaluated for impairment	$33,916	$4,416	$415	$38,747
Loans collectively evaluated for impairment	938,084	122,805	228,625	1,289,514
Ending balance	$972,000	$127,221	$229,040	$1,328,261

Three Months Ended March 31, 2019
Allowance for loan losses:
Balance at beginning of period	$14,887	$1,648	$7,239	$23,774
Charge-offs	(210)	-	(1,791)	(2,001)
Recoveries	4	2	471	477
Provision	2,664	(196)	1,384	3,852
Ending balance	$17,345	$1,454	$7,303	$26,102

Allowance balance at end of period related to:
Loans individually evaluated for impairment	$7,107	$59	$1,495	$8,661
Loans collectively evaluated for impairment	10,238	1,395	5,808	17,441
Ending balance	$17,345	$1,454	$7,303	$26,102

Loan balances at end of period:
Loans individually evaluated for impairment	$24,812	$4,891	$1,668	$31,371
Loans collectively evaluated for impairment	870,442	128,270	246,119	1,244,831
Ending balance	$895,254	$133,161	$247,787	$1,276,202

Year Ended December 31, 2019
Allowance for loan losses:
Balance at beginning of year	$14,887	$1,648	$7,239	$23,774
Charge-offs	(1,599)	-	(6,306)	(7,905)
Recoveries	37	67	2,109	2,213
Provision	5,035	(225)	4,978	9,788
Ending balance	$18,360	$1,490	$8,020	$27,870

Allowance balance at end of year related to:
Loans individually evaluated for impairment	$6,105	$2	$1,657	$7,764
Loans collectively evaluated for impairment	12,255	1,488	6,363	20,106
Ending balance	$18,360	$1,490	$8,020	$27,870

Loan balances at end of year:
Loans individually evaluated for impairment	$34,185	$3,758	$1,808	$39,751
Loans collectively evaluated for impairment	911,370	123,177	231,707	1,266,254
Ending balance	$945,555	$126,935	$233,515	$1,306,005

Management evaluates all impaired loans not less frequently than quarterly in conjunction with our calculation and determination of the adequacy of the allowance for loan losses.

The Bank has two significant borrowing relationships in bankruptcy. The Bank has calculated a specific reserve within the allowance for one of the borrowing relationships in bankruptcy in the amounts of $4.2 million, and has sufficient collateral for the other borrowing relationship. The Bank’s management believes at March 31, 2020, there is sufficient coverage to protect the Bank’s exposure to both relationships.

Total Cash and Cash Equivalents

Total cash and cash equivalents were $155.3 million and $131.7 million at March 31, 2020, and December 31, 2019, respectively. This balance, which is comprised of cash and due from bank balances and interest-bearing deposits that we maintain at other financial institutions (including the Federal Reserve Bank of San Francisco, but excepting restricted cash), will vary depending on daily cash settlement activities, the amount of highly liquid assets needed based on known events such as the repayment of borrowings and scheduled withdrawals, and actual cash on hand in the Bank’s branches.

The following table sets forth the composition of our cash and cash equivalent balances at March 31, 2020, and December 31, 2019:

	March 31, 2020	December 31, 2019	Variance
Cash and due from banks	$33,074	$37,870	$(4,796)
Interest-bearing deposits with financial institutions	122,268	93,846	28,422
Total cash and cash equivalents	$155,342	$131,716	$23,626

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

At March 31, 2020, the carrying value of the investment securities portfolio (excluding ASC Trust LLC stock and Federal Home Loan Bank stock) totaled $433.8 million, which represents a $6.7 million increase from the portfolio balance of $427.1 million at December 31, 2019. The table below sets forth the amortized cost and fair value of our investment securities portfolio, with gross unrealized gains and losses, at March 31, 2020, and December 31, 2019:

	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$45,488	$181	$-	$45,669
U.S. government agency pool securities	177,405	135	(631)	176,909
U.S. government agency or GSE residential mortgage-backed securities	157,403	4,781	-	162,184
Total	$380,296	$5,097	$(631)	$384,762
Securities Held-to-Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$31,794	$503	$-	$32,297
U.S. government agency pool securities	5,448	11	(45)	5,414
U.S. government agency or GSE residential mortgage-backed securities	11,833	278	-	12,111
Total	$49,075	$792	$(45)	$49,822

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$75,496	$3	$(64)	$75,435
U.S. government agency pool securities	174,543	42	(1,088)	173,497
U.S. government agency or GSE residential mortgage-backed securities	128,409	181	(392)	128,198
Total	$378,448	$226	$(1,544)	$377,130
Securities Held-to-Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$31,723	$286	$(1)	$32,008
U.S. government agency pool securities	5,727	6	(70)	5,663
U.S. government agency or GSE residential mortgage-backed securities	12,534	67	(68)	12,533
Total	$49,984	$359	$(139)	$50,204

At March 31, 2020, and December 31, 2019, investment securities with a carrying value of $336.8 million and $299.5 million, respectively, were pledged to secure various government deposits and other public requirements.

The amortized cost and fair value of investment securities by contractual maturity at March 31, 2020, and December 31, 2019, follows:

	March 31, 2020
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$39,994	$40,166	$22,161	$22,413
Due after one but within five years	10,837	10,835	12,142	12,379
Due after five but within ten years	102,899	104,124	6,665	6,858
Due after ten years	226,566	229,637	8,107	8,172
Total	$380,296	$384,762	$49,075	$49,822

	December 31, 2019
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$55,022	$54,980	$19,840	$19,982
Due after one but within five years	26,868	26,838	14,680	14,796
Due after five but within ten years	101,390	101,252	7,172	7,211
Due after ten years	195,168	194,060	8,292	8,215
Total	$378,448	$377,130	$49,984	$50,204

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at March 31, 2020, and December 31, 2019:

	March 31, 2020
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value
Securities Available for Sale
U.S. government agency pool securities	$(12)	$8,216	$(619)	$102,431	$(631)	$110,647
Total	$(12)	$8,216	$(619)	$102,431	$(631)	$110,647

Securities Held to Maturity
U.S. government agency pool securities	$-	$-	$(45)	$3,583	$(45)	$3,583
Total	$-	$-	$(45)	$3,583	$(45)	$3,583

	December 31, 2019
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value
Securities Available for Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(8)	$15,008	$(56)	$50,426	$(64)	$65,434
U.S. government agency pool securities	(19)	15,619	(1,069)	144,607	(1,088)	160,226
U.S. government agency or GSE residential mortgage-backed securities	(200)	60,439	(192)	21,414	(392)	81,853
Total	$(227)	$91,066	$(1,317)	$216,447	$(1,544)	$307,513

Securities Held to Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(1)	$2,010	$-	$-	$(1)	$2,010
U.S. government agency pool securities	-	-	(70)	3,767	(70)	3,767
U.S. government agency or GSE residential mortgage-backed securities	(3)	3,483	(65)	5,014	(68)	8,497
Total	$(4)	$5,493	$(135)	$8,781	$(139)	$14,274

The Company does not believe that any of the investment securities that were in an unrealized loss position as of March 31, 2020, which included a total of 68 securities, were other-than-temporarily impaired. Specifically, the 68 securities are comprised of the Small Business Administration (“SBA”) Pool securities.

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

Deposits

At March 31, 2020, total deposit liabilities increased by $30.8 million from the approximately $1.73 billion at December 31, 2019. Interest-bearing deposits increased by $50.7 million, to $1.20 billion at March 31, 2020, compared to $1.15 billion at December 31, 2019, while non-interest bearing deposits decreased by $19.9 million, to $563.1 million at March 31, 2020, from $583.0 million at December 31, 2019. The 1.78% increase in total deposits was due to normal fluctuations in our deposit base.

The following table sets forth the composition of our interest-bearing deposit portfolio with the balances and average interest rates at March 31, 2020, and December 31, 2019, respectively:

	March 31, 2020		December 31, 2019
	Balance	Average rate	Balance	Average rate
Interest-bearing checking accounts	$282,428	0.12%	$278,913	0.12%
Savings accounts	889,673	0.18%	839,841	0.18%
Certificates of deposit	25,498	0.27%	28,185	0.36%
Total interest-bearing deposits	$1,197,599	0.17%	$1,146,939	0.17%

As mentioned earlier, the Bank has expanded its operations and its branch network since it first opened in 1972, first in Guam, then in the other islands of our region and in San Francisco, California. As time has passed, the Bank has gathered market share in each of the islands. In recent years, in order to diversify its geographic market, the Bank has increased its focus on growth in the California region. The following table provides figures for deposits in the Bank’s administrative regions at March 31, 2020, and December 31, 2019:

	March 31, 2020	December 31, 2019
Guam	$1,007,472	$966,217
Commonwealth of the Northern Mariana Islands	$279,784	$289,605
The Freely Associated States of Micronesia *	$427,294	$427,786
California	$46,127	$46,298
Total	$1,760,677	$1,729,906

*	The Freely Associated States (FAS) are comprised of the Federated States of Micronesia (Chuuk, Kosrae, Pohnpei and Yap), the Republic of the Marshall Islands and the Republic of Palau.

During the three months ended March 31, 2020, the Bank’s deposits increased by $30.8 million (1.78%) to $1.76 billion compared to December 31, 2019.  Our branches in Guam experienced an increase of $41.2 million in deposits during the three months ended March 31, 2020, while the deposits in our branches in the CNMI were reduced by $9.8 million. Deposits in our FAS branches decreased by $492 thousand and our California region deposits decreased by $171 thousand during the same time period. The Bank is anticipating a large increase in deposits from the COVID-19 federal relief programs, primarily in Guam and CNMI in the coming months.

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

At March 31, 2020, and at December 31, 2019, the Company had no short-term borrowings.

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

At March 31, 2020, our liquid assets, which include cash and due from banks, interest-earning deposits with financial institutions (excluding restricted cash), and investment securities available-for-sale totaled $540.1 million, up $31.3 million from $508.8 million at December 31, 2019. This increase is comprised of increases of $28.4 million in interest bearing deposits in banks, and $7.6 million in investment securities available-for-sale, offset by a $4.8 million decrease in cash and due from banks.

Management believes we have sufficient cash to meet the demands of the distribution of funds under the CARES Act. However, we will monitor our vault cash on a daily basis, and if the need arises we will acquire additional cash by drawing down our deposits with other financial institutions.

Contractual Obligations

The Bank utilizes facilities, equipment and land under various operating leases with terms, including renewal options, ranging from 1 to 99 years.

The following table provides the maturities of lease liabilities at March 31, 2020:

	Operating Leases (a)	Total
2020	$3,395	$3,395
2021	3,098	3,098
2022	2,530	2,530
2023	2,325	2,325
2024	2,259	2,259
After 2024	39,482	39,482
Total lease payments	$53,089	$53,089
Less: Interest (b)	23,914	23,914
Present value of lease liabilities (c)	$29,175	$29,175

Note: For leases commencing prior to 2019, minimum lease payments exclude payments to landlords for real estate taxes and common area maintenance.

(a)	Operating lease payments include $25.8 million related to options to extend lease terms that are reasonably certain of being exercised.
(b)	Calculated using the incremental borrowing rate based on the lease term for each lease.
(c)	Includes the current portion of $2.4 million for operating leases.

The Bank leases certain facilities from two separate entities in which two of its directors have separate ownership interests. Lease payments made to these entities during the three months ended March 31, 2020 and 2019, approximated $59 thousand and $58 thousand, respectively. During the year ended December 31, 2019, lease payments made to these entities approximated $354 thousand.

Additionally, the Bank leases office space to third parties, with original lease terms ranging from 1 to 3 years with option periods ranging up to 12 years. At March 31, 2020, minimum future rents to be received under non-cancelable operating sublease agreements were $34 thousand and $8 thousand for the periods ending December 31, 2020 and 2021, respectively.

A summary of rental activities for the three months ended March 31, 2020 and 2019, respectively, is as follows:

	Three Months Ended March 31,
	2020	2019
Rent expense	$1,004	$923
Total rent expense	$1,004	$923

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

A summary of financial instruments with off-balance-sheet risk at March 31, 2020, and December 31, 2019, is as follows:

	March 31, 2020	December 31, 2019
Commitments to extend credit	$145,768	$157,463

Letters of credit:
Standby letters of credit	$57,489	$58,182
Commercial letters of credit	1,518	513
Total	$59,007	$58,695

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

The Bank considers its standby and commercial letters of credit to be guarantees. At March 31, 2020, the maximum undiscounted future payments that the Bank could be required to make was $59.0 million. Almost all of these arrangements mature within one year. The Bank generally has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized; however, several that are extended to the Bank’s most creditworthy customers are unsecured. The Bank has recorded $36 thousand in reserve liabilities associated with commitments to extend credit and letters of credit at March 31, 2020.

Mortgage loans serviced for others are not included in the accompanying condensed consolidated statements of financial condition. The unpaid principal balances of mortgage loans serviced for others were $186.4 million and $189.5 million at March 31, 2020, and December 31, 2019, respectively. At March 31, 2020, and December 31, 2019, the Bank recorded mortgage servicing rights each at their fair value of $1.7 million, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital and Common Equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). As of March 31, 2020, and December 31, 2019, the Bank met all capital adequacy requirements to which it is subject.

As of March 31, 2020, the Bank’s capital ratios each exceeded the Federal Deposit Insurance Corporation’s well capitalized standards under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There have been no conditions or events since the most recent FDIC notification that management believes have changed the Bank’s category.

The Company’s required and actual capital amounts and ratios as of March 31, 2020, and December 31, 2019, were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2020:
Total capital (to Risk Weighted Assets)	$199,415	14.450%	$110,402	8.000%	$138,002	10.000%
Tier 1 capital (to Risk Weighted Assets)	$167,022	12.103%	$82,801	6.000%	$110,402	8.000%
Tier 1 capital (to Average Assets)	$167,022	8.382%	$79,710	4.000%	$99,637	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$157,239	11.394%	$62,101	4.500%	$89,701	6.500%

At December 31, 2019:
Total capital (to Risk Weighted Assets)	$197,000	14.417%	$109,313	8.000%	$136,641	10.000%
Tier 1 capital (to Risk Weighted Assets)	$164,787	12.060%	$81,985	6.000%	$109,313	8.000%
Tier 1 capital (to Average Assets)	$164,787	8.418%	$78,298	4.000%	$97,873	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$155,005	11.344%	$61,489	4.500%	$88,817	6.500%

Since the formation of BankGuam Holding Company in 2011, our assets have grown by 80.7% ($890.2 million), while our stockholders’ equity has grown by 92.9% (82.4 million, including $59.7 million in retained earnings). The growth in equity has helped to increase our capital ratios, and those ratios remain well above the well capitalized standards. During the fourth quarter of 2017 and the first quarter of 2018, the Company issued an additional $4.2 million in common stock in an SEC-registered public offering at a purchase price of $12.25 per common share.

The Bank anticipates a large influx of deposits from federal relief programs due to the COVID-19 pandemic, and understands the adverse impact it will have on its Tier 1 capital (to average assets). Management believes that the Bank has the capacity to absorb the growth in total assets, and the tools needed to move deposits off-balance through its Trust services to continue to be above the well capitalized standards under the regulatory framework for prompt corrective action.

Stock Purchase Plan

The Company’s 2011 Employee Stock Purchase Plan (the “2011 Plan”) was adopted by the Company’s Board of Directors and approved by the Company’s Stockholders on May 2, 2011, to replace the Company’s 2001 Non-Statutory Stock Option Plan. This plan was subsequently adopted by the Company after the reorganization. The 2011 Plan is open to all employees of the Company and its subsidiaries who have met certain eligibility requirements.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2020, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s Rules and forms and is accumulated and communicated to management, including our Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, except as described below.

The ongoing COVID-19 pandemic and measures intended to prevent its spread could have a material adverse effect on our business, results of operations and financial condition, and such effects will depend on future developments, which are highly uncertain and difficult to predict.

Global health concerns relating to the COVID-19 pandemic and related government actions taken to reduce the spread of the virus have impacted the macroeconomic environment, significantly increased economic uncertainty and reduced economic activity. Our business and earnings are closely tied to the economies of Guam, San Francisco, CNMI, FSM, RMI and ROP. These local economies rely heavily on tourism, real estate, construction, and other service-based industries. Lower visitor arrivals or spending, real or threatened acts of war or terrorism, public health issues and the spread of the COVID-19 virus may impact consumer and corporate spending. The impacts of the various travel restrictions, stay-at-home orders and quarantine requirements for visitors to Guam has had a dramatic impact on tourism. These events have contributed to a significant deterioration in general economic conditions in our markets which will adversely impact us and our customers’ operations. It is uncertain how long these conditions will last or how significant the impacts will be.

We have modified our business practices and operations as a result of the spread of COVID-19, including providing loan payment deferrals and adjustments to our commercial and consumer customers. Many of our employees are working from home. These measures could impair our ability to perform critical functions and may adversely impact our results of operations.

Federal, state, local and foreign governmental authorities have enacted, and may enact in the future, legislation, regulations and protocols in response to the COVID-19 pandemic, including governmental programs intended to provide economic relief to businesses and individuals. Our participation in and execution of any such programs may cause operational, compliance, reputational and credit risks, which could result in litigation, governmental action or other forms of loss. The extent of these impacts, which may be substantial, will depend on the degree of our participation in these programs. There remains significant uncertainty regarding the measures that authorities will enact in the future and the ultimate impact of the legislation, regulations and protocols that have been and will be enacted.

The COVID-19 pandemic is creating extensive disruptions to the global economy and the lives of individuals throughout the world. While the scope, duration and full effects of the pandemic are rapidly evolving and not fully known, the pandemic and related efforts to contain it have disrupted global economic activity, adversely affected the functioning of financial markets, impacted interest rates, increased economic and market uncertainty and disrupted trade and supply chains. If these effects continue for a prolonged period or result in sustained economic stress or recession, many of the risk factors identified in our Form 10-K could be exacerbated and such effects could have a material adverse impact on us in a number of ways related to credit, collateral, capital, customer demand, funding, liquidity, operations, interest rate risk, and human capital.

Item 6. Exhibits

Exhibit No.	Exhibit

3.01	Second Amended By-Laws of BankGuam Holding Company dated March 23, 2020.

31.01	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Statements of Financial Condition as of March 31, 2020, and December 31, 2019, (ii) Unaudited Condensed Consolidated Statements of Income for the three months ended March 31, 2020 and 2019, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2020 and 2019, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019, and (v) Notes to Unaudited Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, BankGuam Holding Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANKGUAM HOLDING COMPANY

Date: May 13, 2020	By:	/s/ JOAQUIN P.L.G. COOK
Joaquin P.L.G. Cook, President and Chief Executive Officer

Date: May 13, 2020	By:	/s/ FRANCISCO M. ATALIG
Francisco M. Atalig, Senior Vice President and Chief Financial Officer