Form 10-Q
period 2020-06-30
BankGuam Holding Co
filed 2020-08-13
CIK 1527383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of August 13, 2020, there were 9,688,654 shares outstanding

BANKGUAM HOLDING COMPANY

FORM 10-Q

QUARTERLY REPORT

Cautionary Note Regarding Forward-Looking Statements

For purposes of this Quarterly Report, the terms the “Company,” “we,” “us” and “our” refer to BankGuam Holding Company and its subsidiaries. This Quarterly Report on Form 10-Q contains statements that are not historical in nature, are predictive in nature, or that depend upon or refer to future events or conditions or contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. These include, among other things, statements regarding:

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
•

The effects of and changes in trade, monetary and fiscal policies and laws, including the interest rate policies of the Federal Open Market Committee of the Federal Reserve Board; and the anticipated elimination of the London Interbank Offered Rate (“LIBOR”) as a benchmark interest rate;

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Financial Condition

(in Thousands, Except Par Value)

	June 30, 2020	December 31, 2019
ASSETS
Cash and due from banks	$41,837	$37,870
Interest bearing deposits in banks	334,564	93,846
Total cash and cash equivalents	376,401	131,716
Restricted cash	150	400
Investment in unconsolidated subsidiary	7,458	7,443
Investment securities available-for-sale, at fair value	378,657	377,130
Investment securities held-to-maturity, at amortized cost (Fair Value $64,886 at 6/30/2020 and $50,204 at 12/31/2019)	64,212	49,984
Federal Home Loan Bank stock, at cost	2,335	2,267
Loans, net of allowance for loan losses ($30,884 at 6/30/2020 and $27,870 at 12/31/2019)	1,360,372	1,275,272
Accrued interest receivable	7,569	5,581
Premises and equipment, net	20,242	19,754
Other assets	81,454	83,515
Total assets	$2,298,850	$1,953,062

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$722,254	$582,967
Interest bearing	1,340,352	1,146,939
Total deposits	2,062,606	1,729,906
Accrued interest payable	85	118
Subordinated debt, net	14,764	14,751
Other liabilities	47,527	44,044
Total liabilities	2,124,982	1,788,819
Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock $0.2083 par value; 48,000 shares authorized; 9,720 and 9,704 shares issued and 9,688 and 9,672 shares outstanding at 6/30/2020 and 12/31/2019, respectively	2,026	2,023
Preferred stock $100 par value; 300 shares authorized; 9.8 shares issued and outstanding	980	980
Additional paid-in capital, Common stock	24,650	24,478
Additional paid-in capital, Preferred stock	8,803	8,803
Retained earnings	133,370	129,576
Accumulated other comprehensive income (loss)	4,329	(1,327)
Common stock in treasury, at cost (32 shares)	(290)	(290)
Total stockholders’ equity	173,868	164,243
Total liabilities and stockholders’ equity	$2,298,850	$1,953,062

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Income

(Dollar and Share Amounts in Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest income:
Loans	$19,327	$20,679	$39,094	$41,013
Investment securities	1,260	2,517	3,234	5,030
Deposits with banks	66	558	423	1,128
Total interest income	20,653	23,754	42,751	47,171
Interest expense:
Savings deposits	391	478	865	950
Time deposits	21	27	38	55
Other borrowed funds	238	11	479	11
Total interest expense	650	516	1,382	1,016
Net interest income	20,003	23,238	41,369	46,155
Provision for loan losses	2,400	2,098	4,607	5,951
Net interest income, after provision for loan losses	17,603	21,140	36,762	40,204

Non-interest income:
Service charges and fees	1,563	1,772	3,302	3,242
Income from merchant services, net	331	629	874	1,206
Cardholders income, net	143	(57)	300	41
Trustee fees	445	613	1,079	1,241
Other income	739	890	1,737	1,744
Total non-interest income	3,221	3,847	7,292	7,474
Non-interest expense:
Salaries and employee benefits	7,937	8,861	17,461	17,937
Occupancy	2,126	1,971	4,282	3,998
Equipment and depreciation	2,982	2,796	5,954	5,556
Insurance	474	456	947	929
Telecommunications	372	351	714	697
FDIC assessment	324	345	603	706
Professional services	541	768	1,119	1,372
Contract services	521	632	1,037	992
Other real estate owned	(14)	659	14	1,171
Stationery and supplies	(2)	185	198	413
Training and education	21	332	206	531
General, administrative and other	1,704	2,210	3,682	4,237
Total non-interest expense	16,986	19,566	36,217	38,539
Income before income taxes	3,838	5,421	7,837	9,139
Income tax expense	1,081	1,061	1,835	1,877
Net income	2,757	4,360	6,002	7,262
Preferred stock dividend	(136)	(137)	(272)	(271)
Net income attributable to common stockholders	$2,621	$4,223	$5,730	$6,991

Earnings per common share:
Basic	$0.27	$0.44	$0.59	$0.72
Diluted	$0.27	$0.44	$0.59	$0.72
Dividends declared per common share	$0.10	$0.10	$0.20	$0.20
Basic weighted average common shares	9,682	9,654	9,678	9,650
Diluted weighted average common shares	9,682	9,654	9,678	9,650

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$2,757	$4,360	$6,002	$7,262
Other comprehensive income:
Unrealized holding gain on available-for-sale securities arising during the period, net of tax	940	1,262	5,509	2,754
Amortization of post-transfer unrealized holding loss on held-to-maturity securities during the period, net of tax	73	87	147	175
Total other comprehensive income	1,013	1,349	5,656	2,929
Total comprehensive income	$3,770	$5,709	$11,658	$10,191

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(Dollar Amounts in Thousands, Except Number of Shares)

	Number of Common Shares	Common Stock	Preferred Stock	Additional Paid-in Capital - Common	Additional Paid-in Capital - Preferred	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Treasury Stock	Total
Balances, January 1, 2020	9,671,556	$2,023	$980	$24,478	$8,803	$129,576	$(1,327)	$(290)	$164,243
Comprehensive income:
Net income	-	-	-	-	-	3,245	-	-	3,245
Change in accumulated other comprehensive income:
Unrealized gain on available-for-sale securities, net	-	-	-	-	-	-	4,643	-	4,643
Common stock issued under Employee Stock Purchase Plan & Service Awards	8,990	2	-	91	-	-	-	-	93
Cash dividends on common stock	-	-	-	-	-	(967)	-	-	(967)
Cash dividends on preferred stock	-	-	-	-	-	(136)	-	-	(136)
Balances, March 31, 2020	9,680,546	$2,025	$980	$24,569	$8,803	$131,718	$3,316	$(290)	$171,121
Comprehensive income:
Net income	-	-	-	-	-	2,757	-	-	2,757
Change in accumulated other comprehensive income:
Unrealized gain on available-for-sale securities, net	-	-	-	-	-	-	1,013	-	1,013
Common stock issued under Employee Stock Purchase Plan & Service Awards	7,708	1	-	81	-	-	-	-	82
Cash dividends on common stock	-	-	-	-	-	(969)	-	-	(969)
Cash dividends on preferred stock	-	-	-	-	-	(136)	-	-	(136)
Balances, June 30, 2020	9,688,254	$2,026	$980	$24,650	$8,803	$133,370	$4,329	$(290)	$173,868

	Number of Common Shares	Common Stock	Preferred Stock	Additional Paid-in Capital - Common	Additional Paid-in Capital - Preferred	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Treasury Stock	Total
Balances, January 1, 2019	9,646,344	$2,017	$980	$24,214	$8,803	$117,339	$(4,768)	$(290)	$148,295
Comprehensive income:
Net income	-	-	-	-	-	2,902	-	-	2,902
Reclassification related to adoption of new accounting standard	-	-	-	-	-	496	-	-	496
Change in accumulated other comprehensive income:
Unrealized loss on available-for-sale securities, net	-	-	-	-	-	-	1,580	-	1,580
Common stock issued under Employee Stock Purchase Plan & Service Awards	6,881	2	-	71	-	-	-	-	73
Cash dividends on common stock	-	-	-	-	-	(965)	-	-	(965)
Cash dividends on preferred stock	-	-	-	-	-	(134)	-	-	(134)
Balances, March 31,2019	9,653,225	$2,019	$980	$24,285	$8,803	$119,638	$(3,188)	$(290)	$152,247
Comprehensive income:
Net income	-	-	-	-	-	4,360	-	-	4,360
Change in accumulated other comprehensive income:
Unrealized loss on available-for-sale securities, net	-	-	-	-	-	-	1,349	-	1,349
Common stock issued under Employee Stock Purchase Plan & Service Awards	6,821	1	-	72	-	-	-	-	73
Cash dividends on common stock	-	-	-	-	-	(966)	-	-	(966)
Cash dividends on preferred stock	-	-	-	-	-	(137)	-	-	(137)
Balances, June 30, 2019	9,660,046	$2,020	$980	$24,357	$8,803	$122,895	$(1,839)	$(290)	$156,926

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Cash Flows

(in Thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$6,002	$7,262
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,607	5,951
Depreciation	2,020	1,894
Amortization of debt issuance costs	13	-
Amortization of fees, discounts and premiums	498	436
Gain on sales of other real estate owned, net	45	33
Proceeds from sales of loans held for sale	9,813	13,784
Origination of loans held for sale	(9,813)	(13,784)
Iincrease in mortgage servicing rights	17	43
Realized gain on sale of premises and equipment	2	19
Noncash lease expense	1,381	1,591
Net change in operating assets and liabilities:
Accrued interest receivable	(1,988)	(185)
Other assets	528	(2,782)
Accrued interest payable	(33)	(11)
Lease liability	445	-
Other liabilities	3,038	(2,464)
Net cash provided by operating activities	16,575	11,787

Cash flows from investing activities:
Purchases of available-for-sale securities	(93,759)	(33,917)
Purchases of held-to-maturity securities	(16,250)	-
Maturities, prepayments and calls of available-for-sale securities	97,344	32,671
Maturities, prepayments and calls of held-to-maturity securities	2,069	7,384
Loan originations and principal collections, net	(89,706)	(34,516)
Income from equity investment in unconsolidated subsidiary	(432)	(200)
Dividends received from unconsolidated subsidiary	416	322
Costs (proceeds) from FHLB stock purchase	(68)	89
Proceeds from sales of other real estate owned	87	325
Proceeds from sales of premises and equipment	3	21
Purchases of premises and equipment	(2,511)	(3,361)
Net cash used in investing activities	(102,807)	(31,182)

Cash flows from financing activities:
Net increase (decrease) in deposits	332,700	(2,965)
Proceeds from issuance of subordinated debt, net	-	14,738
Proceeds from issuance of common stock	175	146
Dividends paid	(2,208)	(2,202)
Net cash provided by financing activities	330,667	9,717
Net change in cash, cash equivalents and restricted cash	244,435	(9,678)
Cash, cash equivalents and restricted cash at beginning of period	132,116	155,495
Cash, cash equivalents and restricted cash at end of period	$376,551	$145,817

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$819	$1,014
Income taxes	$2,698	$2,681
Supplemental disclosure of noncash investing and financing activities:
Net change in unrealized loss on held-to-maturity securities, net of tax	$147	$175
Net change in unrealized gain on available-for-sale securities, net of tax	$5,509	$2,755
Other real estate owned transferred to loans, net	$-	$-
Initial recognition of right-of-use asset	$-	$32,572
Initial recognition of lease liability	$-	$(32,369)

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Notes to Condensed Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

Note 1 – Nature of Business

Organization

The accompanying condensed consolidated financial statements include the accounts of BankGuam Holding Company (“Company”) and its wholly-owned subsidiaries, Bank of Guam (“Bank”) and BankGuam Investment Services (“BGIS”). The Company is a Guam corporation organized on October 29, 2010, to act as the holding company of the Bank, a Guam banking corporation, a 20-branch bank serving the communities in Guam, the Commonwealth of the Northern Mariana Islands (CNMI), the Federated States of Micronesia (FSM), the Republic of the Marshall Islands (RMI), the Republic of Palau (ROP), and San Francisco, California. BGIS was incorporated in Guam in 2015 and initially capitalized during the first quarter of 2016. During July 2016, the Company executed an agreement to purchase up to 70% of ASC Trust LLC, formerly ASC Trust Corporation, which has resulted in the Company purchasing 45% of the voting common stock of ASC Trust LLC to date.

Other than holding the shares of the Bank, BGIS and ASC Trust LLC, the Company conducts no significant activities, although it is authorized, with the prior approval of its principal regulator, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), to engage in a variety of activities related to the business of banking. Currently, substantially all of the Company’s operations are conducted and substantially all of the assets are owned by the Bank, which accounts for substantially all of our consolidated revenues, expenses and operating income. The Bank provides a variety of financial services to individuals, businesses and governments through its branches. The Bank’s headquarters is located in Hagåtña, Guam. The Bank currently has nine branches in Guam, four in the CNMI, four in the FSM, one in the RMI, one in the ROP, and one in San Francisco, California. The Bank’s primary deposit products are demand deposits, savings and time certificate accounts, and its primary lending products are consumer, commercial and real estate loans. On January 15, 2020, the FDIC notified the Bank that they had no objections to the closure of the Tumon and Malesso branches in Guam. Consequently, the Malesso branch closed effective April 3, 2020, and the Tumon branch, effective May 19, 2020.

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

These unaudited condensed consolidated financial statements have been prepared on a basis consistent with prior periods, and should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2019, and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the U.S. Securities and Exchange Commission (“SEC”) under the Exchange Act on March 19, 2020.

Our condensed consolidated financial condition at June 30, 2020, and the condensed consolidated results of operations for the three and six months ended June 30, 2020, are not necessarily indicative of what our financial condition will be at December 31, 2020, or of the results of our operations that may be expected for the full year ending December 31, 2020.

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

Due to the Company’s concerns for the health and safety of its customers and employees, in March 2020 the Bank temporarily closed one of its branches in the CNMI and eight of its branches in Guam, and limited the number of customers allowed to be in its remaining facilities at any one time to 50. During the three months ended June 30, 2020, the Bank re-opened four of its branches in Guam, while three branches remain closed including the one branch in CNMI. The Bank continues to limit the number of customers allowed in its facilities to be in compliance with local regulations related to the COVID-19 pandemic. The Bank continues to provide a telecommuting program for those personnel who are able to perform their responsibilities remotely, the computer hardware and software needed to support those tasks, and established teleconferencing capabilities to reduce the number of people in attendance at all of its larger group meetings. In recognition of the potential difficulties that may be faced by our commercial and consumer customers, the Bank initiated a temporary program in March 2020 under which affected customers may have their loan payments deferred or otherwise adjusted. This program applied to both commercial and consumer loans for a period of 90 days, and expired on June 30, 2020. Although these actions taken in response to the heightened risks posed by COVID-19 are costly, it is not possible at the time of this filing to estimate the final consequences of these impacts on economic performance or the results of the Company’s operations, its financial condition or its cash flows. However, despite these potential disruptions the Company has not changed its accounting policies or procedures due to COVID-19.

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

Note 3 – Earnings Per Common Share

Basic earnings per common share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Potential common shares that may be issued by the Company relate to shares subscribed but not yet issued in 2020 and 2019 under the Employee Stock Purchase Plan, and are reported as dilutive options. No shares were subscribed but not issued at June 30, 2020, and 2019.

Earnings per common share are computed based on reported net income, preferred stock dividends and the following common share data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$2,757	$4,360	$6,002	$7,262
Less preferred stock dividends	(136)	(137)	(272)	(271)
Net income attributable to common stockholders	2,621	4,223	5,730	6,991
Weighted average number of common shares outstanding - used to calculate basic and diluted earnings per common share	9,682	9,654	9,678	9,650
Earnings per common share:
Basic	$0.27	$0.44	$0.59	$0.72
Diluted	$0.27	$0.44	$0.59	$0.72

Note 4 – Investment Securities

The amortized cost and fair value of investment securities, with gross unrealized gains and losses, follows:

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$14,989	$75	$-	$15,064
U.S. government agency pool securities	167,632	316	(493)	167,455
U.S. government agency or GSE residential mortgage-backed securities	190,381	5,757	-	196,138
Total	$373,002	$6,148	$(493)	$378,657
Securities Held-to-Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$48,116	$363	$-	$48,479
U.S. government agency pool securities	4,935	17	(45)	4,907
U.S. government agency or GSE residential mortgage-backed securities	11,161	352	(13)	11,500
Total	$64,212	$732	$(58)	$64,886

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$75,496	$3	$(64)	$75,435
U.S. government agency pool securities	174,543	42	(1,088)	173,497
U.S. government agency or GSE residential mortgage-backed securities	128,409	181	(392)	128,198
Total	$378,448	$226	$(1,544)	$377,130
Securities Held-to-Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$31,723	$286	$(1)	$32,008
U.S. government agency pool securities	5,727	6	(70)	5,663
U.S. government agency or GSE residential mortgage-backed securities	12,534	67	(68)	12,533
Total	$49,984	$359	$(139)	$50,204

At June 30, 2020, and December 31, 2019, investment securities with a carrying value of $388.9 million and $299.5 million, respectively, were pledged to secure various government deposits and to meet other public requirements.

There were no sales of investment securities for the three and six months ended June 30, 2020, and 2019.

The amortized cost and estimated fair value of investment securities by contractual maturity at June 30, 2020, and December 31, 2019, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or borrowers the right to prepay obligations with or without call or prepayment penalties. At June 30, 2020, obligations of U.S. government corporations and agencies with amortized costs totaling $437.2 million consist predominantly of Small Business Administration (“SBA”) agency pool securities totaling $172.6 million and residential mortgage-backed securities totaling $201.5 million whose contractual maturity, or principal repayment, will follow the repayment of the underlying small business loans or mortgages. For purposes of the following table, the entire outstanding balance of these SBA pools and mortgage-backed securities issued by U.S. government corporations and agencies is categorized based on final maturity date. At June 30, 2020, the Bank estimates the average remaining life of these SBA pools and mortgage-backed securities to be approximately 5.7 years and 2.4 years, respectively.

	June 30, 2020
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$15,043	$15,117	$32,031	$32,395
Due after one but within five years	4,792	4,794	1,786	1,765
Due after five but within ten years	100,476	101,975	22,417	22,652
Due after ten years	252,691	256,771	7,978	8,074
Total	$373,002	$378,657	$64,212	$64,886

	December 31, 2019
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$55,022	$54,980	$19,840	$19,982
Due after one but within five years	26,868	26,838	14,680	14,796
Due after five but within ten years	101,390	101,252	7,172	7,211
Due after ten years	195,168	194,060	8,292	8,215
Total	$378,448	$377,130	$49,984	$50,204

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2020, and December 31, 2019.

	June 30, 2020
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value
Securities Available for Sale
U.S. government agency pool securities	$(3)	$2,887	$(490)	$43,857	$(493)	$46,744
Total	$(3)	$2,887	$(490)	$43,857	$(493)	$46,744

Securities Held to Maturity
U.S. government agency pool securities	$-	$-	$(45)	$3,143	$(45)	$3,143
U.S. government agency or GSE residential mortgage-backed securities	$(13)	$593	$-	$-	$(13)	$593
Total	$(13)	$593	$(45)	$3,143	$(58)	$3,736

	December 31, 2019
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value
Securities Available for Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(8)	$15,008	$(56)	$50,426	$(64)	$65,434
U.S. government agency pool securities	(19)	15,619	(1,069)	144,607	(1,088)	160,226
U.S. government agency or GSE residential mortgage-backed securities	(200)	60,439	(192)	21,414	(392)	81,853
Total	$(227)	$91,066	$(1,317)	$216,447	$(1,544)	$307,513

Securities Held to Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(1)	$2,010	$-	$-	$(1)	$2,010
U.S. government agency pool securities	-	-	(70)	3,767	(70)	3,767
U.S. government agency or GSE residential mortgage-backed securities	(3)	3,483	(65)	5,014	(68)	8,497
Total	$(4)	$5,493	$(135)	$8,781	$(139)	$14,274

The investment securities that were in an unrealized loss position as of June 30, 2020, which comprised a total of 45 securities were not other-than-temporarily impaired. Specifically, the 45 securities are comprised of the following: 44 Small Business Administration Pool securities, and 1 mortgage-backed security issued by Government National Mortgage Association.

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

During the six months ended June 30, 2020, the Bank originated and sold $9.8 million in FHLMC mortgage loans. During the six months ended June 30, 2019, the Bank originated and sold approximately $13.8 million in FHLMC loans

Mortgage loans serviced for others are not included in the accompanying condensed consolidated statements of financial condition. The unpaid principal balances of mortgage loans serviced for others were $185.3 million at June 30, 2020, and $189.5 million at December 31, 2019. The decrease of $4.2 million (2.2%) during the six months ended June 30, 2020, was due to the principal paydowns and payoffs during the period.

We retain mortgage servicing rights on mortgage loans that we sell. Such rights represent the net positive cash flows generated from the servicing of such mortgage loans and we recognize such rights as assets on our statements of financial condition based on their estimated fair values. We receive servicing fees, less any subservicing costs, on the unpaid principal balances of such mortgage loans. Those fees are collected from the monthly payments made by the mortgagors or from the proceeds of the sale or foreclosure and liquidation of the underlying real property collateralizing the loans. At June 30, 2020, and December 31, 2019, mortgage servicing rights each totaled $1.7 million, respectively, and are included in other assets in the accompanying condensed consolidated statements of financial condition. The Bank accounts for mortgage servicing rights at fair value with changes in fair value recorded as a part of service fees and charges in the condensed consolidated statements of income.

Loans

Outstanding loan balances are presented net of unearned income, deferred loan fees, and unamortized discount and premium totaling $4.4 million at June 30, 2020, and $2.9 million at December 31, 2019. Loans subject to ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” are presented net of the related accretable yield.

The loan portfolio consisted of the following at:

	June 30, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
Commercial
Commercial & industrial	$357,946	25.6%	$282,426	21.6%
Commercial mortgage	618,236	44.3%	591,364	45.3%
Commercial construction	72,999	5.2%	71,101	5.4%
Commercial agriculture	648	0.1%	664	0.1%
Total commercial	1,049,829	75.2%	945,555	72.4%
Consumer
Residential mortgage	123,652	8.9%	124,250	9.5%
Home equity	2,781	0.2%	2,685	0.2%
Automobile	20,480	1.5%	21,631	1.7%
Other consumer loans[1]	198,915	14.2%	211,884	16.2%
Total consumer	345,828	24.8%	360,450	27.6%
Gross loans	1,395,657	100.0%	1,306,005	100.0%
Deferred loan (fees) costs, net	(4,401)		(2,863)
Allowance for loan losses	(30,884)		(27,870)
Loans, net	$1,360,372		$1,275,272

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

Paycheck Protection Program

With the passage of the Paycheck Protection Program (“PPP”), administered by the Small Business Administration, the Bank is actively participating in assisting its customers with applications for resources through the program. PPP loans have a two-year and 5-year term and earn interest at 1%. The Bank believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of July 31, 2020, the Bank has approved over $93.6 million in PPP loans. As of June 30, 2020, the Bank funded approximately $89.5 million in PPP loans, and expects to fund the remaining $4.1 million by August 2020. It is the Bank’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Bank could be required to establish additional allowance for loan loss through additional credit loss expense charged to earnings.

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

In the three and six months ended June 30, 2020, management adjusted the economic risk factors to incorporate the current economic implications, which includes receding tourism and rising unemployment due to the COVID-19 pandemic.

Set forth below is a summary of the Bank’s activity in the allowance for loan losses during the three and six months ended June 30, 2020, and 2019, and the year ended December 31, 2019:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019	Year Ended December 31, 2019
Balance, beginning of period	$29,065	$26,102	$27,870	$23,774	$23,774
Provision for loan losses	2,400	2,098	4,607	5,951	9,788
Recoveries on loans previously charged off	457	562	936	1,039	2,213
Charged off loans	(1,038)	(1,674)	(2,529)	(3,676)	(7,905)
Balance, end of period	$30,884	$27,088	$30,884	$27,088	$27,870

Set forth below is information regarding loan balances and the related allowance for loan losses, by portfolio type, for the three and six months ended June 30, 2020, and 2019, and the year ended December 31, 2019, respectively.

	Commercial	Residential Mortgages	Consumer	Total
	(Dollars in thousands)
Six Months Ended June 30, 2020
Allowance for loan losses:
Balance at beginning of period	$18,360	$1,490	$8,020	$27,870
Charge-offs	(484)	-	(2,045)	(2,529)
Recoveries	166	-	770	936
Provision	2,259	381	1,967	4,607
Balance at end of period	$20,301	$1,871	$8,712	$30,884

Three Months Ended June 30, 2020
Allowance for loan losses:
Balance at beginning of period	19,588	1,892	7,585	29,065
Charge-offs	(484)	-	(554)	(1,038)
Recoveries	161	-	296	457
Provision	1,036	(21)	1,385	2,400
Ending balance	$20,301	$1,871	$8,712	$30,884

Allowance balance at end of period related to:
Loans individually evaluated for impairment	$4,391	$2	$901	$5,294
Loans collectively evaluated for impairment	15,910	1,869	7,811	25,590
Ending balance	$20,301	$1,871	$8,712	$30,884

Loan balances at end of period:
Loans individually evaluated for impairment	$32,867	$4,183	$984	$38,034
Loans collectively evaluated for impairment	1,016,962	122,250	218,411	1,357,623
Ending balance	$1,049,829	$126,433	$219,395	$1,395,657

Six Months Ended June 30, 2019
Allowance for loan losses:
Balance at beginning of period	$14,887	$1,648	$7,239	$23,774
Charge-offs	(215)	-	(3,461)	(3,676)
Recoveries	8	3	1,028	1,039
Provision	3,114	(143)	2,980	5,951
Ending balance	$17,794	$1,508	$7,786	$27,088

Three Months Ended June 30, 2019
Allowance for loan losses:
Balance at beginning of period	17,345	1,454	7,303	26,102
Charge-offs	(5)	-	(1,669)	(1,674)
Recoveries	4	1	557	562
Provision	450	53	1,595	2,098
Ending balance	$17,794	$1,508	$7,786	$27,088

Allowance balance at end of period related to:
Loans individually evaluated for impairment	$7,100	$11	$1,507	$8,618
Loans collectively evaluated for impairment	10,694	1,497	6,279	18,470
Ending balance	$17,794	$1,508	$7,786	$27,088

Loan balances at end of period:
Loans individually evaluated for impairment	$24,385	$4,696	$1,673	$30,754
Loans collectively evaluated for impairment	870,429	126,365	242,871	1,239,665
Ending balance	$894,814	$131,061	$244,544	$1,270,419

Year Ended December 31, 2019
Allowance for loan losses:
Balance at beginning of year	$14,887	$1,648	$7,239	$23,774
Charge-offs	(1,599)	-	(6,306)	(7,905)
Recoveries	37	67	2,109	2,213
Provision	5,035	(225)	4,978	9,788
Ending balance	$18,360	$1,490	$8,020	$27,870

Allowance balance at end of year related to:
Loans individually evaluated for impairment	$6,105	$2	$1,657	$7,764
Loans collectively evaluated for impairment	12,255	1,488	6,363	20,106
Ending balance	$18,360	$1,490	$8,020	$27,870

Loan balances at end of year:
Loans individually evaluated for impairment	$34,185	$3,758	$1,808	$39,751
Loans collectively evaluated for impairment	911,370	123,177	231,707	1,266,254
Ending balance	$945,555	$126,935	$233,515	$1,306,005

Credit Quality

The following table provides a summary of the delinquency status of the Bank’s loans by portfolio type:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Non- Accrual	90 Days and Greater Still Accruing	Total Past Due	Current	Total Loans Outstanding
June 30, 2020
Commercial
Commercial & industrial	$489	$67	$5,818	$91	$6,465	$351,481	$357,946
Commercial mortgage	3,559	1,739	1,974	535	7,807	610,429	618,236
Commercial construction	-	-	-	-	-	72,999	72,999
Commercial agriculture	-	-	-	-	-	648	648
Total commercial	4,048	1,806	7,792	626	14,272	1,035,557	1,049,829

Consumer
Residential mortgage	4,066	2,052	929	557	7,604	116,048	123,652
Home equity	-	-	-	-	-	2,781	2,781
Automobile	538	166	-	82	786	19,694	20,480
Other consumer [1]	1,410	683	65	791	2,949	195,966	198,915
Total consumer	6,014	2,901	994	1,430	11,339	334,489	345,828
Total	$10,062	$4,707	$8,786	$2,056	$25,611	$1,370,046	$1,395,657

December 31, 2019
Commercial
Commercial & industrial	$15,924	$-	$4,076	$-	$20,000	$262,426	$282,426
Commercial mortgage	1,490	358	2,698	-	4,546	586,818	591,364
Commercial construction	-	-	-	-	-	71,101	71,101
Commercial agriculture	-	-	-	-	-	664	664
Total commercial	17,414	358	6,774	-	24,546	921,009	945,555

Consumer
Residential mortgage	5,318	3,515	1,214	187	10,234	114,016	124,250
Home equity	-	-	-	-	-	2,685	2,685
Automobile	1,241	278	-	93	1,612	20,019	21,631
Other consumer [1]	2,991	1,515	96	1,510	6,112	205,772	211,884
Total consumer	9,550	5,308	1,310	1,790	17,958	342,492	360,450
Total	$26,964	$5,666	$8,084	$1,790	$42,504	$1,263,501	$1,306,005

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

Generally, the accrual of interest on a loan is discontinued when principal or interest payments become more than 90 days past due, unless management believes the loan is adequately collateralized and is in the process of collection, with the exception of automobile and other consumer loans which, rather than being placed on non-accrual status, are charged off once they become 120 days delinquent. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received, except when the ultimate collectability of principal is probable, in which case interest payments are credited to income. Non-accrual loans may be restored to accrual status when in receipt of six consecutive payments, and principal and interest become current and full repayment is expected.

The following table provides information as of June 30, 2020, and December 31, 2019, with respect to loans on non-accrual status, by portfolio type:

	June 30, 2020	December 31, 2019
	(Dollars in thousands)
Non-accrual loans:
Commercial
Commercial & industrial	$9,917	$10,587
Commercial mortgage	7,958	8,100
Commercial construction	-	-
Commercial agriculture	-	-
Total commercial	17,875	18,687

Consumer
Residential mortgage	$3,343	$3,370
Home equity	-	-
Automobile	-	-
Other consumer [1]	101	206
Total consumer	3,444	3,576
Total non-accrual loans	$21,319	$22,263

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

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

The Bank classifies its loan portfolios using internal credit quality ratings, as discussed above under Allowance for Loan Losses. The following table provides a summary of loans by portfolio type and the Bank’s internal credit quality ratings as of June 30, 2020, and December 31, 2019:

	June 30, 2020	December 31, 2019	Increase (Decrease)
	(Dollars in thousands)
Pass:
Commercial & industrial	$314,911	$247,202	$67,709
Commercial mortgage	579,522	551,459	28,063
Commercial construction	72,999	71,101	1,898
Commercial agriculture	648	664	(16)
Residential mortgage	119,162	119,851	(689)
Home equity	2,781	2,685	96
Automobile	20,399	21,538	(1,139)
Other consumer	198,013	210,165	(12,152)
Total pass loans	$1,308,435	$1,224,665	$83,770

Special Mention:
Commercial & industrial	$13,377	$3,641	$9,736
Total special mention loans	$13,377	$3,641	$9,736

Substandard:
Commercial & industrial	$20,627	$21,597	$(970)
Commercial mortgage	37,900	38,414	(514)
Residential mortgage	860	762	98
Other consumer	11	12	(1)
Total substandard loans	$59,398	$60,785	$(1,387)

Formula Classified:
Residential mortgage	$3,630	$3,637	$(7)
Automobile	81	93	(12)
Other consumer	891	1,707	(816)
Total formula classified loans	$4,602	$5,437	$(835)

Doubtful:
Commercial & industrial	$9,031	$9,986	$(955)
Commercial mortgage	814	1,491	(677)
Total doubtful loans	$9,845	$11,477	$(1,632)
Total outstanding loans, gross	$1,395,657	$1,306,005	$89,652

As the above table indicates, the Bank’s total gross loans approximated $1.40 billion at June 30, 2020, up $89.7 million from $1.31 billion at December 31, 2019. The disaggregation of the portfolio by risk rating in the table reflects the following changes between December 31, 2019, and June 30, 2020:

•

Loans rated “pass” increased by $83.8 million, to $1.31 billion at June 30, 2020, from $1.22 billion at December 31, 2019. The increase is primarily attributed to increases in commercial & industrial loans by $67.7 million, commercial mortgage loans by $28.1 million and commercial construction loans by $1.9 million. These increases were partially offset by decreases in other consumer loans by $12.2 million, and automobile loans by $1.1 million. The increase in commercial & industrial and commercial mortgage is due to new loans. The increase in commercial construction loans was due to new loans totaling $17.5 million and additional disbursements of $7.9 million, which are partially offset by a $15.6 million payoff for one loan relationship, and the completion of a construction loan totaling $7.9 million. The decrease in other consumer are due to $21.6 million in pay downs, $15.8 million in payoffs, $653 thousand in charge-offs and $578 thousand reclassified to “formula”. These decreases were largely offset by $26.2 million in loans funded during the quarter. The decrease in automobile loans is due to pay downs and payoffs.

•

The “special mention” category increased by $9.7 million, to $13.4 million at June 30, 2020, from $3.6 million at December 31, 2019. This is attributed to an increase in commercial & industrial loans, primarily as a result of one loan relationship totaling $4.0 million reclassified to “special mention” from the “pass” category, and new loans from the same relationship totaling $6.1 million.

•

Loans classified as “substandard” decreased by $1.4 million, to $59.4 million at June 30, 2020, from $60.8 million at December 31, 2019. The decrease was largely due to paydowns in the commercial & industrial and commercial mortgage categories of $1.0 million and $514 thousand, respectively.

•

The “formula classified” category decreased by $835 thousand, to $4.6 million at June 30, 2020, from $5.4 million at December 31, 2019. The decrease is primarily due to a reduction of other consumer loans in that category by $816 thousand due to charge-offs.

•

The “doubtful” category decreased by $1.6 million, to $9.8 million at June 30, 2020, from $11.5 million at December 31, 2019. The decrease of $955 thousand in commercial & industrial loans was due to paydowns and payoffs, while the decrease of $677 thousand in commercial mortgage was primarily due to one loan relationship payoff totaling $670 thousand.

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

The following table sets forth information regarding non-accrual loans and restructured loans, at June 30, 2020, and December 31, 2019:

	June 30, 2020	December 31, 2019
	(Dollars in thousands)
Impaired loans:
Restructured loans:
Non-accruing restructured loans	$5,971	$7,293
Accruing restructured loans	14,256	15,191
Total restructured loans	20,227	22,484
Other impaired loans	17,807	17,267
Total impaired loans	$38,034	$39,751

Impaired loans less than 90 days delinquent and included in total impaired loans	$26,936	$29,704

The table below contains additional information with respect to impaired loans, by portfolio type, at June 30, 2020, and December 31, 2019:

	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
June 30, 2020, With no related allowance recorded:
Commercial & industrial	$23,959	$24,622	$12,254	$97
Commercial mortgage	8,432	8,432	4,231	4
Commercial construction	-	-	-	-
Commercial agriculture	-	-	-	-
Residential mortgage	973	973	468	(256)
Home equity	-	-	-	-
Automobile	-	-	-	-
Other consumer	11	11	-	-
Total impaired loans with no related allowance	$33,375	$34,038	$16,953	$(155)

June 30, 2020, With a related allowance recorded:
Commercial & industrial	$279	$505	$137	$2
Commercial mortgage	196	212	75	2
Commercial construction	-	-	-	-
Commercial agriculture	-	-	-	-
Residential mortgage	3,210	3,220	1,681	(2)
Home equity	-	-	-	-
Automobile	82	82	21	4
Other consumer	892	892	326	4
Total impaired loans with a related allowance	$4,659	$4,911	$2,240	$10

December 31, 2019, With no related allowance recorded:
Commercial & industrial	$25,702	$26,627	$20,734	$105
Commercial mortgage	8,138	8,138	9,230	(1)
Commercial construction	-	-	-	-
Commercial agriculture	-	-	-	-
Residential mortgage	379	379	115	(174)
Home equity	-	-	-	-
Automobile	-	-	-	-
Other consumer	-	-	-	-
Total impaired loans with no related allowance	$34,219	$35,144	$30,079	$(70)

December 31, 2019, With a related allowance recorded:
Commercial & industrial	$247	$472	$214	$1
Commercial mortgage	98	114	79	-
Commercial construction	-	-	-	-
Commercial agriculture	-	-	-	-
Residential mortgage	3,379	3,400	4,260	(6)
Home equity	-	-	-	-
Automobile	93	93	97	2
Other consumer	1,715	1,716	1,516	18
Total impaired loans with a related allowance	$5,532	$5,795	$6,166	$15

Troubled Debt Restructurings

In accordance with FASB’s Accounting Standards Update No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring” (ASU No. 2011-02), the Bank had $20.2 million of troubled debt restructurings (“TDRs”) as of June 30, 2020, down by $2.3 million from $22.5 million at December 31, 2019, primarily in commercial mortgage loans. The restructured loans recorded with the Bank have been modified for the purpose of alleviating temporary impairments to the borrower’s financial condition. The modifications that the Bank has extended to borrowers have come in the form of a change in the repayment terms. The workout plan between the borrower and the Bank is designed to provide a bridge for cash flow shortfalls in the near term. As the borrower works through the near-term issues, in most cases, the original contractual terms will be reinstated.

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

Additional information regarding performing and nonperforming TDRs at June 30, 2020, and December 31, 2019, is set forth in the following table:

	Number of	Pre- Modification Outstanding Recorded	Principal	Post- Modification Outstanding Recorded	Outstanding Balance
	Loans	Investment	Modifications	Investment	June 30, 2020	December 31, 2019
Performing
Residential mortgage	1	$27	$-	$27	$26	$26
Commercial mortgage	5	15,804	-	15,804	14,230	15,165
Automobile	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total performing	6	$15,831	$-	$15,831	$14,256	$15,191
Nonperforming
Residential mortgage	-	$-	$-	$-	$-	$-
Commercial mortgage	12	9,746	-	9,746	5,971	7,293
Automobile	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total nonperforming	12	$9,746	$-	$9,746	$5,971	$7,293
Total Troubled Debt Restructurings (TDRs)	18	$25,577	$-	$25,577	$20,227	$22,484

Principal modification includes principal forgiveness at the time of modification, contingent principal forgiveness granted over the life of the loan based on borrower performance, and principal that has been legally separated and deferred to the end of the loan, with zero percent contractual interest rate.

In an effort to constructively work with borrowers affected by the COVID-19 pandemic, the Bank initiated a temporary program in March 2020 to allow for 90-day deferrals for residential mortgage and commercial loans upon request from the borrower, and a 90-day deferral for all consumer and automobile loans. The Bank did not identify consumer loans that were deferred and were over 30 days delinquent as TDRs, however the Bank identified a specific reserve for these loans totaling $2.4 million at June 30, 2020. The Bank also identified a specific reserve for consumer loans over 90 days that were deferred and increased its environmental factors for the reserve to account for the effects of the COVID-19 pandemic.

There were no defaults on troubled debt restructurings following the modification during the six months ended June 30, 2020, and 2019.

The Bank has two significant borrowing relationships in bankruptcy totaling $9.8 million at June 30, 2020. The Bank has calculated a specific reserve within the allowance for one of the borrowing relationships in bankruptcy in the amount of $4.2 million, and has sufficient collateral for the other borrowing relationship. The Bank’s management believes that at June 30, 2020, there is sufficient coverage to protect the Bank’s exposure to both relationships.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). As of June 30, 2020, and December 31, 2019, the Bank met all capital adequacy requirements to which it is subject.

As of June 30, 2020, the Bank’s capital ratios each exceeded the Federal Deposit Insurance Corporation’s well capitalized standards under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the Bank’s last regulatory examination that management believes have changed the Bank’s category. During the three months ended June 30, 2020, the Bank received a large influx of deposits from the federal relief programs due to the COVID-19 pandemic resulting in an increase of approximately $264.1 million in its average assets to $2.21 billion from $1.95 billion in December 31, 2019, which had an adverse impact on its Tier 1 capital (to average assets). Management believes that is has the capacity to absorb the growth in total assets, and the tools needed to move deposits off of its balance sheet through its Trust services to continue to be above the well capitalized standards under the regulatory framework for prompt corrective action.

The Company’s actual capital amounts and ratios as of June 30, 2020, and December 31, 2019, are presented in the table below.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2020:
Total capital (to Risk Weighted Assets)	$201,089	14.646%	$109,841	8.000%	$137,302	10.000%
Tier 1 capital (to Risk Weighted Assets)	$168,756	12.291%	$82,381	6.000%	$109,841	8.000%
Tier 1 capital (to Average Assets)	$168,756	7.595%	$88,873	4.000%	$111,092	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$158,973	11.578%	$61,786	4.500%	$89,246	6.500%

At December 31, 2019:
Total capital (to Risk Weighted Assets)	$197,000	14.417%	$109,313	8.000%	$136,641	10.000%
Tier 1 capital (to Risk Weighted Assets)	$164,787	12.060%	$81,985	6.000%	$109,313	8.000%
Tier 1 capital (to Average Assets)	$164,787	8.418%	$78,298	4.000%	$97,873	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$155,005	11.344%	$61,489	4.500%	$88,817	6.500%

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

A summary of financial instruments with off-balance-sheet risk at June 30, 2020, and December 31, 2019, is as follows:

	June 30, 2020	December 31, 2019
Commitments to extend credit	$148,901	$157,463

Letters of credit:
Standby letters of credit	$57,241	$58,182
Commercial letters of credit	1,350	513
Total	$58,591	$58,695

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

The Bank considers its standby and other letters of credit to be payment guarantees. At June 30, 2020, the maximum undiscounted future payments that the Bank could be required to make for all outstanding letters of credit were $58.6 million. All of these arrangements mature within one year. The Bank has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized; however, several are unsecured. The Bank had recorded $39 thousand in reserve liabilities associated with these guarantees at June 30, 2020.

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

A valuation allowance of $1.8 million has been provided at June 30, 2020, and December 31, 2019, to reduce the deferred tax asset because, in management’s opinion, it is more likely than not that less than the entire amount will be realized. The portion of the deferred tax asset with valuation allowance is attributable to a cumulative net operating loss carry forward from the Bank’s CNMI operations, which losses management anticipates will continue. The charge from the net operating loss has already been realized in the accompanying condensed consolidated statements of income as a result of the Guam income tax code.

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

Financial assets measured at fair value on a recurring basis as of June 30, 2020, and December 31, 2019, are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At June 30, 2020
U.S. treasury notes and bonds	$15,064	$-	$-	$15,064
U.S. government agency and government sponsored enterprise (GSE) debt securities	-	-	-	-
U.S. government agency pool securities	-	167,455	-	167,455
U.S. government agency or GSE	-	196,138	-	196,138
Total fair value of available-for-sale securities	15,064	363,593	-	378,657
Other assets:
MSRs	-	-	1,721	1,721
Total fair value	$15,064	$363,593	$1,721	$380,378

At December 31, 2019
U.S. treasury notes and bonds	$44,978	$-	$-	$44,978
U.S. government agency and government sponsored enterprise (GSE) debt securities	-	30,457	-	30,457
U.S. government agency pool securities	-	173,497	-	173,497
U.S. government agency or GSE	-	128,198	-	128,198
Total fair value of available-for-sale securities	44,978	332,152	-	377,130
Other assets:
MSRs	-	-	1,704	1,704
Total fair value	$44,978	$332,152	$1,704	$378,834

There were no liabilities measured at fair value on a recurring basis as of June 30, 2020, and December 31, 2019.

For the periods ended June 30, 2020, and December 31, 2019, the changes in Level 3 assets measured at fair value on a recurring basis are as follows:

	June 30, 2020	December 31, 2019
Beginning balance	$1,704	$1,778
Realized and unrealized net gains:
Included in net income	17	(74)
Ending balance	$1,721	$1,704

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

The following table presents quantitative information about the valuation technique and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring basis:

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average Rate
June 30, 2020
Financial instrument:
MSRs	$1,721	Discounted Cash Flow	Discount Rate	7.51% - 8.47%	7.70%
			Weighted Average Prepayment Rate (Public Securities Association)	125%
December 31, 2019
Financial instrument:
MSRs	$1,704	Discounted Cash Flow	Discount Rate	7.51% - 8.47%	7.70%
			Weighted Average Prepayment Rate (Public Securities Association)	125%

There were no transfers into or out of the Bank’s Level 3 financial instruments for the periods ended June 30, 2020, and December 31, 2019.

Nonrecurring Fair Value Measurements

Under certain circumstances, the Bank makes adjustments to fair value for assets and liabilities even though they are not measured at fair value on an ongoing basis. The following table presents the financial instruments carried on the condensed consolidated statements of financial condition by caption and by level in the fair value hierarchy at June 30, 2020, and December 31, 2019, for which a nonrecurring change in fair value has been recorded:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2020
Other assets
Other real estate owned	$-	$-	$8	$8

December 31, 2019
Other assets
Other real estate owned	$-	$-	$8	$8

The fair value of loans subject to write downs is estimated using the appraised value of the underlying collateral, discounted as necessary due to management’s estimates of changes in economic conditions.

Additionally, the Bank also makes adjustments to nonfinancial assets and liabilities even though they are not measured at fair value on an ongoing basis. With the exception of other real estate owned, the Bank does not have nonfinancial assets or liabilities for which a nonrecurring change in fair value has been recorded during the periods ended June 30, 2020, and December 31, 2019.

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

If quoted market prices are not available, the Bank estimates fair values using pricing models and discounted cash flows that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, and credit spreads. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include U.S. GSE obligations, U.S. government agency pool securities, and other securities. Mortgage-backed securities are included in Level 2 if observable inputs are available. In certain cases where there is limited activity or less transparency around inputs to the valuation, the Bank would classify those securities in Level 3. At June 30, 2020, and December 31, 2019, the Bank did not have any Level 3 investment securities.

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

Fair Value of Other Financial Instruments

The estimated fair values of the Bank’s financial instruments, excluding those assets recorded at fair value on a recurring basis on the Bank’s condensed consolidated statements of financial condition, are as follows:

		Estimated fair value
	Carrying Amount	Level 1	Level 2	Level 3
	(Dollars in thousands)
June 30, 2020
Financial assets:
Cash and cash equivalents	$376,401	$376,401	$-	$-
Restricted cash	150	150	-	-
Federal Home Loan Bank stock	2,335	-	2,335	-
Investment securities held-to-maturity	64,212	-	64,886	-
Loans, net	1,360,372	-	-	1,399,645
Total	$1,803,470	$376,551	$67,221	$1,399,645

Financial liabilities:
Deposits	2,062,606	-	-	2,074,201
Total	$2,062,606	$-	$-	$2,074,201

December 31, 2019
Financial assets:
Cash and cash equivalents	$131,716	$131,716	$-	$-
Restricted cash	400	400	-	-
Federal Home Loan Bank stock	2,267	-	2,267	-
Investment securities held-to-maturity	49,984	-	50,204	-
Loans, net	1,275,272	-	-	1,310,822
Total	$1,459,639	$132,116	$52,471	$1,310,822

Financial liabilities:
Deposits	$1,729,906	$-	$-	$1,733,072
Total	$1,729,906	$-	$-	$1,733,072

Note 11 – Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	June 30, 2020	December 31, 2019
Net unrealized gain (loss) on available-for-sale securities	$5,655	$(971)
Amounts reclassified from AOCI for (gain) on sale of investment securities available-for-sale included in net income	-	(347)
Tax effect	(1,188)	277
Unrealized holding gain (loss) on available-for-sale securities, net of tax	4,467	(1,041)
Gross unrealized holding loss on held-to-maturity securities	(285)	(625)
Amortization of unrealized holding loss on held-to-maturity during the period	147	339
Unrealized holding loss on held-to-maturity securities	(138)	(286)
Accumulated other comprehensive income (loss)	$4,329	$(1,327)

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

The Bank leases certain facilities from two separate entities in which two of its directors have separate ownership interests. Lease payments made to these entities during the six months ended June 30, 2020, and 2019, approximated $149 thousand and $146 thousand, respectively. During the three months ended June 30, 2020, and 2019, lease payments made to these entities approximated $89 thousand and $88 thousand, respectively.

Additionally, the Bank leases office space to third parties, with original lease terms ranging from 1 to 3 years with option periods ranging up to 12 years. At June 30, 2020, minimum future rents to be received under non-cancelable operating sublease agreements were $13 thousand, $8 thousand, and $3 thousand for the periods ending December 31, 2020, 2021, and 2022, respectively.

The cash flow from operating leases included in the measurement of lease liabilities during the six months ended June 30, 2020, and 2019, were $1.8 million and $1.7 million, respectively.

The following table summarizes the lease-related assets and liabilities recorded as part of other assets and other liabilities, respectively, in our condensed consolidated statements of financial condition at June 30, 2020, and December 31, 2019:

	June 30, 2020	December 31, 2019
Assets
Operating lease right-of-use assets	$30,187	$29,898
Total lease assets	$30,187	$29,898

Liabilities
Current
Operating	$2,496	$2,362
Noncurrent
Operating	28,109	27,797
Total lease liabilities	$30,605	$30,159

The operating lease cost, including short-term lease and variable lease costs, were $976 thousand and $1.9 million during the three and six months ended June 30, 2020, respectively, and $910 thousand and $1.8 million during the three and six months ended June 30, 2019, respectively. Short term leases were $8 and $15 thousand for the three and six months ended June 30, 2020, respectively, and $8 thousand and $15 thousand for the three and six months ended June 30, 2019, respectively. Short term leases include one lease that is less than 12 months.

The following table provides the maturities of lease liabilities at June 30, 2020:

	Operating Leases (a)	Total
2020	$1,787	$1,787
2021	3,387	3,387
2022	2,780	2,780
2023	2,530	2,530
2024	2,419	2,419
After 2024	41,722	41,722
Total lease payments	$54,625	$54,625
Less: Interest (b)	24,020	24,020
Present value of lease liabilities (c)	$30,605	$30,605

Note: For leases commencing prior to 2019, minimum lease payments exclude payments to landlords for real estate taxes and common area maintenance.

(a)	Operating lease payments include $28.3 million related to options to extend lease terms that are reasonably certain of being exercised.
(b)	Calculated using the incremental borrowing rate based on the lease term for each lease.
(c)	Includes the current portion of $2.5 million for operating leases.

The following table provides the weighted-average lease term and discount rate at June 30, 2020:

	June 30, 2020	December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	23.8	24.1
Weighted-average discount rate
Operating leases	4.03%	4.07%

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

Overview

BankGuam Holding Company (the “Company”) is a Guam corporation organized on October 29, 2010, to act as a holding company of Bank of Guam (the “Bank”), a 20-branch bank serving the communities in Guam, the Commonwealth of the Northern Mariana Islands (“CNMI”), the Federated States of Micronesia (“FSM”), the Republic of the Marshall Islands (“RMI”), the Republic of Palau (“ROP”), and San Francisco, California. On August 15, 2011, the Company acquired all of the outstanding common stock of the Bank in a holding company formation transaction.

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

Other than holding the shares of the Bank, BGIS and ASC Trust LLC, the Company conducts no significant activities, although it is authorized, with the prior approval of its principal regulator, the Board of Governors of the Federal Reserve System, to engage in a variety of activities related to the business of banking. Currently, substantially all of the Company’s operations are conducted and substantially all of its assets are owned by the Bank, which accounts for substantially all of our consolidated revenues, expenses and operating income. The Bank’s headquarters is located in Hagåtña, Guam, and the Bank provides a variety of financial services to individuals, businesses and government entities through its branch network. The Bank’s primary deposit products are demand deposits, savings and time certificates of deposit, and its primary lending products are consumer, commercial and real estate loans. The Bank also provides many other financial services to its customers. On January 15, 2020, the FDIC notified the Bank that they had no objections to the closure of the Tumon and Malesso branches in Guam. Consequently, the Malesso branch closed effective April 3, 2020, and the Tumon branch, effective May 19, 2020.

Due to the Company’s concerns for the health and safety of its customers and employees, in March 2020 the Bank temporarily closed one of its branches in the CNMI and eight of its branches in Guam, and limited the number of customers allowed to be in its remaining facilities at any one time to 50. During the three months ended June 30, 2020, the Bank re-opened four of its branches in Guam, while three branches remain closed including the one branch in CNMI. The Bank continues to limit the number of customers allowed in its facilities to be in compliance with local regulations related to the COVID-19 pandemic. The Bank continues to provide a telecommuting program for those personnel who are able to perform their responsibilities remotely, the computer hardware and software needed to support those tasks, and established teleconferencing capabilities to reduce the number of people in attendance at all of its larger group meetings. To accommodate working remotely some internal procedures have been modified to maintain our internal control over financial reporting.

Summary of Operating Results

The following table provides unaudited comparative information with respect to our results of operations for the three and six months ended June 30, 2020, and 2019, respectively:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020 Amount	2019 Amount	% Change	2020 Amount	2019 Amount	% Change
Interest income	$20,653	$23,754	-13.1%	$42,751	$47,171	-9.4%
Interest expense	650	516	26.0%	1,382	1,016	36.0%
Net interest income, before provision for loan losses	20,003	23,238	-13.9%	41,369	46,155	-10.4%
Provision for loan losses	2,400	2,098	14.4%	4,607	5,951	-22.6%
Net interest income, after provision for loan losses	17,603	21,140	-16.7%	36,762	40,204	-8.6%
Non-interest income	3,221	3,847	-16.3%	7,292	7,474	-2.4%
Non-interest expense	16,986	19,566	-13.2%	36,217	38,539	-6.0%
Income before income taxes	3,838	5,421	-29.2%	7,837	9,139	-14.2%
Income tax expense	1,081	1,061	1.9%	1,835	1,877	-2.2%
Net income	$2,757	$4,360	-36.8%	$6,002	$7,262	-17.4%

Earnings per common share
Basic	$0.27	$0.44		$0.59	$0.72
Diluted	$0.27	$0.44		$0.59	$0.72

As the above table indicates, our net income decreased in the three and six months ended June 30, 2020, as compared to the corresponding periods in 2019. In the three months ended June 30, 2020, we recorded net income after taxes of $2.8 million, a decrease of $1.6 million (or 36.8%) as compared to the same period in 2019. The primary reasons for the decrease were$3.2 million less in net interest income, a reduction of $626 thousand in non-interest income, and an increase in provision for loan losses of $302 thousand, partially offset by a reduction in non-interest expense of $2.6 million.

In the six months ended June 30, 2020, we recorded $6.0 million in net income, a decrease of $1.3 million (or 17.4%) from $7.3 million during the same period in 2019. The primary reasons for the decrease were a decrease of $4.8 million in net interest income, a reduction in non-interest income of $182 thousand, partially offset by a decrease of $2.3 million in non-interest expense and a reduction of $1.3 million in our provision for loan losses.

The following table shows the decrease in our net interest margin in the three and six months ended June 30, 2020, and it also indicates the impact that the decrease in our net income had on our annualized returns on average assets and average equity. Our return on average equity decreased by 4.83% and 2.43%, respectively, during the three and six months ended June 30, 2020, as compared to the corresponding periods in 2019, and our return on average assets decreased by 40 basis points and 19 basis points during the same comparative periods, primarily due to reduction in net income combined with the increase in average assets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net interest margin	3.77%	5.04%	4.12%	5.03%
Return on average assets	0.49%	0.89%	0.56%	0.75%
Return on average equity	6.39%	11.22%	7.05%	9.48%

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

The following table sets forth our interest income, interest expense and net interest income, and our annualized net interest margin for the three and six months ended June 30, 2020, and 2019, respectively:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Interest income	20,653	$23,754	-13.05%	$42,751	$47,171	-9.37%
Interest expense	650	516	25.97%	1,382	1,016	36.02%
Net interest income	20,003	$23,238	-13.92%	$41,369	$46,155	-10.37%

Net interest margin	3.77%	5.04%	-1.27%	4.12%	5.03%	-0.91%

Net interest income decreased by 13.9% and 10.4%, respectively, for the three and six months ended June 30, 2020, as compared to the corresponding periods in 2019.

For the three and six months ended June 30, 2020, net interest income decreased by $3.2 million and $4.8 million, respectively, as compared to the same periods in 2019. Total interest income decreased by $3.1 million due decreases of $1.4 million in earnings on loans, $1.3 million in interest earned on our short term investments, and $492 thousand on deposits with banks during the three months ended June 30, 2020, compared to the previous year. The decrease is primarily due to the 150 basis points (1.50%) cut in March 2020. The reduction in our net interest margin was the result of a decrease of 1.26% in the yield on our average earning assets in the three months ended June 30, 2020, as compared to the corresponding period of 2019, the effect of which was partially offset by an increase in our average earning assets of 15.0% between those same comparative periods. Total interest income decreased by $4.4 million in the six months ended June 30, 2020, compared to the previous year because of increases of $1.9 million in loan interest earnings, $1.8 million in earnings on short term investments, and $705 thousand on deposits with banks as compared to the corresponding period of 2019.

On March 3, 2020, the Federal Open Market Committee reduced the target federal funds rate by 50 basis points to 1.00% - 1.25%. This rate was further reduced to a target range of 0% - 0.25% on March 16, 2020. These reductions in interest rates and other effects of the COVID-19 outbreak had an adverse effect on the Company’s financial condition and results of operations. As a result of the spread of the COVID-19 coronavirus, economic uncertainties have risen which are likely to continue to negatively impact net interest income.

Average Balances

Distribution, Rate and Yield

The following table sets forth information regarding our average balance sheet, annualized yields on interest-earning assets and interest rates on interest-bearing liabilities, the interest rate spread and the interest rate margin for the three and six months ended June 30, 2020, and 2019:

	Three Months Ended June 30,
	2020			2019
	Average Balance	Interest Earned/Paid	Average Yield/Rate	Average Balance	Interest Earned/Paid	Average Yield/Rate
Interest earning assets:
Short term investments[1]	$329,301	$66	0.08%	$130,114	$558	1.72%
Investment Securities²	419,259	1,260	1.20%	449,933	2,517	2.24%
Loans³	1,374,079	19,327	5.63%	1,265,395	20,679	6.54%
Total earning assets	2,122,639	20,653	3.89%	1,845,442	23,754	5.15%
Noninterest earning assets	126,741			111,472
Total assets	$2,249,380			$1,956,914
Interest-bearing liabilities:
Interest-bearing checking accounts	$291,953	$76	0.10%	$261,649	$78	0.12%
Savings accounts	1,009,511	315	0.12%	904,993	400	0.18%
Certificates of deposit	25,025	21	0.34%	30,322	27	0.36%
Subordinated debt	14,762	238	6.45%	5,000	11	0.22%
Total interest-bearing liabilities	1,341,251	650	0.19%	1,201,964	516	0.17%
Non-interest bearing liabilities	735,413			599,578
Total liabilities	2,076,664			1,801,542
Stockholders’ equity	172,716			155,372
Total liabilities and stockholders’ equity	$2,249,380			$1,956,914

Net interest income		$20,003			$23,238

Interest rate spread			3.70%			4.98%
Net interest margin			3.77%			5.04%

	Six Months Ended June 30,
	2020			2019
	Average Balance	Interest Earned/Paid	Average Yield/Rate	Average Balance	Interest Earned/Paid	Average Yield/Rate
Interest earning assets:
Short term investments[1]	$238,846	$423	0.35%	$121,740	$1,128	1.85%
Investment securities²	425,217	3,234	1.52%	448,291	5,030	2.24%
Loans³	1,341,941	39,094	5.83%	1,264,289	41,013	6.49%
Total earning assets	2,006,004	42,751	4.26%	1,834,320	47,171	5.14%
Noninterest earning assets	121,207			108,099
Total assets	$2,127,211			$1,942,419
Interest-bearing liabilities:
Interest-bearing checking accounts	$289,424	$162	0.11%	$266,106	$158	0.12%
Savings accounts	945,108	703	0.15%	895,812	792	0.18%
Certificates of deposit	25,831	38	0.29%	30,609	55	0.36%
Subordinated debt	14,758	479	6.49%	2,500	11	0.00%
Total interest-bearing liabilities	1,275,121	1,382	0.22%	1,195,027	1,016	0.17%
Non-interest bearing liabilities	681,927			594,116
Total liabilities	1,957,048			1,789,143
Stockholders’ equity	170,163			153,276
Total liabilities and stockholders’ equity	$2,127,211			$1,942,419

Net interest income		$41,369			$46,155

Interest rate spread			4.05%			4.97%
Net interest margin			4.12%			5.03%

[1]	Short term investments consist of interest-bearing deposits that we maintain with other financial institutions.
[2]	Includes all investment securities in the Available-for-Sale and the Held-to-Maturity classifications.

[3]

Loans include the average balance of non-accrual loans. Loan interest income includes loan fees of $745 thousand and $1.4 million in the three and six months ended June 30, 2020, and $806 thousand and $1.3 million during the three and six months ended June 30, 2019, respectively.

For the three and six months ended June 30, 2020, our total average earning assets increased by $277.2 million and $171.7 million, respectively, as compared to the same period in 2019. The increase during the three months ended June 30, 2020, compared to the same period in 2019, is attributed to the $199.2 million increase in our average short term investments, and a $108.7 million increase in our average loan portfolio, only partially offset by the $30.7 million decrease in our average investment securities. Average noninterest earning assets increased by $15.3 million. In the three and six months ended June 30, 2020, average total interest-bearing liabilities increased by $139.3 million and $80.1 million, respectively in comparison to the same period in 2019. In the three months ended June 30, 2020, the increase was comprised of the $104.5 million increase in average savings accounts, a $30.3 million increase in average interest-bearing checking accounts, and a $9.8 million increase in average subordinated debt, offset by the $5.3 million decrease in average certificate of deposit accounts. The overall increase in average interest-bearing liabilities resulted from an increase in our deposit base, primarily in commercial checking accounts, consumer savings, and government checking and savings accounts as result of the funds received by depositors from the CARES Act. This was supplemented by an increase of $135.8 million in average non-interest bearing liabilities during the three months ended June 30, 2020, compared to the same period in 2019, primarily in traditional checking accounts, moderated an overall increase of $275.1 million in average total liabilities. During the three and six months ended June 30, 2020, average stockholders’ equity increased by $17.3 million (11.2%) and $16.9 million (11.0%) respectively, in comparison to the year-earlier periods.

Our interest rate spread decreased by 128 basis points (1.28%), and our net interest margin decreased by 127 basis points (1.27%) in the six months ended June 30, 2020, as compared to the same period in 2019. During the three months ended June 30, 2020, the decrease in our interest rate spread is attributed to the 126 basis points (1.26%) decrease in the average yield on our interest earning assets, from 5.15% to 3.89%, while the average rate on our interest-bearing liabilities increased by 2 basis points from 0.17% to 0.19%. The decrease in our net interest income resulted from the 13.9% decrease in our net interest income, due primarily to the decline in market rates.

Our interest rate spread decreased by 92 basis points (0.92%), and our net interest margin decreased by 91 basis points (0.91%) in the six months ended June 30, 2020, as compared to the same period in 2019. During the six months ended June 30, 2020, the decrease in our interest rate spread is attributed to the 88 basis points (0.88%) decrease in the average yield on our interest earning assets, from 5.14% to 4.26%, while the average rate on our interest-bearing liabilities increased by 5 basis points from 0.17% to 0.22%. The decrease in our net interest income resulted from the 10.4% decrease in our net interest income, due primarily to the decline in market rates.

The following table provides information regarding the changes in interest income and interest expense, attributable to changes in rates and changes in volumes, that contributed to the total change in net interest income for the three and six months ended June 30, 2020, in comparison to the three and six months ended June 30, 2019:

	Six Months Ended June 30, 2020 vs. 2019
	(In thousands)
	Net Change in	Attributable to:
	Interest Income/Expense	Change in Rate	Change in Volume
Interest income:
Short term investments	$(492)	$(2,128)	$1,636
Investment securities	(1,257)	(4,659)	3,402
Loans	(1,352)	(11,523)	10,171
Total interest income	$(3,101)	$(18,310)	$15,209

Interest expense:
Interest-bearing checking accounts	$(2)	$(40)	$38
Savings accounts	(85)	(470)	385
Certificates of deposit	(6)	(6)	-
Other borrowings	227	311	(84)
Total interest expense	$134	$(205)	$339

Net interest income	$(3,235)	$(18,105)	$14,870

	Six Months Ended June 30, 2020 vs. 2019
	(In thousands)
	Net Change in	Attributable to:
	Interest Income/Expense	Change in Rate	Change in Volume
Interest income:
Short term investments	$(705)	$(1,825)	$1,120
Investment securities	(1,796)	(3,241)	1,445
Loans	(1,919)	(8,362)	6,443
Total interest income	$(4,420)	$(13,428)	$9,008

Interest expense:
Interest-bearing checking accounts	$4	$(18)	$22
Savings accounts	(89)	(251)	162
Certificates of deposit	(17)	(20)	3
Other borrowings	468	162	306
Total interest expense	$366	$(127)	$493

Net interest income	$(4,786)	$(13,301)	$8,515

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

If management determines that it is necessary to increase the allowance for loan losses, a provision for loan losses is recorded. For the three months ended June 30, 2020, the Bank’s provision for loan losses was $2.4 million, which was $300 thousand lower than the corresponding period of 2019. For the six months ended June 30, 2020, the Bank’s provision for loan losses was $4.6 million, which was $1.3 million lower than during the corresponding period of 2019. In the three and six months ended June 30, 2020, management adjusted the economic risk factors to incorporate the current economic implications, which includes reduced tourism and higher unemployment due to the COVID-19 pandemic.

Management believes that the provision recorded was sufficient to offset the incremental risk of loss inherent in the gross loan portfolio of $1.39 billion at June 30, 2020, an increase of $89.7 million from December 31, 2019. The allowance for loan losses at June 30, 2020, stood at $30.9 million or 2.21% of total gross loans outstanding as of the balance sheet date, an increase of $3.0 million from December 31, 2019. We recorded net loan charge-offs of $581 thousand and $1.6 million, respectively, for the three and six months ended June 30, 2020. See “Analysis of Allowance for Loan Losses” in the Financial Condition Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for more detailed information.

Non-Interest Income

The table below represents the major components of non-interest income and the changes therein for the three and six months ended June 30, 2020, and 2019:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020 Amount	2019 Amount	Amount Change	Percent Change	2020 Amount	2019 Amount	Amount Change	Percent Change
Non-interest income
Service charges and fees	$1,563	$1,772	$(209)	-11.8%	$3,302	$3,242	$60	1.9%
Income from merchant services	331	629	(298)	-47.4%	874	1,206	(332)	-27.5%
Income from cardholders, net	143	(57)	200	-350.9%	300	41	259	631.7%
Trustee fees	445	613	(168)	-27.4%	1,079	1,241	(162)	-13.1%
Other income	739	890	(151)	-17.0%	1,737	1,744	(7)	-0.4%
Total non-interest income	$3,221	$3,847	$(626)	-16.3%	$7,292	$7,474	$(182)	-2.4%

For the three months ended June 30, 2020, non-interest income totaled $3.2 million, which represented a decrease of $626 thousand (16.3%) as compared to the three months ended June 30, 2019. The decrease during the three months ended June 30, 2020, is primarily attributed to the decreases in income of $298 thousand in income from merchant services, $209 thousand from service charges and fees, $168 thousand from trustee fees, and $151 thousand in other income, partially offset by the $200 thousand increase in income from cardholders.

For the six months ended June 30, 2020, non-interest income totaled $7.3 million, which was a decrease of $182 thousand (2.4%) as compared to the six months ended June 30, 2019. The decline during the six months ended June 30, 2020, is primarily attributed to the reduction in income of $332 thousand in income from merchant services, $162 thousand from trustee fees, partially offset by the $259 thousand increase in income from cardholders.

Non-interest Expense

The table below represents the major components of non-interest expense and the changes for the six months ended June 30, 2020, and 2019:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020 Amount	2019 Amount	Amount Change	Percent Change	2020 Amount	2019 Amount	Amount Change	Percent Change
Non-interest expense:
Salaries and employee benefits	$7,937	$8,861	$(924)	-10.4%	$17,461	$17,937	$(476)	-2.7%
Occupancy	2,126	1,971	155	7.9%	4,282	3,998	284	7.1%
Equipment and depreciation	2,982	2,796	186	6.7%	5,954	5,556	398	7.2%
Insurance	474	456	18	3.9%	947	929	18	1.9%
Telecommunications	372	351	21	6.0%	714	697	17	2.4%
FDIC insurance assessment	324	345	(21)	-6.1%	603	706	(103)	-14.6%
Professional services	541	768	(227)	-29.6%	1,119	1,372	(253)	-18.4%
Contract services	521	632	(111)	-17.6%	1,037	992	45	4.5%
Other real estate owned	(14)	659	(673)	-102.1%	14	1,171	(1,157)	-98.8%
Stationery and supplies	(2)	185	(187)	-101.1%	198	413	(215)	-52.1%
Training and education	21	332	(311)	-93.7%	206	531	(325)	-61.2%
General, administrative and other	1,704	2,210	(506)	-22.9%	3,682	4,237	(555)	-13.1%
Total non-interest expense	$16,986	$19,566	$(2,580)	-13.2%	$36,217	$38,539	$(2,322)	-6.0%

For the three months ended June 30, 2020, non-interest expense totaled $17.0 million, which was a decrease of $2.6 million (13.2%) as compared to the same period in 2019. The decrease is primarily attributed to the $924 thousand decrease in our salaries and employee benefits, $673 thousand decrease in other real estate owned expense, and the $505 thousand decrease in general, administrative, and other expense. The decrease in salaries and benefits and stationery and supplies is primarily due to the cost recovery from the origination costs totaling $1.0 million and $208 thousand, respectively, from processing the PPP loan originations in accordance with ASC 310-20, “Nonrefundable fees and Other Costs”. The decrease in the other real estate owned expense of $673 thousand is due to charge downs of two previously foreclosed properties in California in order to meet regulatory requirements during the three months ended June 30, 2020. The decrease in general, administrative and other expenses are primarily due to reduction of $337 thousand in public relations expense, and $191 thousand in legal expenses as compared to the corresponding period. The decrease in training and education was due to the postponement of discretionary training and the travel restrictions as a result of the COVID-19 pandemic.

For the six months ended June 30, 2020, non-interest expense totaled $36.2 million, which represented a decrease of $2.3 million (6.0%) as compared to the same period in 2019. The decrease is primarily attributed to the $1.2 million decrease in our expense related to other real estate owned, the $555 thousand decrease in general, administrative, and other expense, the $476 thousand decrease in salaries and employee benefits, and the $325 thousand decrease in training and education. These expenses were offset by an increase of $398 thousand in equipment and depreciation expense, and the $284 thousand in occupancy expense. The decrease in other real estate owned expense is primarily due to the charge off of two foreclosed properties, both in California, in order to meet regulatory requirements. The decreases in general, administrative and other expenses are primarily due to reduction of $316 thousand in public relations expense, and $278 thousand in legal expenses, while the decrease in salaries and employee benefits and stationery and supplies are primarily due to the cost recovery for processing the PPP loan originations. The increase in equipment and depreciation expense resulted primarily from increases in computer equipment and software expenses of $366 thousand, and rise in occupancy expense was primarily due to the reclassification of the lease component of certain telecommunications cables upon our adoption of ASU 2016-02, “Leases (Topic 842)”, at January 1, 2019.

The Bank has some discretionary capital expenditures that have been temporarily delayed as result of COVID-19. Some of these planned expenditures maybe reassessed due to our customers converting to electronic banking channels.

Income Tax Expense

For the three and six months ended June 30, 2020, the Bank recorded income tax expenses of $1.1 million, and $1.8 million, respectively. The expense for the three months ended June 30, 2020, was $20 thousand higher than the income tax expense recorded for the corresponding period in 2019, while the expense for the six months ended June 30, 2020, was $42 thousand lower than the income tax expense recorded for the corresponding period in 2019.

Financial Condition

Assets

As of June 30, 2020, total assets were $2.30 billion, an increase of 17.7% from the $1.95 billion at December 31, 2019. This $345.8 million increase was comprised largely of the $240.7 million increase in interest bearing deposits in banks, $85.1 million growth in our net loan portfolio, a $15.8 million increase in our net investment securities portfolio, and a $4.0 million increase in our cash and due from banks, but partially offset by the reduction of $2.1 million in other assets. As our net loans increased slower than our total assets, the proportion of net loans to total assets decreased from 65.3% at December 31, 2019, to 59.2% at June 30, 2020. The growth in assets was associated with the $332.7 million increase in total deposits as a result of the various funds received by depositors from the CARES Act, a $3.5 million increase in other liabilities, a $3.8 million increase in retained earnings and the $5.7 million improvement in accumulated other comprehensive loss.

Interest-Earning Assets

The following table sets forth the composition of our interest-earning assets at June 30, 2020, as compared to December 31, 2019:

	June 30, 2020	December 31, 2019	Variance
Interest-earning deposits with financial institutions (including restricted cash)	$334,714	$94,246	$240,468
Federal Home Loan Bank stock, at cost	2,335	2,267	68
Investment securities available-for-sale	378,657	377,130	1,527
Investment securities held-to-maturity	64,212	49,984	14,228
Loans, gross	1,395,657	1,306,005	89,652
Total interest-earning assets	$2,175,575	$1,829,632	$345,943

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

A summary of the balances of loans at June 30, 2020, and December 31, 2019, follows:

	June 30, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
Commercial
Commercial & industrial	$357,946	25.6%	$282,426	21.6%
Commercial mortgage	618,236	44.3%	591,364	45.3%
Commercial construction	72,999	5.2%	71,101	5.4%
Commercial agriculture	648	0.1%	664	0.1%
Total commercial	1,049,829	75.2%	945,555	72.4%
Consumer
Residential mortgage	123,652	8.9%	124,250	9.5%
Home equity	2,781	0.2%	2,685	0.2%
Automobile	20,480	1.5%	21,631	1.7%
Other consumer loans[1]	198,915	14.2%	211,884	16.2%
Total consumer	345,828	24.8%	360,450	27.6%
Gross loans	1,395,657	100.0%	1,306,005	100.0%
Deferred loan (fees) costs, net	(4,401)		(2,863)
Allowance for loan losses	(30,884)		(27,870)
Loans, net	$1,360,372		$1,275,272

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

At June 30, 2020, total gross loans increased by $89.7 million, to $1.40 billion, from $1.31 billion at December 31, 2019. The increase in loans was largely attributed to a $104.3 million increase in total commercial loans, to $1.05 billion at June 30, 2020, from $945.6 million at December 31, 2019. The underlying increases were comprised of commercial & industrial loans rising by $75.5 million, along with increases in commercial mortgage loans by $26.9 million, and construction loans by $1.9 million, partially offset by a decrease in commercial agriculture loans by $16 thousand. The increase in total commercial loans was partially offset by a $14.6 million decrease in total consumer loans, to $345.8 million at June 30, 2020, from $360.5 million at December 31, 2019. The decreases were in other consumer loans by $13.0 million, automobile loans by $1.2 million, and residential mortgage by $598 thousand. These were partially offset by the increase in home equity loans by $96 thousand.

In recognition of the potential difficulties that may be faced by our commercial, real estate and consumer customers due to the COVID-19 pandemic, the Bank initiated a temporary program in March 2020 under which affected commercial and consumer customers may have their loan payments deferred or otherwise adjusted for a period of up to 90 days. This temporary program ended on June 30, 2020. The Bank continues to process commercial and consumer deferral requests on a case-by-case basis.

With the passage of the Paycheck Protection Program, administered by the Small Business Administration, the Bank actively participated in assisting its customers with applications for resources through the program. PPP loans have a two-year and five-year term and earn interest at 1%. The Bank believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of July 31, 2020, the Bank has approved over $93.6 million in PPP loans. As of June 30, 2020, the Bank funded approximately $89.5 million in PPP loans, and expects to fully fund the remaining $4.1 million by August 2020. It is the Bank’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Bank could be required to establish additional allowance for loan loss through additional credit loss expense charged to earnings.

At June 30, 2020, loans outstanding were comprised of approximately 67.17% in variable rate loans and 32.83% in fixed rate loans.

Since it first opened in 1972, the Bank has expanded its operations and its branch network, first in Guam, then in the other islands of our region and in San Francisco, California. In the interests of enhancing performance and stability through market and industry diversification, the Bank has increased its focus on growth in the San Francisco area in recent years, adding personnel with experience and expertise in the Bay Area. The following table provides figures for gross loans in the Bank’s administrative regions for June 30, 2020, and December 31, 2019:

	June 30, 2020	December 31, 2019
Guam	$765,544	$704,443
Commonwealth of the Northern Mariana Islands	$127,511	$117,226
The Freely Associated States of Micronesia *	$97,301	$102,665
California	$405,301	$381,671
Total	$1,395,657	$1,306,005

*	The Freely Associated States (FAS) are comprised of the Federated States of Micronesia (Chuuk, Kosrae, Pohnpei and Yap), the Republic of the Marshall Islands and the Republic of Palau.

As the table indicates, the Bank’s total gross loans increased by 6.9% during the six months ended June 30, 2020. By way of comparison, loans in Guam increased by $61.1 million, or 8.7%, during the six months ended June 30, 2020. In the California region loans increased by 6.2% during the same period, as the California region provided continued support for the expansion of the Bank. The Commonwealth of the Northern Mariana Islands provide an increase by $10.3 million, or 8.8% during the six months ended June 30, 2020. The increase in these regions is primarily due to the $89.5 million in PPP loans added during the period. Loans in the Freely Associated States of Micronesia decreased by $5.4 million or 5.2%, during the same period.

Interest-Earning Deposits and Investment Securities

In the current lending and interest rate environment, and in order to maintain sufficient liquidity in the ordinary course of business, the Bank held $334.6 million in unrestricted interest-earning deposits with financial institutions at June 30, 2020, an increase of $240.7 million, or 256.5%, from the $93.8 million in such deposits at December 31, 2019. This significant increase is the result of the various funds received by depositors from the CARES Act, which were held in cash balances with the Federal Reserve Bank at the end of the reporting period. From December 31, 2019, to June 30, 2020, the Bank’s combined investment portfolio increased by $15.8 million, or 3.7%, from $427.1 million to $442.9 million. The growth in the investment portfolio was comprised of a $1.5 million increase in our holdings of available-for-sale securities, which increased by 0.4%, from $377.1 million to $378.7 million, and a $14.2 million increase in held-to-maturity securities, which rose by 28.5%, from $50.0 million to $64.2 million. Management believes that the Bank maintains an adequate level of liquidity.

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

The following table contains information regarding our nonperforming assets as well as restructured loans as of June 30, 2020, and December 31, 2019:

	June 30, 2020	December 31, 2019
Non-accrual loans:
Commercial & industrial	$9,917	$10,587
Commercial mortgage	7,958	8,100
Residential mortgage	3,343	3,370
Home equity	-	-
Other consumer [1]	101	206
Total non-accrual loans	$21,319	$22,263

Loans past due 90 days and still accruing:
Commercial & industrial	$91	$-
Commercial mortgage	535	-
Commercial construction	-	-
Residential mortgage	557	187
Home equity	-	-
Automobile	-	93
Other consumer[1]	791	1,510
Total loans past due 90 days and still accruing	$1,974	$1,790
Total nonperforming loans	$23,293	$24,053

Other real estate owned (OREO):
Commercial real estate	$8	$8
Residential real estate	-	-
Total other real estate owned	$8	$8
Total nonperforming assets	$23,301	$24,061

Restructured loans:
Accruing loans	$14,256	$15,191
Non-accruing loans (included in nonaccrual loans above)	5,971	7,293
Total restructured loans	$20,227	$22,484

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

The above table indicates that nonperforming loans decreased by $760 thousand during the six months ended June 30, 2020, which resulted from the decrease in total non-accrual loans by $944 thousand, from $22.3 million to $21.3 million. The decreases in total non-accrual loans were due to the decreases of $670 thousand in commercial and industrial loans, $142 thousand in commercial mortgage loans, $105 thousand in other consumer loans, and $27 thousand in residential mortgage loans. These decreases were partially offset by the increase of $184 thousand in total loans past due 90 days and still accruing. This increase was due to a $535 thousand increase in commercial mortgage loans, a $370 thousand increase in residential mortgage loans, and a $91 thousand increase in commercial and industrial loans, partially offset by decreases of $719 thousand in other consumer loans, and $93 thousand in automobile loans.

At June 30, 2020, the Bank’s largest nonperforming loans are three commercial mortgage loans totaling $5.3 million from three relationships of $2.7 million, $1.4 million and $1.2 million respectively. These loans were placed on non-accrual due to deficiencies in the underlying cash flow to service the monthly loan payments and meet operating expenses. At this time, management believes that the collateral and the allocated allowance for loan losses is adequate to cover these loans; however, should property values deteriorate, additional write-downs or additional provisions may be necessary.

Analysis of Allowance for Loan Losses

The allowance for loan losses was $30.9 million, or 2.21% of outstanding gross loans, as of June 30, 2020, as compared to $27.9 million, or 2.13% of outstanding gross loans, at December 31, 2019. The allowance was $27.1 million at June 30, 2019, or 2.13% of gross loans.

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

The following table summarizes the changes in our allowance for loan losses:

	Commercial	Residential Mortgages	Consumer	Total
	(Dollars in thousands)
Six Months Ended June 30, 2020
Allowance for loan losses:
Balance at beginning of period	$18,360	$1,490	$8,020	$27,870
Charge-offs	(484)	-	(2,045)	(2,529)
Recoveries	166	-	770	936
Provision	2,259	381	1,967	4,607
Balance at end of period	$20,301	$1,871	$8,712	$30,884

Three Months Ended June 30, 2020
Allowance for loan losses:
Balance at beginning of period	19,588	1,892	7,585	29,065
Charge-offs	(484)	-	(554)	(1,038)
Recoveries	161	-	296	457
Provision	1,036	(21)	1,385	2,400
Ending balance	$20,301	$1,871	$8,712	$30,884

Allowance balance at end of period related to:
Loans individually evaluated for impairment	$4,391	$2	$901	$5,294
Loans collectively evaluated for impairment	15,910	1,869	7,811	25,590
Ending balance	$20,301	$1,871	$8,712	$30,884

Loan balances at end of period:
Loans individually evaluated for impairment	$32,867	$4,183	$984	$38,034
Loans collectively evaluated for impairment	1,016,962	122,250	218,411	1,357,623
Ending balance	$1,049,829	$126,433	$219,395	$1,395,657

Six Months Ended June 30, 2019
Allowance for loan losses:
Balance at beginning of period	$14,887	$1,648	$7,239	$23,774
Charge-offs	(215)	-	(3,461)	(3,676)
Recoveries	8	3	1,028	1,039
Provision	3,114	(143)	2,980	5,951
Ending balance	$17,794	$1,508	$7,786	$27,088

Three Months Ended June 30, 2019
Allowance for loan losses:
Balance at beginning of period	17,345	1,454	7,303	26,102
Charge-offs	(5)	-	(1,669)	(1,674)
Recoveries	4	1	557	562
Provision	450	53	1,595	2,098
Ending balance	$17,794	$1,508	$7,786	$27,088

Allowance balance at end of period related to:
Loans individually evaluated for impairment	$7,100	$11	$1,507	$8,618
Loans collectively evaluated for impairment	10,694	1,497	6,279	18,470
Ending balance	$17,794	$1,508	$7,786	$27,088

Loan balances at end of period:
Loans individually evaluated for impairment	$24,385	$4,696	$1,673	$30,754
Loans collectively evaluated for impairment	870,429	126,365	242,871	1,239,665
Ending balance	$894,814	$131,061	$244,544	$1,270,419

Year Ended December 31, 2019
Allowance for loan losses:
Balance at beginning of year	$14,887	$1,648	$7,239	$23,774
Charge-offs	(1,599)	-	(6,306)	(7,905)
Recoveries	37	67	2,109	2,213
Provision	5,035	(225)	4,978	9,788
Ending balance	$18,360	$1,490	$8,020	$27,870

Allowance balance at end of year related to:
Loans individually evaluated for impairment	$6,105	$2	$1,657	$7,764
Loans collectively evaluated for impairment	12,255	1,488	6,363	20,106
Ending balance	$18,360	$1,490	$8,020	$27,870

Loan balances at end of year:
Loans individually evaluated for impairment	$34,185	$3,758	$1,808	$39,751
Loans collectively evaluated for impairment	911,370	123,177	231,707	1,266,254
Ending balance	$945,555	$126,935	$233,515	$1,306,005

Management evaluates all impaired loans not less frequently than quarterly in conjunction with our calculation and determination of the adequacy of the allowance for loan losses.

The Bank has two significant borrowing relationships in bankruptcy totaling $9.8 million at June 30, 2020. The Bank has calculated a specific reserve within the allowance for one of the borrowing relationships in bankruptcy in the amounts of $4.2 million, and has sufficient collateral for the other borrowing relationship. The Bank’s management believes at June 30, 2020, there is sufficient coverage to protect the Bank’s exposure to both relationships.

Total Cash and Cash Equivalents

Total cash and cash equivalents were $376.4 million and $131.7 million at June 30, 2020, and December 31, 2019, respectively. This significant increase is the result of the various funds received from the CARES Act, which were held in cash balances with the Federal Reserve Bank at the end of the reporting period. This balance, which is comprised of cash and due from bank balances and interest-bearing deposits that we maintain at other financial institutions (including the Federal Reserve Bank of San Francisco, but excepting restricted cash), will vary depending on daily cash settlement activities, the amount of highly liquid assets needed based on known events such as the repayment of borrowings and scheduled withdrawals, and actual cash on hand in the Bank’s branches.

The following table sets forth the composition of our cash and cash equivalent balances at June 30, 2020, and December 31, 2019:

	June 30, 2020	December 31, 2019	Variance
Cash and due from banks	$41,837	$37,870	$3,967
Interest-bearing deposits with financial institutions	334,564	93,846	240,718
Total cash and cash equivalents	$376,401	$131,716	$244,685

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

At June 30, 2020, the carrying value of the investment securities portfolio (excluding ASC Trust LLC stock and Federal Home Loan Bank stock) totaled $442.9 million, which represents a $15.8 million increase from the portfolio balance of $427.1 million at December 31, 2019. The table below sets forth the amortized cost and fair value of our investment securities portfolio, with gross unrealized gains and losses, at June 30, 2020, and December 31, 2019:

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$14,989	$75	$-	$15,064
U.S. government agency pool securities	167,632	316	(493)	167,455
U.S. government agency or GSE residential mortgage-backed securities	190,381	5,757	-	196,138
Total	$373,002	$6,148	$(493)	$378,657
Securities Held-to-Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$48,116	$363	$-	$48,479
U.S. government agency pool securities	4,935	17	(45)	4,907
U.S. government agency or GSE residential mortgage-backed securities	11,161	352	(13)	11,500
Total	$64,212	$732	$(58)	$64,886

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$75,496	$3	$(64)	$75,435
U.S. government agency pool securities	174,543	42	(1,088)	173,497
U.S. government agency or GSE residential mortgage-backed securities	128,409	181	(392)	128,198
Total	$378,448	$226	$(1,544)	$377,130
Securities Held-to-Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$31,723	$286	$(1)	$32,008
U.S. government agency pool securities	5,727	6	(70)	5,663
U.S. government agency or GSE residential mortgage-backed securities	12,534	67	(68)	12,533
Total	$49,984	$359	$(139)	$50,204

At June 30, 2020, and December 31, 2019, investment securities with a carrying value of $388.9 million and $299.5 million, respectively, were pledged to secure various government deposits and other public requirements.

The amortized cost and fair value of investment securities by contractual maturity at June 30, 2020, and December 31, 2019, follows:

	June 30, 2020
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$15,043	$15,117	$32,031	$32,395
Due after one but within five years	4,792	4,794	1,786	1,765
Due after five but within ten years	100,476	101,975	22,417	22,652
Due after ten years	252,691	256,771	7,978	8,074
Total	$373,002	$378,657	$64,212	$64,886

	December 31, 2019
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$55,022	$54,980	$19,840	$19,982
Due after one but within five years	26,868	26,838	14,680	14,796
Due after five but within ten years	101,390	101,252	7,172	7,211
Due after ten years	195,168	194,060	8,292	8,215
Total	$378,448	$377,130	$49,984	$50,204

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at June 30, 2020, and December 31, 2019:

	June 30, 2020
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value
Securities Available for Sale
U.S. government agency pool securities	$(3)	$2,887	$(490)	$43,857	$(493)	$46,744
Total	$(3)	$2,887	$(490)	$43,857	$(493)	$46,744

Securities Held to Maturity
U.S. government agency pool securities	$-	$-	$(45)	$3,143	$(45)	$3,143
U.S. government agency or GSE residential mortgage-backed securities	$(13)	$593	$-	$-	$(13)	$593
Total	$(13)	$593	$(45)	$3,143	$(58)	$3,736

	December 31, 2019
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value
Securities Available for Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(8)	$15,008	$(56)	$50,426	$(64)	$65,434
U.S. government agency pool securities	(19)	15,619	(1,069)	144,607	(1,088)	160,226
U.S. government agency or GSE residential mortgage-backed securities	(200)	60,439	(192)	21,414	(392)	81,853
Total	$(227)	$91,066	$(1,317)	$216,447	$(1,544)	$307,513

Securities Held to Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(1)	$2,010	$-	$-	$(1)	$2,010
U.S. government agency pool securities	-	-	(70)	3,767	(70)	3,767
U.S. government agency or GSE residential mortgage-backed securities	(3)	3,483	(65)	5,014	(68)	8,497
Total	$(4)	$5,493	$(135)	$8,781	$(139)	$14,274

The Company does not believe that any of the investment securities that were in an unrealized loss position as of June 30, 2020, which included a total of 45 securities, were other-than-temporarily impaired. Specifically, the 45 securities were comprised of 44 Small Business Administration Pool securities, and 1 mortgage-backed security issued by Government National Mortgage Association.

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

Deposits

At June 30, 2020, total deposit liabilities increased by $332.7 million from the approximately $1.73 billion at December 31, 2019. Interest-bearing deposits increased by $193.4 million, to $1.34 billion at June 30, 2020, compared to $1.15 billion at December 31, 2019, and non-interest bearing deposits increased by $139.3 million, to $722.3 million at June 30, 2020, from $583.0 million at December 31, 2019. The 19.23% increase in total deposits was primarily due to the receipt of funds from various COVID-19 federal relief programs.

The following table sets forth the composition of our interest-bearing deposit portfolio with the balances and average interest rates at June 30, 2020, and December 31, 2019, respectively:

	June 30, 2020		December 31, 2019
	Balance	Average rate	Balance	Average rate
Interest-bearing checking accounts	$303,022	0.10%	$278,913	0.12%
Savings accounts	1,012,297	0.12%	839,841	0.18%
Certificates of deposit	25,033	0.34%	28,185	0.36%
Total interest-bearing deposits	$1,340,352	0.12%	$1,146,939	0.17%

As mentioned earlier, the Bank has expanded its operations and its branch network since it first opened in 1972, first in Guam, then in the other islands of our region and in San Francisco, California. As time has passed, the Bank has gathered market share in each of the islands. In recent years, in order to diversify its geographic market, the Bank has increased its focus on growth in the California region. The following table provides figures for deposits in the Bank’s administrative regions at June 30, 2020, and December 31, 2019:

	June 30, 2020	December 31, 2019
Guam	$1,199,990	$966,217
Commonwealth of the Northern Mariana Islands	$333,193	$289,605
The Freely Associated States of Micronesia *	$477,275	$427,786
California	$52,148	$46,298
Total	$2,062,606	$1,729,906

*	The Freely Associated States (FAS) are comprised of the Federated States of Micronesia (Chuuk, Kosrae, Pohnpei and Yap), the Republic of the Marshall Islands and the Republic of Palau.

During the six months ended June 30, 2020, the Bank’s deposits increased by $332.7 million (19.23%) to $2.06 billion compared to December 31, 2019. During this period, all of our branches experienced an increase in deposits. Our Guam branches deposits increased by $233.8 million, CNMI branches by $43.6 million, FAS branches by $49.5 million, and our California region deposits by $5.9 million. The significant increase in deposits in these regions is primarily from the various COVID-19 federal relief programs.

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

At June 30, 2020, and at December 31, 2019, the Company had no short-term borrowings.

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

At June 30, 2020, our liquid assets, which include cash and due from banks, interest-earning deposits with financial institutions (excluding restricted cash), and investment securities available-for-sale totaled $755.1 million, up $246.2 million from $508.8 million at December 31, 2019. This increase is comprised of increases of $240.7 million in interest bearing deposits in banks, $1.5 million in investment securities available-for-sale, and $4.0 million in cash and due from banks.

Management believes we have sufficient cash to meet the demands of the distribution of funds under the CARES Act. However, we will monitor our vault cash on a daily basis, and if the need arises we will acquire additional cash by drawing down our deposits with other financial institutions, including the Federal Bank of San Francisco.

Contractual Obligations

The Bank utilizes facilities, equipment and land under various operating leases with terms, including renewal options, ranging from 1 to 99 years.

The following table provides the maturities of lease liabilities at June 30, 2020:

	Operating Leases (a)	Total
2020	$1,787	$1,787
2021	3,387	3,387
2022	2,780	2,780
2023	2,530	2,530
2024	2,419	2,419
After 2024	41,722	41,722
Total lease payments	$54,625	$54,625
Less: Interest (b)	24,020	24,020
Present value of lease liabilities (c)	$30,605	$30,605

Note: For leases commencing prior to 2019, minimum lease payments exclude payments to landlords for real estate taxes and common area maintenance.

(a)	Operating lease payments include $28.3 million related to options to extend lease terms that are reasonably certain of being exercised.
(b)	Calculated using the incremental borrowing rate based on the lease term for each lease.
(c)	Includes the current portion of $2.5 million for operating leases.

The Bank leases certain facilities from two separate entities in which two of its directors have separate ownership interests. Lease payments made to these entities during the six months ended June 30, 2020, and 2019, approximated $149 thousand and $146 thousand, respectively. During the three months ended June 30, 2020, and 2019, lease payments made to these entities approximated $89 thousand and $88 thousand, respectively.

Additionally, the Bank leases office space to third parties, with original lease terms ranging from 1 to 3 years with option periods ranging up to 12 years. At June 30, 2020, minimum future rents to be received under non-cancelable operating sublease agreements were $13 thousand, $8 thousand, and $3 thousand for the periods ending December 31, 2020, 2021, and 2022, respectively.

A summary of rental activities for the three and six months ended June 30, 2020, and 2019, respectively, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Rent expense	$997	$920	$2,001	$1,843
Total rent expense	$997	$920	$2,001	$1,843

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

A summary of financial instruments with off-balance-sheet risk at June 30, 2020, and December 31, 2019, is as follows:

	June 30, 2020	December 31, 2019
Commitments to extend credit	$148,901	$157,463

Letters of credit:
Standby letters of credit	$57,241	$58,182
Commercial letters of credit	1,350	513
Total	$58,591	$58,695

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

The Bank considers its standby and commercial letters of credit to be guarantees. At June 30, 2020, the maximum undiscounted future payments that the Bank could be required to make was $58.6 million. Almost all of these arrangements mature within one year. The Bank generally has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized; however, several that are extended to the Bank’s most creditworthy customers are unsecured. The Bank has recorded $39 thousand in reserve liabilities associated with commitments to extend credit and letters of credit at June 30, 2020.

Mortgage loans serviced for others are not included in the accompanying condensed consolidated statements of financial condition. The unpaid principal balances of mortgage loans serviced for others were $185.3 million and $189.5 million at June 30, 2020, and December 31, 2019, respectively. At June 30, 2020, and December 31, 2019, the Bank recorded mortgage servicing rights each at their fair value of $1.7 million, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital and Common Equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). As of June 30, 2020, and December 31, 2019, the Bank met all capital adequacy requirements to which it is subject.

As of June 30, 2020, the Bank’s capital ratios each exceeded the Federal Deposit Insurance Corporation’s well capitalized standards under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There have been no conditions or events since the most recent FDIC notification that management believes have changed the Bank’s category.

The Company’s required and actual capital amounts and ratios as of June 30, 2020, and December 31, 2019, were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2020:
Total capital (to Risk Weighted Assets)	$201,089	14.646%	$109,841	8.000%	$137,302	10.000%
Tier 1 capital (to Risk Weighted Assets)	$168,756	12.291%	$82,381	6.000%	$109,841	8.000%
Tier 1 capital (to Average Assets)	$168,756	7.595%	$88,873	4.000%	$111,092	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$158,973	11.578%	$61,786	4.500%	$89,246	6.500%

At December 31, 2019:
Total capital (to Risk Weighted Assets)	$197,000	14.417%	$109,313	8.000%	$136,641	10.000%
Tier 1 capital (to Risk Weighted Assets)	$164,787	12.060%	$81,985	6.000%	$109,313	8.000%
Tier 1 capital (to Average Assets)	$164,787	8.418%	$78,298	4.000%	$97,873	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$155,005	11.344%	$61,489	4.500%	$88,817	6.500%

Since the formation of BankGuam Holding Company in 2011, our assets have grown by 108.4% ($1.2 billion), while our stockholders’ equity has grown by 96.0% (85.1 million, including $61.4 million in retained earnings). The growth in equity has helped to increase our capital ratios, and those ratios remain well above the well capitalized standards. During the fourth quarter of 2017 and the first quarter of 2018, the Company issued an additional $4.2 million in common stock in an SEC-registered public offering at a purchase price of $12.25 per common share.

The Bank received a large influx of deposits from federal relief programs due to the COVID-19 pandemic, which largely increased its total cash and cash equivalents on its balance sheet resulting in an increase in its average assets by approximately $264.1 million during the three months ended June 30, 2020. This growth resulted in an adverse impact on its Tier 1 capital (to average assets). Management believes that the Bank has the capacity to absorb the growth in total assets, and the tools needed to move deposits off-balance through its Trust services to continue to be above the well capitalized standards under the regulatory framework for prompt corrective action.

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

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2020, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s Rules and forms and is accumulated and communicated to management, including our Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were several changes to our procedures made necessary due to COVID-19 to maintain our internal control over financial reporting during the three months ended June 30, 2020. These changes were made to accommodate staff working at home and have not materially affected nor are they reasonably likely to materially affect our internal control over financial reporting.

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

Global health concerns relating to the COVID-19 pandemic and related government actions taken to reduce the spread of the virus have impacted the macroeconomic environment, significantly increased economic uncertainty and reduced economic activity. Our business and earnings are closely tied to the economies of Guam, San Francisco, CNMI, FSM, RMI and ROP. These local economies rely heavily on tourism, real estate, construction, and other service-based industries. Lower visitor arrivals or spending, real or threatened acts of war or terrorism, public health issues and the spread of the COVID-19 virus may impact consumer and corporate spending. The impacts of the various travel restrictions, stay-at-home orders and quarantine requirements for visitors to Guam has had a dramatic impact on tourism. These events have contributed to a significant deterioration in general economic conditions in our markets which adversely impacted us and our customers’ operations. It is uncertain how long these conditions will last or how significant the impacts will be.

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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Statements of Financial Condition as of June 30, 2020, and December 31, 2019, (ii) Unaudited Condensed Consolidated Statements of Income for the three and six months ended June 30, 2020, and 2019, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2020, and 2019, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2020, and 2019, and (v) Notes to Unaudited Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, BankGuam Holding Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANKGUAM HOLDING COMPANY

Date: August 13, 2020	By:	/s/ JOAQUIN P.L.G. COOK
Joaquin P.L.G. Cook, President and Chief Executive Officer

Date: August 13, 2020	By:	/s/ FRANCISCO M. ATALIG
Francisco M. Atalig, Senior Vice President and Chief Financial Officer