Form 10-Q
period 2020-09-30
BankGuam Holding Co
filed 2020-11-12
CIK 1527383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of November 12, 2020, there were 9,695,283 shares outstanding

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

•	Our ability to increase market share and control expenses;
•	Any interruption or security breach of our information systems resulting in failures or disruptions in customer services or confidentiality; and

Our success in managing the risks involved in the foregoing items, as well as other statements regarding our future operations, financial condition and prospects, and business strategies.

We are not able to predict all of the factors that may affect future results. Forward-looking statements may be preceded by, followed by or include the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “is designed to” and similar expressions. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about our business that could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” included in filings we make from time to time with the U.S. Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for our fiscal year ended December 31, 2019 and our Quarterly Reports on Form 10-Q. We have no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or risks, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. New information, future events or risks could cause the forward-looking statements we discuss in this Quarterly Report not to occur. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Financial Condition

(in Thousands, Except Par Value)

	September 30, 2020	December 31, 2019
ASSETS
Cash and due from banks	$49,866	$37,870
Interest bearing deposits in banks	248,895	93,846
Total cash and cash equivalents	298,761	131,716
Restricted cash	150	400
Investment in unconsolidated subsidiary	7,609	7,443
Investment securities available-for-sale, at fair value	526,335	377,130
Investment securities held-to-maturity, at amortized cost (Fair Value $68,256 at 9/30/2020 and $50,204 at 12/31/2019)	67,765	49,984
Federal Home Loan Bank stock, at cost	2,335	2,267
Loans, net of allowance for loan losses ($32,778 at 9/30/2020 and $27,870 at 12/31/2019)	1,364,040	1,275,272
Accrued interest receivable	7,816	5,581
Premises and equipment, net	20,119	19,754
Other assets	79,678	83,515
Total assets	$2,374,608	$1,953,062

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$756,166	$582,967
Interest bearing	1,381,718	1,146,939
Total deposits	2,137,884	1,729,906
Accrued interest payable	73	118
Subordinated debt, net	14,770	14,751
Other liabilities	46,555	44,044
Total liabilities	2,199,282	1,788,819
Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock $0.2083 par value; 48,000 shares authorized; 9,727 and 9,704 shares issued and 9,695 and 9,672 shares outstanding at 9/30/2020 and 12/31/2019, respectively	2,028	2,023
Preferred stock $100 par value; 300 shares authorized; 9.8 shares issued and outstanding	980	980
Additional paid-in capital, Common stock	24,712	24,478
Additional paid-in capital, Preferred stock	8,803	8,803
Retained earnings	134,777	129,576
Accumulated other comprehensive income (loss)	4,316	(1,327)
Common stock in treasury, at cost (32 shares)	(290)	(290)
Total stockholders’ equity	175,326	164,243
Total liabilities and stockholders’ equity	$2,374,608	$1,953,062

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Income

(Dollar and Share Amounts in Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest income:
Loans	$18,861	$20,162	$57,955	$61,175
Investment securities	1,736	2,551	4,970	7,581
Deposits with banks	82	567	505	1,695
Total interest income	20,679	23,280	63,430	70,451
Interest expense:
Savings deposits	278	480	1,143	1,430
Time deposits	19	26	57	81
Other borrowed funds	238	244	717	254
Total interest expense	535	750	1,917	1,765
Net interest income	20,144	22,530	61,513	68,686
Provision for loan losses	2,801	1,919	7,408	7,869
Net interest income, after provision for loan losses	17,343	20,611	54,105	60,817

Non-interest income:
Service charges and fees	1,410	1,744	4,712	4,986
Gain (loss) on sale of investment securities	68	347	68	347
Income from merchant services, net	547	606	1,422	1,812
Cardholders income, net	452	433	752	473
Trustee fees	326	715	1,405	1,957
Other income	1,035	1,026	2,772	2,769
Total non-interest income	3,838	4,871	11,131	12,344
Non-interest expense:
Salaries and employee benefits	8,914	9,315	26,375	27,251
Occupancy	2,139	2,294	6,421	6,292
Equipment and depreciation	2,855	3,006	8,809	8,562
Insurance	485	478	1,432	1,407
Telecommunications	357	341	1,072	1,038
FDIC assessment	382	-	984	706
Professional services	487	488	1,605	1,860
Contract services	412	523	1,449	1,515
Other real estate owned	34	63	49	1,235
Stationery and supplies	145	168	343	581
Training and education	60	268	266	799
General, administrative and other	1,703	2,124	5,385	6,361
Total non-interest expense	17,973	19,068	54,190	57,607
Income before income taxes	3,208	6,414	11,046	15,554
Income tax expense	694	1,367	2,530	3,245
Net income	2,514	5,047	8,516	12,309
Preferred stock dividend	(138)	(138)	(410)	(409)
Net income attributable to common stockholders	$2,376	$4,909	$8,106	$11,900

Earnings per common share:
Basic	$0.25	$0.51	$0.84	$1.23
Diluted	$0.25	$0.51	$0.84	$1.23
Dividends declared per common share	$0.10	$0.10	$0.30	$0.30
Basic weighted average common shares	9,689	9,660	9,681	9,654
Diluted weighted average common shares	9,689	9,660	9,681	9,654

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$2,514	$5,047	$8,516	$12,309
Other comprehensive (loss) income:
Unrealized holding gain on available-for-sale securities arising during the period, net of tax	(18)	451	5,491	3,205
Reclassification for (gain) realized on available-for- sale securities	(68)	(347)	(68)	(347)
Amortization of post-transfer unrealized holding loss on held-to-maturity securities during the period, net of tax	73	87	220	262
Total other comprehensive (loss) income	(13)	191	5,643	3,120
Total comprehensive income	$2,501	$5,238	$14,159	$15,429

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(Dollar Amounts in Thousands, Except Number of Shares)

	Number of Common Shares	Common Stock	Preferred Stock	Additional Paid-in Capital - Common	Additional Paid-in Capital - Preferred	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Treasury Stock	Total
Balances, January 1, 2020	9,671,556	$2,023	$980	$24,478	$8,803	$129,576	$(1,327)	$(290)	$164,243
Comprehensive income:
Net income	-	-	-	-	-	3,245	-	-	3,245
Change in accumulated other comprehensive income:
Unrealized gain on available-for-sale securities, net	-	-	-	-	-	-	4,643	-	4,643
Common stock issued under Employee Stock Purchase Plan & Service Awards	8,990	2	-	91	-	-	-	-	93
Cash dividends on common stock	-	-	-	-	-	(967)	-	-	(967)
Cash dividends on preferred stock	-	-	-	-	-	(136)	-	-	(136)
Balances, March 31, 2020	9,680,546	$2,025	$980	$24,569	$8,803	$131,718	$3,316	$(290)	$171,121
Comprehensive income:
Net income	-	-	-	-	-	2,757	-	-	2,757
Change in accumulated other comprehensive income:
Unrealized gain on available-for-sale securities, net	-	-	-	-	-	-	1,013	-	1,013
Common stock issued under Employee Stock Purchase Plan & Service Awards	7,708	1	-	81	-	-	-	-	82
Cash dividends on common stock	-	-	-	-	-	(969)	-	-	(969)
Cash dividends on preferred stock	-	-	-	-	-	(136)	-	-	(136)
Balances, June 30, 2020	9,688,254	$2,026	$980	$24,650	$8,803	$133,370	$4,329	$(290)	$173,868
Comprehensive income:
Net income	-	-	-	-	-	2,514	-	-	2,514
Change in accumulated other comprehensive income:
Unrealized gain (loss) on available-for- sale securities, net	-	-	-	-	-	-	(13)	-	(13)
Common stock issued under Employee Stock Purchase Plan & Service Awards	6,804	2	-	62	-	-	-	-	64
Cash dividends on common stock	-	-	-	-	-	(969)	-	-	(969)
Cash dividends on preferred stock	-	-	-	-	-	(138)	-	-	(138)
Balances, September 30, 2020	9,695,058	$2,028	$980	$24,712	$8,803	$134,777	$4,316	$(290)	$175,326

	Number of Common Shares	Common Stock	Preferred Stock	Additional Paid-in Capital - Common	Additional Paid-in Capital - Preferred	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Treasury Stock	Total
Balances, January 1, 2019	9,646,344	$2,017	$980	$24,214	$8,803	$117,339	$(4,768)	$(290)	$148,295
Comprehensive income:
Net income	-	-	-	-	-	2,902	-	-	2,902
Reclassification related to adoption of new accounting standard	-	-	-	-	-	496	-	-	496
Change in accumulated other comprehensive income:
Unrealized loss on available-for-sale securities, net	-	-	-	-	-	-	1,580	-	1,580
Common stock issued under Employee Stock Purchase Plan & Service Awards	6,881	2	-	71	-	-	-	-	73
Cash dividends on common stock	-	-	-	-	-	(965)	-	-	(965)
Cash dividends on preferred stock	-	-	-	-	-	(134)	-	-	(134)
Balances, March 31,2019	9,653,225	$2,019	$980	$24,285	$8,803	$119,638	$(3,188)	$(290)	$152,247
Comprehensive income:
Net income	-	-	-	-	-	4,360	-	-	4,360
Change in accumulated other comprehensive income:
Unrealized loss on available-for-sale securities, net	-	-	-	-	-	-	1,349	-	1,349
Common stock issued under Employee Stock Purchase Plan & Service Awards	6,821	1	-	72	-	-	-	-	73
Cash dividends on common stock	-	-	-	-	-	(966)	-	-	(966)
Cash dividends on preferred stock	-	-	-	-	-	(137)	-	-	(137)
Balances, June 30, 2019	9,660,046	$2,020	$980	$24,357	$8,803	$122,895	$(1,839)	$(290)	$156,926
Comprehensive income:
Net income	-	-	-	-	-	5,047	-	-	5,047
Change in accumulated other comprehensive income:
Unrealized gain (loss) on available-for- sale securities, net	-	-	-	-	-	-	191	-	191
Common stock issued under Employee Stock Purchase Plan & Service Awards	5,485	2	-	58	-	-	-	-	60
Cash dividends on common stock	-	-	-	-	-	(965)	-	-	(965)
Cash dividends on preferred stock	-	-	-	-	-	(138)	-	-	(138)
Balances, September 30, 2019	9,665,531	$2,022	$980	$24,415	$8,803	$126,839	$(1,648)	$(290)	$161,121

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Cash Flows

(in Thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$8,516	$12,309
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,408	7,869
Depreciation	2,989	2,884
Amortization of debt issuance costs	20	6
Amortization of fees, discounts and premiums	889	642
Gain on sales of other real estate owned, net	45	26
Proceeds from sales of loans held for sale	17,629	15,973
Origination of loans held for sale	(17,629)	(15,973)
(Decrease) Increase in mortgage servicing rights	(14)	49
Gross realized gains on sale of available-for-sale securities	(68)	(347)
Realized (loss) gain on sale of premises and equipment	(30)	24
Noncash lease expense	2,084	2,012
Net change in operating assets and liabilities:
Accrued interest receivable	(2,235)	(152)
Other assets	1,623	(1,731)
Accrued interest payable	(45)	(19)
Lease liability	(166)	(1,639)
Other liabilities	2,677	1,058
Net cash provided by operating activities	23,693	22,991

Cash flows from investing activities:
Increased investment in unconsolidated subsidiary	-	(4,090)
Purchases of available-for-sale securities	(335,364)	(75,141)
Proceeds from sales of available-for-sale securities	69,425	50,094
Purchases of held-to-maturity securities	(21,250)	-
Maturities, prepayments and calls of available-for-sale securities	121,485	54,889
Maturities, prepayments and calls of held-to-maturity securities	3,539	11,476
Loan originations and principal collections, net	(96,133)	(34,193)
Income from equity investment in unconsolidated subsidiary	(778)	(428)
Dividends received from unconsolidated subsidiary	612	416
Costs (proceeds) from FHLB stock purchase	(68)	89
Proceeds from sales of other real estate owned	87	335
Proceeds from sales of premises and equipment	5	33
Purchases of premises and equipment	(3,360)	(4,641)
Net cash used in investing activities	(261,800)	(1,161)

Cash flows from financing activities:
Net increase in deposits	407,978	845
Proceeds from issuance of subordinated debt, net	-	14,738
Proceeds from issuance of common stock	239	206
Dividends paid	(3,315)	(3,305)
Net cash provided by financing activities	404,902	12,484
Net change in cash, cash equivalents and restricted cash	166,795	34,314
Cash, cash equivalents and restricted cash at beginning of period	132,116	155,495
Cash, cash equivalents and restricted cash at end of period	$298,911	$189,809

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,127	$1,394
Income taxes	$3,792	$3,748
Supplemental disclosure of noncash investing and financing activities:
Net change in unrealized loss on held-to-maturity securities, net of tax	$220	$262
Net change in unrealized gain on available-for-sale securities, net of tax	$5,423	$2,859
Other real estate owned transferred from loans, net	$42	$-
Initial recognition of right-of-use asset	$-	$32,572
Initial recognition of lease liability	$-	$(32,369)

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

Other than holding the shares of the Bank, BGIS and ASC Trust LLC, the Company conducts no significant activities, although it is authorized, with the prior approval of its principal regulator, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), to engage in a variety of activities related to the business of banking. Currently, substantially all of the Company’s operations are conducted and substantially all of the assets are owned by the Bank, which accounts for substantially all of our consolidated revenues, expenses and operating income. The Bank provides a variety of financial services to individuals, businesses and governments through its branches. The Bank’s headquarters is located in Hagåtña, Guam. The Bank currently has nine branches in Guam, four in the CNMI, four in the FSM, one in the RMI, one in the ROP, and one in San Francisco, California. The Bank’s primary deposit products are demand deposits, savings and time certificate accounts, and its primary lending products are consumer, commercial and real estate loans. After the closure of the Malesso branch, effective April 3, 2020, and the Tumon branch, effective May 19, 2020, the Bank on October 16, 2020 sent another notice to the Federal Deposit Insurance Corportion (“FDIC”) of the permanent closure of two additional branches in Guam to be effective January 29, 2021. The two branches have not operated since March 2020 as a result of the COVID-19 measures discussed below.

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

Our condensed consolidated financial condition at September 30, 2020, and the condensed consolidated results of operations for the three and nine months ended September 30, 2020, are not necessarily indicative of what our financial condition will be at December 31, 2020, or of the results of our operations that may be expected for the full year ending December 31, 2020.

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

COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a global pandemic, which continues to spread throughout the United States and around the world. The declaration of a global pandemic indicates that almost all public commerce and related business activities may be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. The outbreak of COVID-19 has adversely impacted a broad range of industries in which the Company’s customers operate and, in some instances, impaired their ability to fulfill their financial obligations to the Company. On March 3, 2020, the Federal Open Market Committee reduced the target range for federal funds by 50 basis points to 1.00% - 1.25%. This rate was further reduced to a target range of 0% - 0.25% on March 16, 2020. In September 2020, the Federal Open Market Committee announced that it will allow inflation to exceed 2% to support employment, and forecasted that the federal funds rate would remain unchanged through 2023.These reductions in interest rates and other effects of the COVID-19 outbreak had an adverse affect on the Company’s financial condition and results of operations. As a result of the spread of the COVID-19 coronavirus, economic uncertainties have negatively impacted net interest income and noninterest income.

In the United States, the government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) on March 27, 2020. The CARES Act, among other things, created a $670 billion loan program (the “Paycheck Protection Program” or the “PPP”) for fully guaranteed loans (which may be forgiven) to small businesses for certain qualifying expenses (program dollar amount includes amount approved under the original program in March 2020 and a second tranche which was approved in April 2020). The PPP was modified on June 5, 2020 by the Paycheck Protection Program Flexibility Act of 2020 (the “PPPF Act”) which, among other things, (i) established a minimum maturity of five years for all loans made after the enactment of the PPPF Act and permits an extension of the maturity of existing loans to five years if the borrower and lender agree; and (ii) extended the “covered period” of the CARES Act from June 30, 2020, to December 31, 2020. In July 2020, the CARES Act was amended to extend, through August 8, 2020, the SBA’s authority to make commitments under the PPP. The SBA’s existing authority had previously expired on June 30, 2020.

Due to the Company’s concerns for the health and safety of its customers and employees, in March 2020 the Bank temporarily closed seven of its branches in Guam and one of its branches in the CNMI, and limited the number of customers allowed to be in its remaining facilities at any one time to 50. During the three months ended June 30, 2020, the Bank re-opened four of its branches in Guam, while four of the branches remain closed. At September 30, 2020, these four branches remain closed. The Bank continues to limit the number of customers allowed in its facilities to be in compliance with local regulations related to the COVID-19 pandemic. The Bank continues to provide a secure telecommuting program for those personnel who are able to perform their responsibilities remotely, the computer hardware and software needed to support those tasks, and established teleconferencing capabilities to reduce the number of people in attendance at all of its larger group meetings. In recognition of the potential difficulties that may be faced by our commercial and consumer customers, the Bank initiated a temporary program in March 2020 under which affected customers may have their loan payments deferred or otherwise adjusted. This program applied to both commercial and consumer loans for a period of 90 days, and expired on June 30, 2020. Although these actions taken in response to the heightened risks posed by COVID-19 are costly, it is not possible at the time of this filing to estimate the final consequences of these impacts on economic performance or the results of the Company’s operations, its financial condition or its cash flows. However, despite these potential disruptions the Company has not materially changed its accounting policies or procedures due to COVID-19.

The Bank has been adding digital channels to its product delivery system for several years, and the COVID-19 pandemic has accelerated the adoption of those digital channels by our customers.

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

Note 3 – Earnings Per Common Share

Basic earnings per common share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Potential common shares that may be issued by the Company relate to shares subscribed but not yet issued in 2020 and 2019 under the Employee Stock Purchase Plan, and are reported as dilutive options. No shares were subscribed but not issued at September 30, 2020, and 2019.

Earnings per common share are computed based on reported net income, preferred stock dividends and the following common share data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$2,514	$5,047	$8,516	$12,309
Less preferred stock dividends	(138)	(138)	(410)	(409)
Net income attributable to common stockholders	2,376	4,909	8,106	11,900
Weighted average number of common shares outstanding - used to calculate basic and diluted earnings per common share	9,689	9,660	9,681	9,654
Earnings per common share:
Basic	$0.25	$0.51	$0.84	$1.23
Diluted	$0.25	$0.51	$0.84	$1.23

Note 4 – Investment Securities

The amortized cost and fair value of investment securities, with gross unrealized gains and losses, follows:

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$230,949	$137	$(488)	$230,598
U.S. government agency pool securities	93,078	53	(366)	92,765
U.S. government agency or GSE residential mortgage-backed securities	196,762	6,210	-	202,972
Total	$520,789	$6,400	$(854)	$526,335
Securities Held-to-Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$53,188	$218	$-	$53,406
U.S. government agency pool securities	4,717	16	(40)	4,693
U.S. government agency or GSE residential mortgage-backed securities	9,860	312	(15)	10,157
Total	$67,765	$546	$(55)	$68,256

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$75,496	$3	$(64)	$75,435
U.S. government agency pool securities	174,543	42	(1,088)	173,497
U.S. government agency or GSE residential mortgage-backed securities	128,409	181	(392)	128,198
Total	$378,448	$226	$(1,544)	$377,130
Securities Held-to-Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$31,723	$286	$(1)	$32,008
U.S. government agency pool securities	5,727	6	(70)	5,663
U.S. government agency or GSE residential mortgage-backed securities	12,534	67	(68)	12,533
Total	$49,984	$359	$(139)	$50,204

At September 30, 2020, and December 31, 2019, investment securities with a carrying value of $426.4 million and $299.5 million, respectively, were pledged to secure various government deposits and to meet other public requirements.

Proceeds and gross realized gains from the sales of available-for-sale investment securities for the three and nine months ended September 30, 2020, and 2019, are shown below.

	Three Months Ended September 30,
	2020	2019
Proceeds from sales	$69,425	$50,094
Gross realized gains from sales	$68	$347
Gross realized losses from sales	$-	$-

	Nine Months Ended September 30,
	2020	2019
Proceeds from sales	$69,425	$50,094
Gross realized gains from sales	$68	$347
Gross realized losses from sales	$-	$-

The amortized cost and estimated fair value of investment securities by contractual maturity at September 30, 2020, and December 31, 2019, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or borrowers the right to prepay obligations with or without call or prepayment penalties. At September 30, 2020, obligations of U.S. government corporations and agencies with amortized costs totaling $588.6 million consist predominantly of Small Business Administration (“SBA”) agency pool securities totaling $97.8 million and residential mortgage-backed securities totaling $206.6 million whose contractual maturity, or principal repayment, will follow the repayment of the underlying small business loans or mortgages. For purposes of the following table, the entire outstanding balance of these SBA pools and mortgage-backed securities issued by U.S. government corporations and agencies is categorized based on final maturity date. At September 30, 2020, the Bank estimates the average remaining life of these SBA pools and mortgage-backed securities to be approximately 6.1 years and 2.1 years, respectively.

	September 30, 2020
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$10,117	$10,147	$32,020	$32,200
Due after one but within five years	3,310	3,304	1,617	1,602
Due after five but within ten years	121,892	123,301	26,850	27,089
Due after ten years	385,470	389,583	7,278	7,365
Total	$520,789	$526,335	$67,765	$68,256

	December 31, 2019
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$55,022	$54,980	$19,840	$19,982
Due after one but within five years	26,868	26,838	14,680	14,796
Due after five but within ten years	101,390	101,252	7,172	7,211
Due after ten years	195,168	194,060	8,292	8,215
Total	$378,448	$377,130	$49,984	$50,204

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2020, and December 31, 2019.

	September 30, 2020
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value
Securities Available for Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(488)	$99,496	$-	$-	$(488)	$99,496
U.S. government agency pool securities	(18)	18,249	(348)	38,176	(366)	56,425
Total	$(506)	$117,745	$(348)	$38,176	$(854)	$155,921

Securities Held to Maturity
U.S. government agency pool securities	$-	$-	$(40)	$3,050	$(40)	$3,050
U.S. government agency or GSE residential mortgage-backed securities	(15)	510	-	-	(15)	510
Total	$(15)	$510	$(40)	$3,050	$(55)	$3,560

	December 31, 2019
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value
Securities Available for Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(8)	$15,008	$(56)	$50,426	$(64)	$65,434
U.S. government agency pool securities	(19)	15,619	(1,069)	144,607	(1,088)	160,226
U.S. government agency or GSE residential mortgage-backed securities	(200)	60,439	(192)	21,414	(392)	81,853
Total	$(227)	$91,066	$(1,317)	$216,447	$(1,544)	$307,513

Securities Held to Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(1)	$2,010	$-	$-	$(1)	$2,010
U.S. government agency pool securities	-	-	(70)	3,767	(70)	3,767
U.S. government agency or GSE residential mortgage-backed securities	(3)	3,483	(65)	5,014	(68)	8,497
Total	$(4)	$5,493	$(135)	$8,781	$(139)	$14,274

The investment securities that were in an unrealized loss position as of September 30, 2020, which comprised a total of 62 securities were not other-than-temporarily impaired. Specifically, the 62 securities are comprised of the following: 49 Small Business Administration Pool securities, 1 mortgage-backed security issued by Government National Mortgage Association, 3 agency securities issued by Federal Home Loan Bank (FHLB), 4 agency securities issued by Federal Home Loan Mortgage Corporation (FHLMC), and 5 agency securities issued by Federal Farm Credit Banks (FFCB).

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

During the nine months ended September 30, 2020, the Bank originated and sold $17.6 million in FHLMC mortgage loans. During the nine months ended September 30, 2019, the Bank originated $10.3 million and sold approximately $16.0 million in FHLMC loans.

Mortgage loans serviced for others are not included in the accompanying condensed consolidated statements of financial condition. The unpaid principal balances of mortgage loans serviced for others were $184.9 million at September 30, 2020, and $189.5 million at December 31, 2019. The decrease of $4.6 million (2.4%) during the nine months ended September 30, 2020, was due to the principal paydowns and payoffs during the period.

We retain mortgage servicing rights on mortgage loans that we sell. Such rights represent the net positive cash flows generated from the servicing of such mortgage loans and we recognize such rights as assets on our statements of financial condition based on their estimated fair values. We receive servicing fees, less any subservicing costs, on the unpaid principal balances of such mortgage loans. Those fees are collected from the monthly payments made by the mortgagors or from the proceeds of the sale or foreclosure and liquidation of the underlying real property collateralizing the loans. At September 30, 2020, and December 31, 2019, mortgage servicing rights each totaled $1.7 million, respectively, and are included in other assets in the accompanying condensed consolidated statements of financial condition. The Bank accounts for mortgage servicing rights at fair value with changes in fair value recorded as a part of service fees and charges in the condensed consolidated statements of income.

Loans

Outstanding loan balances are presented net of unearned income, deferred loan fees, and unamortized discount and premium totaling $4.4 million at September 30, 2020, and $2.9 million at December 31, 2019. Loans subject to ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” are presented net of the related accretable yield.

The loan portfolio consisted of the following at:

	September 30, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
Commercial
Commercial & industrial	$377,789	27.0%	$282,426	21.6%
Commercial mortgage	641,683	45.8%	591,364	45.3%
Commercial construction	43,628	3.1%	71,101	5.4%
Commercial agriculture	638	0.0%	664	0.1%
Total commercial	1,063,738	75.9%	945,555	72.4%
Consumer
Residential mortgage	125,807	9.0%	124,250	9.5%
Home equity	2,672	0.2%	2,685	0.2%
Automobile	20,226	1.4%	21,631	1.7%
Other consumer loans[1]	188,811	13.5%	211,884	16.2%
Total consumer	337,516	24.1%	360,450	27.6%
Gross loans	1,401,254	100.0%	1,306,005	100.0%
Deferred loan (fees) costs, net	(4,436)		(2,863)
Allowance for loan losses	(32,778)		(27,870)
Loans, net	$1,364,040		$1,275,272

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

Paycheck Protection Program

With the passage of the Paycheck Protection Program, or PPP, administered by the Small Business Administration, the Bank is actively participating in assisting its customers with applications for resources through the program. PPP loans have either a two-year or a five-year term and earn interest at 1%. The Bank believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of September 30, 2020, the Bank has approved and funded over $93.3 million in PPP loans. It is the Bank’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Bank could be required to establish additional allowance for loan loss through additional credit loss expense charged to earnings.

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

In the three and nine months ended September 30, 2020, management adjusted the economic risk factors to incorporate the current economic implications, which includes receding tourism and rising unemployment due to the COVID-19 pandemic.

Set forth below is a summary of the Bank’s activity in the allowance for loan losses during the three and nine months ended September 30, 2020, and 2019, and the year ended December 31, 2019:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019	Year Ended December 31, 2019
Balance, beginning of period	$30,884	$27,088	$27,870	$23,774	$23,774
Provision for loan losses	2,802	1,919	7,408	7,869	9,788
Recoveries on loans previously charged off	749	657	1,686	1,697	2,213
Charged off loans	(1,657)	(1,812)	(4,186)	(5,488)	(7,905)
Balance, end of period	$32,778	$27,852	$32,778	$27,852	$27,870

Set forth below is information regarding loan balances and the related allowance for loan losses, by portfolio type, for the three and nine months ended September 30, 2020, and 2019, and the year ended December 31, 2019, respectively.

	Commercial	Residential Mortgages	Consumer	Total
	(Dollars in thousands)
Nine Months Ended September 30, 2020
Allowance for loan losses:
Balance at beginning of period	$18,360	$1,490	$8,020	$27,870
Charge-offs	(912)	-	(3,274)	(4,186)
Recoveries	386	-	1,300	1,686
Provision	2,745	480	4,183	7,408
Balance at end of period	$20,579	$1,970	$10,229	$32,778

Three Months Ended September 30, 2020
Allowance for loan losses:
Balance at beginning of period	20,301	1,871	8,712	30,884
Charge-offs	(428)	-	(1,229)	(1,657)
Recoveries	220	-	529	749
Provision	486	99	2,217	2,802
Ending balance	$20,579	$1,970	$10,229	$32,778

Allowance balance at end of period related to:
Loans individually evaluated for impairment	$4,154	$2	$1,036	$5,192
Loans collectively evaluated for impairment	16,425	1,968	9,193	27,586
Ending balance	$20,579	$1,970	$10,229	$32,778

Loan balances at end of period:
Loans individually evaluated for impairment	$30,756	$2,988	$1,102	$34,846
Loans collectively evaluated for impairment	1,032,982	125,491	207,935	1,366,408
Ending balance	$1,063,738	$128,479	$209,037	$1,401,254

Nine Months Ended September 30, 2019
Allowance for loan losses:
Balance at beginning of period	$14,887	$1,648	$7,239	$23,774
Charge-offs	(260)	-	(5,228)	(5,488)
Recoveries	15	67	1,615	1,697
Provision	4,076	(200)	3,993	7,869
Ending balance	$18,718	$1,515	$7,619	$27,852

Three Months Ended September 30, 2019
Allowance for loan losses:
Balance at beginning of period	17,794	1,508	7,786	27,088
Charge-offs	(45)	-	(1,767)	(1,812)
Recoveries	6	65	586	657
Provision	963	(58)	1,014	1,919
Ending balance	$18,718	$1,515	$7,619	$27,852

Allowance balance at end of period related to:
Loans individually evaluated for impairment	$7,106	$-	$1,212	$8,318
Loans collectively evaluated for impairment	11,612	1,515	6,407	19,534
Ending balance	$18,718	$1,515	$7,619	$27,852

Loan balances at end of period:
Loans individually evaluated for impairment	$37,673	$4,154	$1,302	$43,129
Loans collectively evaluated for impairment	869,632	124,058	232,053	1,225,743
Ending balance	$907,305	$128,212	$233,355	$1,268,872

Year Ended December 31, 2019
Allowance for loan losses:
Balance at beginning of year	$14,887	$1,648	$7,239	$23,774
Charge-offs	(1,599)	-	(6,306)	(7,905)
Recoveries	37	67	2,109	2,213
Provision	5,035	(225)	4,978	9,788
Ending balance	$18,360	$1,490	$8,020	$27,870

Allowance balance at end of year related to:
Loans individually evaluated for impairment	$6,105	$2	$1,657	$7,764
Loans collectively evaluated for impairment	12,255	1,488	6,363	20,106
Ending balance	$18,360	$1,490	$8,020	$27,870

Loan balances at end of year:
Loans individually evaluated for impairment	$34,185	$3,758	$1,808	$39,751
Loans collectively evaluated for impairment	911,370	123,177	231,707	1,266,254
Ending balance	$945,555	$126,935	$233,515	$1,306,005

Credit Quality

The following table provides a summary of the delinquency status of the Bank’s loans by portfolio type:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Non- Accrual	90 Days and Greater Still Accruing	Total Past Due	Current	Total Loans Outstanding
September 30, 2020
Commercial
Commercial & industrial	$4,095	$3,447	$4,995	$299	$12,836	$364,953	$377,789
Commercial mortgage	1,221	362	913	-	2,496	639,187	641,683
Commercial construction	-	-	-	-	-	43,628	43,628
Commercial agriculture	-	-	-	-	-	638	638
Total commercial	5,316	3,809	5,908	299	15,332	1,048,406	1,063,738

Consumer
Residential mortgage	6,849	3,866	999	28	11,742	114,065	125,807
Home equity	-	-	-	-	-	2,672	2,672
Automobile	548	256	-	156	960	19,266	20,226
Other consumer [1]	2,694	868	42	845	4,449	184,362	188,811
Total consumer	10,091	4,990	1,041	1,029	17,151	320,365	337,516
Total	$15,407	$8,799	$6,949	$1,328	$32,483	$1,368,771	$1,401,254

December 31, 2019
Commercial
Commercial & industrial	$15,924	$-	$4,076	$-	$20,000	$262,426	$282,426
Commercial mortgage	1,490	358	2,698	-	4,546	586,818	591,364
Commercial construction	-	-	-	-	-	71,101	71,101
Commercial agriculture	-	-	-	-	-	664	664
Total commercial	17,414	358	6,774	-	24,546	921,009	945,555

Consumer
Residential mortgage	5,318	3,515	1,214	187	10,234	114,016	124,250
Home equity	-	-	-	-	-	2,685	2,685
Automobile	1,241	278	-	93	1,612	20,019	21,631
Other consumer [1]	2,991	1,515	96	1,510	6,112	205,772	211,884
Total consumer	9,550	5,308	1,310	1,790	17,958	342,492	360,450
Total	$26,964	$5,666	$8,084	$1,790	$42,504	$1,263,501	$1,306,005

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

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

The following table provides information as of September 30, 2020, and December 31, 2019, with respect to loans on non-accrual status, by portfolio type:

	September 30, 2020	December 31, 2019
	(Dollars in thousands)
Non-accrual loans:
Commercial
Commercial & industrial	$9,019	$10,587
Commercial mortgage	6,713	8,100
Commercial construction	-	-
Commercial agriculture	-	-
Total commercial	15,732	18,687

Consumer
Residential mortgage	$2,934	$3,370
Home equity	-	-
Automobile	-	-
Other consumer [1]	92	206
Total consumer	3,026	3,576
Total non-accrual loans	$18,758	$22,263

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

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

The Bank classifies its loan portfolios using internal credit quality ratings, as discussed above under Allowance for Loan Losses. The following table provides a summary of loans by portfolio type and the Bank’s internal credit quality ratings as of September 30, 2020, and December 31, 2019:

	September 30, 2020	December 31, 2019	Increase (Decrease)
	(Dollars in thousands)
Pass:
Commercial & industrial	$324,390	$247,202	$77,188
Commercial mortgage	587,655	551,459	36,196
Commercial construction	43,628	71,101	(27,473)
Commercial agriculture	638	664	(26)
Residential mortgage	121,199	119,851	1,348
Home equity	2,672	2,685	(13)
Automobile	20,070	21,538	(1,468)
Other consumer	187,865	210,165	(22,300)
Total pass loans	$1,288,117	$1,224,665	$63,452

Special Mention:
Commercial & industrial	$10,087	$3,641	$6,446
Commercial mortgage	16,399	-	16,399
Residential mortgage	1,695	-	1,695
Total special mention loans	$28,181	$3,641	$24,540

Substandard:
Commercial & industrial	$34,880	$21,597	$13,283
Commercial mortgage	36,907	38,414	(1,507)
Residential mortgage	463	762	(299)
Other consumer	9	12	(3)
Total substandard loans	$72,259	$60,785	$11,474

Formula Classified:
Residential mortgage	$2,450	$3,637	$(1,187)
Automobile	156	93	63
Other consumer	937	1,707	(770)
Total formula classified loans	$3,543	$5,437	$(1,894)

Doubtful:
Commercial & industrial	$8,432	$9,986	$(1,554)
Commercial mortgage	722	1,491	(769)
Total doubtful loans	$9,154	$11,477	$(2,323)
Total outstanding loans, gross	$1,401,254	$1,306,005	$95,249

As the above table indicates, the Bank’s total gross loans approximated $1.40 billion at September 30, 2020, up $95.2 million from $1.31 billion at December 31, 2019. The disaggregation of the portfolio by risk rating in the table reflects the following changes between December 31, 2019, and September 30, 2020:

•

Loans rated “pass” increased by $63.5 million, to $1.29 billion at September 30, 2020, from $1.22 billion at December 31, 2019. The increase is primarily attributed to increases in commercial & industrial loans by $77.2 million, commercial mortgage loans by $36.2 million and residential mortgage by $1.3 million. These increases were partially offset by decreases in commercial construction by $27.5 million, other consumer loans by $22.3 million, and automobile loans by $1.5 million. The increase in commercial & industrial, commercial mortgage and residential mortgage is due to new loans. The decreases in commercial construction loans are due to completion of two construction loans totaling $41.7 million, which were reclassified  to commercial mortgage, and one loan paid totaling $15.6 million. These decreases were offset by $15 million in additional disbursements and one new loan of $12.0 million. The decreases in other consumer loans resulted from $27.2 million in pay downs,  $22.0 million in payoffs, $1.7 million in charge-offs and $767 thousand reclassified to “formula”. These decreases were largely offset by $32.7 million in loans funded during the quarter. The decrease in automobile loans derives from pay downs,  payoffs and charge-offs.

•

The “special mention” category increased by $24.5 million, to $28.2 million at September 30, 2020, from $3.6 million at December 31, 2019. The increase is primarily due to four loan relationships within the commercial & industrial category totaling $8.7 million reclassified from the “pass” to “special mention” category. This was offset with $1.9 million “special mention” to “substandard”, $333 thousand “special mention” to “pass” and $100 thousand in paydowns. The increase in commercial mortgage is due to loans reclassified to “special mention” from “pass” totaling $16.4 million from five loan relationships, and the increase in residential mortgage is due to one loan of $1.7 million reclassified from “pass” to “special mention”.

•

Loans classified as “substandard” increased by $11.5 million, to $72.3 million at September 30, 2020, from $60.8 million at December 31, 2019. The increase is primarily due to five loan relationships totaling $14.1 million in the commercial & industrial category reclassified from “pass” to “substandard”. The increase was partially offset by $1.4 million in paydowns, $793 thousand upgraded from “substandard” to “pass”, and $373 thousand in payoffs. In addition, loans from two loan relationships totaling $1.8 million were reclassified from “special mention”. This was offset by a decrease in commercial mortgage of $1.5 million due to one loan of $721 thousand downgraded to “doubtful” and two loan relationships reclassified to “pass” totaling $406 thousand and $590 thousand in pay downs.

•

The “formula classified” category decreased by $1.9 million, to $3.5 million at September 30, 2020, from $5.4 million at December 31, 2019. The drop is primarily due to a $1.2 million decrease in residential mortgage loans resulting from $1.1 million in loans upgraded to “pass” from “formula classified”, and there were $301 thousand in pay downs and $192 thousand in payoffs, partially offset by $420 thousand in loans downgraded from “pass” to “formula classified”. Other consumer loans decreased by $770 thousand due to $962 thousand in charge-offs, $258 thousand upgraded to “pass”, $109 thousand payoffs, $40 thousand in paydowns, and $102 thousand in credit card charge-offs, partially offset by $706 thousand reclassified from “pass”category.

•

The “doubtful” category decreased by $2.3 million, to $9.2 million at September 30, 2020, from $11.5 million at December 31, 2019. The decrease of $1.6 million in commercial & industrial loans is due to loans payoffs totaling $795 thousand and loan paydowns of $759 thousand. The decrease of $769 thousand in commercial mortgage is primarily due to one loan relationship payoff totaling $1.5 million and, partially offsetted with the reclassification of one loan relationship of $721 thousand from “substandard” to “doubtful”.

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

The following table sets forth information regarding non-accrual loans and restructured loans, at September 30, 2020, and December 31, 2019:

	September 30, 2020	December 31, 2019
	(Dollars in thousands)
Impaired loans:
Restructured loans:
Non-accruing restructured loans	$4,727	$7,293
Accruing restructured loans	14,615	15,191
Total restructured loans	19,342	22,484
Other impaired loans	15,504	17,267
Total impaired loans	$34,846	$39,751

Impaired loans less than 90 days delinquent and included in total impaired loans	$26,565	$29,704

The table below contains additional information with respect to impaired loans, by portfolio type, at September 30, 2020, and December 31, 2019:

	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
September 30, 2020, With no related allowance recorded:
Commercial & industrial	$23,184	$23,184	$18,050	$65
Commercial mortgage	7,242	7,489	6,041	1
Commercial construction	-	-	-	-
Commercial agriculture	-	-	-	-
Residential mortgage	463	463	584	-
Home equity	-	-	-	-
Automobile	-	-	-	-
Other consumer	9	9	7	-
Total impaired loans with no related allowance	$30,898	$31,145	$24,682	$66

September 30, 2020, With a related allowance recorded:
Commercial & industrial	$288	$602	$209	$2
Commercial mortgage	42	57	85	-
Commercial construction	-	-	-	-
Commercial agriculture	-	-	-	-
Residential mortgage	2,525	2,535	2,313	(6)
Home equity	-	-	-	-
Automobile	156	156	60	5
Other consumer	937	937	560	21
Total impaired loans with a related allowance	$3,948	$4,287	$3,227	$22

December 31, 2019, With no related allowance recorded:
Commercial & industrial	$25,702	$26,627	$20,734	$105
Commercial mortgage	8,138	8,138	9,230	(1)
Commercial construction	-	-	-	-
Commercial agriculture	-	-	-	-
Residential mortgage	379	379	115	(174)
Home equity	-	-	-	-
Automobile	-	-	-	-
Other consumer	-	-	-	-
Total impaired loans with no related allowance	$34,219	$35,144	$30,079	$(70)

December 31, 2019, With a related allowance recorded:
Commercial & industrial	$247	$472	$214	$1
Commercial mortgage	98	114	79	-
Commercial construction	-	-	-	-
Commercial agriculture	-	-	-	-
Residential mortgage	3,379	3,400	4,260	(6)
Home equity	-	-	-	-
Automobile	93	93	97	2
Other consumer	1,715	1,716	1,516	18
Total impaired loans with a related allowance	$5,532	$5,795	$6,166	$15

Troubled Debt Restructurings

In accordance with FASB’s Accounting Standards Update No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring” (ASU No. 2011-02), the Bank had $19.3 million of troubled debt restructurings (“TDRs”) as of September 30, 2020, down by $3.2 million from $22.5 million at December 31, 2019, primarily in commercial mortgage loans. The restructured loans recorded with the Bank have been modified for the purpose of alleviating temporary impairments to the borrower’s financial condition. The modifications that the Bank has extended to borrowers have come in the form of a change in the repayment terms. The restructuring plan between the borrower and the Bank is designed to provide a bridge for cash flow shortfalls in the near term. As the borrower works through the near-term issues, in most cases, the original contractual terms will be reinstated.

The CARES Act provided guidance around the modification of loans as a result of the COVID-19 pandemic, which outlined, among other criteria, that short-term modifications made on a good faith basis to borrowers who were current as defined by the CARES Act prior to any relief, are not TDRs. This includes short-term (e.g. six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers are considered current under the CARES Act if they are less than 30 days past due on their contractual payments at the time a modification program is implemented.

Additional information regarding performing and nonperforming TDRs at September 30, 2020, and December 31, 2019, is set forth in the following table:

	Number of	Pre- Modification Outstanding Recorded	Principal	Post- Modification Outstanding Recorded	Outstanding Balance
	Loans	Investment	Modifications	Investment	September 30, 2020	December 31, 2019
Performing
Residential mortgage	1	$27	$-	$27	$26	$26
Commercial mortgage	7	16,545	-	16,545	14,589	15,165
Automobile	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total performing	8	$16,572	$-	$16,572	$14,615	$15,191
Nonperforming
Residential mortgage	-	$-	$-	$-	$-	$-
Commercial mortgage	9	8,073	-	8,073	4,727	7,293
Automobile	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total nonperforming	9	$8,073	$-	$8,073	$4,727	$7,293
Total Troubled Debt Restructurings (TDRs)	17	$24,645	$-	$24,645	$19,342	$22,484

Principal modification includes principal forgiveness at the time of modification, contingent principal forgiveness granted over the life of the loan based on borrower performance.

In an effort to constructively work with borrowers affected by the COVID-19 pandemic, the Bank initiated a temporary program in March 2020 to allow for 90-day deferrals for residential mortgage and commercial loans upon request from the borrower, and a 90-day deferral for all consumer and automobile loans. The Bank did not identify consumer loans that were deferred and were over 30 days delinquent as TDRs; however the Bank identified a specific reserve for these loans totaling $4.0 million at September 30, 2020. The Bank also identified a specific reserve for consumer loans over 90 days that were deferred and increased its environmental factors for the reserve to account for the effects of the COVID-19 pandemic.

There were no defaults on troubled debt restructurings following the modification during the nine months ended September 30, 2020 and 2019.

The Bank has one significant borrowing relationship in bankruptcy totaling $8.4 million at September 30, 2020. The Bank has calculated a specific reserve within the allowance for this borrowing relationship in bankruptcy in the amount of $4.2 million, and believes it has sufficient collateral for the remaining amount. As a result, the Bank’s management believes that at September 30, 2020, there is sufficient coverage to protect the Bank’s exposure to this relationship.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). As of September 30, 2020, and December 31, 2019, the Bank met all capital adequacy requirements to which it is subject.

As of September 30, 2020, the Bank’s capital ratios each exceeded the Federal Deposit Insurance Corporation’s well capitalized standards under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the Bank’s last regulatory examination that management believes have changed the Bank’s category. The Bank continues to receive a large influx of deposits from the federal relief programs due to the COVID-19 pandemic resulting in an increase of approximately $425.2 million in its average assets at September 30, 2020 to $2.38 billion from $1.95 billion in December 31, 2019, which had an adverse impact on its ratio of Tier 1 capital to average assets. Management believes that the Bank has the capacity to absorb the growth in total assets, and the tools needed to move deposits off of its balance sheet through its Trust services to continue to be above the well capitalized standards under the regulatory framework for prompt corrective action.

The Company’s actual capital amounts and ratios as of September 30, 2020, and December 31, 2019, are presented in the table below.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2020:
Total capital (to Risk Weighted Assets)	$202,950	14.468%	$112,219	8.000%	$140,274	10.000%
Tier 1 capital (to Risk Weighted Assets)	$170,227	12.135%	$84,164	6.000%	$112,219	8.000%
Tier 1 capital (to Average Assets)	$170,227	7.144%	$95,316	4.000%	$119,145	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$160,444	11.438%	$63,123	4.500%	$91,178	6.500%

At December 31, 2019:
Total capital (to Risk Weighted Assets)	$197,000	14.417%	$109,313	8.000%	$136,641	10.000%
Tier 1 capital (to Risk Weighted Assets)	$164,787	12.060%	$81,985	6.000%	$109,313	8.000%
Tier 1 capital (to Average Assets)	$164,787	8.418%	$78,298	4.000%	$97,873	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$155,005	11.344%	$61,489	4.500%	$88,817	6.500%

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

A summary of financial instruments with off-balance-sheet risk at September 30, 2020, and December 31, 2019, is as follows:

	September 30, 2020	December 31, 2019
Commitments to extend credit	$209,020	$157,463

Letters of credit:
Standby letters of credit	$55,893	$58,182
Commercial letters of credit	2,071	513
Total	$57,964	$58,695

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

The Bank considers its standby and other letters of credit to be payment guarantees. At September 30, 2020, the maximum undiscounted future payments that the Bank could be required to make for all outstanding letters of credit were $58.0 million. All of these arrangements mature within one year. The Bank has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized; however, several are unsecured. The Bank had recorded $41 thousand in reserve liabilities associated with these guarantees at September 30, 2020.

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

A valuation allowance of $1.8 million has been provided at September 30, 2020, and December 31, 2019, to reduce the deferred tax asset because, in management’s opinion, it is more likely than not that less than the entire amount will be realized. The portion of the deferred tax asset with valuation allowance is attributable to a cumulative net operating loss carry forward from the Bank’s CNMI operations, which losses management anticipates will continue. The charge from the net operating loss has already been realized in the accompanying condensed consolidated statements of income as a result of the Guam income tax code.

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

Financial assets measured at fair value on a recurring basis as of September 30, 2020, and December 31, 2019, are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At September 30, 2020
U.S. treasury notes and bonds	$10,026	$-	$-	$10,026
U.S. government agency and government sponsored enterprise (GSE) debt securities	-	220,572	-	220,572
U.S. government agency pool securities	-	92,765	-	92,765
U.S. government agency or GSE	-	202,972	-	202,972
Total fair value of available-for-sale securities	10,026	516,309	-	526,335
Other assets:
MSRs	-	-	1,690	1,690
Total fair value	$10,026	$516,309	$1,690	$528,025

At December 31, 2019
U.S. treasury notes and bonds	$44,978	$-	$-	$44,978
U.S. government agency and government sponsored enterprise (GSE) debt securities	-	30,457	-	30,457
U.S. government agency pool securities	-	173,497	-	173,497
U.S. government agency or GSE	-	128,198	-	128,198
Total fair value of available-for-sale securities	44,978	332,152	-	377,130
Other assets:
MSRs	-	-	1,704	1,704
Total fair value	$44,978	$332,152	$1,704	$378,834

There were no liabilities measured at fair value on a recurring basis as of September 30, 2020, and December 31, 2019.

For the periods ended September 30, 2020, and December 31, 2019, the changes in Level 3 assets measured at fair value on a recurring basis are as follows:

	September 30, 2020	December 31, 2019
Beginning balance	$1,704	$1,778
Realized and unrealized net losses:
Included in net income	(14)	(74)
Ending balance	$1,690	$1,704

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

The following table presents quantitative information about the valuation technique and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring basis:

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average Rate
September 30, 2020
Financial instrument:
MSRs	$1,690	Discounted Cash Flow	Discount Rate	7.51% - 8.47%	7.70%
			Weighted Average Prepayment Rate (Public Securities Association)	125%
December 31, 2019
Financial instrument:
MSRs	$1,704	Discounted Cash Flow	Discount Rate	7.51% - 8.47%	7.70%
			Weighted Average Prepayment Rate (Public Securities Association)	125%

There were no transfers into or out of the Bank’s Level 3 financial instruments for the periods ended September 30, 2020, and December 31, 2019.

Nonrecurring Fair Value Measurements

Under certain circumstances, the Bank makes adjustments to fair value for assets and liabilities even though they are not measured at fair value on an ongoing basis. The following table presents the financial instruments carried on the condensed consolidated statements of financial condition by caption and by level in the fair value hierarchy at September 30, 2020, and December 31, 2019, for which a nonrecurring change in fair value has been recorded:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2020
Other assets
Other real estate owned	$-	$-	$8	$8

December 31, 2019
Other assets
Other real estate owned	$-	$-	$8	$8

The fair value of loans subject to write downs is estimated using the appraised value of the underlying collateral, discounted as necessary due to management’s estimates of changes in economic conditions.

Additionally, the Bank also makes adjustments to nonfinancial assets and liabilities even though they are not measured at fair value on an ongoing basis. With the exception of other real estate owned, the Bank does not have nonfinancial assets or liabilities for which a nonrecurring change in fair value has been recorded during the periods ended September 30, 2020, and December 31, 2019.

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

If quoted market prices are not available, the Bank estimates fair values using pricing models and discounted cash flows that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, and credit spreads. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include U.S. GSE obligations, U.S. government agency pool securities, and other securities. Mortgage-backed securities are included in Level 2 if observable inputs are available. In certain cases where there is limited activity or less transparency around inputs to the valuation, the Bank would classify those securities in Level 3. At September 30, 2020, and December 31, 2019, the Bank did not have any Level 3 investment securities.

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

Fair Value of Other Financial Instruments

The estimated fair values of the Bank’s financial instruments, excluding those assets recorded at fair value on a recurring basis on the Bank’s condensed consolidated statements of financial condition, are as follows:

		Estimated fair value
	Carrying Amount	Level 1	Level 2	Level 3
	(Dollars in thousands)
September 30, 2020
Financial assets:
Cash and cash equivalents	$298,761	$298,761	$-	$-
Restricted cash	150	150	-	-
Federal Home Loan Bank stock	2,335	-	2,335	-
Investment securities held-to-maturity	67,765	-	68,256	-
Loans, net	1,364,040	-	-	1,409,571
Total	$1,733,051	$298,911	$70,591	$1,409,571

Financial liabilities:
Deposits	2,137,884	-	-	2,145,679
Total	$2,137,884	$-	$-	$2,145,679

December 31, 2019
Financial assets:
Cash and cash equivalents	$131,716	$131,716	$-	$-
Restricted cash	400	400	-	-
Federal Home Loan Bank stock	2,267	-	2,267	-
Investment securities held-to-maturity	49,984	-	50,204	-
Loans, net	1,275,272	-	-	1,310,822
Total	$1,459,639	$132,116	$52,471	$1,310,822

Financial liabilities:
Deposits	$1,729,906	$-	$-	$1,733,072
Total	$1,729,906	$-	$-	$1,733,072

Note 11 – Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	September 30, 2020	December 31, 2019
Net unrealized gain (loss) on available-for-sale securities	$5,614	$(971)
Amounts reclassified from AOCI for (gain) on sale of investment securities available-for-sale included in net income	(68)	(347)
Tax effect	(1,165)	277
Unrealized holding gain (loss) on available-for-sale securities, net of tax	4,381	(1,041)
Gross unrealized holding loss on held-to-maturity securities	(285)	(625)
Amortization of unrealized holding loss on held-to-maturity during the period	220	339
Unrealized holding loss on held-to-maturity securities	(65)	(286)
Accumulated other comprehensive income (loss)	$4,316	$(1,327)

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

The Bank leases certain facilities from two separate entities in which two of its directors have separate ownership interests. Lease payments made to these entities during the nine months ended September 30, 2020 and 2019, approximated $237 thousand and $235 thousand, respectively. During the three months ended September 30, 2020 and 2019, lease payments made to these entities approximated $89 thousand and $89 thousand, respectively.

Additionally, the Bank leases office space to third parties, with original lease terms ranging from 1 to 3 years with option periods ranging up to 12 years. At September 30, 2020, minimum future rents to be received under non-cancelable operating sublease agreements were $2 thousand, $8 thousand, and $3 thousand for the periods ending December 31, 2020, 2021, and 2022, respectively.

The cash flow from operating leases included in the measurement of lease liabilities during the nine months ended September 30, 2020 and 2019, were $2.7 million and $2.4 million, respectively.

The following table summarizes the lease-related assets and liabilities recorded as part of other assets and other liabilities, respectively, in our condensed consolidated statements of financial condition at September 30, 2020, and December 31, 2019:

	September 30, 2020	December 31, 2019
Assets
Operating lease right-of-use assets	$29,485	$29,898
Total lease assets	$29,485	$29,898

Liabilities
Current
Operating	$2,476	$2,362
Noncurrent
Operating	27,518	27,797
Total lease liabilities	$29,994	$30,159

The operating lease cost, including short-term lease and variable lease costs, were $976 thousand and $2.9 million during the three and nine months ended September 30, 2020, respectively, and $920 thousand and $2.7 million during the three and nine months ended September 30, 2019, respectively. Short term leases were $8 and $24 thousand for the three and nine months ended September 30, 2020, respectively, and $8 thousand and $23 thousand for the three and nine months ended September 30, 2019, respectively. Short term leases include one lease that is less than 12 months. The operating lease costs are recorded under occupancy expense in the income statement.

The following table provides the maturities of lease liabilities at September 30, 2020:

	Operating Leases (a)	Total
2020	$902	$902
2021	3,387	3,387
2022	2,780	2,780
2023	2,530	2,530
2024	2,419	2,419
After 2024	41,722	41,722
Total lease payments	$53,740	$53,740
Less: Interest (b)	23,746	23,746
Present value of lease liabilities (c)	$29,994	$29,994

Note: For leases commencing prior to 2019, minimum lease payments exclude payments to landlords for real estate taxes and common area maintenance.

(a)	Operating lease payments include $28.3 million related to options to extend lease terms that are reasonably certain of being exercised.
(b)	Calculated using the incremental borrowing rate based on the lease term for each lease.
(c)	Includes the current portion of $2.5 million for operating leases.

The following table provides the weighted-average lease term and discount rate at September 30, 2020:

	September 30, 2020	December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	23.9	24.1
Weighted-average discount rate
Operating leases	4.04%	4.07%

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

In May 2016, the Company entered into a Stock Purchase Agreement (the “Agreement”) to acquire 25% of ASC Trust LLC, formerly ASC Trust Corporation, a Guam trust company. In July 2016, subsequent to the approval of the Federal Reserve Bank of San Francisco in June 2016, the purchase was executed. As stated in Note 4 – Investment Securities, and with the approval of the Federal Reserve Bank of San Francisco, an additional 20% of ASC Trust LLC was purchased by the Company in July 2019. This transaction brought the Company’s non-controlling interest in ASC Trust LLC to 45%. The Agreement provides for the acquisition of an additional 25% of the stock of ASC Trust LLC in April 2021, with the future purchase subject to regulatory approval. The Agreement contains customary warranties, representations and indemnification provisions. ASC Trust LLC is primarily involved in administering 401(k) retirement plans and other employee benefit programs for its customers.

Other than holding the shares of the Bank, BGIS and ASC Trust LLC, the Company conducts no significant activities, although it is authorized, with the prior approval of its principal regulator, the Board of Governors of the Federal Reserve System, to engage in a variety of activities related to the business of banking. Currently, substantially all of the Company’s operations are conducted and substantially all of its assets are owned by the Bank, which accounts for substantially all of our consolidated revenues, expenses and operating income. The Bank’s headquarters is located in Hagåtña, Guam, and the Bank provides a variety of financial services to individuals, businesses and government entities through its branch network. The Bank’s primary deposit products are demand deposits, savings and time certificates of deposit, and its primary lending products are consumer, commercial and real estate loans. The Bank also provides many other financial services to its customers. After the closure of the Malesso branch, effective April 3, 2020, and the Tumon branch, effective May 19, 2020, the Bank on October 16, 2020 sent another notice to the FDIC of the permanent closure of two additional branches in Guam to be effective January 29, 2021. The two branches have not operated since March 2020 as a result of the COVID-19 measures.

The Bank has been adding digital channels to its product delivery system for several years. The COVID-19 pandemic accelerated the adoption of those digital channels by our customers, which was considered in our decision to close those branches.

Due to the Company’s concerns for the health and safety of its customers and employees, in March 2020 the Bank temporarily closed seven of its branches in Guam, and one of its branches in the CNMI, and limited the number of customers allowed to be in its remaining facilities at any one time to 50. During the three months ended June 30, 2020, the Bank re-opened four of its branches in Guam, while four branches remain closed. At September 30, 2020, these four branches remain closed. The Bank continues to limit the number of customers allowed in its facilities to be in compliance with local regulations related to the COVID-19 pandemic. The Bank continues to provide a secure telecommuting program for those personnel who are able to perform their responsibilities remotely, the computer hardware and software needed to support those tasks, and established teleconferencing capabilities to reduce the number of people in attendance at all of its larger group meetings. To accommodate working remotely some internal procedures have been modified to maintain our internal control over financial reporting.

Summary of Operating Results

The following table provides unaudited comparative information with respect to our results of operations for the three and nine months ended September 30, 2020, and 2019, respectively:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020 Amount	2019 Amount	% Change	2020 Amount	2019 Amount	% Change
Interest income	$20,679	$23,280	-11.2%	$63,430	$70,451	-10.0%
Interest expense	535	750	-28.7%	1,917	1,765	8.6%
Net interest income, before provision for loan losses	20,144	22,530	-10.6%	61,513	68,686	-10.4%
Provision for loan losses	2,801	1,919	46.0%	7,408	7,869	-5.9%
Net interest income, after provision for loan losses	17,343	20,611	-15.9%	54,105	60,817	-11.0%
Non-interest income	3,838	4,871	-21.2%	11,131	12,344	-9.8%
Non-interest expense	17,973	19,068	-5.7%	54,190	57,607	-5.9%
Income before income taxes	3,208	6,414	-50.0%	11,046	15,554	-29.0%
Income tax expense	694	1,367	-49.2%	2,530	3,245	-22.0%
Net income	$2,514	$5,047	-50.2%	$8,516	$12,309	-30.8%

Earnings per common share
Basic	$0.25	$0.51		$0.84	$1.23
Diluted	$0.25	$0.51		$0.84	$1.23

As the above table indicates, our net income decreased in the three and nine months ended September 30, 2020, as compared to the corresponding periods in 2019. In the three months ended September 30, 2020, we recorded net income after taxes of $2.5 million, a decrease of $2.5 million (or 50.2%) as compared to the same period in 2019. The primary reasons for the decrease were $2.4 million less in net interest income, a reduction of $1.0 million in non-interest income, and an increase in provision for loan losses of $882 thousand, partially offset by a reduction in non-interest expense of $1.1 million.

In the nine months ended September 30, 2020, we recorded $8.5 million in net income, a decrease of $3.8 million (or 30.8%) from $12.3 million during the same period in 2019. The primary reasons for the decrease were a decrease of $7.2 million in net interest income, a reduction in non-interest income of $1.2 million thousand, partially offset by a decrease of $3.4 million in non-interest expense and a reduction of $461 thousand in our provision for loan losses.

The following table shows the decrease in our net interest margin in the three and nine months ended September 30, 2020, and it also indicates the impact that the decrease in our net income had on our annualized returns on average assets and average equity. Our return on average equity decreased by 6.90% and 5.93%, respectively, during the three and nine months ended September 30, 2020, as compared to the corresponding periods in 2019, and our return on average assets decreased by 62 basis points and 50 basis points during the same comparative periods, primarily due to reduction in net income combined with the increase in average assets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net interest margin	3.53%	4.89%	3.91%	4.98%
Return on average assets	0.42%	1.03%	0.77%	1.26%
Return on average equity	5.73%	12.63%	9.91%	15.84%

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

The following table sets forth our interest income, interest expense and net interest income, and our annualized net interest margin for the three and nine months ended September 30, 2020, and 2019, respectively:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Interest income	20,679	$23,280	-11.17%	$63,430	$70,451	-9.97%
Interest expense	535	750	-28.67%	1,917	1,765	8.61%
Net interest income	20,144	$22,530	-10.59%	$61,513	$68,686	-10.44%

Net interest margin	3.53%	4.89%	-1.36%	3.91%	4.98%	-1.08%

Net interest income decreased by 10.6% and 10.4%, respectively, for the three and nine months ended September 30, 2020, as compared to the corresponding periods in 2019.

For the three and nine months ended September 30, 2020, net interest income decreased by $2.4 million and $7.2 million, respectively, as compared to the same periods in 2019. Total interest income decreased by $2.6 million due decreases of $1.3 million in earnings on loans, $815 thousand in interest earned on our short term investments, and $485 thousand on deposits with banks during the three months ended September 30, 2020, compared to the previous year. The decrease is primarily due to the 150 basis points (1.50%) cut in March 2020. The reduction in our net interest margin was the result of a decrease of 1.43% in the yield on our average earning assets in the three months ended September 30, 2020, as compared to the corresponding period of 2019, the effect of which was partially offset by an increase in our average earning assets of 23.9% between those same comparative periods. Total interest income decreased by $7.0 million in the nine months ended September 30, 2020, compared to the previous year because of decreases of $3.2 million in loan interest earnings, $2.6 million in earnings on short term investments, and $1.2 million on deposits with banks as compared to the corresponding period of 2019.

On March 3, 2020, the Federal Open Market Committee reduced the target federal funds rate by 50 basis points to 1.00% - 1.25%. This rate was further reduced to a target range of 0% - 0.25% on March 16, 2020. In September 2020, the Federal Open Market Committee announced that it will allow inflation to exceed 2% to support employment, and forecasted that the federal funds rate would remain unchanged through 2023. These reductions in interest rates and other effects of the COVID-19 outbreak have had an adverse effect on the Company’s financial condition and results of operations. As a result of the spread of the COVID-19 coronavirus, economic uncertainties have risen which are likely to continue to negatively impact net interest income.

Average Balances

Distribution, Rate and Yield

The following table sets forth information regarding our average balance sheet, annualized yields on interest-earning assets and interest rates on interest-bearing liabilities, the interest rate spread and the interest rate margin for the three and nine months ended September 30, 2020, and 2019:

	Three Months Ended September 30,
	2020			2019
	Average Balance	Interest Earned/Paid	Average Yield/Rate	Average Balance	Interest Earned/Paid	Average Yield/Rate
Interest earning assets:
Short term investments[1]	$319,541	$82	0.10%	$125,259	$567	1.81%
Investment Securities²	566,234	1,736	1.23%	454,545	2,551	2.24%
Loans³	1,397,454	18,861	5.40%	1,262,879	20,162	6.39%
Total earning assets	2,283,229	20,679	3.62%	1,842,683	23,280	5.05%
Noninterest earning assets	128,899			112,040
Total assets	$2,412,128			$1,954,723
Interest-bearing liabilities:
Interest-bearing checking accounts	$318,449	$62	0.08%	$255,784	$77	0.12%
Savings accounts	1,048,155	216	0.08%	905,897	403	0.18%
Certificates of deposit	28,268	19	0.27%	29,595	26	0.35%
Subordinated debt	14,768	238	6.45%	14,742	244	6.62%
Total interest-bearing liabilities	1,409,640	535	0.15%	1,206,018	750	0.25%
Non-interest bearing liabilities	827,026			588,880
Total liabilities	2,236,666			1,794,898
Stockholders’ equity	175,462			159,825
Total liabilities and stockholders’ equity	$2,412,128			$1,954,723

Net interest income		$20,144			$22,530

Interest rate spread			3.47%			4.80%
Net interest margin			3.53%			4.89%

	Nine Months Ended September 30,
	2020			2019
	Average Balance	Interest Earned/Paid	Average Yield/Rate	Average Balance	Interest Earned/Paid	Average Yield/Rate
Interest earning assets:
Short term investments[1]	$265,689	$505	0.25%	$122,959	$1,695	1.84%
Investment securities²	472,222	4,970	1.40%	450,376	7,581	2.24%
Loans³	1,360,445	57,955	5.68%	1,263,819	61,175	6.45%
Total earning assets	2,098,356	63,430	4.03%	1,837,154	70,451	5.11%
Noninterest earning assets	123,828			109,366
Total assets	$2,222,184			$1,946,520
Interest-bearing liabilities:
Interest-bearing checking accounts	$297,689	$224	0.10%	$262,665	$235	0.12%
Savings accounts	976,893	919	0.13%	899,174	1,195	0.18%
Certificates of deposit	29,207	57	0.26%	30,271	81	0.36%
Subordinated debt	14,762	717	6.48%	6,552	254	5.17%
Total interest-bearing liabilities	1,318,551	1,917	0.19%	1,198,662	1,765	0.20%
Non-interest bearing liabilities	731,704			592,399
Total liabilities	2,050,255			1,791,061
Stockholders’ equity	171,929			155,459
Total liabilities and stockholders’ equity	$2,222,184			$1,946,520

Net interest income		$61,513			$68,686

Interest rate spread			3.84%			4.92%
Net interest margin			3.91%			4.98%

[1]	Short term investments consist of interest-bearing deposits that we maintain with other financial institutions.
[2]	Includes all investment securities in the Available-for-Sale and the Held-to-Maturity classifications.

[3]

Loans include the average balance of non-accrual loans. Loan interest income includes loan fees of $1.0 million and $2.4 million in the three and nine months ended September 30, 2020, and $660 thousand and $2.0 million during the three and nine months ended September 30, 2019, respectively.

For the three and nine months ended September 30, 2020, our total average earning assets increased by $440.5 million and $261.2 million, respectively, as compared to the same period in 2019. The increase during the three months ended September 30, 2020, compared to the same period in 2019, is attributed to the $194.3 million increase in our average short term investments, a $134.6 million increase in our average loan portfolio, and a $111.7 million increase in our average investment securities. Average noninterest earning assets increased by $16.9 million. In the three and nine months ended September 30, 2020, average total interest-bearing liabilities increased by $203.6 million and $119.9 million, respectively in comparison to the same period in 2019. In the three months ended September 30, 2020, the increase was comprised of the $142.3 million increase in average savings accounts, a $62.7 million increase in average interest-bearing checking accounts, and a $26 thousand increase in average subordinated debt, offset by the $1.3 million decrease in average certificate of deposit accounts. The overall increase in average interest-bearing liabilities resulted from an increase in our deposit base, primarily in consumer savings, and government checking and savings accounts as result of the funds received by depositors from the CARES Act. This was supplemented by an increase of $238.1 million in average non-interest bearing liabilities during the three months ended September 30, 2020, compared to the same period in 2019, primarily in traditional checking accounts, moderated an overall increase of $259.2 million in average total liabilities. During the three and nine months ended September 30, 2020, average stockholders’ equity increased by $15.6 million (9.8%) and $16.5 million (10.6%) respectively, in comparison to the year-earlier periods.

Our interest rate spread decreased by 133 basis points (1.33%), and our net interest margin decreased by 136 basis points (1.36%) in the three months ended September 30, 2020, as compared to the same period in 2019. During the three months ended September 30, 2020, the decrease in our interest rate spread is attributed to the 143 basis points (1.43%) decrease in the average yield on our interest earning assets, from 5.05% to 3.62%, partially offset by the decrease in the average rate on our interest-bearing liabilities by 10 basis points from 0.25% to 0.15%. The decrease in our net interest income resulted from the 10.6% decrease in our net interest income, due primarily to the decline in market rates.

Our interest rate spread and net interest margin decreased by 108 basis points (1.08%), respectively, in the nine months ended September 30, 2020, as compared to the same period in 2019. During the nine months ended September 30, 2020, the decrease in our interest rate spread is attributed to the 108 basis points (1.08%) decrease in the average yield on our interest earning assets, from 5.11% to 4.03%, marginally offset by the decrease in the average rate on our interest-bearing liabilities by 1 basis point from 0.20% to 0.19%. The decrease in our net interest income resulted from the 10.4% decrease in our net interest income, due primarily to the decline in market rates.

The following table provides information regarding the changes in interest income and interest expense, attributable to changes in rates and changes in volumes, that contributed to the total change in net interest income for the three and nine months ended September 30, 2020, in comparison to the three and nine months ended September 30, 2019:

	Three Months Ended September 30, 2020 vs. 2019
	(In thousands)
	Net Change in	Attributable to:
	Interest Income/Expense	Change in Rate	Change in Volume
Interest income:
Short term investments	$(485)	$(2,139)	$1,654
Investment securities	(815)	(4,630)	3,815
Loans	(1,301)	(12,469)	11,168
Total interest income	$(2,601)	$(19,238)	$16,637

Interest expense:
Interest-bearing checking accounts	$(15)	$(109)	$94
Savings accounts	(187)	(865)	678
Certificates of deposit	(7)	(24)	17
Other borrowings	(6)	(26)	20
Total interest expense	$(215)	$(1,024)	$809

Net interest income	$(2,386)	$(18,214)	$15,828

	Nine Months Ended September 30, 2020 vs. 2019
	(In thousands)
	Net Change in	Attributable to:
	Interest Income/Expense	Change in Rate	Change in Volume
Interest income:
Short term investments	$(1,190)	$(1,948)	$758
Investment securities	(2,611)	(3,788)	1,177
Loans	(3,220)	(9,782)	6,562
Total interest income	$(7,021)	$(15,518)	$8,497

Interest expense:
Interest-bearing checking accounts	$(11)	$(50)	$39
Savings accounts	(276)	(465)	189
Certificates of deposit	(24)	(29)	5
Other borrowings	463	86	377
Total interest expense	$152	$(458)	$610

Net interest income	$(7,173)	$(15,060)	$7,887

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

If management determines that it is necessary to increase the allowance for loan losses, a provision for loan losses is recorded. For the three months ended September 30, 2020, the Bank’s provision for loan losses was $2.8 million, which was $882 thousand higher than the corresponding period of 2019. For the nine months ended September 30, 2020, the Bank’s provision for loan losses was $7.4 million, which was $461 million lower than during the corresponding period of 2019. In the three and nine months ended September 30, 2020, management adjusted the economic risk factors to incorporate the current economic implications, which includes reduced tourism and higher unemployment due to the COVID-19 pandemic.

Management believes that the provision recorded was sufficient to offset the incremental risk of loss inherent in the gross loan portfolio of $1.40 billion at September 30, 2020, an increase of $95.2 million from December 31, 2019. The allowance for loan losses at September 30, 2020, stood at $32.8 million or 2.34% of total gross loans outstanding as of the balance sheet date, an increase of $4.9 million from December 31, 2019. We recorded net loan charge-offs of $908 thousand and $2.5 million, respectively, for the three and nine months ended September 30, 2020. See “Analysis of Allowance for Loan Losses” in the Financial Condition Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for more detailed information.

Non-Interest Income

The table below represents the major components of non-interest income and the changes therein for the three and nine months ended September 30, 2020, and 2019:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020 Amount	2019 Amount	Amount Change	Percent Change	2020 Amount	2019 Amount	Amount Change	Percent Change
Non-interest income
Service charges and fees	$1,410	$1,744	$(334)	-19.2%	$4,712	$4,986	$(274)	-5.5%
Gain on sale of investment securities	68	347	(279)	-80.4%	68	347	(279)	-80.4%
Income from merchant services	547	606	(59)	-9.7%	1,422	1,812	(390)	-21.5%
Income from cardholders, net	452	433	19	4.4%	752	473	279	59.0%
Trustee fees	326	715	(389)	-54.4%	1,405	1,957	(552)	-28.2%
Other income	1,035	1,026	9	0.9%	2,772	2,769	3	0.1%
Total non-interest income	$3,838	$4,871	$(1,033)	-21.2%	$11,131	$12,344	$(1,213)	-9.8%

For the three months ended September 30, 2020, non-interest income totaled $3.8 million, which represented a decrease of $1.0 million (21.2%) as compared to the three months ended September 30, 2019. The decrease during the three months ended September 30, 2020, is primarily attributed to the decreases in income of $334 thousand from service charges and fees, $389 thousand from trustee fees, and $279 thousand from gains on sale of investment securities.

For the nine months ended September 30, 2020, non-interest income totaled $11.1 million, which was a decrease of $1.2 million (9.8%) as compared to the nine months ended September 30, 2019. The decline during the nine months ended September 30, 2020, is primarily attributed to the reduction in income of $552 thousand from trustee fees, $390 thousand in income from merchant services, $279 thousand from gains on sale of investment securities, and $274 thousand from service charges and fees, partially offset by the $279 thousand increase in income from cardholders.

Non-interest Expense

The table below represents the major components of non-interest expense and the changes for the nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020 Amount	2019 Amount	Amount Change	Percent Change	2020 Amount	2019 Amount	Amount Change	Percent Change
Non-interest expense:
Salaries and employee benefits	$8,914	$9,315	$(401)	-4.3%	$26,375	$27,251	$(876)	-3.2%
Occupancy	2,139	2,294	(155)	-6.8%	6,421	6,292	129	2.1%
Equipment and depreciation	2,855	3,006	(151)	-5.0%	8,809	8,562	247	2.9%
Insurance	485	478	7	1.5%	1,432	1,407	25	1.8%
Telecommunications	357	341	16	4.7%	1,072	1,038	34	3.3%
FDIC insurance assessment	382	-	382	100.0%	984	706	278	39.4%
Professional services	487	488	(1)	-0.2%	1,605	1,860	(255)	-13.7%
Contract services	412	523	(111)	-21.2%	1,449	1,515	(66)	-4.4%
Other real estate owned	34	63	(29)	-46.0%	49	1,235	(1,186)	-96.0%
Stationery and supplies	145	168	(23)	-13.7%	343	581	(238)	-41.0%
Training and education	60	268	(208)	-77.6%	266	799	(533)	-66.7%
General, administrative and other	1,703	2,124	(421)	-19.8%	5,385	6,361	(976)	-15.3%
Total non-interest expense	$17,973	$19,068	$(1,095)	-5.7%	$54,190	$57,607	$(3,417)	-5.9%

For the three months ended September 30, 2020, non-interest expense totaled $18.0 million, which was a decrease of $1.1 million (5.7%) as compared to the same period in 2019. The decrease is primarily attributed to the $421 thousand decrease in general, administrative, and other expense expenses, the $401 thousand decrease in our salaries and employee benefits, and the $208 thousand decrease in training and education. The decrease in salaries and benefits is primarily due to the reduction in the accrual of bonuses compared to the same period in 2019. The decrease in general, administrative and other expenses are primarily due to reduction of $231 thousand in public relations expense, and $197 thousand in legal expenses as compared to the corresponding period. The decrease in training and education was due to the postponement of discretionary training and the travel restrictions as a result of the COVID-19 pandemic. The increase in the FDIC insurance assessment is due to the receipt of an assessment credit in 2019.

For the nine months ended September 30, 2020, non-interest expense totaled $54.2 million, which represented a decrease of $3.4 million (5.9%) as compared to the same period in 2019. The decrease is primarily attributed to the $1.2 million decrease in our expense related to other real estate owned, the $976 thousand decrease in general, administrative, and other expense, the $876 thousand decrease in salaries and employee benefits, and the $533 thousand decrease in training and education. These expenses were offset by an increase of $278 thousand in the FDIC insurance assessment, and the $247 thousand in equipment and depreciation expense. The decrease in other real estate owned expense is primarily due to the charge off of two foreclosed properties, both in California, in order to meet regulatory requirements. The decrease in salaries and benefits is primarily due to the cost recovery from the origination costs totaling $1.2 million from processing the PPP loan originations in accordance with ASC 310-20, “Nonrefundable fees and Other Costs”. The decreases in general, administrative and other expenses are primarily due to reduction of $547 thousand in public relations expense, and $475 thousand in legal expenses. The increase in equipment and depreciation expense resulted primarily from increases in computer equipment and software expenses of $323 thousand partially offset by equipment rental of $67 thousand.

The Bank has some discretionary capital expenditures that have been temporarily delayed as result of COVID-19. Some of these planned expenditures maybe reassessed due to our customers converting to electronic banking channels.

Income Tax Expense

For the three and nine months ended September 30, 2020, the Bank recorded income tax expenses of $694 thousand, and $2.5 million, respectively. The expense for the three months ended September 30, 2020, was $673 thousand lower than the income tax expense recorded for the corresponding period in 2019, and the expense for the nine months ended September 30, 2020, was $715 thousand lower than the income tax expense recorded for the corresponding period in 2019.

Financial Condition

Assets

As of September 30, 2020, total assets were $2.38 billion, an increase of 21.6% from the $1.95 billion at December 31, 2019. This $421.5 billion increase was comprised largely of the $155.0 million increase in interest bearing deposits in banks, $88.8 million growth in our net loan portfolio, a $167.0 million increase in our net investment securities portfolio, a $12.0 million increase in our cash and due from banks, and a $2.2 million increase in accrued interest receivable, but partially offset by the reduction of $3.8 million in other assets. As our net loans increased slower than our total assets, the proportion of net loans to total assets decreased from 65.3% at December 31, 2019, to 57.5% at September 30, 2020. The growth in assets was associated with the $408.0 million increase in total deposits as a result of the various funds received by depositors from the CARES Act, a $2.5 million increase in other liabilities, a $5.2 million increase in retained earnings and the $5.6 million improvement in accumulated other comprehensive loss.

Interest-Earning Assets

The following table sets forth the composition of our interest-earning assets at September 30, 2020, as compared to December 31, 2019:

	September 30, 2020	December 31, 2019	Variance
Interest-earning deposits with financial institutions (including restricted cash)	$249,045	$94,246	$154,799
Federal Home Loan Bank stock, at cost	2,335	2,267	68
Investment securities available-for-sale	526,335	377,130	149,205
Investment securities held-to-maturity	67,765	49,984	17,781
Loans, gross	1,401,254	1,306,005	95,249
Total interest-earning assets	$2,246,734	$1,829,632	$417,102

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

A summary of the balances of loans at September 30, 2020, and December 31, 2019, follows:

	September 30, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
Commercial
Commercial & industrial	$377,789	27.0%	$282,426	21.6%
Commercial mortgage	641,683	45.8%	591,364	45.3%
Commercial construction	43,628	3.1%	71,101	5.4%
Commercial agriculture	638	0.1%	664	0.1%
Total commercial	1,063,738	75.9%	945,555	72.4%
Consumer
Residential mortgage	125,807	9.0%	124,250	9.5%
Home equity	2,672	0.2%	2,685	0.2%
Automobile	20,226	1.4%	21,631	1.7%
Other consumer loans[1]	188,811	13.5%	211,884	16.2%
Total consumer	337,516	24.1%	360,450	27.6%
Gross loans	1,401,254	100.0%	1,306,005	100.0%
Deferred loan (fees) costs, net	(4,436)		(2,863)
Allowance for loan losses	(32,778)		(27,870)
Loans, net	$1,364,040		$1,275,272

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

At September 30, 2020, total gross loans increased by $95.2 million, to $1.40 billion, from $1.31 billion at December 31, 2019. The increase in loans was largely attributed to a $118.2 million increase in total commercial loans, to $1.06 billion at September 30, 2020, from $945.6 million at December 31, 2019. The underlying increases were comprised of commercial & industrial loans rising by $95.4 million, along with increases in commercial mortgage loans by $50.3 million, partially offset by a decrease in construction loans by $27.5 million, and a decrease in commercial agriculture loans by $26 thousand. The increase in total commercial loans was partially offset by a $22.9 million decrease in total consumer loans, to $337.5 million at September 30, 2020, from $360.5 million at December 31, 2019. The decreases were in other consumer loans by $23.1 million, automobile loans by $1.4 million, and home equity loans by $13 thousand. These were partially offset by the increase in residential mortgage loans by $1.6 million.

In recognition of the potential difficulties that may be faced by our commercial, real estate and consumer customers due to the COVID-19 pandemic, the Bank initiated a temporary program in March 2020 under which affected commercial and consumer customers that may have their loan payments deferred or otherwise adjusted for a period of up to 90 days. This temporary program ended on September 30, 2020. The Bank continues to process commercial and consumer deferral requests on a case-by-case basis.

With the passage of the Paycheck Protection Program, administered by the Small Business Administration, the Bank actively participated in assisting its customers with applications for resources through the program. PPP loans have either a two-year or five-year term and earn interest at 1%. The Bank believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of September 30, 2020, the Bank has approved and funded over $93.3 million in PPP loans. It is the Bank’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Bank could be required to establish additional allowance for loan loss through additional credit loss expense charged to earnings.

At September 30, 2020, loans outstanding were comprised of approximately 66.56% in variable rate loans and 33.44% in fixed rate loans.

Since it first opened in 1972, the Bank has expanded its operations and its branch network, first in Guam, then in the other islands of our region and in San Francisco, California. In the interests of enhancing performance and stability through market and industry diversification, the Bank has increased its focus on growth in the San Francisco area in recent years, adding personnel with experience and expertise in the Bay Area. The following table provides figures for gross loans in the Bank’s administrative regions for September 30, 2020, and December 31, 2019:

	September 30, 2020	December 31, 2019
Guam	$751,061	$704,443
Commonwealth of the Northern Mariana Islands	$146,434	$117,226
The Freely Associated States of Micronesia *	$94,469	$102,665
California	$409,290	$381,671
Total	$1,401,254	$1,306,005

*	The Freely Associated States (FAS) are comprised of the Federated States of Micronesia (Chuuk, Kosrae, Pohnpei and Yap), the Republic of the Marshall Islands and the Republic of Palau.

As the table indicates, the Bank’s total gross loans increased by 7.3% during the nine months ended September 30, 2020. By way of comparison, loans in Guam increased by $46.6 million, or 6.6%, during the nine months ended September 30, 2020. In the California region loans increased by $27.6 million, or 7.24% during the same period, as the California region provided continued support for the expansion of the Bank. The Commonwealth of the Northern Mariana Islands provide an increase by $29.2 million, or 24.9% during the nine months ended September 30, 2020. The increase in these regions is primarily due to the $93.3 million in PPP loans added during the period. Loans in the Freely Associated States of Micronesia decreased by $8.2 million, or 8.0%, during the same period.

Interest-Earning Deposits and Investment Securities

In the current lending and interest rate environment, and in order to maintain sufficient liquidity in the ordinary course of business, the Bank held $248.9 million in unrestricted interest-earning deposits with financial institutions at September 30, 2020, an increase of $155.0 million, or 165.2%, from the $93.8 million in such deposits at December 31, 2019. This significant increase is the result of the various funds received by depositors from the CARES Act, which were held in cash balances with the Federal Reserve Bank at the end of the reporting period. From December 31, 2019, to September 30, 2020, the Bank’s combined investment portfolio increased by $167.0 million, or 39.1%, from $427.1 million to $594.1 million. The growth in the investment portfolio was comprised of a $149.2 million increase in our holdings of available-for-sale securities, which increased by 39.6%, from $377.1 million to $526.3 million, and a $17.8 million increase in held-to-maturity securities, which rose by 35.6%, from $50.0 million to $67.8 million. Management believes that the Bank maintains an adequate level of liquidity.

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

The following table contains information regarding our nonperforming assets as well as restructured loans as of September 30, 2020, and December 31, 2019:

	September 30, 2020	December 31, 2019
Non-accrual loans:
Commercial & industrial	$9,019	$10,587
Commercial mortgage	6,713	8,100
Residential mortgage	2,934	3,370
Home equity	-	-
Other consumer [1]	92	206
Total non-accrual loans	$18,758	$22,263

Loans past due 90 days and still accruing:
Commercial & industrial	$299	$-
Commercial mortgage	-	-
Commercial construction	-	-
Residential mortgage	28	187
Home equity	-	-
Automobile	156	93
Other consumer[1]	845	1,510
Total loans past due 90 days and still accruing	$1,328	$1,790
Total nonperforming loans	$20,086	$24,053

Other real estate owned (OREO):
Commercial real estate	$8	$8
Residential real estate	-	-
Total other real estate owned	$8	$8
Total nonperforming assets	$20,094	$24,061

Restructured loans:
Accruing loans	$14,615	$15,191
Non-accruing loans (included in nonaccrual loans above)	4,727	7,293
Total restructured loans	$19,342	$22,484

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

The above table indicates that nonperforming loans decreased by $4.0 million during the nine months ended September 30, 2020, which resulted from the decrease in total non-accrual loans by $3.5 million, from $22.3 million to $18.8 million. The decreases in total non-accrual loans were due to the decreases of $1.6 million in commercial and industrial loans, $1.4 million in commercial mortgage loans, $436 thousand in residential mortgage loans, and $114 thousand in other consumer loans. In addition, total loans past due 90 days and still accruing decreased by $462 thousand from $1.8 million to $1.3 million. The decreases were $665 thousand in other consumer loans, and $159 thousand in residential mortgage loans. These were partially offset by the increase of $299 thousand in commercial and industrial loans, and $63 thousand in automobile loans.

At September 30, 2020, the Bank’s largest nonperforming loans are two commercial mortgage loans totaling $4.0 million from two relationships of $2.7 million and $1.4 million, respectively. These loans were placed on non-accrual due to deficiencies in the underlying cash flow to service the monthly loan payments and meet operating expenses. At this time, management believes that the collateral and the allocated allowance for loan losses is adequate to cover these loans; however, should property values deteriorate, additional write-downs or additional provisions may be necessary.

Analysis of Allowance for Loan Losses

The allowance for loan losses was $32.8 million, or 2.34% of outstanding gross loans, as of September 30, 2020, as compared to $27.9 million, or 2.13% of outstanding gross loans, at December 31, 2019. The allowance was $27.9 million at September 30, 2019, or 2.20% of gross loans.

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

The following table summarizes the changes in our allowance for loan losses:

	Commercial	Residential Mortgages	Consumer	Total
	(Dollars in thousands)
Nine Months Ended September 30, 2020
Allowance for loan losses:
Balance at beginning of period	$18,360	$1,490	$8,020	$27,870
Charge-offs	(912)	-	(3,274)	(4,186)
Recoveries	386	-	1,300	1,686
Provision	2,745	480	4,183	7,408
Balance at end of period	$20,579	$1,970	$10,229	$32,778

Three Months Ended September 30, 2020
Allowance for loan losses:
Balance at beginning of period	20,301	1,871	8,712	30,884
Charge-offs	(428)	-	(1,229)	(1,657)
Recoveries	220	-	529	749
Provision	486	99	2,217	2,802
Ending balance	$20,579	$1,970	$10,229	$32,778

Allowance balance at end of period related to:
Loans individually evaluated for impairment	$4,154	$2	$1,036	$5,192
Loans collectively evaluated for impairment	16,425	1,968	9,193	27,586
Ending balance	$20,579	$1,970	$10,229	$32,778

Loan balances at end of period:
Loans individually evaluated for impairment	$30,756	$2,988	$1,102	$34,846
Loans collectively evaluated for impairment	1,032,982	125,491	207,935	1,366,408
Ending balance	$1,063,738	$128,479	$209,037	$1,401,254

Nine Months Ended September 30, 2019
Allowance for loan losses:
Balance at beginning of period	$14,887	$1,648	$7,239	$23,774
Charge-offs	(260)	-	(5,228)	(5,488)
Recoveries	15	67	1,615	1,697
Provision	4,076	(200)	3,993	7,869
Ending balance	$18,718	$1,515	$7,619	$27,852

Three Months Ended September 30, 2019
Allowance for loan losses:
Balance at beginning of period	17,794	1,508	7,786	27,088
Charge-offs	(45)	-	(1,767)	(1,812)
Recoveries	6	65	586	657
Provision	963	(58)	1,014	1,919
Ending balance	$18,718	$1,515	$7,619	$27,852

Allowance balance at end of period related to:
Loans individually evaluated for impairment	$7,106	$-	$1,212	$8,318
Loans collectively evaluated for impairment	11,612	1,515	6,407	19,534
Ending balance	$18,718	$1,515	$7,619	$27,852

Loan balances at end of period:
Loans individually evaluated for impairment	$37,673	$4,154	$1,302	$43,129
Loans collectively evaluated for impairment	869,632	124,058	232,053	1,225,743
Ending balance	$907,305	$128,212	$233,355	$1,268,872

Year Ended December 31, 2019
Allowance for loan losses:
Balance at beginning of year	$14,887	$1,648	$7,239	$23,774
Charge-offs	(1,599)	-	(6,306)	(7,905)
Recoveries	37	67	2,109	2,213
Provision	5,035	(225)	4,978	9,788
Ending balance	$18,360	$1,490	$8,020	$27,870

Allowance balance at end of year related to:
Loans individually evaluated for impairment	$6,105	$2	$1,657	$7,764
Loans collectively evaluated for impairment	12,255	1,488	6,363	20,106
Ending balance	$18,360	$1,490	$8,020	$27,870

Loan balances at end of year:
Loans individually evaluated for impairment	$34,185	$3,758	$1,808	$39,751
Loans collectively evaluated for impairment	911,370	123,177	231,707	1,266,254
Ending balance	$945,555	$126,935	$233,515	$1,306,005

Management evaluates all impaired loans not less frequently than quarterly in conjunction with our calculation and determination of the adequacy of the allowance for loan losses.

The Bank has one significant borrowing relationship in bankruptcy totaling $8.4 million at September 30, 2020. The Bank has calculated a specific reserve within the allowance for this borrowing relationship in bankruptcy in the amount of $4.2 million, and belives it has sufficient collateral for the reamaining amount. As a result, the Bank’s management believes at September 30, 2020, there is sufficient coverage to protect the Bank’s exposure to this relationship.

Total Cash and Cash Equivalents

Total cash and cash equivalents were $298.8 million and $131.7 million at September 30, 2020, and December 31, 2019, respectively. This significant increase is the result of the various funds received from the CARES Act, which were held in cash balances with the Federal Reserve Bank at the end of the reporting period. This balance, which is comprised of cash and due from bank balances and interest-bearing deposits that we maintain at other financial institutions (including the Federal Reserve Bank of San Francisco, but excepting restricted cash), will vary depending on daily cash settlement activities, the amount of highly liquid assets needed based on known events such as the repayment of borrowings and scheduled withdrawals, and actual cash on hand in the Bank’s branches.

The following table sets forth the composition of our cash and cash equivalent balances at September 30, 2020, and December 31, 2019:

	September 30, 2020	December 31, 2019	Variance
Cash and due from banks	$49,866	$37,870	$11,996
Interest-bearing deposits with financial institutions	248,895	93,846	155,049
Total cash and cash equivalents	$298,761	$131,716	$167,045

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

At September 30, 2020, the carrying value of the investment securities portfolio (excluding ASC Trust LLC stock and Federal Home Loan Bank stock) totaled $594.1 million, which represents a $167.0 million increase from the portfolio balance of $427.1 million at December 31, 2019. The table below sets forth the amortized cost and fair value of our investment securities portfolio, with gross unrealized gains and losses, at September 30, 2020, and December 31, 2019:

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$230,949	$137	$(488)	$230,598
U.S. government agency pool securities	93,078	53	(366)	92,765
U.S. government agency or GSE residential mortgage-backed securities	196,762	6,210	-	202,972
Total	$520,789	$6,400	$(854)	$526,335
Securities Held-to-Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$53,188	$218	$-	$53,406
U.S. government agency pool securities	4,717	16	(40)	4,693
U.S. government agency or GSE residential mortgage-backed securities	9,860	312	(15)	10,157
Total	$67,765	$546	$(55)	$68,256

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$75,496	$3	$(64)	$75,435
U.S. government agency pool securities	174,543	42	(1,088)	173,497
U.S. government agency or GSE residential mortgage-backed securities	128,409	181	(392)	128,198
Total	$378,448	$226	$(1,544)	$377,130
Securities Held-to-Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$31,723	$286	$(1)	$32,008
U.S. government agency pool securities	5,727	6	(70)	5,663
U.S. government agency or GSE residential mortgage-backed securities	12,534	67	(68)	12,533
Total	$49,984	$359	$(139)	$50,204

At September 30, 2020, and December 31, 2019, investment securities with a carrying value of $426.4 million and $299.5 million, respectively, were pledged to secure various government deposits and other public requirements.

The amortized cost and fair value of investment securities by contractual maturity at September 30, 2020, and December 31, 2019, follows:

	September 30, 2020
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$10,117	$10,147	$32,020	$32,200
Due after one but within five years	3,310	3,304	1,617	1,602
Due after five but within ten years	121,892	123,301	26,850	27,089
Due after ten years	385,470	389,583	7,278	7,365
Total	$520,789	$526,335	$67,765	$68,256

	December 31, 2019
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$55,022	$54,980	$19,840	$19,982
Due after one but within five years	26,868	26,838	14,680	14,796
Due after five but within ten years	101,390	101,252	7,172	7,211
Due after ten years	195,168	194,060	8,292	8,215
Total	$378,448	$377,130	$49,984	$50,204

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at September 30, 2020, and December 31, 2019:

	September 30, 2020
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value
Securities Available for Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(488)	$99,496	$-	$-	$(488)	$99,496
U.S. government agency pool securities	(18)	18,249	(348)	38,176	(366)	56,425
Total	$(506)	$117,745	$(348)	$38,176	$(854)	$155,921

Securities Held to Maturity
U.S. government agency pool securities	$-	$-	$(40)	$3,050	$(40)	$3,050
U.S. government agency or GSE residential mortgage-backed securities	(15)	510	-	-	(15)	510
Total	$(15)	$510	$(40)	$3,050	$(55)	$3,560

	December 31, 2019
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value
Securities Available for Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(8)	$15,008	$(56)	$50,426	$(64)	$65,434
U.S. government agency pool securities	(19)	15,619	(1,069)	144,607	(1,088)	160,226
U.S. government agency or GSE residential mortgage-backed securities	(200)	60,439	(192)	21,414	(392)	81,853
Total	$(227)	$91,066	$(1,317)	$216,447	$(1,544)	$307,513

Securities Held to Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(1)	$2,010	$-	$-	$(1)	$2,010
U.S. government agency pool securities	-	-	(70)	3,767	(70)	3,767
U.S. government agency or GSE residential mortgage-backed securities	(3)	3,483	(65)	5,014	(68)	8,497
Total	$(4)	$5,493	$(135)	$8,781	$(139)	$14,274

The Company does not believe that any of the investment securities that were in an unrealized loss position as of September 30, 2020, which included a total of 62 securities, were other-than-temporarily impaired. Specifically, the 62 securities were comprised of 49 Small Business Administration Pool securities, 1 mortgage-backed security issued by Government National Mortgage Association, 3 agency securities issued by Federal Home Loan Bank (FHLB), 4 agency securities issued by Federal Home Loan Mortgage Corporation (FHLMC), and 5 agency securities issued by Federal Farm Credit Banks (FFCB).

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

Deposits

At September 30, 2020, total deposit liabilities increased by $408.0 million from the approximately $1.73 billion at December 31, 2019. Interest-bearing deposits increased by $234.8 million, to $1.38 billion at September 30, 2020, compared to $1.15 billion at

December 31, 2019, and non-interest bearing deposits increased by $173.2 million, to $756.2 million at September 30, 2020, from $583.0 million at December 31, 2019. The 23.6% increase in total deposits was primarily due to the receipt of funds from various COVID-19 federal relief programs.

The following table sets forth the composition of our interest-bearing deposit portfolio with the balances and average interest rates at September 30, 2020, and December 31, 2019, respectively:

	September 30, 2020		December 31, 2019
	Balance	Average rate	Balance	Average rate
Interest-bearing checking accounts	$298,443	0.08%	$278,913	0.12%
Savings accounts	1,058,843	0.08%	839,841	0.18%
Certificates of deposit	24,432	0.27%	28,185	0.36%
Total interest-bearing deposits	$1,381,718	0.09%	$1,146,939	0.17%

As mentioned earlier, the Bank has expanded its operations and its branch network since it first opened in 1972, first in Guam, then in the other islands of our region and in San Francisco, California. As time has passed, the Bank has gathered market share in each of the islands. In recent years, in order to diversify its geographic market, the Bank has increased its focus on growth in the California region. The following table provides figures for deposits in the Bank’s administrative regions at September 30, 2020, and December 31, 2019:

	September 30, 2020	December 31, 2019
Guam	$1,246,801	$966,217
Commonwealth of the Northern Mariana Islands	$350,584	$289,605
The Freely Associated States of Micronesia *	$493,915	$427,786
California	$46,584	$46,298
Total	$2,137,884	$1,729,906

*	The Freely Associated States (FAS) are comprised of the Federated States of Micronesia (Chuuk, Kosrae, Pohnpei and Yap), the Republic of the Marshall Islands and the Republic of Palau.

During the nine months ended September 30, 2020, the Bank’s deposits increased by $408.0 million (23.6%) to $2.14 billion compared to December 31, 2019. During this period, all of our branches experienced an increase in deposits. Our Guam branches deposits increased by $280.6 million, CNMI branches by $61.0 million, FAS branches by $66.1 million, and our California region deposits by $286 thousand. The significant increase in deposits in these regions is primarily from the various COVID-19 federal relief programs.

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

At September 30, 2020, and at December 31, 2019, the Company had no short-term borrowings.

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

At September 30, 2020, our liquid assets, which include cash and due from banks, interest-earning deposits with financial institutions (excluding restricted cash), and investment securities available-for-sale totaled $825.1 million, up $316.3 million from $508.8 million at December 31, 2019. This increase is comprised of increases of $155.0 million in interest bearing deposits in banks, $149.2 million in investment securities available-for-sale, and $12.0 million in cash and due from banks.

Management believes we have sufficient cash to meet the demands of the distribution of funds under the CARES Act. However, we will monitor our vault cash on a daily basis, and if the need arises we will acquire additional cash by drawing down our deposits with other financial institutions, including the Federal Bank of San Francisco.

Contractual Obligations

The Bank utilizes facilities, equipment and land under various operating leases with terms, including renewal options, ranging from 1 to 99 years.

The following table provides the maturities of lease liabilities at September 30, 2020:

	Operating Leases (a)	Total
2020	$902	$902
2021	3,387	3,387
2022	2,780	2,780
2023	2,530	2,530
2024	2,419	2,419
After 2024	41,722	41,722
Total lease payments	$53,740	$53,740
Less: Interest (b)	23,746	23,746
Present value of lease liabilities (c)	$29,994	$29,994

Note: For leases commencing prior to 2019, minimum lease payments exclude payments to landlords for real estate taxes and common area maintenance.

(a)	Operating lease payments include $28.3 million related to options to extend lease terms that are reasonably certain of being exercised.
(b)	Calculated using the incremental borrowing rate based on the lease term for each lease.
(c)	Includes the current portion of $2.5 million for operating leases.

The Bank leases certain facilities from two separate entities in which two of its directors have separate ownership interests. Lease payments made to these entities during the nine months ended September 30, 2020, and 2019, approximated $237 thousand and $235 thousand, respectively. During the three months ended September 30, 2020 and 2019, lease payments made to these entities approximated $89 thousand and $89 thousand, respectively.

Additionally, the Bank leases office space to third parties, with original lease terms ranging from 1 to 3 years with option periods ranging up to 12 years. At September 30, 2020, minimum future rents to be received under non-cancelable operating sublease agreements were $2 thousand, $8 thousand, and $3 thousand for the periods ending December 31, 2020, 2021, and 2022, respectively.

A summary of rental activities for the three and nine months ended September 30, 2020, and 2019, respectively, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Rent expense	$1,015	$920	$3,016	$1,843
Total rent expense	$1,015	$920	$3,016	$1,843

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

A summary of financial instruments with off-balance-sheet risk at September 30, 2020, and December 31, 2019, is as follows:

	September 30, 2020	December 31, 2019
Commitments to extend credit	$209,020	$157,463

Letters of credit:
Standby letters of credit	$55,893	$58,182
Commercial letters of credit	2,071	513
Total	$57,964	$58,695

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

The Bank considers its standby and commercial letters of credit to be guarantees. At September 30, 2020, the maximum undiscounted future payments that the Bank could be required to make was $58.0 million. Almost all of these arrangements mature within one year. The Bank generally has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized; however, several that are extended to the Bank’s most creditworthy customers are unsecured. The Bank has recorded $41 thousand in reserve liabilities associated with commitments to extend credit and letters of credit at September 30, 2020.

Mortgage loans serviced for others are not included in the accompanying condensed consolidated statements of financial condition. The unpaid principal balances of mortgage loans serviced for others were $184.9 million and $189.5 million at September 30, 2020, and December 31, 2019, respectively. At September 30, 2020, and December 31, 2019, the Bank recorded mortgage servicing rights each at their fair value of $1.7 million, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital and Common Equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). As of September 30, 2020, and December 31, 2019, the Bank met all capital adequacy requirements to which it is subject.

As of September 30, 2020, the Bank’s capital ratios each exceeded the Federal Deposit Insurance Corporation’s well capitalized standards under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There have been no conditions or events since the most recent FDIC notification that management believes have changed the Bank’s category.

The Company’s required and actual capital amounts and ratios as of September 30, 2020, and December 31, 2019, were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2020:
Total capital (to Risk Weighted Assets)	$202,950	14.468%	$112,219	8.000%	$140,274	10.000%
Tier 1 capital (to Risk Weighted Assets)	$170,227	12.135%	$84,164	6.000%	$112,219	8.000%
Tier 1 capital (to Average Assets)	$170,227	7.144%	$95,316	4.000%	$119,145	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$160,444	11.438%	$63,123	4.500%	$91,178	6.500%

At December 31, 2019:
Total capital (to Risk Weighted Assets)	$197,000	14.417%	$109,313	8.000%	$136,641	10.000%
Tier 1 capital (to Risk Weighted Assets)	$164,787	12.060%	$81,985	6.000%	$109,313	8.000%
Tier 1 capital (to Average Assets)	$164,787	8.418%	$78,298	4.000%	$97,873	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$155,005	11.344%	$61,489	4.500%	$88,817	6.500%

Since the formation of BankGuam Holding Company in 2011, our assets have grown by 115.2% ($1.3 billion), while our stockholders’ equity has grown by 97.6% (86.6 million, including $62.8 million in retained earnings). The growth in equity has helped to increase our capital ratios, and those ratios remain well above the well capitalized standards.

The Bank continues to receive a large influx of deposits from federal relief programs due to the COVID-19 pandemic, which largely increased its total cash and cash equivalents on its balance sheet resulting in an increase in its average assets in September 30, 2020 by approximately $425.2 million to $2.38 billion from $1.95 billion in December 31, 2019. This growth resulted in an adverse impact on its ratio of Tier 1 capital to average assets. Management believes that the Bank has the capacity to absorb the growth in total assets, and the tools needed to move deposits off its balance through its Trust services to continue to be above the well capitalized standards under the regulatory framework for prompt corrective action.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2020, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s Rules and forms and is accumulated and communicated to management, including our Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, except as described below.

The ongoing COVID-19 pandemic and measures intended to prevent its spread are expected to continue to have a material adverse effect on our business, results of operations and financial condition, and such effects will depend on future developments, which are highly uncertain and difficult to predict.

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

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Statements of Financial Condition as of September 30, 2020, and December 31, 2019, (ii) Unaudited Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2020, and 2019, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2020, and 2019, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2020, and 2019, and (v) Notes to Unaudited Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, BankGuam Holding Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANKGUAM HOLDING COMPANY

Date: November 12, 2020	By:	/s/ JOAQUIN P.L.G. COOK
Joaquin P.L.G. Cook, President and Chief Executive Officer

Date: November 12, 2020	By:	/s/ FRANCISCO M. ATALIG
Francisco M. Atalig, Senior Vice President and Chief Financial Officer