Form 10-K
period 2020-12-31
BankGuam Holding Co
filed 2021-03-22
CIK 1527383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $43,934,863 based on the number of shares held by non-affiliates of the registrant as of June 30, 2020, and based on the closing sale price of common stock on June 30, 2020, which is the last business day of the registrant’s most recently completed second fiscal quarter. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of March 22, 2021, there were 9,706,011 shares outstanding.

BANKGUAM HOLDING COMPANY

FORM 10-K

Cautionary Note Regarding Forward-Looking Statements

For purposes of this Annual Report, the terms the “Company,” “we,” “us” and “our” refer to BankGuam Holding Company and its subsidiaries. This Annual Report on Form 10-K contains statements that are not historical in nature, are predictive in nature, or that depend upon or refer to future events or conditions or contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be preceded by, followed by or include the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “is designed to” and similar expressions as well as other statements regarding our future operations, financial condition and prospects, and business strategies. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements.

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about our business that could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. We are not able to predict all of the factors that may affect future results. These include, among other things, the following risks:

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

•	Our ability to increase market share and control expenses;
•	Any interruption or security breach of our information systems resulting in failures or disruptions in customer services or confidentiality; and
•	Our success in managing the risks involved in the foregoing items.

Other factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” included elsewhere in this Annual Report and as may be updated in filings we make from time to time with the U.S. Securities and Exchange Commission (“SEC”), including our Quarterly Reports on Form 10-Q to be filed by us in our fiscal year ending December 31, 2021. We have no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or risks, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. New information, future events or risks could cause the forward-looking events we discuss in this Annual Report not to occur. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Annual Report.

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

In addition to the traditional financial services offered, the Bank offers credit life, health, auto and homeowners insurance through its subsidiary, BankGuam Insurance, as agents for various insurance companies. Through a second subsidiary, BankGuam Investment Services (“BGIS”), the Company offers options and opportunities of our customers to build future income and wealth. BGIS is a registered investment company, primarily involved in providing investment advisory services and trading securities for its customers.

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

Bank of Guam

The Bank is a Guam-chartered bank headquartered at 111 West Chalan Santo Papa in Hagåtña, Guam 96910. It was incorporated in March 1972 and opened for business in December of that year. We operate through 18 full service branch offices, including 7 in Guam; two in Saipan and one each in Tinian and Rota, all in the Commonwealth of the Northern Mariana Islands; one in the Republic of Palau; one each in the states of Yap, Chuuk, Pohnpei and Kosrae in the Federated States of Micronesia; one in the Republic of the Marshall Islands; and one in San Francisco, California. In 2020, the Bank permanently closed the Malesso and Tumon branches. In addition the Bank closed the Dededo and Harmon branches in Guam, effective January 29, 2021. The latter two branches have not operated since March 2020 as a result of COVID-19 measures. The Bank has been adding digital channels to its product delivery system for several years. The COVID-19 pandemic has accelerated the adoption of those digital channels by our customers, which was considered in our decision to close those branches.

Due to the Company’s concerns for the health and safety of its customers and employees, in March 2020 the Bank temporarily closed seven of its branches in Guam, and one of its branches in the CNMI, and limited the number of customers allowed to be in its remaining facilities at any one time to 50. During 2020, the Bank re-opened four of its branches in Guam, while four branches remain closed. The Bank continues to limit the number of customers allowed in its facilities to be in compliance with local regulations related to the COVID-19 pandemic. The Bank continues to provide a secure telecommuting program for those personnel who are able to perform their responsibilities remotely, the computer hardware and software needed to support those tasks, and established teleconferencing capabilities to reduce the number of people in attendance at all of its larger group meetings. To accommodate working remotely some internal procedures have been modified to maintain our internal control over financial reporting.

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

Our lending products include commercial, real estate, construction, consumer and Small Business Administration-guaranteed loans. We also provide home mortgage and home equity loans. Commercial loans and industrial loans comprise the largest portion of the Bank’s loan portfolio. Residential mortgage loans comprise the second largest portion of the Bank’s loan portfolio. At December 31, 2020, the Bank had a loan concentration in Commercial Real Estate loans for rentals and property development management purposes totaling $322.0 million, representing 22.5% of our $1.43 billion in total loans outstanding.

We offer a wide range of deposit products for retail and business banking markets including checking accounts, interest-bearing transaction accounts, savings accounts, time deposits and retirement accounts. Our branch network enables us to attract deposits from throughout our market area with a customer-oriented product mix, competitive pricing and convenient locations. At December 31, 2020, the Bank had deposit concentrations in government savings and demand deposits totaling $354.7 million (16.7%) and $362.5 million (17.0%), respectively, of our $2.12 billion in total deposits.

In addition, correspondent bank deposit accounts are maintained to enable the Bank to transact types of activity that it would otherwise be unable to perform or would not be cost effective due to the size of the Bank or the volume of activity. The Bank has utilized several correspondent banks to process a variety of transactions. The Bank also provides a multitude of other products and services to complement our lending and depository services. These include wire and Automated Clearing House transfers, cashier’s checks, traveler’s checks, corporate and consumer credit cards, bank-by-mail, ATMs, night depositories, safe deposit boxes, direct deposit, electronic funds transfers, online banking and bill payments, merchant services, check imaging, and other customary banking services. We currently operate ATMs in seventy-nine locations.

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

The financial services industry continues to undergo rapid technological changes involving the frequent introductions of new technology-driven products and services that have further increased competition. The Bank may not adopt these new technologies and products ahead of its competitors, and there is no assurance that these technological improvements, if made, will increase the Company’s operational efficiency, or that the Company will be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.

Employees

At December 31, 2020, the Bank had 581 full-time employees and 612 total employees. The Bank’s employees are not represented by any union or collective bargaining agreement, and the Bank believes its employee relations are good.

Supervision and Regulation

Recent Developments

The COVID-19 pandemic has prompted legislative and regulatory action designed to address the pandemic’s challenges. On March 22, 2020, the federal bank regulatory agencies issued the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus , which publicly encouraged regulated depository institutions to work with borrowers experiencing financial hardship due to COVID-19.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), a $2.2 trillion economic stimulus law, was enacted. The CARES Act and various regulations promulgated thereunder contain many provisions that impact financial institutions, including, among others, the following:

•

Forbearance protections for borrowers with federally-backed one-to-four family mortgage loans and federally-backed multifamily mortgage loans experiencing financial hardship due to COVID-19, and eviction protections for tenants in multifamily properties that are taking advantage of forbearance protections. In addition, the CARES Act provides a prohibition on the initiation of foreclosure actions by servicers of federally-backed mortgage loans.

•	Relief for banks from characterizing loan modifications related to the COVID-19 pandemic as “troubled debt restructurings”, including impairment accounting for such modifications.
•

The Paycheck Protection Program (the “PPP”), initially a $349 billion fund available in the form of Small Business Administration (“SBA”) 7(a) loans made by financial institutions to eligible borrowers. PPP loans are federally-guaranteed carrying an annual interest rate of 1% and may be forgiven if borrowers meet certain statutorily mandated conditions relating to, for example, employee retention and permissible uses of loan proceeds. After the initial fund for PPP loans was exhausted, the program was extended multiple times until expiring on August 8, 2020. In January 2021, the SBA reopened PPP for eligible borrowers that did not receive a PPP loan during the initial PPP phase, as well as for a certain subset of borrowers who had received an initial PPP loan previously.

To further support the financing and liquidity necessitated by the various economic programs designed to alleviate the impact of COVID-19, the Federal Reserve, in cooperation with the Department of the Treasury, established several financing and liquidity facilities, including, for example, the Main Street Lending Program, the Money Market Mutual Fund Liquidity Facility (“MMLF”), and the Paycheck Protection Program Liquidity Facility (“PPPLF”). In particular, the PPPLF is designed to provide an adequate liquidity source to financial institutions for purposes of funding PPP loans. The federal bank regulatory agencies issued multiple rules throughout 2020 that were designed to provide relief to financial institutions from any adverse regulatory capital or liquidity impacts resulting from the Federal Reserve’s liquidity facilities.

Other Developments

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

On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “EGRRCPA”) amended provisions in the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) of 2010 as well as certain other statutes administered by the federal bank agencies. We continue to monitor and implement rules and regulations of the Dodd-Frank Act and the EGRRCPA as they are adopted and modified, and to evaluate their application to our business.

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

On November 21, 2018, the federal banking agencies jointly issued a proposed rule required by the EGRRCPA that would permit qualifying banks and bank holding companies that have less than $10 billion in consolidated assets to elect to be subject to a 9% leverage ratio that would be applied using less complex leverage calculations (commonly referred to as the community bank leverage ratio or “CBLR”). Under the final rule, which was effective on January 1, 2020, banks and bank holding companies that opt into the CBLR framework and maintain a CBLR of greater than 9% would not be subject to other risk-based and leverage capital requirements under the Basel III Capital Rules and would be deemed to have met the well capitalized ratio requirements under the “prompt corrective action” framework. The Company and the Bank did not opt into the CBLR framework on its effective date.

It is difficult to predict at this time what other specific impacts the EGRRCPA and the remaining, yet-to-be-written implementing rules and regulations will have on community banks. However, compliance with the EGRRCPA, the Dodd-Frank Act and its implementing rules and regulations has resulted in, and is expected to continue to result in, increased operating and compliance costs.

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

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Des Moines. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its members. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. As an FHLB member, the Bank is required to own a certain amount of capital stock in the FHLB. At December 31, 2020, the Bank was in compliance with the FHLB’s stock ownership requirement.

Regulatory Capital Guidelines. The federal banking agencies have established minimum capital standards known as risk-based capital guidelines. These guidelines are intended to provide measures of capitalization that reflect the degree of risk associated with a bank’s operations. The risk-based capital guidelines include both a definition of capital and a framework for calculating the amount of capital that must be maintained against a bank’s assets and off-balance sheet items. The amount of capital required to be maintained is based upon the credit risks associated with the various types and quality of a bank’s assets and off-balance sheet items. A bank’s assets and off-balance sheet items are classified under several risk categories, with each category assigned a particular risk weighting from 0% to 150%. The Bank’s Tier 1 capital consists of its capital stock, capital surplus, treasury stock, undivided earnings and the cumulative effect of the FDIC’s adjustment of our intangible assets. Our Tier 2 capital adds to Tier 1 the allowed portion of our reserves for possible loan losses. The inclusion of Tier 2 capital as qualifying capital for regulatory purposes is subject to certain other requirements and limitations of the federal banking agencies. The federal regulators require a minimum ratio of total qualifying capital to risk-adjusted assets of 8.0%, a minimum ratio of Tier 1 capital to risk-adjusted assets of 6.0%, a minimum amount of Tier 1 capital to total assets (referred to as the “leverage ratio”) of 4% and a minimum ratio of Common Equity Tier 1 Capital to risk-adjusted assets of 4.5%. As of December 31, 2020, the Company’s capital levels met all minimum regulatory requirements and the Bank was considered “well capitalized” under the regulatory framework for prompt corrective action described below. There is no condition or event since December 31, 2020, that management believes has changed the Company’s or the Bank’s capitalization category.

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

The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. The FDIC is required to set the reserve ratio for the DIF annually at no less than 1.35% of estimated insured deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. The assessment base consists of average consolidated total assets during the assessment period minus the average tangible equity during the assessment period.

Effective June 26, 2020, the FDIC adopted a final rule to mitigate the effect on deposit insurance assessments when an insured institution participates in the PPP, the PPPLF, and the MMLF. Under the rule, the FDIC provides adjustments to the risk based premium formula and certain of its risk ratios, and provides an offset to an insured institution’s total assessment amount due for the increase to its assessment base attributable to participation in the PPP and MMLF.

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

Privacy. The Federal Reserve Board and other bank regulatory agencies have adopted guidelines for safeguarding confidential, personal customer information. These guidelines require financial institutions to create, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information, and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. The Bank has adopted a customer information security program to comply with these requirements. On December 18, 2020, the FDIC, along with the other federal financial regulatory agencies, announced a proposal that would require supervised banking organizations to promptly notify their primary federal regulator in the event of a computer security incident.

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

USA Patriot Act of 2001. Under the USA Patriot Act of 2001 (the “Patriot Act”), financial institutions are subject to prohibitions regarding specified financial transactions and account relationships, as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. Among other things, the Patriot Act requires: (i) enhanced due diligence policies, procedures, and controls on banks opening or holding accounts for foreign banks or wealthy foreign individuals; and, (ii) requires all financial institutions to establish anti-money laundering programs. The Bank has adopted and implemented policies and procedures to comply with the requirements of the Patriot Act.

On January 1, 2021, the National Defense Authorization Act was enacted by Congress. The new law establishes the most significant overhaul of anti-money laundering regulations since the Patriot Act of 2001, including: (i) new beneficial ownership reporting requirements; (ii) whistleblower and penalty enhancements; (iii) improvements to existing information sharing provisions that permit financial institutions to share information relating to suspicious activity reports for purposes of combating illicit finance risks; and (iv) provisions emphasizing the importance of risk-based approaches to anti-money laundering program requirements.

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

Global health concerns relating to the COVID-19 pandemic and related government actions taken to reduce the spread of the virus have impacted the macroeconomic environment, significantly increased economic uncertainty and reduced economic activity. Our business and earnings are closely tied to the economies of Guam, San Francisco, CNMI, FSM, RMI and ROP. These local economies rely heavily on tourism, real estate, construction, and other service-based industries. Lower visitor arrivals or spending, real or threatened acts of war or terrorism, public health issues and the spread of the COVID-19 virus may impact consumer and corporate spending. The impacts of the various travel restrictions, stay-at-home orders and quarantine requirements for visitors to Guam have had a dramatic impact on tourism. These events have contributed to a significant deterioration in general economic conditions in our markets which adversely impacted us and our customers’ operations. It is uncertain how long these conditions will last or how significant the impacts will be.

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

The COVID-19 pandemic is creating extensive disruptions to the global economy and the lives of individuals throughout the world. While the scope, duration and full effects of the pandemic are rapidly evolving and not fully known, the pandemic and related efforts to contain it have disrupted global economic activity, adversely affected the functioning of financial markets, impacted interest rates, increased economic and market uncertainty and disrupted trade and supply chains. If these effects continue for a prolonged period or result in sustained economic stress or recession, many of the other risk factors identified below could be exacerbated and such effects could have a material adverse impact on us in a number of ways related to credit, collateral, capital, customer demand, funding, liquidity, operations, interest rate risk, and human capital.

Risks Related to Our Markets and Business

Our business may be adversely affected by conditions in the financial markets and economic conditions generally.

Our operating results are impacted by general business and economic conditions in the islands where we operate, the U.S. and, to some extent, abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity markets, broad trends in industry and finance, the strength of the U.S. economy and uncertainty in financial markets globally, all of which are beyond our control. A deterioration in economic conditions in one or more of these areas could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values, and a decrease in demand for our products and services, among other things, any of which could have an adverse effect on our business, results of operations, and financial condition.

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

A downturn in our real estate markets could adversely affect our business because many of our loans are secured by real estate. Real estate lending (including commercial and construction) is a large portion of our loan portfolio. At December 31, 2020, approximately $866.4 million, or 60.5% of our loan portfolio, was secured by various forms of real estate, including residential and commercial real estate. The real estate securing our loan portfolio is concentrated in Guam and San Francisco. From time to time, there have been adverse developments affecting real estate values in one or more of our markets, and the market value of real estate can fluctuate significantly in a short period of time as a result of changing market conditions. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies, and acts of nature, such as earthquakes and typhoons. Additionally, commercial real estate lending typically involves larger loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. If real estate values decline, the value of the collateral securing some of our loans could be significantly reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished, and we would be more likely to suffer losses on defaulted loans.

Our largest loan relationships currently make up a significant percentage of our total loan portfolio.

As of December 31, 2020, our 10 largest borrowing relationships totaled $345.0 million in commitments (including unfunded commitments), or approximately 24.1% of our total gross loans. The concentration risk associated with having a small number of relatively large loan relationships is that, if one or more of these relationships were to become delinquent or suffer default, we could be at risk of material losses. The allowance for credit losses may not be adequate to cover losses associated with any of these relationships, and any loss or increase in the allowance could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We seek to mitigate the risks inherent in our loan portfolio by adhering to specific underwriting practices. Although we believe that our underwriting criteria are appropriate for the various kinds of loans we make, our underwriting criteria may not correctly assess the creditworthiness of a borrower, and we may incur losses on loans that meet our underwriting standards. These losses may exceed the amounts set aside as reserves in our allowance for loan losses. Due to economic conditions in the recent past, many lending institutions, including the Bank, experienced declines in the performance of their loans, including consumer and commercial loans. The value of real estate collateral supporting some commercial loans declined and may decline again in the future. Developments in the financial industry and credit markets may adversely impact our financial condition and results of operations.

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

We strive to carefully manage and monitor credit quality and to identify deteriorating loans, and adjust the allowance for loan losses accordingly. However, because future events are uncertain and because we may not successfully identify all deteriorating loans in a timely manner, there may be loans that deteriorate in an accelerated time frame. As a result, future additions to the allowance may be necessary. Further, because the loan portfolio contains some commercial real estate, construction, and land development loans with relatively large balances, deterioration in the credit quality of one or more of these loans may require a significant increase to the allowance for loan losses. Future additions to the allowance may also be required due to changes in the financial condition of borrowers, such as changes resulting from potentially worsening economic conditions, or as a result of incorrect assumptions by management in determining the allowance for loan losses. As discussed in Note 6, in 2019 two commercial loan borrowers filed for bankruptcy. The first borrower filed on January 16, 2019, and sought bankruptcy protection in order to reorganize under Chapter 11 of Title 11 of the United States Code. This borrower has an outstanding relationship of $8.2 million in unsecured loans as of December 31, 2020. The Bank retains the right of offset against a minimum of $6.8 million in the customer’s depository accounts, and has made a specific allowance for loan losses of $3.5 million at December 31, 2020. The second borrower filed for bankruptcy on April 30, 2019, with an outstanding relationship of $2.3 million at December 31, 2019. This bankruptcy case was settled during the third quarter of 2020.

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

At December 31, 2020, nonperforming loans were 1.04% of the total loan portfolio, and 0.63% of total assets, as compared to 0.84% and 0.57% at December 31, 2019, respectively, indicating a decreased level of risk. Nonperforming assets adversely affect our earnings in various ways. Depending upon economic and market conditions, we may incur losses relating to an increase in nonperforming assets. We do not record interest income on non-accrual loans or other real estate owned, thereby adversely affecting our income, and increasing our loan administration costs. Upon foreclosure or similar proceedings, we record the foreclosed asset at the fair value of the asset, reduced by estimated selling costs, which may result in a loss. An increase in the level of nonperforming assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the increased risk profile. While we reduce problem assets through collection efforts, asset sales, workouts, restructurings and otherwise, decreases in the value of the underlying collateral or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, our results of operations and our financial condition.

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

For the year ended December 31, 2020, we recorded a $10.4 million provision for loan losses, charged off $5.6 million of loans, and recovered $2.2 million of loans previously charged off. At December 31, 2020, we had $866.4 million in commercial and residential real estate loans and construction loans, of which $9.2 million was on non-accrual. Nonperforming commercial & industrial loans comprise of 58.6% of our nonperforming assets, commercial real estate loans comprise 18.1%, and residential mortgage loans comprise 14.9%. Deterioration in the real estate market in Guam, San Francisco and/or the Commonwealth of the Northern Mariana Islands could affect the ability of our loan customers to service their debt, which could result in additional loan charge-offs and provisions for loan losses in the future, and could have a material adverse effect on our financial condition, results of operations and capital.

The Bank has one significant borrowing relationship in bankruptcy totaling $8.2 million at December 31, 2020. The Bank has calculated a specific reserve within the allowance for this borrowing relationship in bankruptcy in the amount of $3.5 million, and believes it has sufficient collateral for the remaining amount. As a result, the Bank’s management believes that at December 31, 2020,  there is sufficient coverage to protect the Bank’s exposure to this relationship.

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

Our profitability depends in part on our success in attracting and retaining a stable base of low-cost deposits. At December 31, 2020, 36.3% of our deposit base was comprised of non-interest bearing deposits, and the average rate on our interest-bearing deposits during 2020 was 0.10%. While we generally do not believe these core deposits are very sensitive to interest rate fluctuations, the competition for these deposits in our markets is strong. If we were to lose a significant portion of our low-cost deposits, it could negatively impact our liquidity and profitability.

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

The laws and regulations applicable to the banking industry could change at any time, and these changes may adversely affect our business and profitability.

We are subject to extensive federal and state regulation and may be the subject of further significant legislation or regulation in the future, none of which is within our control. The increased scope, complexity, and cost of corporate governance, reporting, and disclosure practices are proportionately higher for a company of our size and will affect our profitability more than that of some of our larger competitors. Current and future legal and regulatory requirements, restrictions, and regulations, may adversely impact our profitability, financial condition and operations; may require us to invest significant management attention and resources to evaluate and make any changes required by the legislation and related regulations; and may make it more difficult for us to attract and retain qualified executive officers and employees.

New legislation or regulations could impose restrictions on our operations and our ability to conduct business consistent with our historical practices. Financial regulatory agencies frequently adopt changes to their regulations or change the manner in which existing regulations are applied. Changes to statutes, regulations, accounting standards or regulatory policies, including changes in their interpretation or implementation by regulators, could affect us in substantial and unpredictable ways. Such changes could, among other things, subject us to additional costs and lower revenues, limit the types of financial services and products that we may offer, ease restrictions on non-banks and thereby enhance their ability to offer competing financial services and products, increase compliance costs, and require a significant amount of management’s time and attention. Changes in accounting standards could materially impact, potentially even retroactively, how we report our financial condition and results of our operations. Failure to comply with statutes, regulations, or policies could result in sanctions by regulatory agencies, civil monetary penalties, or reputational damage, each of which could have a material adverse effect on our business, financial condition, and results of operations.

Additionally, like all regulated financial institutions, we are affected by monetary policies implemented by the Federal Reserve and other federal instrumentalities. A primary instrument of monetary policy employed by the Federal Reserve is the restriction or expansion of the money supply through open market operations. This instrument of monetary policy frequently causes volatile fluctuations in interest rates, and it can have a direct, material adverse effect on the operating results of financial institutions including our business. Borrowings by the United States government to finance government debt may also cause fluctuations in interest rates and have similar effects on the operating results of such institutions. We do not have any control over monetary policies implemented by the Federal Reserve or otherwise and any changes in these policies could have a material adverse effect on our business, financial condition, results of operations and prospects.

Any future FDIC insurance premium increases will adversely affect our earnings.

As an FDIC-insured institution, the bank is assessed a quarterly deposit insurance premium. The FDIC uses a risk-based assessment system that calculates FDIC insurance premiums based on an institution’s unsecured debt, secured liabilities and brokered deposits. If the Bank or insured institutions as a whole present a greater risk to the FDIC Deposit Insurance Fund in the future than they do today, if the FDIC Deposit Insurance Fund becomes depleted in any material respect, or if other circumstances arise that lead the FDIC to determine that the FDIC Deposit Insurance Fund should be strengthened, the Bank could be required to pay significantly higher deposit insurance premiums and/or additional special assessments to the FDIC. Those premiums and/or assessments could have a material adverse effect on the Bank’s earnings, thereby reducing the availability of funds to pay dividends to to the Company.Our FDIC deposit insurance expense for the year ended December 31, 2020, was $1.4 million.

The complying with consumer protection regulations and policies could adversely affect our business.

The Consumer Financial Protection Bureau (“CFPB”), is a regulatory entity with broad powers to supervise and enforce consumer protection laws. The CFPB has extensive rulemaking authority for a wide range of consumer protection laws that apply to banks and other types of lenders, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. It also has examination and enforcement authority over all banks with more than $10 billion in assets. Institutions with less than $10 billion in assets, like the Bank, are examined for compliance with consumer protection laws by their primary bank regulators, but these regulators defer to the CFPB’s rules and interpretations in evaluating a bank’s compliance with consumer protection laws. Therefore, although the CFPB does not directly supervise us, the actions of the CFPB significantly impact our operations.

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

Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and tax basis of assets and liabilities computed using enacted tax rates. If we determine that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we are required under generally accepted accounting principles to establish a full or partial valuation allowance. If we determine that a valuation allowance is necessary, we are required to incur a charge to operations. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our net deferred tax asset will be realized. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. At December 31, 2020, we had a net deferred tax asset of $8.5 million. For the year ended December 31, 2020, we established a partial valuation allowance of $1.3 million to reduce the net deferred tax asset of $9.8 million because, in management’s opinion, it is more likely than not that only the remaining $8.5 million will be realized. If we were to determine at some point in the future that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we would be required, under generally accepted accounting principles, to establish a full or increase any partial valuation allowance, which would require us to incur a charge to operations for the period in which the determination was made. The deferred tax asset valuation allowance at December 31, 2020, was decreased by $550 thousand, as compared to a decrease of $373 million at December 31, 2019.

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

In 2020, the Bank permanently closed the Malesso branch, effective April 3, 2020, and the Tumon branch, effective May 19, 2020. In addition, the Bank closed the Dededo and Harmon branches, effective January 29, 2021.

For additional information on operating leases and rent expense, see Note 16 to the Consolidated Financial Statements.

ITEM 3.	Legal Proceedings

Neither the Company nor the Bank is involved in any legal proceedings other than those occurring on a routine basis in the ordinary course of business. The majority of such proceedings have been initiated by the Bank in the process of collecting delinquent loans. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition, results of operations and cash flows of the Company as of December 31, 2020.

ITEM 4.	Mine Safety Disclosures

None.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

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

As of March 22, 2021, there were approximately 4,496 holders of record of common stock. There are no other classes of common equity.

Dividends

Payment of dividends by the Company on its common stock is subject to various factors, including regulatory restrictions and guidelines. See Part I. Item 1. “Business – Supervision and Regulation – Regulation of BankGuam Holding Company” and “ – Regulation of the Bank” for further detail.

The Company declared and paid dividends of $0.10 per share to stockholders as of a declaration date for each share of common stock outstanding in each of the eight calendar quarters ended December 31, 2020. The decision whether to pay future dividends will be made by our Board of Directors in light of conditions then existing, including factors such as our results of operations, financial condition, business conditions, regulatory capital requirements and covenants under any applicable contractual arrangements, including agreements with regulatory authorities.

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

	At December 31, 2020
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	$8.44	1,349,015
Equity compensation plans not approved by security holders	-	$-	-
Total	-	$8.44	1,349,015

ITEM 6.	Selected Financial Data

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

The COVID-19 pandemic and resulting governmental responses impacted our operations in 2020. See “Note 2 – Summary of Significant Accounting Policies – COVID-19” for a discussion.

For the year ended December 31, 2020, net income attributable to common stockholders was $11.9 million, or $1.23 per basic and diluted common share. For the year ended December 31, 2019, net income was $15.6 million, or $1.62 per basic and diluted common share.

The returns on average assets and average equity for the year ended December 31, 2020, were 0.55% and 7.21%, respectively, compared to 0.83% and 10.23%, respectively, for 2019. The equity to asset ratios for the same periods were 7.53% and 8.41%, respectively, while the dividend payout ratios were 35.40% and 27.30%, respectively. As provided in the 2018 Form 10-K that was filed with the Securities and Exchange Commission on March 15, 2019, the returns on average assets and average equity for the year ended, were 0.67% and 8.86%, respectively. For that year, the equity to assets ratio and dividend payout ratio were 7.84% and 31.35%, respectively.

The following are major factors that impacted the Company’s results of operations:

•

Net interest income decreased 8.8% to $82.5 million for the year ended December 31, 2020, from $90.4 million for the year ended December 31, 2019, due to a $8.1 million decrease in interest income, partially offset by an decrease of $225 thousand in interest expense.

•

The net interest margin decreased 105 basis points to 3.87% for the year ended December 31, 2020, compared with 4.93% for the year ended December 31, 2019. The decrease in the net interest margin for 2020 compared to 2019 was primarily due to a 78 basis point decrease in the average yield on our loan portfolio, a 75 basis point decrease in the average yield on our securities portfolio, and a 158 basis point decrease in the average yield on our deposits with other financial institutions; the average rates that we paid on deposits decreased by 4 basis points.

•

The provision for loan losses was $10.4 million for the year ended December 31, 2020, $570 thousand higher than the provision during 2019. The 2020 provision was increased to reflect the increasing risks related to the ongoing pandemic. The provision is deemed by management to provide a sufficient allowance for loan losses due to the higher risk to the overall loan portfolio and to net losses of $3.4 million during the year, including $6 thousand assigned to the reserve for off-balance sheet risk.

•

Non-interest income was $16.4 million for the year ended December 31, 2020, $1.3 million less than the $17.7 million for the year ended December 31, 2019. The decrease in non-interest income in 2020 compared to 2019 were primarily due to a $978 thousand decrease in Trustee Fees, a $402 thousand decrease in service charges and fees, and a $354 thousand decrease in net income from mechant services, partially offset by a $328 thousand increase in net cardholder income.

•

Non-interest expense was $72.6 million for the year ended December 31, 2020, compared to $76.6 million for the year ended December 31, 2019. The decrease of 5.2%, primarily due to a decrease of $1.7 million in general, administrative and other expenses, a $1.2 million decrease in other real estate owned expenses, a $693 thousand decrease in training and education expenses, a $588 thousand decrease in salaries and employee benefits, and a $518 thousand decrease in professional services, partially offset by a rise of $513 thousand in the FDIC assessment, and an increase of $434 thousand in equipment and depreciation.

•

The 22.7% decrease of net after tax income to $12.5 million in 2020 compared to $16.2 million 2019 was due to the $7.9 million decrease in net interest income, the $1.3 million fall in non-interest income, and the increase of $570 thousand in provision for loan losses, partially offset by a decrease of $2.1 million in income tax expense, and a reduction of $4.0 million in non-interest expense.

The following are important factors in understanding our current financial condition and liquidity position:

•

Cash, interest-bearing deposits in other banks, and investment securities available-for-sale collectively increased by $288.9 million (56.8%), to $797.7 million, at December 31, 2020, from $508.8 million at December 31, 2019. This increase in liquid assets is due to an increase of $150.9 million in interest bearing deposits in other banks, a rise of $133.0 million in securities available-for-sale, and an increase of $5.0 million increase in cash.

•

Total assets increased by $399.3 million or 20.4%, from $1.95 billion at December 31, 2019, to $2.35 billion at December 31, 2020. This increase was composed of a $155.9 million or 118.4% increase in cash and cash equivalents to $287.6 million at December 31, 2020 compared to $131.7 million at December 31, 2019, the increase in investment securities by $129.6 million to $556.7 million at December 31, 2020 compared to $427.1 millon at December 31, 2019, and the increase of $117.5 million in net loans (net of deferred fees and the allowance for loan losses) to $1.39 billion at December 31, 2020, compared to $1.28 billion at December 31, 2019, partially offset by a decrease of $6.4 million in other assets to $77.1 million at December 31, 2020 compared to $83.5 million at December 31, 2019. The increase in loans was primarily attributable to an increase of $158.9 million in gross commercial loans, to $1.10 billion at the end of 2020 compared to $945.6 million a year earlier, of which $85.7 million is attributed PPP loans outstanding, partially offset by a decrease of $33.3 million in gross consumer loans, to $327.2 million at December 31, 2020, from $360.5 million at December 31, 2019. The contra to the increase of total assets, total liabilities increased by $386.5 million, to $2.18 billion at December 31, 2020, based upon an increase of $388.9 million in total deposits from the previous year end. Enhancing the effect of the increase in total liabilities, total stockholders’ equity increased by $12.8 million, composed of the $8.1 million increase in retained earnings, a $4.4 million improvement in accumulated other comprehensive loss, and a $299 thousand increase in additional paid-in common stock.

•	Classified assets increased to $92.5 million at December 31, 2020, compared to $77.7 million at December 31, 2019.
•

The allowance for loan losses at December 31, 2020, was $34.8 million, or 2.43% of total gross loans. The allowance for loan losses at December 31, 2019, was $27.9 million, or 2.13% of total gross loans.

•	Nonperforming loans increased by $3.9 million to $14.9 million, or 1.04% of total gross loans, at December 31, 2020, from $11.0 million, or 0.84% of total gross loans, at December 31, 2019.
•	Net loan charge-offs were $3.4 million during the year ended December 31, 2020, as compared to the $5.7 million in net charge-offs for the year ended December 31, 2019.
•

The ratio of noncore funding of $14.2 million (which consists of $250,000 and over time deposits plus short-term borrowings) to total assets was 0.60% at December 31, 2020, compared to $14.2 million, or 0.73% of total assets, at December 31, 2019.

•

The loan-to-deposit ratio decreased to 67.6% at December 31, 2020, as compared to 75.5% at December 31, 2019, due to the $388.9 million growth in deposits, which exceeded the total gross loan growth of $125.7 million.

•

There are no conditions or events since the notification that management believes have changed the Bank’s category. The Company’s capital ratios significantly exceed regulatory requirements for a well-capitalized financial institution. The leverage ratio of the Company was 7.47%, with a Tier 1 risk-based capital ratio of 12.00%, a total risk-based capital ratio of 14.31%, and a common equity Tier 1 risk-based capital ratio of 11.32% at December 31, 2020, compared to the leverage ratio of 8.42%, with a Tier 1 risk-based capital ratio of 12.06%, a total risk-based capital ratio of 14.42% and a common equity Tier 1 risk-based capital ratio of 11.34% at December 31, 2019. The changes in our capital ratios from December 31, 2019, to December 31, 2020, were due to the retention of $8.1 million in earnings during 2020, and the increase in the average assets by $361.7 million during the same period.

Deposits

The composition and cost of the Bank’s deposit base are important in analyzing the Bank’s net interest margin and balance sheet liquidity characteristics. The Bank’s depositors are generally located in its primary market area. Depending on loan demand and other funding requirements, the Bank also attracts deposits through its interest rate pricing. The Bank monitors all deposits that may be sensitive to interest rate changes to help ensure that liquidity risk does not become excessive due to deposit migration. Deposits at December 31, 2020, were $2.119 billion, compared to $1.730 billion at December 31, 2019. The 22.5% increase was primarily due to the rise of $231.4 million, or 24.0%, in consumer, commercial and government in deposits in Guam, the increase of $74.3 million (25.7%) in the Commonwealth of the Northern Mariana Islands, primarily in government deposits, the rise of $82.0 million (19.2%) in the Freely Associated States of Micronesia, and $1.2 million (2.6%) in the Bank’s deposits in the California region. The significant increase in total deposits was primarily due to the receipt of funds from various COVID-19 federal relief programs.

The Bank does not currently accept brokered deposits because it already maintains ample liquidity.

Liquidity

Our liquidity position refers to our ability to maintain cash flows sufficient to fund operations and to meet obligations and other commitments in a timely fashion. We believe that the Bank’s liquidity position is more than sufficient to meet our operating expenses, borrowing needs and other obligations for  2021, and management has tested and determined that, even under severely stressed scenarios, the Bank’s liquidity will be more than adequate to meet our requirements. At December 31, 2020, our liquidity increased by $288.9 million, 56.8%  of total cash and cash equivalents and available-for-sale investment securities totaling $797.7 million compared to $508.8 million at December 31, 2019. Once the increases in our loan portfolio and other assets were accommodated, the marginal increase in our deposit liabilities and smaller increase in our equity were channeled into a decrease in cash and cash equivalents, and our available-for-sale investment securities. At December 31, 2020, we had $287.6 million in cash and cash equivalents and approximately $187.9 million in available borrowing capacity from various sources, including the Federal Home Loan Bank (“FHLB”), which is subject to the purchase of activity based stock at par equivalent to 4.00% of the borrowing, the Federal Reserve Bank of San Francisco (“FRB”), and Federal Funds facilities with several financial institutions. The Bank also had approximately $196.3 million in unpledged securities available at December 31, 2020. Our loan-to-deposit ratio decreased to 67.6% at December 31, 2020, compared to 75.5% at December 31, 2019, as our gross loans increased by 9.6% and our deposits increased by 22.5%.

Lending

Our loans originate almost entirely through the branch offices located in our primary market. As the Bank approached a saturation point in our island service area, we expanded our activities in California through our branch in San Francisco. The total loan portfolio remains well diversified with commercial real estate loans accounting for 47.9%  and commercial and industrial loans accounting for 25.6% of the total loan portfolio at December 31, 2020. Construction loans decreased from 5.4% of the portfolio at December 31, 2019, to 3.6% at December 31, 2020. Residential mortgages and other consumer-related loans accounted for the remaining 22.9% of total loans at December 31, 2020. The increase in gross loans during 2020 compared to 2019 was primarily due to an increase of $158.9 million, or 16.8%, in our commercial loan portfolio, partially offset by a $33.3 million, or 9.2%, decrease in consumer loans. The Bank also had a decrease of $2.6 million in loans sold to the Federal Home Loan Mortgage Corporation (“Freddie Mac”) from $189.5 million at December 31, 2019, to $186.9 million at December 31, 2020, but these loans are off-book, except for the value of the associated mortgage servicing rights. The Bank exercises careful selectivity with respect to the types of loans it chooses to originate.

With the passage of the Paycheck Protection Program, administered by the Small Business Administration, the Bank actively participated in assisting its customers with applications for resources through the program. PPP loans have either a two-year or five-year term and earn interest at 1%. The Bank believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. In 2020, the Bank approved and funded over $93.4 million in PPP loans. Through December 31, 2020, a total of $7.7 million in PPP loans were forgiven reducing the outstanding balance to $85.7 million at year-end. On January 13, 2021, the SBA re-opened the PPP program and began accepting applications for PPP loans. As of March 18, 2021, the bank approved and funded over $28.6 million in additional PPP loans. It is the Bank’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Bank could be required to establish additional allowance for loan loss through additional credit loss expense charged to earnings.

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

After several years of historically low rates the Federal Reserve increased the target Federal Funds Rate by 25 basis points four times during 2018, on March 21, June 13, September 26 and December 19, ending in a target range from 2.25% to 2.50%. In 2019, the target Federal Funds Rate was cut three times on July 31, September 18, and October 30, ending the target range from 1.50% to 1.75%. On March 3, 2020, the Federal Open Market Committee reduced the target range for federal funds by 50 basis points to 1.00% - 1.25%. This rate was further reduced to a target range of 0% - 0.25% on March 16, 2020. The decrease in short-term rates affected the rates applicable to the Bank’s floating rate loans. In conjuction with the decrease in short-term interest rates, the overall cost of interest-bearing deposits, which represent the Bank’s primary funding source, decreased by .04% by the end of 2020, which includes the issuance of subordinated debt on June 27, 2019. The decrease in the yields on the Bank’s interest earnings assets reduced its net interest margin, from 4.93% in 2019 to 3.87% in 2020.

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

During the past several years, the Bank’s principal source of increases in capital has been retained earnings, supplemented by stock purchases through our Employee Stock Purchase Plan, and issuances of common and preferred stock. See Note 14 of Notes to Consolidated Financial Statements in Item 15 of this Annual Report for a description of the Employee Stock Purchase Plan. Since the formation of the Company in 2011, though, the Bank’s assets have grown by 113.2%, prompting the Bank to seek additional sources of capital. Those more traditional sources of additional capital are finally catching up, having increased by 99.6% during the same period. A portion of the increase in capital was derived from the sale of additional common and preferred stock and the issuance of subordinated debt.

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

Distribution, Rate and Yield

The following Distribution, Rate and Yield table presents the average amounts outstanding during 2020 and 2019 for the major categories of the Company’s balance sheet, the average interest rates earned or paid thereon, and the resulting net interest margin on average interest earning assets for the periods indicated. Average balances are based on monthly averages.

	Years Ended December 31,
	2020			2019
	Average Balance	Interest Earned/Paid	Average Yield/Rate	Average Balance	Interest Earned/Paid	Average Yield/Rate
Interest earning assets:
Short term investments[1]	$259,778	$559	0.22%	$123,371	$2,218	1.80%
Investment Securities²	494,323	7,057	1.43%	443,990	9,674	2.18%
Loans³	1,375,582	77,151	5.61%	1,267,311	81,013	6.39%
Total earning assets	2,129,683	84,767	3.98%	1,834,672	92,905	5.06%
Noninterest earning assets	122,271			112,265
Total assets	$2,251,954			$1,946,937
Interest-bearing liabilities:
Interest-bearing checking accounts	$301,043	$246	0.08%	$260,904	$311	0.12%
Savings accounts	712,491	996	0.14%	889,170	1,591	0.18%
Certificates of deposit	298,921	72	0.02%	29,769	107	0.36%
Subordinated debt	14,765	955	6.47%	8,601	485	5.64%
Total interest-bearing liabilities	1,327,220	2,269	0.17%	1,188,444	2,494	0.21%
Non-interest bearing liabilities	751,518			601,067
Total liabilities	2,078,738			1,789,511
Stockholders’ equity	173,216			157,426
Total liabilities and stockholders’ equity	$2,251,954			$1,946,937

Net interest income		$82,498			$90,411

Interest rate spread			3.81%			4.85%
Net interest margin			3.87%			4.93%

[1]	Includes interest bearing deposit balances we maintain with other financial institutions and the Federal Reserve Bank of San Francisco.
[2]	Includes all investment securities in the Available-for-Sale and the Held-to-Maturity classifications. The Bank did not own any tax exempt securities during 2020 and 2019.
[3]	Includes average balances of non-accrual loans.

The Distribution, Rate and Yield table above sets forth the dollar amounts in interest earned and paid for each major category of interest earning assets and interest-bearing liabilities for the noted periods, as well as their respective yields and costs, and the resulting interest rate spreads and net interest margins.

The Bank’s net interest margin, expressed as a percentage of average earning assets, was 3.87% for 2020, down 105 basis points from 4.93% for 2019, even as average earning assets increased by 16.1% during the year, from $1.83 billion in 2019 to $2.13 billion in 2020. The reason for the decrease in the net interest margin was that our average earning assets interest income decreased by $8.1 million, from $92.9 million in 2019 to $84.8 million in 2020, partially offset by the decrease in funding costs of 9.0%, from $2.5 million in 2019 to $2.3 million in 2020. Our average loan balances increased by $108.3 million, or 8.5%, and the average yield on the entire loan portfolio decreased by 78 basis points to 5.61% resulting in a decrease of interest earnings on loans by $3.9 million, or 0.8%. Yields on our investment securities portfolio decreased by 75 basis points and the yield on short term investments went down by 1.58%. Average total interest-bearing liabilities increased by 11.7% during 2020, to $1.33 billion from $1.19 billion the previous year, primarily due to the growth in consumer savings, commercial checking, and government checking and savings accounts as a result of the funds received by depositors from the CARES Act.

Net interest income for the year ended December 31, 2020, decreased by $7.9 million, to $82.5 million, compared to $90.4 million a year earlier, primarily due to the 150 basis points (1.50%) rate cut in March 2020 by the Federal Open Market Committee. This impacted our loan portfolio, investment securities, and short term deposits in other banks, including the Federal Reserve Bank of San Francisco.

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

The following table provides information regarding the changes in interest income and interest expense, attributable to changes in rates and changes in volumes that contribute to the total change in net interest income for the years ending December 31, 2020 and 2019. Variances attributable to both rate and volume changes are equal to the change in rate times the change in average balance and are included below in the average volume column.

	Year Ended December 31, 2020 vs. 2019
	(In thousands)
	Net Change in	Attributable to:
	Interest Income/Expense	Change in Rate	Change in Volume
Interest income:
Short term investments	$(1,659)	$(1,953)	$294
Investment securities	(2,617)	(3,336)	719
Loans	(3,862)	(9,934)	6,072
Total interest income	$(8,138)	$(15,223)	$7,085

Interest expense:
Interest-bearing checking accounts	$(65)	$(98)	$33
Savings accounts	(595)	(348)	(247)
Certificates of deposit	(35)	(100)	65
Other borrowings	470	71	399
Total interest expense	$(225)	$(475)	$250

Net interest income	$(7,913)	$(14,748)	$6,835

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

For 2020, the Bank had a provision for loan and credit losses of $10.4 million, and $6 thousand assigned to the reserve for unfunded credit commitments. The 2020 provision was $570 thousand more than the provision for 2019. The 2020 provision increased due to the risks related to the ongoing pandemic. The provision is deemed by management to provide a sufficient allowance for loan losses due to net chargeoffs of $3.4 million during the year, as well as to maintain the allowance for loan losses at a level that is adequate to absorb all reasonably expected future losses and to express management’s perception of risk in the existing loan portfolio, as well as changes in the quality of that portfolio. At December 31, 2020, management adjusted the economic risk factors to incorporate the current economic implications, which includes reduced tourism and higher unemployment due to the COVID-19 pandemic.

The allowance for loan losses represented 2.43% and 2.13% of total gross loans at December 31, 2020 and 2019, respectively. Provisions for loan losses are charged to operating income to bring the allowance for loan losses to a level deemed appropriate by the Bank based on the factors discussed under “Allowance for Loan Losses.”

Non-interest income

The following table sets forth the various components of the Company’s non-interest income:

	Years Ended December 31,		Increase (decrease) 2020 versus 2019
	2020 Amount	2019 Amount	Amount Change	Percent Change
Non-interest income
Service charges and fees	$6,317	$6,719	$(402)	-6.0%
Gain (loss) on sale of investment securities	265	347	(82)	23.6%
Income from merchant services	1,984	2,338	(354)	-15.1%
Income from cardholders, net	2,164	1,836	328	17.9%
Trustee fees	1,695	2,673	(978)	-36.6%
Other income	3,967	3,766	201	5.3%
Total non-interest income	$16,392	$17,679	$(1,287)	-7.3%

While net interest income remains the largest single component of total revenues, non-interest income is an important source, as well. In total, the Bank received $16.4 million in non-interest income during 2020, an decrease of $1.3 million from the $17.7 million recorded for 2019. The decrease from 2019 to 2020 was primarily due to a $978 thousand decrease in trustee fees resulting from the decrease in rates, a $402 thousand decrease in service charges and fees, and a $354 thousand decrease in income from merchant services. These decreases were partially offset by a  $328 thousand increase in our net income from cardholders.

Non-interest expense

The following table sets forth the various components of the Company’s non-interest expense:

	Years Ended December 31,		Increase (decrease) 2020 versus 2019
	2020 Amount	2019 Amount	Amount Change	Percent Change
Non-interest expense:
Salaries and employee benefits	$35,754	$36,342	$(588)	-1.6%
Occupancy	8,503	8,455	48	0.6%
Equipment and depreciation	11,811	11,377	434	3.8%
Insurance	1,918	1,878	40	2.1%
Telecommunications	1,455	1,394	61	4.4%
FDIC insurance assessment	1,402	889	513	57.7%
Professional services	1,974	2,492	(518)	-20.8%
Contract services	1,891	2,028	(137)	-6.8%
Other real estate owned	71	1,237	(1,166)	-94.3%
Stationery and supplies	502	802	(300)	-37.4%
Training and education	304	997	(693)	-69.5%
General, administrative and other	6,991	8,659	(1,668)	-19.3%
Total non-interest expense	$72,576	$76,550	$(3,974)	-5.2%

The following table indicates the percentage of non-interest expense in each category:

	Three Months Ended December 31,
	2020		2019
	Amount	Percent of Total	Amount	Percent of Total
Non-interest expense:
Salaries and employee benefits	$35,754	49%	$36,342	47%
Occupancy	8,503	12%	8,455	11%
Equipment and depreciation	11,811	16%	11,377	15%
Insurance	1,918	2%	1,878	3%
Telecommunications	1,455	2%	1,394	2%
FDIC insurance assessment	1,402	2%	889	1%
Professional services	1,974	3%	2,492	3%
Contract services	1,891	3%	2,028	3%
Other real estate owned	71	0%	1,237	2%
Stationery and supplies	502	1%	802	1%
Training and education	304	0%	997	1%
General, administrative and other	6,991	10%	8,659	11%
Total non-interest expense	$72,576	100%	$76,550	100%

Management considers the control of operating expenses to be a critical element of the performance of the Company and the Bank. As in years past, the Bank has undertaken initiatives to contain its non-interest expense and improve its efficiency. Nevertheless, total non-interest expense was $72.6 million for the year ended December 31, 2020, compared to $76.6 million for the year ended December 31, 2019, a decrease of $4.0 million. This decrease was largely the result of lower costs associated with general, administrative and other by $1.7 million, other real estate owned by $1.2 million, traininig and education by $693 thousand, and salaries and employee benefits by $588 thousand. The decreases in general, administrative and other expenses are primarily due to reduction of $883 thousand in public relations expense and $506 thousand in legal expense. The decrease in other real estate owned expense is primarily due to the charge off of two foreclosed properties, both in California, in order to meet regulatory requirements. Those decreases were partially offset by an increase of $513 thousand in FDIC insurance assessment, and $434 thousand increase in equipment and depreciation.

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

The Bank pays income taxes in Guam and the Commonwealth of the Northern Mariana Islands under a territorial “mirror” of the U.S. Internal Revenue Code, with payments made to the respective territorial governments instead of the U.S. Treasury; there is no equivalent of a state income tax in either of these jurisdictions. The Bank also pays taxes to the governments of the Republic of Palau, the Federated States of Micronesia, the Republic of the Marshall Islands and the State of California. The Bank’s territorial and state income tax expense in 2020 was $3.5 million, as compared to an income tax expense of $5.6 million in 2019.

The difference in the effective tax rate compared to the combined territorial, foreign and state statutory tax rate of 21% in effect for 2020 is primarily the result of the Bank’s portfolio of tax-exempt loans to the government of Guam totaling $35.1 million and $10.2 million at December 31, 2020 and 2019, respectively. Additionally, there was a one-time impact on total income tax expense and the effective tax rate in 2019 due to a $921 thousand adjustment.

Some items of income and expense are recognized in different years for tax purposes than when applying generally accepted accounting principles, leading to timing differences between the Bank’s actual tax liability and the amount accrued for this liability based on book income. These temporary differences comprise the “deferred” portion of the Bank’s tax expense or benefit, which is accumulated on the Bank’s books as a deferred tax asset or deferred tax liability until such time as they reverse. At the end of the years 2020 and 2019, the Bank had a gross deferred tax asset of $9.8 million and $9.4 million, respectively.

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

In assessing the realization of deferred tax assets at December 31, 2020, based on these factors, the Bank believed that it was more likely than not that the Bank will realize only $8.5 million of the benefits of these deductible differences. Therefore, a valuation allowance of $1.3 million for its deferred tax asset was recorded at December 31, 2020.

In assessing the realization of deferred tax assets at December 31, 2019, the Bank believed that it was more likely than not that the Bank would realize only $7.5 million of the benefits of these deductible differences. Therefore, a valuation allowance of $1.8 million for the deferred tax asset was recorded at December 31, 2019.

Financial Condition

As of December 31, 2020, total assets were $2.35 billion, an increase of 20.4% from $1.95 billion at December 31, 2019. Total securities available-for-sale (at fair value) were $510.1 million, an increase of 35.3% from $377.1 million at December 31, 2019. The total loan portfolio, net of allowance for loan losses and deferred fees, was $1.39 billion, an increase of $117.5 million, or 9.2% from $1.28 billion at year-end 2019. Interest bearing deposits in banks increased during 2020, rising to $244.8 million from $93.8 million at the end of 2019. Total deposits were $2.12 billion, an increase of just 22.5% from $1.73 billion at year-end 2019. The Bank had no short-term borrowings at December 31, 2020. The growth in deposits resulted from the receipt of various funds by our depositors from the CARES Act.

Securities Portfolio

The following table reflects the estimated fair value of Available-for-Sale securities and the amortized cost of Held-to-Maturity securities, for each category for the past two years:

Investment Portfolio

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$300,440	$54	$(2,348)	$298,146
U.S. government agency pool securities	28,783	29	(206)	28,606
U.S. government agency or GSE residential mortgage-backed securities	176,912	6,447	-	183,359
Total	$506,135	$6,530	$(2,554)	$510,111
Securities Held-to-Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$33,221	$93	$(15)	$33,299
U.S. government agency pool securities	4,515	15	(36)	4,494
U.S. government agency or GSE residential mortgage-backed securities	8,848	280	(10)	9,118
Total	$46,584	$388	$(61)	$46,911

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$75,496	$3	$(64)	$75,435
U.S. government agency pool securities	174,543	42	(1,088)	173,497
U.S. government agency or GSE residential mortgage-backed securities	128,409	181	(392)	128,198
Total	$378,448	$226	$(1,544)	$377,130
Securities Held-to-Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$31,723	$286	$(1)	$32,008
U.S. government agency pool securities	5,727	6	(70)	5,663
U.S. government agency or GSE residential mortgage-backed securities	12,534	67	(68)	12,533
Total	$49,984	$359	$(139)	$50,204

The amortized cost and fair value of investment securities by contractual maturity at December 31, 2020 and 2019, are shown below.

	December 31, 2020
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$5,115	$5,121	$11,990	$12,070
Due after one but within five years	13,255	13,432	2,325	2,358
Due after five but within ten years	129,708	131,340	26,214	26,348
Due after ten years	358,057	360,218	6,055	6,135
Total	$506,135	$510,111	$46,584	$46,911

	December 31, 2019
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$55,022	$54,980	$19,840	$19,982
Due after one but within five years	26,868	26,838	14,680	14,796
Due after five but within ten years	101,390	101,252	7,172	7,211
Due after ten years	195,168	194,060	8,292	8,215
Total	$378,448	$377,130	$49,984	$50,204

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

Approximately 91.6% of the Bank’s securities at December 31, 2020, were classified under existing accounting rules as “Available-for-Sale” to allow flexibility in the management of the portfolio. Accounting guidance requires Available-for-Sale securities to be marked to fair market value, with an offset to other comprehensive income (loss), a component of stockholders’ equity, recorded on a quarterly basis. The remaining 8.4% of the investment portfolio was in Held-to-Maturity securities, which the Bank is willing and believes it will be able to retain until they mature, and which are recorded on an amortized cost basis.

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

Compared to December 31, 2019, the Bank’s securities portfolio increased by $129.6 million to 23.7% of total assets at December 31, 2020, from 21.9% at December 31, 2019. The Bank increased its holding of mortgage-back securities by $51.5 million to $192.2 million at December 31, 2020, from $140.7 million at December 31, 2019, and its holdings of U.S. government agency and sponsored enterprise debt securities increased by $224.2 million, to $331.4 million during the same periods. These increases were partially offset by the Bank’s holdings of U.S. government agency pool securities, which decreased by $146.1 million, to $33.1 million at December 31, 2020, from $179.2 millon at December 31, 2019. The Bank has not used interest rate swaps or other derivative instruments to hedge fixed rate loans or securities to otherwise mitigate interest rate risk.

Loans

The Bank’s loans represent the largest portion of earning assets, substantially greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when assessing the financial condition of the Bank and the Company.

Gross loans represented 60.9% of total assets at December 31, 2020, as compared to 66.9% at December 31, 2019. The ratio of gross loans to deposits decreased to 67.6% at the end of 2020 from 75.5% at the end of 2019. Demand for loans has strengthened within the Bank’s Guam, Northern Mariana, and California markets, and declined in the Freely Associated States and Guam markets. The 23.8% increase in gross loans outstanding in the Commonwealth of the Northern Mariana Islands is due to the growth in commercial & industrial loans, while the 10.1% growth in Guam is due to the growth in commercial & industrial loans, and the 9.5% growth in California is due to continuing strength in the economy there. These increases were partially offset by the decrease in loans in the Freely Associated States by 9.5%.

The Loan Distribution table that follows sets forth the Bank’s gross loans outstanding, deferred fee income amortized over the life of some loans, the allowance for loan losses and the percentage distribution in each loan category at the dates indicated.

Loan Portfolio

	December 31, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
Commercial
Commercial & industrial	$366,942	25.6%	$282,426	21.6%
Commercial mortgage	685,138	47.9%	591,364	45.3%
Commercial construction	51,785	3.6%	71,101	5.4%
Commercial agriculture	629	0.0%	664	0.1%
Total commercial	1,104,494	77.1%	945,555	72.4%
Consumer
Residential mortgage	127,371	8.9%	124,250	9.5%
Home equity	2,076	0.1%	2,685	0.2%
Automobile	19,923	1.4%	21,631	1.7%
Other consumer loans[1]	177,822	12.5%	211,884	16.2%
Total consumer	327,192	22.9%	360,450	27.6%
Gross loans	1,431,686	100.0%	1,306,005	100.0%
Deferred loan (fees) costs, net	(4,159)		(2,863)
Allowance for loan losses	(34,805)		(27,870)
Loans, net	$1,392,722		$1,275,272

[1]	Comprised of other revolving and installment credit and overdrafts.

About three fourths of the Bank’s loan portfolio is concentrated in commercial loans (which include loans to governments), primarily in commercial real estate, multifamily rentals, hotels and gas stations, with the balance in working capital and equipment financing. These are followed by other consumer loans and residential mortgages. The increase in the Bank’s loan portfolio in 2020 was due to customary loan activity throughout our markets, increases in the commercial mortgage portfolios in the Commonwealth of the Northern Mariana Islands and California region, and the addition of two significant commercial & industrial loans in the Freely Associated States and Guam region, along with the addition of PPP loans in Guam, California and the CNMI.  The Bank’s gross loans were concentrated in Guam and San Francisco, at 83.4% of our gross loan portfolio as of December 31, 2020, compared to 83.2% as of December 31, 2019. The only industry concentration that was considered significant at December 31, 2020, was within our commercial mortgage loan portfolio, which was at 47.9% and 45.3% of total gross loans in 2020 and 2019, respectively.

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

The Bank is an active participant in the Small Business Administration (SBA), State Small Business Credit Initiative (SSBCI), Nor-Cal Financial Development Corp. and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred and Patriot Express Lender Programs. The Bank regularly makes such guaranteed loans, with an outstanding volume of $11.1 million at December 31, 2020.

As of December 31, 2020, commercial and residential real estate loans of $866.4 million consist primarily of adjustable and fixed rate loans secured by deeds of trust or mortgages on commercial and residential property, and comprised 60.51% of the total loan portfolio. The Bank’s commercial mortgages at December 31, 2020, consist of $685.1 million, or 47.9% of gross loans. Commercial construction loans comprise $51.8 million, or 3.6%, of gross loans. Residential mortgages, including home equity loans, were $129.4 million, or 9.0% of gross loans. Properties securing the commercial and residential real estate loans are located in the Bank’s primary markets, which include the San Francisco Bay area.

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

The Bank’s construction loans primarily finance the development and construction of commercial and residential properties. The Bank uses underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or availability of permanent mortgage financing prior to making the construction loan. Construction loans decreased by $19.3 million to $51.8 million at December 31, 2020, from $71.1 million at December 31, 2019.

Additionally, the Bank makes consumer loans for the purpose of financing automobiles, various types of consumer goods, and other personal purposes. Consumer loans generally provide for the monthly payment of principal and interest. Most of the Bank’s consumer loans are either unsecured, secured by the personal property being purchased or, in the case of home equity loans, real property.

At December 31, 2020, total gross loans had increased during the year by $125.7 million, or 9.6%, to $1.43 billion from $1.31 billion at December 31, 2019. The increase was largely attributed to a $158.9 million increase in commercial loans to $1.10 billion at December 31, 2020, from $945.6 million at December 31, 2019. This was primarily due to increases in commercial mortgage loans by $93.8 million, commercial & industrial loans by $84.5 million, partially offset by commercial construction loans of $19.3 million.  Further, the increase was partially offset by a $34.1 million decrease during 2020 in other consumer loans.

At December 31, 2020, loans outstanding were comprised of approximately 66.03% variable rate loans and 33.97% fixed rate loans.

Since it first opened in 1972, the Bank has expanded its operations and its branch network, first in Guam, then in the other islands of our region and in San Francisco, California. In the interests of enhancing performance and stability through market and industry diversification, the Bank has increased its focus on growth in the San Francisco area in recent years, adding personnel with experience and expertise in the Bay Area. The following table provides figures for gross loans in the Bank’s administrative regions for the years ending December 31, 2020, and 2019:

	December 31, 2020	December 31, 2019
Guam	$775,687	$704,443
Commonwealth of the Northern Mariana Islands	$145,150	$117,226
The Freely Associated States of Micronesia *	$92,901	$102,665
California	$417,948	$381,671
Total	$1,431,686	$1,306,005

*	The Freely Associated States are comprised of the Federated States of Micronesia (Chuuk, Kosrae, Pohnpei and Yap), the Republic of Palau and the Republic of the Marshall Islands.

As the table indicates, the Bank’s total gross loans increased by 9.6% during 2020. Total loans in Guam increased by $71.2 million, or 10.1% accounting for the largest source of total portfolio growth during 2020. Loan growth in California was second, with growth at $36.3 million, or 9.5%, followed by the Commonwealth of the Northern Mariana Islands at $27.9 million, or 23.8%. These three regions account for loan growth in 2020, of which approximately $85.7 million is due to the PPP loans that were added during the period and was outstanding. These increases were partially offset by the decrease in The Freely Associated States of Micronesia at $9.8 million or 9.5%.

Loan Maturities

The following table presents the maturity distribution of the Bank’s loans as of December 31, 2020. The table also shows the distribution of such loans between those with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the New York prime rate, as reflected in The Wall Street Journal, and the Bank of Guam prime rate.

	At December 31, 2020
	Due in Less Than 1 Year	Due in More Than 1 Year But Less Than 5 Years	Due in More Than 5 Years	Non-Accrual	Total
	(Dollars in thousands)
Commercial loans	$14,248	$303,848	$771,031	$15,367	$1,104,494
Residential mortgages	378	7,946	118,549	2,574	129,447
Consumer loans	15,948	112,828	68,773	196	197,745
Total	$30,574	$424,622	$958,353	$18,137	$1,431,686

Variable rate loans	$9,320	$169,012	$751,484	$15,494	$945,310
Fixed rate loans	21,254	255,610	206,869	2,643	486,376
Total	$30,574	$424,622	$958,353	$18,137	$1,431,686

Loan Servicing

As of December 31, 2020 and 2019, there were $186.9 million and $189.5 million, respectively, in Federal Home Loan Mortgage Corporation loans that were serviced by the Bank.

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

Nonperforming assets are comprised of the following: loans for which the Bank is no longer accruing interest; restructured loans that are more than 90 days past due; loans 90 days or more past due and still accruing interest (although they are generally placed on non-accrual when they become 90 days past due, unless they are both well-secured and in the process of revision or collection); and other real estate owned (“OREO”) that is acquired through foreclosures. Management’s classification of a loan as “non-accrual” is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan. At that point, the Bank stops accruing interest income, and reverses any uncollected interest that had previously been accrued. These loans may or may not be collateralized, and collection efforts are pursued. The Bank begins recognizing interest income again only as cash interest payments are received and it has been determined that the collection of all outstanding principal is no longer in doubt. Loans may be restructured by management when a borrower has experienced some change in financial status causing an inability to meet the original repayment terms and where the Bank believes the borrower will eventually overcome those circumstances and make full repayment. OREO consists of properties acquired by foreclosure or similar means that management is offering or will offer for sale. Total OREO, net of OREO reserves, was zero at December 31, 2020, compared to $6.0 thousand at December 31, 2019. The decrease in OREO is primarily due to the sale of a foreclosed property in the Commonwealth of the Northern Mariana Islands.

Nonperforming Assets

The following table provides information about nonperforming assets by asset type as of December 31, 2020 and 2019:

	December 31,
	2020	2019
	(Dollars in Thousands)
Nonperforming Assets:
Non-accrual loans past due 30 days or more	$12,807	$9,244
Loans past due 90 days or more still accruing	2,127	17,493
Restructured loans past due 30 days – not included above	-	77
Other Real Estate Owned, gross	-	8
Total Nonperforming Assets	$14,934	$26,822

The following table provides information about nonperforming loans by loan type:

	December 31,
	2020	2019
	(Dollars in Thousands)
Nonperforming Loans:
Commercial:
Commercial & industrial	$8,751	$4,076
Commercial mortgage	2,699	2,966
Total commercial	11,450	7,042
Consumer:
Residential mortgage	2,218	2,227
Automobile	43	93
Other consumer [1]	1,223	1,671
Total consumer	3,484	3,991
Total nonperforming loans	$14,934	$11,033

[1]	Comprised of other revolving and installment credit and overdrafts.

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

The Bank’s allowance for loan losses increased by $6.9 million to $34.8 million during 2020 from $27.9 million at the end of 2019. The increase in the allowance for loan losses in 2020 was primarily due to the increases in substandard loans and delinquencies from the consumer and commericial portfolios, and management’s periodic reevaluation of the overall portfolio’s inherent risk. The Bank had $5.6 million in charge-offs in 2020, which were partially offset by recoveries of previously charged-off loans of $2.2 million.

Net loans charged-off includes the realization of losses in the portfolio that were partially recognized previously through provisions for loan losses and write-downs of loan principal valuations. Net charge-offs were $3.4 million in 2020, compared to $5.7 million in 2019. Net loan charge-offs decreased primarily due to loan deferrals related to COVID-19, and federal stimulus used to make loan payments.Historical net loan charge-offs are not necessarily indicative of the amount of net charge-offs that the Bank will realize in the future.

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

The following table summarizes the distribution of deposits for the periods indicated:

	December 31,
	2020	2019
	(Dollars in Thousands)
Non-interest bearing deposits	$770,037	$582,967
Interest bearing deposits:
Demand deposits	322,933	278,914
Regular savings	754,042	627,596
Time deposits:
$250,000 or more	14,201	14,201
Less than $250,000	14,569	17,797
Other interest bearing deposits	243,062	208,431
Total interest bearing deposits	1,348,807	1,146,939
Total Deposits	$2,118,844	$1,729,906

The Bank gathers deposits from among the communities it serves. The Bank’s business is not generally seasonal in nature, and the Bank is not primarily dependent upon funds from sources outside the United States of America, but approximately 24.1% of its deposit base at December 31, 2020, is acquired in the Micronesian islands that are politically organized in free association with the United States and use the U.S. dollar as their currency. At December 31, 2020 and 2019, 34.0% and 31.5% of deposits, respectively, were from domestic and foreign government sources.

Non-interest and low interest-bearing demand deposits increased by $231.1 million, or 26.8%, to $1.09 billion at December 31, 2020, compared to $861.9 million at December 31, 2019. Other interest bearing deposits, which are comprised of time deposit open accounts, increased by $34.6 million, or 16.6%, to $243.1 million at December 31, 2020, compared to $208.4 million at December 31, 2019. The significant increase in total deposits was primarily due to the receipt of funds from various COVID-19 federal relief programs.

As mentioned earlier, the Bank has expanded its operations and its branch network since it first opened in 1972, first in Guam, then in the other islands of our region and in San Francisco, California. As time has passed, the Bank has gathered market share in each of the islands. In recent years, in order to diversify its geographic market, the Bank has increased its focus on growth in the San Francisco area. The following table provides figures for deposits in the Bank’s administrative regions for the years ending December 31, 2020, and 2019:

	December 31,
	2020	2019
Guam	$1,197,656	$966,217
Commonwealth of the Northern Mariana Islands	$363,875	$289,605
The Freely Associated States of Micronesia *	$509,817	$427,786
California	$47,496	$46,298
Total	$2,118,844	$1,729,906

*	The Freely Associated States are comprised of the Federated States of Micronesia (Chuuk, Kosrae, Pohnpei and Yap), the Republic of Palau and the Republic of the Marshall Islands.

During 2020, deposits increased by a total of $388.9 million. The growth in deposits were due to the $231.4 million increase from the Guam Branches, $82.0 million from the Freely Associated States branches, $74.3 million from the Commonwealth of the Northern Mariana Islands branches, and $1.2 million in the California region. Overall, the Bank’s deposit base increased by 22.5% during 2020.

Deposit Maturity Distribution

At December 31, 2020 , the scheduled maturities of time deposits were as follows:

Years ending December 31,
2021	$24,471
2022	2,160
2023	410
2024	997
2025 and thereafter	732
Total	$28,770

The Bank provides and services government and business deposit accounts that are frequently more than $250,000 in average balance per account. The account activity for some account types and client types necessitates appropriate liquidity management practices by the Bank to ensure its ability to fund withdrawals.

Off-Balance Sheet Arrangements

In the normal course of business, the Bank makes commitments to extend credit to its customers as long as there are no violations of any conditions established in the associated contractual arrangements. These commitments are obligations that represent a potential credit risk to the Bank, yet are not reflected in any form within the Company’s consolidated balance sheets other than in a modest contingency reserve against those commitments. Total unused commitments to extend credit were $159.4 million at December 31, 2020, as compared to $157.5 million at December 31, 2019. Unused commitments represented 11.1% of outstanding gross loans at December 31, 2020 and 12.1% at December 31, 2019.

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

The following table presents the Bank’s commitments to extend credit for the periods indicated:

	December 31,
	2020	2019
Commitments to extend credit	$159,405	$157,463

Letters of credit:
Standby letters of credit	$52,827	$58,182
Commercial letters of credit	2,574	513
Total	$55,401	$58,695

Contractual Obligations

The Bank utilizes facilities, equipment and land under various operating leases with original terms ranging from 1 to 99 years.

The following table provides the maturities of lease liabilities at December 31, 2020:

	Operating Leases (a)	Total
2021	$3,432	$3,432
2022	2,780	2,780
2023	2,532	2,532
2024	2,420	2,420
2025	2,288	2,288
After 2026	35,569	35,569
Total lease payments	$49,021	$49,021
Less: Interest (b)	22,399	22,399
Present value of lease liabilities (c)	$26,622	$26,622

Note: For leases commencing prior to 2020, minimum lease payments exclude payments to landlords for real estate taxes and common area maintenance.

(a)	Operating lease payments include $24.0 million related to options to extend lease terms that are reasonably certain of being exercised.
(b)	Calculated using the incremental borrowing rate based on the lease term for each lease.
(c)	Includes the current portion of $2.5 million for operating leases.

The Bank leases certain facilities from two separate entities in which two of its directors have separate ownership interests. Lease payments made to these entities during the years ended December 31, 2020, and 2019, approximated $359 thousand, and $354 thousand, respectively.

Additionally, the Bank leases office space to third parties, with original lease terms ranging from 1 to 3 years and option periods ranging up to 12 years. At December 31, 2020, minimum future rents to be received under non-cancelable operating sublease agreements were $43 thousand, $38 thousand and $26 thousand for the years ending December 31, 2021, 2022 and 2023 respectively. Although it is possible that one or more of these leases will be renewed, there is no certainty upon which to base an estimate.

A summary of rental activities for years ended December 31, 2020, and 2019, is as follows:

	For Years Ended December 31,
	2020	2019
Rent expense	$3,987	$3,876
Total rent expense	$3,987	$3,876

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

At December 31, 2020, the Bank had an increase in gross loans of $125.7 million from December 31, 2019. One of the measures of liquidity is our loan-to-deposit ratio, based upon gross loans, which decreased to 67.6% at December 31, 2020, compared to 75.5% at December 31, 2019. Each calendar quarter, the Bank performs a six-month cash flow analysis to ensure that it will have sufficient liquidity to meet all of its potential cash obligations under a worst-case scenario, and maintains more than adequate liquidity under those hypothetical conditions.

Management believes we have sufficient cash to meet the demands of the distribution of funds under the CARES Act. However, we will monitor our vault cash on a daily basis, and if the need arises we will acquire additional cash by drawing down our deposits with other financial institutions, including the Federal Bank of San Francisco.

FHLB, FRB and Other Borrowings and Available Lines of Credit

The Bank has off-balance sheet liquidity in the form of Federal Funds purchase arrangements with correspondent banks, as well as collateralized borrowing arrangements with the FHLB and the FRB. The Bank can borrow from the FHLB on a short-term (typically overnight) or long-term (more than one year) basis. At December 31, 2020, the Bank had no long-term borrowings. The Bank had an available line of credit of $134.9 million, which is subject to the purchase of activity based stock at par equivalent to 4.00% of the borrowing, with the FHLB of Des Moines at December 31, 2020.

The Bank can also borrow from the FRB’s discount window. It had $18.4 million of investment securities pledged to the FRB San Francisco as collateral on an available line of credit of $17.9 million at December 31, 2020, none of which credit was outstanding.

At December 31, 2020, the Bank had arrangements for Federal Funds purchases of up to a total of $27.0 million from three of its U.S. correspondent financial institutions. The Bank had no Federal Funds purchases outstanding at December 31, 2020 and 2019.

At December 31, 2020, the Company had no other borrowed funds.

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

As of December 31, 2020, the Bank’s capital ratios each exceeded the FDIC’s well capitalized standards under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Bank continues to receive a large influx of deposits from federal relief programs due to the COVID-19 pandemic, which largely increased its total cash and cash equivalents on its balance sheet resulting in an increase in its average assets in December 31, 2020 by approximately $361.7 million to $2.32 billion from $1.96 billion in December 31, 2019. This growth resulted in an adverse impact on its ratio of Tier 1 capital to average assets. Management believes that the Bank has the capacity to absorb the growth in total assets, and the tools needed to move deposits off its balance sheet through its Trust services to continue to be above the well capitalized standards under the regulatory framework for prompt corrective action.

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

The Company’s actual capital amounts and ratios as of December 31, 2020 and 2019, are presented in the table below.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2020:
Total capital (to Risk Weighted Assets)	$206,381	14.307%	$115,401	8.000%	$144,252	10.000%
Tier 1 capital (to Risk Weighted Assets)	$173,141	12.003%	$86,551	6.000%	$115,401	8.000%
Tier 1 capital (to Average Assets)	$173,141	7.466%	$92,765	4.000%	$115,956	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$163,359	11.325%	$64,913	4.500%	$93,764	6.500%

At December 31, 2019:
Total capital (to Risk Weighted Assets)	$197,000	14.417%	$109,313	8.000%	$136,641	10.000%
Tier 1 capital (to Risk Weighted Assets)	$164,787	12.060%	$81,985	6.000%	$109,313	8.000%
Tier 1 capital (to Average Assets)	$164,787	8.418%	$78,298	4.000%	$97,873	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$155,005	11.344%	$61,489	4.500%	$88,817	6.500%

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

The following table sets forth the estimated changes in the Bank’s net interest income that would result from the designated instantaneous parallel shifts in interest rates noted, as of December 31, 2020. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. (Please note that, in the current interest rate environment, the larger reductions in rates presented in the analysis are unlikely to occur.)

	Increase/(Decrease) in Estimated Net Interest Income
	Amount	Percent
	(Dollars in thousands)
Change in Interest Rates (basis points)
+400	$32,693	42.35%
+300	$24,417	31.63%
+200	$16,197	20.98%
+100	$8,416	10.90%
± 0	$-	0.00%
-100	$(2,902)	-3.76%
-200	$(4,535)	-5.87%
-300	$(6,146)	-7.96%
-400	$(6,550)	-8.48%

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

Fair Value of Securities

In accordance with GAAP, the Bank revalues the Available-for-Sale component of its investment portfolio on a quarterly basis, and records any unrealized gain or loss as an adjustment to other comprehensive income in its equity accounts. Held-to-Maturity securities are recorded at their amortized book value. The Bank also evaluates whether any of its security holdings are Other Than Temporarily Impaired (“OTTI”), but has determined that, as of December 31, 2020, none of its securities are deemed to be OTTI.

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

As a financial institution, the Bank’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of the Bank’s assets and liabilities and the market value of all interest-earning assets, other than those which have a short term to maturity. Based upon the nature of the Bank’s operations, the Bank is not subject to significant direct foreign exchange or commodity price risks. The Bank has no market risk sensitive instruments, or any other financial instruments, that are held for trading purposes. As of December 31, 2020, the Bank did not use interest rate derivatives to hedge its interest rate risk.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of December 31, 2020, of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on such evaluation our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management’s Assessment of Internal Control Over Financial Reporting

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design and the testing of the operational effectiveness of the Company’s internal control over financial reporting. Based on management’s assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Pursuant to General Instruction G(3) of Form 10-K, the information required by this Item 10 is incorporated by reference from the information contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”) under the sections entitled “Board of Directors – Nominees for Directors,” “Executive Compensation – Executive Officers,” “Board of Directors – Committees, Membership and Meetings,” “Corporate Governance – Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference from the information contained in our 2021 Proxy Statement under the sections entitled “Board of Directors – Committees, Membership and Meetings,” “Board of Directors – Director Compensation” and “Executive Compensation.”

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference from the information contained in our 2021 Proxy Statement under the sections entitled “Beneficial Ownership of Common Stock” and “Executive Compensation – Equity Compensation Plan Information.”

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item 13 is incorporated by reference from the information contained in our 2021 Proxy Statement under the sections entitled “Corporate Governance – Director Independence” and “Transactions with Related Persons.”

ITEM 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference from the information contained in our 2021 Proxy Statement under the section entitled “Ratification of Selection of Independent Registered Public Accounting Firm.”

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

(b) Exhibits

The exhibit list required by this Item is incorporated by reference to the Exhibit Index included in this report.

			Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

3.01	Second Amended and Restated Articles of Incorporation of BankGuam Holding Company (including Certificate of Designation of 5.50% Fixed Rate/Floating Rate Noncumulative Preferred Stock, Series A, of BankGuam Holding Company)	8-K (File No. 000-54483)	3.1	August 26, 2016

3.02	First Amended By-Laws of BankGuam Holding Company				X

9.01	Voting Trust Agreement dated November 29, 2013 between certain shareholders of BankGuam Holding Company and Lourdes A. Leon Guerrero, as Trustee	10-K (File No. 000-54483)	9.02	March 17, 2014

10.01	Stock Purchase Agreement dated May 27, 2016 between David J. John and BankGuam Holding Company	8-K (File No. 000-54483)	10.01	January 17, 2017

10.02*	Employment Agreement dated January 11, 2017 between Bank of Guam and Francisco M. Atalig	8-K (File No. 000-54483)	10.07	January 17, 2017

10.03*	Exhibits A and B to the Employment Agreement dated January 11, 2017 between Bank of Guam and Francisco M. Atalig	8-K/A (File No. 000-54483)	10.07	January 20, 2017

10.04*	Employment Agreement dated June 27, 2013 between Bank of Guam and William D. Leon Guerrero	10-K (File No. 000-54483)	10.02	March 17, 2014

10.05*	Agreement to Extend Employment Agreement dated May 29, 2018 between William D. Leon Guerrero and Bank of Guam	10-K (File No. 000-54483)	10.08	June 29, 2018

10.06*	Employment Agreement dated April 1, 2019 between Joaquin P.L.G. Cook and Bank of Guam	10-Q (File No. 000-54483)	10.01	May 10, 2019

10.07*	Employment Agreement dated April 1, 2019 between Maria Eugenia H. Leon Guerrero and Bank of Guam	10-Q (File No. 000-54483)	10.02	May 10, 2019

10.08*	BankGuam Holding Company 2011 Amended and Restated Employee Stock Purchase Plan	S-8 (File No. 333-182615)	99.1	July 11, 2012

10.09*	BankGuam Holding Company Stock Service Award Plan	S-8 (File No. 333-196854)	99.1	June 18, 2014

21.01	List of Significant Subsidiaries of the Company	S-1 (File No. 333-220357)	21.01	September 6, 2017

23.01	Consent of Independent Registered Public Accounting Firm				X

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act - Joaquin P.L.G. Cook				X

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Francisco M. Atalig				X

32.01	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act				X

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition as of December 31, 2020 and 2019, (ii) Consolidated Statements of Income for the years ended December 31, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Income for the years ended  December 31, 2020 and 2019; (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2020 and 2019; (v) Consolidated Statements of Cash Flows for the years ended  December 31, 2020 and 2019; and (vi) Notes to Consolidated Financial Statements

X

*	Management contract or compensatory plan or arrangement.
ITEM 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

BANKGUAM HOLDING COMPANY

	BY:	/s/ JOAQUIN P.L.G. COOK
Joaquin P.L.G. Cook
DATE: March 22, 2021		President and Chief Executive Officer

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Name	Title	Date

/s/ JOAQUIN P.L.G. COOK Joaquin P.L.G. Cook	Director, President and Chief Executive Officer (Principal Executive Officer)	March 22, 2021

/s/ FRANCISCO M. ATALIG Francisco M. Atalig	Chief Financial Officer (Principal Financial Officer)	March 22, 2021

/s/ SYMON A. MADRAZO Symon A. Madrazo	Controller (Controller)	March 22, 2021

/s/ WILLIAM D. LEON GUERRERO William D. Leon Guerrero	Chair of the Board	March 22, 2021

/s/ MARIA EUGENIA H. LEON GUERRERO	Executive Vice President and Director	March 22, 2021
Maria Eugenia H. Leon Guerrero

/s/ ROGER P. CROUTHAMEL Roger P. Crouthamel	Corporate Secretary and Director	March 22, 2021

/s/ MARTIN D. LEON GUERRERO Martin D. Leon Guerrero	Treasurer, Assistant Corporate Secretary and Director	March 22, 2021

/s/ PATRICIA P. ADA Patricia P. Ada	Director	March 22, 2021

/s/ FRANCES L.G. BORJA Frances L.G. Borja	Director	March 22, 2021

/s/ Keven F. CAMACHO Keven F. Camacho	Director	March 22, 2021

/s/ JOSEPH CRISOSTOMO Joseph Crisostomo	Director	March 22, 2021

/s/ Mark J. SABLAN Mark J. Sablan	Director	March 22, 2021

/s/ JOHN S. SAN AGUSTIN John S. San Agustin	Director	March 22, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of BankGuam Holding Company and Subsidiaries.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of BankGuam Holding Company and Subsidiaries (the "Company") as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the Company’s Audit Committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which it relates.

Allowance for Loan Losses

Critical Audit Matter Description

At December 31, 2020, the Company's allowance for loan losses was $34,804,751. As described in Notes 1 and 5 to the financial statements, the allowance for loan losses represents management’s estimate of probable and reasonable incurred credit losses inherent in the loan portfolio. Management’s estimate for the allowance for loan losses consists of a specific allowance established for probable losses on individually identified impaired loans and a general allowance calculated using economic, underwriting, process, credit, and other factors and trends that are not adequately reflected in the historical loss rates. Management estimates the allowance using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.

The allowance for loan losses is an accounting estimate with inherent uncertainty and involves the application of significant judgment by management in determining loan risk ratings and determining the percentages to apply to economic and qualitative inputs. Therefore, a high degree of auditor judgment and effort were required in evaluating the audit evidence obtained related to the qualitative factor adjustments used by management in the calculation.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of related controls over the calculation and recording of the allowance. This included testing controls over the underlying data and inputs to the qualitative adjustments, management’s review of significant assumptions, and the Company’s allowance governance process, including management’s review of whether qualitative adjustments are warranted, calculated appropriately, and whether the allowance appropriately reflects losses incurred in the loan portfolio as of the balance sheet date. This included reviewing key management meeting minutes where such items were discussed.

To test the reasonableness of the qualitative allowance, our audit procedures included, among others, assessing the methodology used by the Company to estimate the qualitative allowance and testing the completeness and accuracy of the underlying data used by the Company in its calculation. We evaluated the accuracy of management’s inputs by comparing the inputs to the Company’s historical loan performance data, third-party macroeconomic data, peer bank data. We used a loan file review specialist to test management’s loan risk ratings as well as the identification of impaired loans. We analyzed changes in the qualitative allowance by comparing to prior periods, macroeconomic trends and changes in the Company’s loan portfolio. In addition, we evaluated the overall allowance, inclusive of the qualitative allowance, and whether the amount appropriately reflects losses incurred in the loan portfolio as of the balance sheet date.

We have served as the Company’s auditor since 2011.

/s/ Baker Tilly US, LLP

San Diego, California

March 22, 2021

BankGuam Holding Company

Consolidated Statements of Financial Condition

(Dollar and Share Amounts in Thousands, Except Par Value)

	December 31, 2020	December 31, 2019
ASSETS
Cash and due from banks	$42,875	$37,870
Interest bearing deposits in banks	244,753	93,846
Total cash and cash equivalents	287,628	131,716
Restricted cash	150	400
Investment in unconsolidated subsidiary	7,719	7,443
Investment securities available-for-sale, at fair value	510,111	377,130
Investment securities held-to-maturity, at amortized cost (Fair Value $46,911 at 12/31/2020 and $50,204 at 12/31/2019)	46,584	49,984
Federal Home Loan Bank stock, at cost	2,335	2,267
Loans, net of allowance for loan losses ($34,805 at 12/31/2020 and $27,870 at 12/31/2019)	1,392,722	1,275,272
Accrued interest receivable	8,068	5,581
Premises and equipment, net	19,921	19,754
Other assets	77,123	83,515
Total assets	$2,352,361	$1,953,062

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$770,037	$582,967
Interest bearing	1,348,807	1,146,939
Total deposits	2,118,844	1,729,906
Accrued interest payable	77	118
Subordinated debt, net	14,777	14,751
Other liabilities	41,607	44,044
Total liabilities	2,175,305	1,788,819
Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock $0.2083 par value; 48,000 shares authorized; 9,734 and 9,704 shares issued and 9,702 and 9,672 shares outstanding at 12/31/2020 and 12/31/2019, respectively	2,029	2,023
Preferred stock $100 par value; 300 shares authorized; 9.8 shares issued and outstanding	980	980
Additional paid-in capital, Common stock	24,777	24,478
Additional paid-in capital, Preferred stock	8,803	8,803
Retained earnings	137,646	129,576
Accumulated other comprehensive income (loss)	3,111	(1,327)
Common stock in treasury, at cost (32 shares)	(290)	(290)
Total stockholders’ equity	177,056	164,243
Total liabilities and stockholders’ equity	$2,352,361	$1,953,062

The accompanying notes are an integral part of the consolidated financial statements.

BankGuam Holding Company

Consolidated Statements of Income

(Dollar and Share Amounts in Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2020	2019
Interest income:
Loans	$77,151	$81,013
Investment securities	7,057	9,674
Deposits with banks	559	2,218
Total interest income	84,767	92,905
Interest expense:
Savings deposits	1,242	1,902
Time deposits	72	107
Other borrowed funds	955	485
Total interest expense	2,269	2,494
Net interest income	82,498	90,411
Provision for loan losses	10,358	9,788
Net interest income, after provision for loan losses	72,140	80,623

Non-interest income:
Service charges and fees	6,317	6,719
Gains on sale of investment securities	265	347
Income from merchant services, net	1,984	2,338
Cardholders income, net	2,164	1,836
Trustee fees	1,695	2,673
Other income	3,967	3,766
Total non-interest income	16,392	17,679
Non-interest expense:
Salaries and employee benefits	35,754	36,342
Occupancy	8,503	8,455
Equipment and depreciation	11,811	11,377
Insurance	1,918	1,878
Telecommunications	1,455	1,394
FDIC assessment	1,402	889
Professional services	1,974	2,492
Contract services	1,891	2,028
Other real estate owned	71	1,237
Stationery and supplies	502	802
Training and education	304	997
General, administrative and other	6,991	8,659
Total non-interest expense	72,576	76,550
Income before income taxes	15,956	21,752
Income tax expense	3,464	5,601
Net income	12,492	16,151
Preferred stock dividend	(548)	(547)
Net income attributable to common stockholders	$11,944	$15,604

Earnings per common share (EPS):
Basic and diluted EPS	$1.23	$1.62
Dividends declared per common share	$0.40	$0.40
Basic and diluted weighted average common shares	9,685	9,657

The accompanying notes are an integral part of the consolidated financial statements.

BankGuam Holding Company

Consolidated Statements of Comprehensive Income

(Dollar Amounts in Thousands)

	Years Ended December 31,
	2020	2019
Net income	$12,492	$16,151
Other comprehensive income:
Unrealized holding gain on available-for-sale securities arising during the period, net of tax	4,448	3,449
Reclassification for gain realized on available-for- sale securities	(265)	(347)
Amortization of post-transfer unrealized holding loss on held-to-maturity securities during the period, net of tax	255	339
Total other comprehensive income (loss)	4,438	3,441
Total comprehensive income	$16,930	$19,592

The accompanying notes are an integral part of the consolidated financial statements.

BankGuam Holding Company

Consolidated Statements of Stockholders’ Equity

(Dollar Amounts in Thousands, Except Number of Shares)

	Number of Common Shares	Common Stock	Preferred Stock	Additional Paid-in Capital - Common	Additional Paid-in Capital - Preferred	Retained Earnings	Accumulated Other Comprehensive loss	Treasury Stock	Total
Balances, December 31, 2018	9,646,344	$2,017	$980	$24,214	$8,803	$117,339	$(4,768)	$(290)	$148,295
Comprehensive income:
Net income	-	-	-	-	-	16,151	-	-	16,151

Reclassification related to adoption of new accounting standard	-	-	-	-	-	496	-	-	496
Unrealized gain on available-for-sale securities	-	-	-	-	-	-	3,441	-	3,441
Common stock issued under Employee Stock Purchase Plan & Service Awards	25,212	6	-	264	-	-	-	-	270
Cash dividends on common stock	-	-	-	-	-	(3,863)	-	-	(3,863)
Cash dividends on preferred stock	-	-	-	-	-	(547)	-	-	(547)
Balances, December 31, 2019	9,671,556	2,023	980	24,478	8,803	129,576	(1,327)	(290)	164,243
Comprehensive income:
Net income	-	-	-	-	-	12,492	-	-	12,492
Change in accumulated other comprehensive income:
Unrealized gain on available-for-sale securities	-	-	-	-	-	-	4,438	-	4,438
Common stock issued under Employee Stock Purchase Plan & Service Awards	30,580	6	-	299	-	-	-	-	305
Cash dividends on common stock	-	-	-	-	-	(3,874)	-	-	(3,874)
Cash dividends on preferred stock	-	-	-	-	-	(548)	-	-	(548)
Balances, December 31, 2020	9,702,136	$2,029	$980	$24,777	$8,803	$137,646	$3,111	$(290)	$177,056

The accompanying notes are an integral part of the consolidated financial statements.

BankGuam Holding Company

Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

	Years Ended December 31,
	2020	2019
Cash flows from operating activities:
Net income	$12,492	$16,151
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	10,358	9,788
Depreciation	3,945	3,905
Amortization of debt issuance costs	26	(249)
Amortization of fees, discounts and premiums	1,225	810
Loss on sales of other real estate owned, net	121	26
Proceeds from sales of loans held for sale	31,534	20,148
Origination of loans held for sale	(31,534)	(20,148)
(Decrease) increase in mortgage servicing rights	(21)	74
Gains on sale of investment securities	(265)	(347)
Realized (losses) gains on sale of premises and equipment	(30)	35
Noncash lease expense	3,485	2,674
Net change in operating assets and liabilities:
Accrued interest receivable	(2,487)	640
Other assets	2,628	(9,254)
Accrued interest payable	(41)	(19)
Lease liability	(3,537)	(2,209)
Other liabilities	1,100	(562)
Net cash provided by operating activities	28,999	21,463

Cash flows from investing activities:
Purchase of increased investment in unconsolidated subsidiary	-	(4,090)
Purchases of available-for-sale securities	(409,850)	(145,068)
Proceeds from sales of available-for-sale securities	132,014	50,094
Purchases of held-to-maturity securities	(21,250)	-
Maturities, prepayments and calls of available-for-sale securities	148,266	101,769
Maturities, prepayments and calls of held-to-maturity securities	24,716	18,200
Loan originations and principal collections, net	(127,765)	(72,919)
Income from equity investment in unconsolidated subsidiary	(1,131)	(683)
Dividends received from unconsolidated subsidiary	855	621
Proceeds (costs) of FHLB stock purchase	(68)	89
Proceeds from sales of other real estate owned	167	390
Proceeds from sales of premises and equipment	5	44
Purchases of premises and equipment	(4,117)	(5,232)
Net cash used in investing activities	(258,158)	(56,785)

Cash flows from financing activities:
Net increase in deposits	388,938	1,083
Proceeds from issuance of subordinated debt, net	-	15,000
Proceeds from issuance of common stock	305	270
Dividends paid	(4,422)	(4,410)
Net cash provided by financing activities	384,821	11,943
Net change in cash, cash equivalents and restricted cash	155,662	(23,379)
Cash, cash equivalents and restricted cash at beginning of period	132,116	155,495
Cash, cash equivalents and restricted cash at end of period	$287,778	$132,116

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,237	$1,891
Income taxes	$4,996	$5,070
Supplemental disclosure of noncash investing and financing activities:
Net change in unrealized loss on held-to-maturity securities, net of tax	$255	$339
Net change in unrealized gain on available-for-sale securities, net of tax	$4,182	$3,102
Other real estate owned transferred from loans, net	$42	$-
Other real estate owned transferred to loans, net	$-	$(118)
Initial recognition of right-of-use asset	$-	$32,572
Initial recognition of lease liability	$-	$(32,369)

The accompanying notes are an integral part of the consolidated financial statements.

BankGuam Holding Company

Notes to Consolidated Financial Statements

(In thousands, except per share data)

Note 1 – Nature of Business

Organization

The accompanying consolidated financial statements include the accounts of BankGuam Holding Company (“Company”) and its wholly-owned subsidiaries, Bank of Guam (“Bank”) and BankGuam Investment Services (“BGIS”) (formerly BankGuam Investment and Insurance Services). The Company is a Guam corporation organized on October 29, 2010, to act as the holding company of the Bank, a Guam banking corporation, a 18-branch bank serving the communities in Guam, the Commonwealth of the Northern Mariana Islands (CNMI), the Federated States of Micronesia (FSM), the Republic of the Marshall Islands (RMI), the Republic of Palau (ROP), and San Francisco, California. BankGuam Investment Services was incorporated in Guam in 2015 and initially capitalized during the first quarter of 2016. During July 2016, the Company executed an agreement to purchase up to 70% of ASC Trust LLC, formerly ASC Trust Corporation, which has resulted in the Company purchasing 45% of the voting common stock of ASC Trust LLC to date.

Other than holding the shares of the Bank, BGIS and ASC Trust LLC, the Company conducts no significant activities, although it is authorized, with the prior approval of its principal regulator, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), to engage in a variety of activities related to the business of banking. Currently, substantially all of the Company’s operations are conducted and substantially all of the assets are owned by the Bank, which accounts for substantially all of our consolidated revenues, expenses and operating income. The Bank provides a variety of financial services to individuals, businesses and governments through its branches. The Bank’s headquarters is located in Hagåtña, Guam. The Bank currently has seven branches in Guam, four in the CNMI, four in the FSM, one in the RMI, one in the ROP, and one in San Francisco, California. The Bank’s primary deposit products are demand deposits, savings and time certificate accounts, and its primary lending products are consumer, commercial and real estate loans. In 2020, the Bank permanently closed the Malesso and Tumon branches. In addition, the Bank permanently closed the Dededo and Harmon branches, effective January 29, 2021.

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

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand and balances due from banks, Federal Funds sold, cash items in transit and interest bearing deposits with other banks. The Bank is required by the Federal Reserve System to maintain cash reserves against certain of its deposit accounts. At December 31, 2020 and 2019, the required combined reserves totaled approximately zero and $40.7 million, respectively. On March 15, 2020, the Federal Reserve Board reduced the reserve requirement ratios to zero percent effective March 26, 2020.

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

During the years ended December 31, 2020 and 2019, the Bank originated and sold approximately $31.5 million and $20.1 million, respectively, of the above-mentioned loans.

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

Leases

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

In the United States, the government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) on March 27, 2020. The CARES Act, among other things, created a $670 billion loan program (the “Paycheck Protection Program” or the “PPP”) for fully guaranteed loans (which may be forgiven) to small businesses for certain qualifying expenses (program dollar amount includes amount approved under the original program in March 2020 and a second tranche which was approved in April 2020). The PPP was modified on June 5, 2020 by the Paycheck Protection Program Flexibility Act of 2020 (the “PPPF Act”) which, among other things, (i) established a minimum maturity of five years for all loans made after the enactment of the PPPF Act and permits an extension of the maturity of existing loans to five years if the borrower and lender agree; and (ii) extended the “covered period” of the CARES Act from June 30, 2020, to December 31, 2020. In July 2020, the CARES Act was amended to extend, through August 8, 2020, the SBA’s authority to make commitments under the PPP. The SBA’s existing authority had previously expired on June 30, 2020. On December 21,2020, Congress passed a $900 billion COVID-relief package to secure federal funding through September 2021, which was signed by the President on December 27, 2020. On January 13, 2021, the SBA re-opened the PPP program and began accepting applications for PPP loans.

Due to the Company’s concerns for the health and safety of its customers and employees, in March 2020 the Bank temporarily closed one of its branches in the CNMI and seven of its branches in Guam, and limited the number of customers allowed to be in its remaining facilities at any one time to 50. The Bank re-opened four of its branches in Guam, while three branches remain closed including the one branch in CNMI. At December 31, 2020, these four branches remain closed. The Bank continues to limit the number of customers allowed in its facilities to be in compliance with local regulations related to the COVID-19 pandemic. The Bank continues to provide a secure telecommuting program for those personnel who are able to perform their responsibilities remotely, the computer hardware and software needed to support those tasks, and established teleconferencing capabilities to reduce the number of people in attendance at all of its larger group meetings. In recognition of the potential difficulties that may be faced by our commercial and consumer customers, the Bank initiated a temporary program in March 2020 under which affected customers may have their loan payments deferred or otherwise adjusted. This program applied to both commercial and consumer loans for a period of 90 days, and expired on June 30, 2020. Although these actions taken in response to the heightened risks posed by COVID-19 are costly, it is not possible at the time of this filing to estimate the final consequences of these impacts on economic performance or the results of the Company’s operations, its financial condition or its cash flows. However, despite these potential disruptions the Company has not materially changed its accounting policies or procedures due to COVID-19.

The Bank has been transitioning to a digital platform for several years. The COVID-19 pandemic has accelerated the adoption by our customers to convert to our digital channels.

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

Note 4 – Interest-Bearing Deposits and Restricted Cash

The Company had $244.9 million and $94.2 million in interest bearing deposits, including restricted cash, at other financial institutions at December 31, 2020 and 2019, respectively. The weighted average percentage yields on these deposits were 0.10% and 1.55% at December 31, 2020 and 2019, respectively. This significant increase is the result of the various funds received from the CARES Act, which were held in cash balances with the Federal Reserve Bank at the end of the reporting period. Interest bearing deposits with financial institutions can be withdrawn by the Bank on demand, and are considered cash equivalents for purposes of the consolidated statements of financial condition and cash flows.

At December 31, 2020 and 2019, we had $150 thousand and $400 thousand, respectively, in restricted cash held in time deposits that were scheduled to mature within one year, of which $150 thousand are held by the Bank jointly under the names of Bank of Guam and the Guam Insurance Commissioner, and serve as a bond for the Bank of Guam Trust Department. In 2020, the $250 thousand time deposit was no longer required to be held as a restricted cash, and was not renewed on its maturity date, The weighted average percentage yields on these restricted cash deposits were 0.03% and 1.86% at December 31, 2020 and 2019, respectively.

Note 5 – Investment Securities

The amortized cost and estimated fair value of investment securities, with gross unrealized gains and losses, were as follows:

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$300,440	$54	$(2,348)	$298,146
U.S. government agency pool securities	28,783	29	(206)	28,606
U.S. government agency or GSE residential mortgage-backed securities	176,912	6,447	-	183,359
Total	$506,135	$6,530	$(2,554)	$510,111
Securities Held-to-Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$33,221	$93	$(15)	$33,299
U.S. government agency pool securities	4,515	15	(36)	4,494
U.S. government agency or GSE residential mortgage-backed securities	8,848	280	(10)	9,118
Total	$46,584	$388	$(61)	$46,911

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$75,496	$3	$(64)	$75,435
U.S. government agency pool securities	174,543	42	(1,088)	173,497
U.S. government agency or GSE residential mortgage-backed securities	128,409	181	(392)	128,198
Total	$378,448	$226	$(1,544)	$377,130
Securities Held-to-Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$31,723	$286	$(1)	$32,008
U.S. government agency pool securities	5,727	6	(70)	5,663
U.S. government agency or GSE residential mortgage-backed securities	12,534	67	(68)	12,533
Total	$49,984	$359	$(139)	$50,204

At December 31, 2020 and 2019, investment securities with a carrying value of $360.6 million and $299.5 million, respectively, were pledged to secure various government deposits and other government requirements.

Proceeds and gross realized gains (losses) from the sales or calls of investment securities for the years ended December 31, 2020 and 2019, are shown below:

	Year Ended December 31, 2020
	2020	2019
Proceeds from sales	$132,014	$50,094
Gross realized gains from sales	$265	$347
Gross realized losses from sales	$-	$-

For the years ended December 31, 2020 and 2019, proceeds from sales of available-for-sale securities amounted to $132.0 million and $50.1 million, respectively; gross realized gains were $265 thousand and $347 thousand, respectively; gross realized losses were zero;  gross unrealized gains were $6.5 million and $226 thousand, respectively, and gross unrealized losses were $2.6 million and $1.5 million, respectively.

The amortized cost and estimated fair value of investment securities by contractual maturity at December 31, 2020 and 2019, are shown below.  Actual maturities may differ from contractual maturities because issuers may have the right to call or borrowers the right to prepay obligations with or without call or prepayment penalties. At December 31, 2020, obligations of U.S. government corporations and agencies with amortized costs totaling $552.7 million consist predominantly of Small Business Administration agency pool securities totaling $33.3 million and residential mortgage-backed securities totaling $185.8 million whose contractual maturity, or principal repayment, will follow the repayment of the underlying small business loans or mortgages.  For purposes of the following table, the entire outstanding balance of these SBA Pools and mortgage-backed securities issued by U.S. government corporations and agencies is categorized based on final maturity date. At December 31, 2020, the Bank estimates the average remaining life of these SBA Pools and mortgage-backed securities to be approximately 5.8 years and 2.3 years, respectively.

	December 31, 2020
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$5,115	$5,121	$11,990	$12,070
Due after one but within five years	13,255	13,432	2,325	2,358
Due after five but within ten years	129,708	131,340	26,214	26,348
Due after ten years	358,057	360,218	6,055	6,135
Total	$506,135	$510,111	$46,584	$46,911

	December 31, 2019
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$55,022	$54,980	$19,840	$19,982
Due after one but within five years	26,868	26,838	14,680	14,796
Due after five but within ten years	101,390	101,252	7,172	7,211
Due after ten years	195,168	194,060	8,292	8,215
Total	$378,448	$377,130	$49,984	$50,204

Temporarily Impaired Securities

The following table indicates the gross unrealized losses and fair value of the Bank’s investments, with unrealized losses that are not deemed to be OTTI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2020 and 2019.

	December 31, 2020
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value
Securities Available for Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(2,348)	$243,089	$-	$-	$(2,348)	$243,089
U.S. government agency pool securities	(22)	3,735	(184)	22,672	(206)	26,407
Total	$(2,370)	$246,824	$(184)	$22,672	$(2,554)	$269,496

Securities Held to Maturity
US government agency and sponsored Agencies (GSE) debt securities	$(15)	$14,985	$-	$-	$(15)	$14,985
U.S. government agency pool securities	-	-	(36)	2,923	(36)	2,923
U.S. government agency or GSE residential mortgage-backed securities	(10)	506	-	-	(10)	506
Total	$(25)	$15,491	$(36)	$2,923	$(61)	$18,414

	December 31, 2019
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value
Securities Available for Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(8)	$15,008	$(56)	$50,426	$(64)	$65,434
U.S. government agency pool securities	(19)	15,619	(1,069)	144,607	(1,088)	160,226
U.S. government agency or GSE residential mortgage-backed securities	(200)	60,439	(192)	21,414	(392)	81,853
Total	$(227)	$91,066	$(1,317)	$216,447	$(1,544)	$307,513

Securities Held to Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(1)	$2,010	$-	$-	$(1)	$2,010
U.S. government agency pool securities	-	-	(70)	3,767	(70)	3,767
U.S. government agency or GSE residential mortgage-backed securities	(3)	3,483	(65)	5,014	(68)	8,497
Total	$(4)	$5,493	$(135)	$8,781	$(139)	$14,274

The Bank does not believe that the investment securities that were in an unrealized loss position as of December 31, 2020, which comprised a total of 76 securities, were other than temporarily impaired. Specifically, the 76 securities are comprised of the following: 36 Small Business Administration (SBA) Pool securities, 1 mortgage-backed securities issued by Government National Mortgage Association (GNMA), 1 mortgage-backed security issued by Federal National Mortgage Association (FNMA), 15 agency securities issued by Federal Home Loan Bank (FHLB) 13 mortgage-backed securities issued by Federal Home Loan Mortgage Corporation (FHLMC), and 10 agency security issued by Federal Farm Credit Banks (FFCB).

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

Outstanding loan balances are presented net of unearned income, net deferred loan fees, and unamortized discount and premium totaling $4.2 million at December 31, 2020 and $2.9 million at December 31, 2019. As of December 31, 2020, our 10 largest borrowing relationships totaled $345.0 million in commitments, or approximately 24.1% of our total gross loans compared to $333.8 million, or approximately 25.56% in 2019.

The loan portfolio consisted of the following at:

	December 31, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
Commercial
Commercial & industrial	$366,942	25.6%	$282,426	21.6%
Commercial mortgage	685,138	47.9%	591,364	45.3%
Commercial construction	51,785	3.6%	71,101	5.4%
Commercial agriculture	629	0.0%	664	0.1%
Total commercial	1,104,494	77.1%	945,555	72.4%
Consumer
Residential mortgage	127,371	8.9%	124,250	9.5%
Home equity	2,076	0.1%	2,685	0.2%
Automobile	19,923	1.4%	21,631	1.7%
Other consumer loans[1]	177,822	12.5%	211,884	16.2%
Total consumer	327,192	22.9%	360,450	27.6%
Gross loans	1,431,686	100.0%	1,306,005	100.0%
Deferred loan (fees) costs, net	(4,159)		(2,863)
Allowance for loan losses	(34,805)		(27,870)
Loans, net	$1,392,722		$1,275,272

[1]	Comprised of other revolving credit, installment, and overdrafts.

Paycheck Protection Program

With the passage of the Paycheck Protection Program, or PPP, administered by the Small Business Administration, the Bank is actively participating in assisting its customers with applications for resources through the program. PPP loans have either a two-year or a five-year term and earn interest at 1%. The Bank believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. In 2020, the Bank approved and funded over $93.4 million in PPP loans. Through December 31, 2020, a total of $7.7 million in PPP loans were forgiven reducing the outstanding balance to $85.7 million at year-end. On January 13, 2021, the SBA re-opened the PPP program and began accepting applications for PPP loans. As of March 18, 2021, the bank approved and funded over $28.6 million in additional PPP loans. It is the Bank’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Bank could be required to establish additional allowance for loan loss through additional credit loss expense charged to earnings.

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

In December 31, 2020, management adjusted the economic risk factors to incorporate the current economic implications, which includes receding tourism and rising unemployment due to the COVID-19 pandemic.

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

Set forth below is information regarding gross loan balances and the related allowance for loan losses, by portfolio type, for the years ended December 31, 2020 and 2019.

	Commercial	Residential Mortgages	Consumer	Total
	(Dollars in thousands)
Year Ended December 31, 2020
Allowance for loan losses:
Balance at beginning of period	$18,360	$1,490	$8,020	$27,870
Charge-offs	(1,069)	-	(4,559)	(5,628)
Recoveries	399	-	1,806	2,205
Provision	3,523	500	6,335	10,358
Balance at end of period	$21,213	$1,990	$11,602	$34,805

Allowance balance at end of period related to:
Loans individually evaluated for impairment	$3,500	$4	$1,264	$4,768
Loans collectively evaluated for impairment	17,713	1,986	10,338	30,037
Ending balance	$21,213	$1,990	$11,602	$34,805

Loan balances at end of period:
Loans individually evaluated for impairment	$36,031	$2,730	$1,343	$40,104
Loans collectively evaluated for impairment	1,068,463	126,717	196,402	1,391,582
Ending balance	$1,104,494	$129,447	$197,745	$1,431,686

Year Ended December 31, 2019
Allowance for loan losses:
Balance at beginning of year	$14,887	$1,648	$7,239	$23,774
Charge-offs	(1,599)	-	(6,306)	(7,905)
Recoveries	37	67	2,109	2,213
Provision	5,035	(225)	4,978	9,788
Ending balance	$18,360	$1,490	$8,020	$27,870

Allowance balance at end of year related to:
Loans individually evaluated for impairment	$6,105	$2	$1,657	$7,764
Loans collectively evaluated for impairment	12,255	1,488	6,363	20,106
Ending balance	$18,360	$1,490	$8,020	$27,870

Loan balances at end of year:
Loans individually evaluated for impairment	$34,185	$3,758	$1,808	$39,751
Loans collectively evaluated for impairment	911,370	123,177	231,707	1,266,254
Ending balance	$945,555	$126,935	$233,515	$1,306,005
The $6.9 million increase in the allowance for loan losses is primarily due to the high balance in classified loans, and the rise in consumer and commercial loan delinquency rates, along with management’s reassessment of economic conditions and prospects. The allowance will change in the future in response to changes in the size, composition and quality of the loan portfolio, as well as periodic reassessments of prospective economic conditions.

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

The following table provides a summary of the delinquency status of the Bank’s gross loans by portfolio type:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Non- Accrual	90 Days and Greater Still Accruing	Total Past Due	Current	Total Loans Outstanding
December 31, 2020
Commercial
Commercial & industrial	$13,712	$3,857	$8,119	$387	$26,075	$340,867	$366,942
Commercial mortgage	9,183	36,562	913	471	47,129	638,009	685,138
Commercial construction	-	-	-	-	-	51,785	51,785
Commercial agriculture	-	-	-	-	-	629	629
Total commercial	22,895	40,419	9,032	858	73,204	1,031,290	1,104,494

Consumer
Residential mortgage	4,758	1,833	1,147	129	7,867	119,504	127,371
Home equity	-	-	-	-	-	2,076	2,076
Automobile	580	184	-	43	807	19,116	19,923
Other consumer [1]	3,472	1,502	108	1,096	6,178	171,644	177,822
Total consumer	8,810	3,519	1,255	1,268	14,852	312,340	327,192
Total	$31,705	$43,938	$10,287	$2,126	$88,056	$1,343,630	$1,431,686

December 31, 2019
Commercial
Commercial & industrial	$15,924	$-	$4,076	$-	$20,000	$262,426	$282,426
Commercial mortgage	1,490	358	2,698	-	4,546	586,818	591,364
Commercial construction	-	-	-	-	-	71,101	71,101
Commercial agriculture	-	-	-	-	-	664	664
Total commercial	17,414	358	6,774	-	24,546	921,009	945,555

Consumer
Residential mortgage	5,318	3,515	1,214	187	10,234	114,016	124,250
Home equity	-	-	-	-	-	2,685	2,685
Automobile	1,241	278	-	93	1,612	20,019	21,631
Other consumer [1]	2,991	1,515	96	1,510	6,112	205,772	211,884
Total consumer	9,550	5,308	1,310	1,790	17,958	342,492	360,450
Total	$26,964	$5,666	$8,084	$1,790	$42,504	$1,263,501	$1,306,005

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

Generally, the accrual of interest on a loan is discontinued when principal or interest payments become more than 90 days past due, unless management believes the loan is adequately collateralized and it is in the process of collection. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received, except when the ultimate collectability of principal is probable, in which case interest payments are credited to income. Non-accrual loans may be restored to accrual status when principal and interest become current and full repayment is expected. The following table provides information as of December 31, 2020 and 2019, with respect to loans on non-accrual status, by portfolio type:

	December 31,
	2020	2019
	(Dollars in thousands)
Non-accrual loans:
Commercial
Commercial & industrial	$8,750	$10,587
Commercial mortgage	6,618	8,100
Total commercial	15,368	18,687

Consumer
Residential mortgage	$2,575	$3,370
Other consumer [1]	196	206
Total consumer	2,771	3,576
Total non-accrual loans	$18,139	$22,263

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

The Company classifies its loan portfolios using internal credit quality ratings, as discussed above under Allowance for Loan Losses. The following table provides a summary of loans by portfolio type and the Company’s internal credit quality ratings as of December 31, 2020 and 2019.

	December 31,
	2020	2019	Increase (Decrease)
	(Dollars in thousands)
Pass:
Commercial & industrial	$314,201	$247,202	$66,999
Commercial mortgage	626,477	551,459	75,018
Commercial construction	51,785	71,101	(19,316)
Commercial agriculture	629	664	(35)
Residential mortgage	123,017	119,851	3,166
Home equity	2,076	2,685	(609)
Automobile	19,880	21,538	(1,658)
Other consumer	176,522	210,165	(33,643)
Total pass loans	$1,314,587	$1,224,665	$89,922

Special Mention:
Commercial & industrial	$6,643	$3,641	$3,002
Commercial mortgage	16,285	-	16,285
Residential mortgage	1,695	-	1,695
Total special mention loans	$24,623	$3,641	$20,982

Substandard:
Commercial & industrial	$37,920	$21,597	$16,323
Commercial mortgage	41,654	38,414	3,240
Residential mortgage	433	762	(329)
Other consumer	7	12	(5)
Total substandard loans	$80,014	$60,785	$19,229

Formula Classified:
Residential mortgage	$2,226	$3,637	$(1,411)
Automobile	43	93	(50)
Other consumer	1,293	1,707	(414)
Total formula classified loans	$3,562	$5,437	$(1,875)

Doubtful:
Commercial & industrial	$8,178	$9,986	$(1,808)
Commercial mortgage	722	1,491	(769)
Total doubtful loans	$8,900	$11,477	$(2,577)
Total outstanding loans, gross	$1,431,686	$1,306,005	$125,681

As the above table indicates, the Company’s total loans approximated $1.43 billion at December 31, 2020, up from $1.31 billion at December 31, 2019. The disaggregation of the portfolio by risk rating in the table reflects the following changes between December 31, 2019, and December 31, 2020:

•

Loans rated “pass” totaled $1.31 billion at December 31, 2020, an increase of $89.9 million from $1.22 billion at December 31, 2019, due primarily to the increases of $67.0 million in commercial and industrial, $75.0 million in commercial mortgage, and residential mortgage by $3.2 million. The increase in commercial & industrial, commercial mortgage and residential mortgage were due to new loans. Additionally, commercial & industrial had three loans reclassified from “substandard” to “pass” totaling $631 thousand and one loan reclassified from “special mention” to “pass”. The commercial mortgage had one loan of $42.2 million from construction category due to completion of construction. These increases were offset by the decreases of $33.6 million in other consumer loans, $19.3 million in commercial construction, and $1.7 million in automobile loans. The decreases in other consumer and automobile loans were due to payoffs, pay downs and charge-offs, partially offset by the addition of new consumer loan and automobile loan bookings. The decrease in commercial construction was due to completion of construction and reallocated to commercial mortgage category.

•

The “special mention” category increased by $21.0 million to $24.6 million at December 31, 2020. The commercial mortgage loan category increased by $16.3 million, due to the six loan relationships totaling $16.3 million being reassigned from “pass” to “special mention.” The commercial & industrial loan category increased by $3.0 million, due primarily to three loan relationships totaling $6.0 million reclassified from “pass” to “special mention.” In addition, residential mortgage increases due to one loan classified from “pass” to “special mention” totaling $1.7 million.

•

Loans classified as “substandard” increased by $19.2 million, to $80.0 million at December 31, 2020. Substandard commercial and industrial loans increased by $16.3 million, to $37.9 million, due to six loan relationships totaling $9 million classified from “pass” to “substandard”. Additionally, three loans classified from “special mention” to “substandard” totaling $2.3 million and $8.3 million in new loans. The commercial mortgage loans increased by $3.2 million, to $41.7 million, primarily due to two loan relationships totaling $5.3 million. These were offset by decreases from one loan relationship of $969 thousand classified from “substandard” to “doubtful” and two relationships totaling $423 thousand classified from “substandard” to “pass”. In addition, $687 thousand in pay downs.

•

The “formula classified” category decreased by $1.9 thousand during the period, to $3.6 million, primarily because of the decrease of $1.4 million in residential mortgages due to classification from “formula” to “pass” and regular loan pay downs and payoffs. Additional decreases of $414 thousand in   other consumer category and $50 thousand in automobile category.

•

The “doubtful” category decreased by $2.6 million due to the two commercial borrowers that filed for bankruptcy. The decrease is due to the $1.8 million rise in the commercial & industrial loans category, and the $769 thousand decrease in commercial mortgage loans due to downgrade of one loan of $722 thousand classified from “substandard” to “doubtful”.

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

The following table sets forth information regarding non-accrual loans and restructured loans, at December 31, 2020 and 2019:

	December 31,
	2020	2019
	(Dollars in thousands)
Impaired loans:
Restructured loans:
Non-accruing restructured loans	$4,718	$7,293
Accruing restructured loans	15,937	15,191
Total restructured loans	20,655	22,484
Other impaired loans	19,450	17,267
Total impaired loans	$40,105	$39,751

Impaired loans less than 90 days delinquent and included in total impaired loans	$27,664	$29,704

The table below contains additional information with respect to impaired loans, by portfolio type, for the years ended December 31, 2020 and 2019:

	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
December 31, 2020, With no related allowance recorded:
Commercial & industrial	$23,745	$23,745	$23,986	$102
Commercial mortgage	11,954	12,201	9,030	45
Residential mortgage	432	432	692	-
Other consumer	7	7	7	-
Total impaired loans with no related allowance	$36,138	$36,385	$33,715	$147

December 31, 2020, With a related allowance recorded:
Commercial & industrial	$294	$607	$282	$4
Commercial mortgage	39	54	95	-
Residential mortgage	2,298	2,308	2,887	(27)
Automobile	43	43	71	-
Other consumer	1,293	1,292	884	27
Total impaired loans with a related allowance	$3,967	$4,304	$4,219	$4

December 31, 2019, With no related allowance recorded:
Commercial & industrial	$25,702	$26,627	$20,734	$105
Commercial mortgage	8,138	8,138	9,230	(1)
Residential mortgage	379	379	115	(174)
Total impaired loans with no related allowance	$34,219	$35,144	$30,079	$(70)

December 31, 2019, With a related allowance recorded:
Commercial & industrial	$247	$472	$214	$1
Commercial mortgage	98	114	79	-
Residential mortgage	3,379	3,400	4,260	(6)
Automobile	93	93	97	2
Other consumer	1,715	1,716	1,516	18
Total impaired loans with a related allowance	$5,532	$5,795	$6,166	$15

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

Troubled Debt Restructurings

The Bank had $20.7 million and $22.5 million of troubled debt restructurings (TDRs) as of December 31, 2020 and 2019, respectively. The restructured loans recorded by the Bank represent financing receivables, modified for the purpose of alleviating temporary impairments to the borrower’s financial condition. The modifications that the Bank has extended to borrowers have come in the form of a change in the amortization terms, a reduction in the interest rate, interest only payments and, in limited cases, a concession to the outstanding loan balance. The restructuring plans between the borrower and Bank are designed to provide a bridge for the cash flow shortfalls in the near term. As the borrower works through the near-term issues, in most cases, the original contractual terms will be reinstated.

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

In an effort to constructively work with borrowers affected by the COVID-19 pandemic, the Bank initiated a temporary program in March 2020 to allow for 90-day deferrals for residential mortgage and commercial loans upon request from the borrower, and a 90-day deferral for all consumer and automobile loans. The Bank did not identify consumer loans that were deferred and were over 30 days delinquent as TDRs; however the Bank identified a specific reserve for these loans totaling $4.7 million at December 31, 2020. The Bank also identified a specific reserve for consumer loans over 90 days that were deferred and increased its environmental factors for the reserve to account for the effects of the COVID-19 pandemic.

	Number of	Pre- Modification Outstanding Recorded	Principal	Post- Modification Outstanding Recorded	Outstanding Balance
	Loans	Investment	Modifications	Investment	December 31, 2020	December 31, 2019
Performing
Residential mortgage	-	$-	$-	$-	$-	$26
Commercial mortgage	10	17,598	-	17,598	15,936	15,165
Total performing	10	$17,598	$-	$17,598	$15,936	$15,191
Nonperforming
Commercial mortgage	9	$8,073	$-	$8,073	$4,671	$7,293
Consumer	1	49	-	49	48	-
Total nonperforming	10	$8,122	$-	$8,122	$4,719	$7,293
Total Troubled Debt Restructurings (TDRs)	20	$25,720	$-	$25,720	$20,655	$22,484

Note 7 – Premises and Equipment

A summary of premises and equipment at December 31, 2020 and 2019 follows:

	December 31, 2020
	Cost	Accumulated Depreciation	Net Book Value
Buildings	$28,952	$(22,001)	$6,951
Furniture and equipment	27,688	(21,173)	6,515
Automobiles and mobile facilities	1,721	(1,182)	539
Leasehold improvements	6,841	(4,609)	2,232
	65,202	(48,965)	16,237
Construction in progress	3,684	-	3,684
	$68,886	$(48,965)	$19,921

	December 31, 2019
	Cost	Accumulated Depreciation	Net Book Value
Buildings	$28,927	$(21,182)	$7,745
Furniture and equipment	26,494	(19,312)	7,182
Automobiles and mobile facilities	1,698	(1,003)	695
Leasehold improvements	6,662	(4,255)	2,407
	63,781	(45,752)	18,029
Construction in progress	1,725	-	1,725
	$65,506	$(45,752)	$19,754

For the years ended December 31, 2020, and 2019 , depreciation expense was each at $3.9 million.

Note 8 – Other Assets

A summary of other assets at December 31, 2020 and 2019, follows:

	December 31,
	2020	2019
Bank Owned Life Insurance	$28,798	$20,700
Prepaid expenses	6,919	6,100
Other real estate owned, net (Note 9)	-	6
Deferred tax asset, net (Note 13)	8,543	7,546
Mortgage servicing rights (Note 19)	1,683	1,704
Goodwill	783	783
Right-of-use asset (Note 20)	26,113	29,898
Accounts receivable	3,108	16,015
Other	1,176	763
Total other assets	$77,123	$83,515

Note 9 – Other Real Estate Owned

Other real estate owned is presented net of an allowance for losses. A summary of the changes in other real estate owned is as follows:

	2020	2019
Balance at beginning of year	$6	$1,510
Additions	42	-
Sales	(50)	(352)
	(2)	1,158
Write-downs and loss on sales, net	-	(1,183)
Change in valuation allowances	2	31
Balance at end of year	$-	$6

Note 10 – Deposits

A summary of deposits at December 31, 2020 and 2019, follows:

	December 31,
	2020	2019
	(Dollars in Thousands)
Non-interest bearing deposits	$770,037	$582,967
Interest bearing deposits:
Demand deposits	322,933	278,914
Regular savings	754,042	627,596
Time deposits:
$250,000 or more	14,201	14,201
Less than $250,000	14,569	17,797
Other interest bearing deposits	243,062	208,431
Total interest bearing deposits	1,348,807	1,146,939
Total Deposits	$2,118,844	$1,729,906

At December 31, 2020, the scheduled maturities of time deposits were as follows:

Years ending December 31,
2021	$24,471
2022	2,160
2023	410
2024	997
2025 and thereafter	732
Total	$28,770

Note 11 – Borrowings

Federal Reserve Discount Window

At December 31, 2020 and 2019 the Bank had investment securities with a market value of $18.4 million and $20.9 million, respectively, pledged to the FRB Discount Window supporting a borrowing capacity of $17.9 million and $20.3 million, respectively, based on an average Federal Reserve margin of 97%. The Bank had no outstanding borrowings through the discount window at December 31, 2020 or 2019.

Federal Home Loan Bank (FHLB) Advances

The Bank has a credit line with the FHLB of Des Moines equal to 35% of total Bank assets. At December 31, 2020 and 2019, the Bank did not have outstanding advances against this credit line under Blanket Agreements for Advances and Security Agreements (“the Agreements”). The Agreements enable the Bank to borrow funds from the FHLB to fund mortgage loan programs and to satisfy certain other funding needs.

Overnight Fed Funds Lines

At December 31, 2020 and 2019, the Bank had $27.0 million in Federal Funds lines of credit available with its correspondent banks. No borrowings were outstanding as of December 31, 2020.

Note 12 – Transactions with Directors of the Company

The Directors of the Company and the Bank, and certain of the businesses with which they are associated, conduct banking transactions with the Company in the ordinary course of business. The following is a summary of loan transactions with members of the Board of Directors of the Company and certain of their associated businesses:

	Years Ended December 31,
	2020	2019
	(Dollars in thousands)
Beginning balance	$12,537	$9,823
Undisbursed commitments	1,369	1,562
New loans granted	4,274	2,378
Principal repayments	(1,282)	(1,226)
Ending balance of term loans	16,898	12,537
Year-end balance of revolving accounts	844	1,007
Total term loans and revolving accounts	$17,742	$13,544

In addition, the Bank leases certain facilities from two separate entities in which two of its directors have separate ownership interests. Lease payments made to these entities during the years ended December 31, 2020 and 2019, approximated $359 thousand and $354 thousand, respectively.

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

The income tax provision includes the following components:

	Years Ended December 31,
	2020	2019
Government of Guam tax expense (benefit):
Current	$5,578	$5,897
Deferred	(2,114)	(931)
Foreign income taxes (including U.S. income taxes)	-	635
Total income tax expense	$3,464	$5,601

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	2020	2019
Statutory Guam income tax rate	21.00%	21.00%
Permanent differences	-1.51%	-1.03%
Other	2.22%	5.78%
Total income tax expense	21.71%	25.75%

The difference between effective income tax expense and income tax expense computed at the Guam statutory rate was due to nontaxable interest income earned on loans to the Government of Guam for each of the years ended December 31, 2020 and 2019. Additionally, there was a one-time impact on total income tax expense and the effective tax rate in 2019 due to a $921 thousand adjustment.

The components of deferred income taxes are as follows:

	Years Ended December 31,
	2020	2019
Deferred loan origination fees	$(285)	$(48)
Loan loss provision	(1,526)	(906)
Fixed assets	15	15
SERP	(271)	(207)
Other real estate owned valuation	1	7
Mortgage servicing rights	(5)	(16)
Deferred rent	-	224
Right-of-use asset	(833)	6,615
Lease liability	778	(6,673)
Accrued bonus	(11)	58
Other	23
Net operating loss	(1,265)	(1,815)
Change in valuation allowance	1,265	1,815
Deferred tax (benefit) provision	$(2,114)	$(931)

The components of the net deferred tax asset are as follows:

	Years Ended December 31,
	2020	2019
Deferred tax asset:
Allowance for loan losses	$7,602	$6,076
Lease Liability	5,895	-
Net operating loss	1,265	1,815
Loan origination fees	906	621
Deferred rent	-	58
Accruals not currently deductible	1,823	1,541
Total deferred tax asset	17,491	10,111
Deferred tax liability:
Right-of-use asset	(5,783)	-
Net unrealized gain on securities available-for-sale	(835)	277
Fixed assets	(674)	(659)
Mortgage servicing rights	(363)	(368)
Others	(28)	-
Total deferred tax liability	(7,683)	(750)
Valuation allowance	(1,265)	(1,815)
Net deferred tax asset	$8,543	$7,546

A valuation allowance of $1.3 million and $1.8 million have been provided at December 31, 2020 and 2019, respectively, to reduce the deferred tax asset because, in management’s opinion, it is more likely than not that less than the entire amount will be realized. This is primarily due to the operating losses in the CNMI region.

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

Under the 2011 Plan, as amended and restated as of July 1, 2012, eligible employees can purchase, through payroll deductions, shares of common stock at a discount. The right to purchase stocks is granted to eligible employees during a period of time that is established from time to time by the Board of Directors of the Company. Eligible employees cannot accrue the right to purchase more than $25 thousand worth of stock at the fair market value at the beginning of each offer period. Eligible employees also may not purchase more than one thousand five hundred (1,500) shares of stock in any one offer period. The shares are purchased at 85% of the fair market price of the stock on the enrollment date. The Company recognized $34 thousand each in compensation expense in 2020 and 2019, respectively.

Employee Retirement Savings Plan

The Company has a 401(k) Plan whereby substantially all employees, with at least one year of continuous service, are eligible to participate in the Plan. The Company makes matching contributions equal to 100% of an employee’s deferrals, up to 1% of the employee’s compensation, plus 50% of the employee’s deferrals that exceed 1% but are less than 6% of the employee’s compensation. Matching contributions become 100% vested to the employee after two years of service. For the years ended December 31, 2020 and 2019, the expense attributable to the Plan was $764 thousand and $725 thousand, respectively.

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

The changes in the projected benefit obligation of other benefits under the Plan during 2020 and 2019, its funded status at December 31, 2020 and 2019, and the amounts recognized in the balance sheet at December 31, 2020 and 2019, were as follows:

	Years Ended December 31,
	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of period	$7,009	$6,074
Service cost	930	672
Interest cost	304	263
Benefit obligation at end of period	$8,243	$7,009
Funded status:
Amounts recognized in the Statement of Financial Condition
Unfunded accrued SERP liability—current	$8,243	$7,009
Total unfunded accrued SERP liability	$8,243	$7,009
Net amount recognized in accumulated other comprehensive income
Prior service cost/(benefit)	$-	$-
Net actuarial loss/(gain)	-	-
Total net amount recognized in accumulated other comprehensive income	-	-
Accumulated benefit obligation	$8,243	$7,009
Components of net periodic SERP cost:
Service cost	$6,957	$6,027
Interest cost	1,286	982
Net periodic SERP cost	$8,243	$7,009
Assumptions as of December 31:
Assumed discount rate	4.33%	4.33%
Rate of compensation increase	0.00%	0.00%

As of December 31, 2020, $3.2 million in benefits are expected to be paid in the next five years. During 2021, $910 thousand is expected to be recognized in net periodic benefit cost.

Note 15 – Earnings Per Common Share

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to shares for which employees’ funds have been collected but not issued under the Employee Stock Purchase Plan for 2020 and 2019, and are determined using the treasury stock method.

Earnings per common share have been computed based on reported net income and the following share data:

	Years Ended December 31,
	2020	2019
Net income	$12,492	$16,151
Less preferred stock dividends	(548)	(547)
Net income attributable to common stockholders	$11,944	$15,604
Weighted average number of common shares outstanding - used to calculate basic and diluted earnings per common share	9,685	9,657
Earnings per common share (EPS):
Basic and diluted EPS	$1.23	$1.62

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

A summary of financial instruments with off-balance-sheet risk at December 31, 2020 and 2019, is as follows:

	December 31,
	2020	2019
Commitments to extend credit	$159,405	$157,463

Letters of credit:
Standby letters of credit	$52,827	$58,182
Commercial letters of credit	2,574	513
Total	$55,401	$58,695

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The commitments for certain lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. The Bank had recorded $42.0 thousand in reserve liabilities associated with these commitments at December 31, 2020.

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

The Bank considers its standby letters of credit to be guarantees. At December 31, 2020, the maximum undiscounted future payments that the Bank could be required to make was $55.4 million. All of these arrangements mature within one year. The Bank generally has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized; however, some are unsecured. The Bank recorded $42.0 thousand in reserve liabilities associated with these guarantees at December 31, 2020.

Mortgage loans serviced for others are not included in the accompanying consolidated statements of condition. The unpaid principal balances of mortgage loans serviced for others were $186.9 million and $189.5 million at December 31, 2020 and 2019, respectively. At December 31, 2020 and 2019, the Bank recorded mortgage servicing rights each at their fair value of $1.7 million, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier 1 capital and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2020 and 2019, the Bank met all capital adequacy requirements to which it is subject.

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

The Bank continues to receive a large influx of deposits from federal relief programs due to the COVID-19 pandemic, which largely increased its total cash and cash equivalents, and securities on its balance sheet resulting in an increase in its average assets in December 31, 2020 by approximately $361.7 million to $2.32 billion from $1.96 billion in December 31, 2019. This growth resulted in an adverse impact on its ratio of Tier 1 capital to average assets. Management believes that the Bank has the capacity to absorb the growth in total assets, and the tools needed to move deposits off its balance sheet through its Trust services to continue to be above the well capitalized standards under the regulatory framework for prompt corrective action.

As of December 31, 2020, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Company’s actual capital amounts and ratios as of December 31, 2020 and 2019, are presented in the table below.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2020:
Total capital (to Risk Weighted Assets)	$206,381	14.307%	$115,401	8.000%	$144,252	10.000%
Tier 1 capital (to Risk Weighted Assets)	$173,141	12.003%	$86,551	6.000%	$115,401	8.000%
Tier 1 capital (to Average Assets)	$173,141	7.466%	$92,765	4.000%	$115,956	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$163,359	11.325%	$64,913	4.500%	$93,764	6.500%

At December 31, 2019:
Total capital (to Risk Weighted Assets)	$197,000	14.417%	$109,313	8.000%	$136,641	10.000%
Tier 1 capital (to Risk Weighted Assets)	$164,787	12.060%	$81,985	6.000%	$109,313	8.000%
Tier 1 capital (to Average Assets)	$164,787	8.418%	$78,298	4.000%	$97,873	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$155,005	11.344%	$61,489	4.500%	$88,817	6.500%

The Bank exceeds the adequately capitalized and the well capitalized standards under these measures. Management believes the Company and the Bank will remain adequately capitalized and well-capitalized under the standards.

Since the formation of the Company in 2011, our assets have grown by 113.2% ($1.25 billion), while our stockholders’ equity has grown by 99.6% ($88.3 million, including $65.7 million in retained earnings). The growth in equity has helped to increase our capital ratios, and those ratios remain well above the well capitalized standards. To provide sufficient capital resources to expand our holdings, the Board approved the issuance of an additional $5.0 million in common stock during 2015, of which $2.9 million in was issued that year, and an additional $10.0 million in non-cumulative perpetual preferred stock, of which $9.8 million was issued during 2016. During the fourth quarter of 2017 and the first quarter of 2018, the Company issued an additional $4.2 million in common stuck in an SEC-registered public offering at a purchase price of $12.25 per common share.

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

Note 18 – Parent Company Only Information

Condensed Statements of Financial Condition

(Dollars in thousands)

	December 31,
	2020	2019
Assets
Due from subsidiaries	$2,245	$1,918
Investment in subsidiaries	189,703	177,183
Other assets	9	13
Total assets	$191,957	$179,114
Liabilities and stockholders’ equity
Other liabilities	124	119
Subordinated debt, net	14,777	14,751
Total liabilities	$14,901	$14,870

Stockholders’ equity	177,056	164,243
Total liabilities and stockholders’ equity	$191,957	$179,113

Condensed Statements of Income

(Dollars in thousands)

	December 31,
	2020	2019
Dividend income	$4,154	$4,142
Interest expense	955	484
Other expenses	280	364
Equity in undistributed income of subsidiary	9,573	12,857
Net income	$12,492	$16,151

Condensed Statements of Cash Flows

(Dollars in thousands)

	December 31,
	2020	2019
Cash flows from operating activities:
Net income	$12,492	$16,151
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiary	(9,573)	(12,857)
Amortization of debt issuance costs	26	(249)
Net change in operating assets and liabilities:
Other assets	4	(13)
Other liabilities	5	110
Net cash provided by operating activities	2,954	3,142

Cash flows from investing activities:
Payments for investments in and advances to subsidiaries	-	(10,000)
Increased investment in unconsolidated subsidiary	-	(4,090)
Dividends received from consolidated subsidiary	635	227
Dividends received from unconsolidated subsidiary	855	621
Net cash used in investing activities	1,490	(13,242)

Cash flows from financing activities:
Proceeds from issuance of subordinated debt	-	15,000
Cash dividends paid	(4,422)	(4,410)
Proceeds from issuance of common stock	305	270
Net cash (used in) provided by financing activities	(4,117)	10,860
Net change in cash and cash equivalents	327	760
Cash and cash equivalents, beginning of period	1,918	1,158
Cash and cash equivalents, end of period	$2,245	$1,918

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

Financial assets measured at fair value on a recurring basis as of December 31, 2020 and 2019, are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At December 31, 2020
U.S. treasury notes and bonds	$5,005	$-	$-	$5,005
U.S. government agency and government sponsored enterprise (GSE) debt securities	-	293,142	-	293,142
U.S. government agency pool securities	-	28,606	-	28,606
U.S. government agency or GSE	-	183,358	-	183,358
Total fair value of available-for-sale securities	5,005	505,106	-	510,111
Other assets:
MSRs	-	-	1,683	1,683
Total fair value	$5,005	$505,106	$1,683	$511,794

At December 31, 2019
U.S. treasury notes and bonds	$44,978	$-	$-	$44,978
U.S. government agency and government sponsored enterprise (GSE) debt securities	-	30,457	-	30,457
U.S. government agency pool securities	-	173,497	-	173,497
U.S. government agency or GSE	-	128,198	-	128,198
Total fair value of available-for-sale securities	44,978	332,152	-	377,130
Other assets:
MSRs	-	-	1,704	1,704
Total fair value	$44,978	$332,152	$1,704	$378,834

There were no liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019.

During the periods ended December 31, 2020 and 2019, the changes in Level 3 assets (consisting solely of MSRs) measured at fair value on a recurring basis are as follows:

	Years Ended December 31,
	2020	2019
Beginning balance	$1,704	$1,778
Realized and unrealized net losses:
Included in net income	(21)	(74)
Ending balance	$1,683	$1,704

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

The following table presents quantitative information about the valuation technique and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring basis:

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average Rate
December 31, 2020
Financial instrument:
MSRs	$1,683	Discounted Cash Flow	Discount Rate	6.06% - 7.74%	6.30%
			Weighted Average Prepayment Rate (Public Securities Association)	125%
December 31, 2019
Financial instrument:
MSRs	$1,704	Discounted Cash Flow	Discount Rate	7.51% - 8.47%	7.70%
			Weighted Average Prepayment Rate (Public Securities Association)	125%

There were no transfers into or out of the Bank’s Level 3 financial instruments for the periods ended December 31, 2020 and 2019.

The valuation techniques for assets measured at fair value on a recurring basis are as follows:

Investment Securities

When quoted prices are available in an active market, the Bank classifies the securities within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid U.S. Government debt, equity securities, Treasury notes and bonds.

If quoted market prices are not available, the Bank estimates fair values using pricing models and discounted cash flows that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, and credit spreads. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include GSE obligations, corporate bonds, and other securities. Mortgage-backed securities are included in Level 2 if observable inputs are available. In certain cases where there is limited activity or less transparency around inputs to the valuation, the Bank would classify those securities in Level 3. At December 31, 2020 and 2019, the Bank did not have any Level 3 investment securities.

Mortgage Servicing Rights

The fair value measurement of mortgage servicing rights is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques that incorporate assumptions that market participants would use in estimating the fair value of servicing rights. The most important of these assumptions is the interest rate used in discounting the future cash flows into their present value. Other assumptions might include estimates of prepayment speeds, costs to service, escrow account earnings, contractual servicing fee income, prepayment and late fees, among other considerations. The Bank’s mortgage servicing rights are considered a Level 3 measurement at December 31, 2020 and 2019.

Assets Measured at Fair Value on a Nonrecurring Basis

Under certain circumstances the Bank makes adjustments to fair value for assets and liabilities even though they are not measured at fair value on an ongoing basis. At December 31, 2020 and 2019, the financial instruments carried on the consolidated statements of financial condition by caption and by level in the fair value hierarchy for which a nonrecurring change in fair value has been recorded were zero and $8 thousand, respectively.

Fair Value of Other Financial Instruments

The estimated fair values of the Bank’s other financial instruments, excluding those assets recorded at fair value on a recurring basis on the Bank’s consolidated statements of condition, are as follows:

		Estimated fair value
	Carrying Amount	Level 1	Level 2	Level 3
	(Dollars in thousands)
December 31, 2020
Financial assets:
Cash and cash equivalents	$287,628	$287,628	$-	$-
Restricted cash	150	150	-	-
Federal Home Loan Bank stock	2,335	-	2,335	-
Investment securities held-to-maturity	46,584	-	46,911	-
Loans, net	1,392,722	-	-	1,441,402
Total	$1,729,419	$287,778	$49,246	$1,441,402

Financial liabilities:
Deposits	2,118,844	-	-	2,130,361
Total	$2,118,844	$-	$-	$2,130,361

December 31, 2019
Financial assets:
Cash and cash equivalents	$131,716	$131,716	$-	$-
Restricted cash	400	400	-	-
Federal Home Loan Bank stock	2,267	-	2,267	-
Investment securities held-to-maturity	49,984	-	50,204	-
Loans, net	1,275,272	-	-	1,310,822
Total	$1,459,639	$132,116	$52,471	$1,310,822

Financial liabilities:
Deposits	$1,729,906	$-	$-	$1,733,072
Total	$1,729,906	$-	$-	$1,733,072

During the periods ended December 31, 2020 and 2019, the changes in Level 3 loans and deposits measured at fair value on a non-recurring basis are as follows:

	Years Ended December 31,
	2020	2019
Beginning loan balance	$1,310,822	$1,212,289
Net issuances	130,580	98,533
Ending loan balance	$1,441,402	$1,310,822

	Years Ended December 31,
	2020	2019
Beginning deposit balance	$1,733,072	$1,731,830
Net deposits	397,289	1,242
Ending deposit balance	$2,130,361	$1,733,072

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

The following table presents quantitative information about the valuation technique and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis:

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average Rate
December 31, 2020
Financial instrument:
Loans	$1,441,402	Discounted Cash Flow	Discount Rate	4.93% - 7.70%	5.98%
Deposits	$2,130,361	Discounted Cash Flow	Discount Rate	0.03% - 0.63%	0.05%

December 31, 2019
Financial instrument:
Loans	$1,310,822	Discounted Cash Flow	Discount Rate	6.77% - 7.69%	7.39%
Deposits	$1,733,072	Discounted Cash Flow	Discount Rate	0.13% - 0.88%	0.15%

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

Short-Term Borrowings

The carrying amounts of Federal Funds purchased and FHLB advances maturing within ninety days approximate their fair values. We had no outstanding short-term borrowings at December 31, 2019 or 2020.

Long-Term Borrowings

Fair value of FHLB advances maturing after ninety days is determined based on expected present value techniques based on current market rates for advances with similar terms and remaining maturities. We had no outstanding long-term borrowings at December 31, 2019 or 2020.

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

The Bank leases certain facilities from two separate entities in which two of its directors have separate ownership interests. Lease payments made to these entities during the year ended December 31, 2020 and 2019, were $359 thousand, and $354 thousand respectively.

Additionally, the Bank leases office space to third parties, with original lease terms ranging from 1 to 3 years with option periods ranging up to 12 years. At December 31, 2020, minimum future rents to be received under non-cancelable operating sublease agreements were $43 thousand, $38 thousand and $26 thousand for the periods ending December 31, 2021, 2022 and 2023, respectively.

The cash flow from operating leases included in the measurement of lease liabilities during December 31, 2020 and 2019 was $3.6 million and $2.4 million, respectively.

The following table summarizes the lease-related assets and liabilities recorded as part of other assets and other liabilities in our consolidated statements of financial condition at December 31, 2020:

	Years Ended December 31,
	2020	2019
Assets
Operating lease right-of-use assets	$26,113	$29,898
Total lease assets	$26,113	$29,898

Liabilities
Current
Operating	$2,510	$2,362
Noncurrent
Operating	24,112	27,797
Total lease liabilities	$26,622	$30,159

The operating lease cost, and variable lease costs, at December 31, 2020, and 2019 was $3.9 million and $3.7 million, respectively.

The following table provides the maturities of lease liabilities at December 31, 2020:

	Operating Leases (a)	Total
2021	$3,432	$3,432
2022	2,780	2,780
2023	2,532	2,532
2024	2,420	2,420
2025	2,288	2,288
After 2026	35,569	35,569
Total lease payments	$49,021	$49,021
Less: Interest (b)	22,399	22,399
Present value of lease liabilities (c)	$26,622	$26,622

Note: For leases commencing prior to 2019, minimum lease payments exclude payments to landlords for real estate taxes and common area maintenance.

(a)	Operating lease payments include $24.0 million related to options to extend lease terms that are reasonably certain of being exercised.
(b)	Calculated using the incremental borrowing rate based on the lease term for each lease.
(c)	Includes the current portion of $2.5 million for operating leases.

The following table provides the weighted-average lease term and discount rate at December 31, 2020:

	Years Ended December 31,
	2020	2019
Weighted-average remaining lease term (years)
Operating leases	24.6	24.1
Weighted-average discount rate
Operating leases	4.09%	4.07%

Note 21 – Revenue Recognition

On January 1, 2018, the Company adopted ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASC 606”) and all subsequent ASUs that modified ASC 606. The Company’s revenue is primarily comprised of net interest income on financial assets less interest paid on financial liabilities, which are excluded from the scope of ASU No. 2014-09. The Company evaluated its various revenue streams and determined that service charges on deposit accounts and online fees are within the scope of ASC 606. The fees charged from service charges on deposit accounts are based on services provided or transactions performed, and the online fees associated with business accounts are billed at the end of each month or upon occurrence. Neither revenue stream results in a difference from historic revenue recognition practices. The revenue earned from these services and its percentage of total revenue for the year ended December 31, 2020, were $3.7 million and 3.7% for service charges on deposit accounts, and $949 thousand and 1.0% for online fees, respectively, as compared to $4.6 million and 4.2% for service charges on deposit accounts, and $883 thousand and 0.8% for online fees, respectively at December 31, 2019. The Company has determined that the result of applying this ASU to the revenue streams affected has not been material to the Company’s consolidated financial statements.

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

None.