Form 10-Q
period 2021-03-31
BankGuam Holding Co
filed 2021-05-13
CIK 1527383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of May 13, 2021, there were 9,714,222 shares outstanding

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Financial Condition

(in Thousands, Except Par Value)

	March 31, 2021	December 31, 2020
ASSETS
Cash and due from banks	$44,259	$42,875
Interest bearing deposits in banks	277,498	244,753
Total cash and cash equivalents	321,757	287,628
Restricted cash	150	150
Investment in unconsolidated subsidiary	7,256	7,719
Investment securities available-for-sale, at fair value	533,021	510,111
Investment securities held-to-maturity, at amortized cost (Fair Value $42,350 at 3/31/2021 and $46,911 at 12/31/2020)	43,082	46,584
Federal Home Loan Bank stock, at cost	2,814	2,335
Loans, net of allowance for loan losses ($36,283 at 03/31/2021 and $34,805 at 12/31/2020)	1,388,552	1,392,722
Accrued interest receivable	7,379	8,068
Premises and equipment, net	20,083	19,921
Other assets	84,483	77,123
Total assets	$2,408,577	$2,352,361

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$778,707	$770,037
Interest bearing	1,414,321	1,348,807
Total deposits	2,193,028	2,118,844
Accrued interest payable	70	77
Subordinated debt, net	14,783	14,777
Other liabilities	42,088	41,607
Total liabilities	2,249,969	2,175,305
Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock $0.2083 par value; 48,000 shares authorized; 9,746 and 9,734 shares issued and 9,714 and 9702 shares outstanding at 3/31/2021 and 12/31/2020, respectively	2,031	2,029
Preferred stock $100 par value; 300 shares authorized; 9.8 shares issued and outstanding	980	980
Additional paid-in capital, Common stock	24,872	24,777
Additional paid-in capital, Preferred stock	8,803	8,803
Retained earnings	139,836	137,646
Accumulated other comprehensive (loss) income	(17,624)	3,111
Common stock in treasury, at cost (32 shares)	(290)	(290)
Total stockholders’ equity	158,608	177,056
Total liabilities and stockholders’ equity	$2,408,577	$2,352,361

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Income

(Dollar and Share Amounts in Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2021	2020
Interest income:
Loans	$18,247	$19,767
Investment securities	2,199	1,974
Deposits with banks	67	358
Total interest income	20,513	22,099
Interest expense:
Savings deposits	103	474
Time deposits	12	18
Other borrowed funds	238	241
Total interest expense	353	733
Net interest income	20,160	21,366
Provision for loan losses	2,475	2,207
Net interest income, after provision for loan losses	17,685	19,159

Non-interest income:
Service charges and fees	1,670	1,738
Gain on sale of investment securities	272	-
Income from merchant services, net	648	543
Cardholders income, net	253	157
Trustee fees	152	635
Other income	1,214	998
Total non-interest income	4,209	4,071
Non-interest expense:
Salaries and employee benefits	8,696	9,524
Occupancy	2,129	2,156
Equipment and depreciation	2,941	2,972
Insurance	489	474
Telecommunications	366	343
FDIC assessment	344	279
Professional services	565	577
Contract services	621	515
Other real estate owned	14	28
Stationery and supplies	121	200
Training and education	44	185
General, administrative and other	1,540	1,977
Total non-interest expense	17,870	19,230
Income before income taxes	4,024	4,000
Income tax expense	729	755
Net income	3,295	3,245
Preferred stock dividend	(135)	(136)
Net income attributable to common stockholders	$3,160	$3,109

Earnings per common share (EPS):
Basic and diluted EPS	$0.33	$0.32
Dividends declared per common share	$0.10	$0.10
Basic and diluted weighted average common shares	9,705	9,673

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income

(in Thousands)

	Three Months Ended March 31,
	2021	2020
Net income	$3,295	$3,245
Other comprehensive (loss) income:
Unrealized holding (loss) gain on available-for-sale securities arising during the period, net of tax	(20,488)	4,570
Reclassification for (gain) realized on available-for- sale securities	(272)	-
Amortization of post-transfer unrealized holding loss on held-to-maturity securities during the period, net of tax	25	73
Total other comprehensive (loss) income	(20,735)	4,643
Total comprehensive (loss) income	$(17,440)	$7,888

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(Dollar Amounts in Thousands, Except Number of Shares)

	Number of Common Shares	Common Stock	Preferred Stock	Additional Paid-in Capital - Common	Additional Paid-in Capital - Preferred	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances, January 1, 2021	9,702,136	$2,029	$980	$24,777	$8,803	$137,646	$3,111	$(290)	$177,056
Net income	-	-	-	-	-	3,295	-	-	3,295
Change in accumulated other comprehensive income:
Unrealized loss on available-for-sale securities, net	-	-	-	-	-	-	(20,735)	-	(20,735)
Common stock issued under Employee Stock Purchase Plan & Service Awards	11,436	2	-	95	-	-	-	-	97
Cash dividends on common stock	-	-	-	-	-	(970)	-	-	(970)
Cash dividends on preferred stock	-	-	-	-	-	(135)	-	-	(135)
Balances, March 31, 2021	9,713,572	$2,031	$980	$24,872	$8,803	$139,836	$(17,624)	$(290)	$158,608

	Number of Common Shares	Common Stock	Preferred Stock	Additional Paid-in Capital - Common	Additional Paid-in Capital - Preferred	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balances, January 1, 2020	9,671,556	$2,023	$980	$24,478	$8,803	$129,576	$(1,327)	$(290)	$164,243
Net income	-	-	-	-	-	3,245	-	-	3,245
Change in accumulated other comprehensive income:
Unrealized gain on available-for-sale securities, net	-	-	-	-	-	-	4,643	-	4,643
Common stock issued under Employee Stock Purchase Plan & Service Awards	8,990	2	-	91	-	-	-	-	93
Cash dividends on common stock	-	-	-	-	-	(967)	-	-	(967)
Cash dividends on preferred stock	-	-	-	-	-	(136)	-	-	(136)
Balances, March 31,2020	9,680,546	$2,025	$980	$24,569	$8,803	$131,718	$3,316	$(290)	$171,121

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Cash Flows

(in Thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$3,295	$3,245
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,475	2,207
Depreciation	983	1,036
Amortization of debt issuance costs	7	6
Amortization of fees, discounts and premiums	150	260
Proceeds from sales of loans held for sale	10,696	3,416
Origination of loans held for sale	(10,696)	(3,416)
Increase in mortgage servicing rights	(137)	(23)
Gross realized gains on sale of available-for-sale securities	(272)	-
Realized gain on sale of premises and equipment	6	2
Noncash lease expense	736	681
Net change in operating assets and liabilities:
Accrued interest receivable	689	(854)
Other assets	(7,965)	11,034
Accrued interest payable	(7)	(29)
Lease liability	(652)	1,050
Other liabilities	1,133	1,646
Net cash provided by operating activities	441	20,261

Cash flows from investing activities:
Purchases of available-for-sale securities	(120,138)	(52,599)
Proceeds from sales of available-for-sale securities	46,993	-
Maturities, prepayments and calls of available-for-sale securities	29,624	49,326
Maturities, prepayments and calls of held-to-maturity securities	3,500	934
Loan originations and principal collections, net	1,695	(23,432)
Income from equity investment in unconsolidated subsidiary	(412)	(244)
Dividends received from unconsolidated subsidiary	875	196
Costs (proceeds) from FHLB stock purchase	(479)	(68)
Proceeds from sales of premises and equipment	7	2
Purchases of premises and equipment	(1,153)	(761)
Net cash used in investing activities	(39,488)	(26,646)

Cash flows from financing activities:
Net increase in deposits	74,184	30,771
Proceeds from issuance of common stock	97	93
Dividends paid	(1,105)	(1,103)
Net cash provided by financing activities	73,176	29,761
Net change in cash, cash equivalents and restricted cash	34,129	23,376
Cash, cash equivalents and restricted cash at beginning of period	287,778	132,116
Cash, cash equivalents and restricted cash at end of period	$321,907	$155,492

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$45	$403
Income taxes	$112	$88
Supplemental disclosure of noncash investing and financing activities:
Net change in unrealized loss on held-to-maturity securities, net of tax	$25	$73
Net change in unrealized gain on available-for-sale securities, net of tax	$(20,760)	$4,570
Other real estate owned transferred from loans, net	$-	$42

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Notes to Condensed Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

Note 1 – Nature of Business

Organization

The accompanying condensed consolidated financial statements include the accounts of BankGuam Holding Company (“Company”) and its wholly-owned subsidiaries, Bank of Guam (“Bank”) and BankGuam Investment Services (“BGIS”). The Company is a Guam corporation organized on October 29, 2010, to act as the holding company of the Bank, a Guam banking corporation, an 18-branch bank serving the communities in Guam, the Commonwealth of the Northern Mariana Islands (CNMI), the Federated States of Micronesia (FSM), the Republic of the Marshall Islands (RMI), the Republic of Palau (ROP), and San Francisco, California. BGIS was incorporated in Guam in 2015 and initially capitalized during the first quarter of 2016. During July 2016, the Company executed an agreement to purchase up to 70% of ASC Trust LLC, formerly ASC Trust Corporation, which has resulted in the Company purchasing 45% of the voting common stock of ASC Trust LLC to date.

Other than holding the shares of the Bank, BGIS and ASC Trust LLC, the Company conducts no significant activities, although it is authorized, with the prior approval of its principal regulator, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), to engage in a variety of activities related to the business of banking. Currently, substantially all of the Company’s operations are conducted and substantially all of the assets are owned by the Bank, which accounts for substantially all of our consolidated revenues, expenses and operating income. The Bank provides a variety of financial services to individuals, businesses and governments through its branches. The Bank’s headquarters is located in Hagåtña, Guam. The Bank currently has seven branches in Guam, four in the CNMI, four in the FSM, one in the RMI, one in the ROP, and one in San Francisco, California. The Bank’s primary deposit products are demand deposits, savings and time certificate accounts, and its primary lending products are consumer, commercial and real estate loans. Effective January 29, 2021, the Bank permanently closed the Dededo and Harmon branches in Guam. The COVID-19 pandemic has accelerated the adoption of digital channels by our customers, which was considered in our decision to close those branches.

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

These unaudited condensed consolidated financial statements have been prepared on a basis consistent with prior periods, and should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2020, and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the U.S. Securities and Exchange Commission (“SEC”) under the Exchange Act on March 22, 2021.

Our condensed consolidated financial condition at March 31, 2021, and the condensed consolidated results of operations for the three months ended March 31, 2021, are not necessarily indicative of what our financial condition will be at December 31, 2021, or of the results of our operations that may be expected for the full year ending December 31, 2021.

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

Leases

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)”, a new Topic which, as modified by ASU 2018-10 and ASU 2018-12, is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements on the basis that it is important that users of financial statements have a complete and understandable picture of an entity’s leasing activities. The new standard allows for several transition practical expedients. The Company elected the package of practical expedients, which permits the Company to forgo reassessing lease identification, lease classification, and initial direct costs. The Company applied the hindsight practical expedient when evaluating the lease term and assessing impairment of Right of Usage (“ROU”) assets. The Company also elected to combine the lease and non-lease components, such as maintenance fees, as a single lease component and elected to use the remaining lease term instead of total lease term in determining the incremental borrowing rate. The Company made an accounting policy election to not recognize lease liabilities and ROU assets for short-term leases, which are leases with initial terms of 12 months or less and for which there is not a purchase option that is reasonably certain to be exercised. All leases within the Company’s portfolio are classified as operating leases.

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

In the United States, the government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) on March 27, 2020. The CARES Act, among other things, created a $670 billion loan program (the “Paycheck Protection Program” or the “PPP”) for fully guaranteed loans (which may be forgiven) to small businesses for certain qualifying expenses (program dollar amount includes amount approved under the original program in March 2020 and a second tranche which was approved in April 2020). The PPP was modified on June 5, 2020 by the Paycheck Protection Program Flexibility Act of 2020 (the “PPPF Act”) which, among other things, (i) established a minimum maturity of five years for all loans made after the enactment of the PPPF Act and permits an extension of the maturity of existing loans to five years if the borrower and lender agree; and (ii) extended the “covered period” of the CARES Act from June 30, 2020, to December 31, 2020. In July 2020, the CARES Act was amended to extend, through August 8, 2020, the SBA’s authority to make commitments under the PPP. The SBA’s existing authority had previously expired on June 30, 2020. On December 21, 2020, Congress passed a COVID-relief package which was signed by the President on December 27, 2020 and provided additional funding for PPP loans up to March 31, 2021. On January 13, 2021, the SBA re-opened the PPP program and began accepting applications for PPP loans. On March 11, 2021, the American Rescue Plan Act of 2021 (“ARP”) was signed into law. The ARP included a modest increase to PPP, expanded eligibility to more non-profits, a grant program for restaurants that have suffered pandemic-related losses, and extended payroll support for the airline industry. On March 30, 2021, the PPP Extension Act of 2021 was signed into law, which extended the PPP loan program to May 31, 2021.

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

None.

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

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting," which provides temporary optional expedients to ease the financial reporting burdens of the expected market transition from London Interbank Offered Rate (LIBOR) to an alternative reference rate such as Secured Overnight Financing Rate (SOFR). The guidance was effective upon issuance and generally can be applied through December 31, 2022. We are currently evaluating this guidance to determine the impact of adoption on the Company.

Note 3 – Earnings Per Common Share

Basic earnings per common share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Potential common shares that may be issued by the Company relate to shares subscribed but not yet issued in 2021 and 2020 under the Employee Stock Purchase Plan, and are reported as dilutive options. No shares were subscribed but not issued at March 31, 2021, and 2020.

Earnings per common share are computed based on reported net income, preferred stock dividends and the following common share data:

	Three Months Ended March 31,
	2021	2020
Net income	$3,295	$3,245
Less preferred stock dividends	(135)	(136)
Net income attributable to common stockholders	3,160	3,109
Weighted average number of common shares outstanding - used to calculate basic and diluted earnings per common share	9,705	9,673
Earnings per common share (EPS):
Basic and diluted EPS	$0.33	$0.32

Note 4 – Investment Securities

The amortized cost and fair value of investment securities, with gross unrealized gains and losses, follows:

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$385,366	$-	$(24,818)	$360,548
U.S. government agency pool securities	26,456	5	(154)	26,307
U.S. government agency or GSE residential mortgage-backed securities	143,502	3,071	(407)	146,166
Total	$555,324	$3,076	$(25,379)	$533,021
Securities Held-to-Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$31,244	$15	$(897)	$30,362
U.S. government agency pool securities	4,062	14	(54)	4,022
U.S. government agency or GSE residential mortgage-backed securities	7,776	210	(20)	7,966
Total	$43,082	$239	$(971)	$42,350

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$300,440	$54	$(2,348)	$298,146
U.S. government agency pool securities	28,783	29	(206)	28,606
U.S. government agency or GSE residential mortgage-backed securities	176,912	6,447	-	183,359
Total	$506,135	$6,530	$(2,554)	$510,111
Securities Held-to-Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$33,221	$93	$(15)	$33,299
U.S. government agency pool securities	4,515	15	(36)	4,494
U.S. government agency or GSE residential mortgage-backed securities	8,848	280	(10)	9,118
Total	$46,584	$388	$(61)	$46,911

At March 31, 2021, and December 31, 2020, investment securities with a carrying value of $403.3 million and $360.6 million, respectively, were pledged to secure various government deposits and to meet other public requirements.

Proceeds and gross realized gains from the sales of available-for-sale investment securities for the three months ended March 31, 2021, and 2020, are shown below.

	Three Months Ended March 31,
	2021	2020
Proceeds from sales	$46,993	$-
Gross realized gains from sales	$272	$-

The amortized cost and estimated fair value of investment securities by contractual maturity at March 31, 2021, and December 31, 2020, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or borrowers the right to prepay obligations with or without call or prepayment penalties. At March 31, 2021, obligations of U.S. government corporations and agencies with amortized costs totaling $598.4 million consist predominantly of residential mortgage-backed securities totaling $151.3 million and Small Business Administration agency pool securities totaling $30.5 million whose contractual maturity, or principal repayment, will follow the repayment of the underlying small business loans or mortgages. For purposes of the following table, the entire outstanding balance of these mortgage-backed securities issued by U.S. government corporations and agencies and SBA pools is categorized based on final maturity date. At March 31, 2021, the Bank estimates the average remaining life of these mortgage-backed securities and SBA pools to be approximately 3.5 years and 3.6 years, respectively.

	March 31, 2021
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$26	$26	$9,995	$10,009
Due after one but within five years	5,132	5,122	2,123	2,154
Due after five but within ten years	183,763	178,597	25,033	24,238
Due after ten years	366,403	349,276	5,931	5,949
Total	$555,324	$533,021	$43,082	$42,350

	December 31, 2020
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$5,115	$5,121	$11,990	$12,070
Due after one but within five years	13,255	13,432	2,325	2,358
Due after five but within ten years	129,708	131,340	26,214	26,348
Due after ten years	358,057	360,218	6,055	6,135
Total	$506,135	$510,111	$46,584	$46,911

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2021, and December 31, 2020.

	March 31, 2021
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value
Securities Available for Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(24,818)	$360,548	$-	$-	$(24,818)	$360,548
U.S. government agency pool securities	(7)	4,203	(147)	21,174	(154)	25,377
U.S. government agency or GSE residential mortgage-backed securities	(407)	33,884	-	-	(407)	33,884
Total	$(25,232)	$398,635	$(147)	$21,174	$(25,379)	$419,809

Securities Held to Maturity
US government agency and sponsored Agencies (GSE) debt securities	$(897)	$20,353	$-	$-	$(897)	$20,353
U.S. government agency pool securities	-	-	(54)	2,522	(54)	2,522
U.S. government agency or GSE residential mortgage-backed securities	(10)	547	(10)	481	(20)	1,028
Total	$(907)	$20,900	$(64)	$3,003	$(971)	$23,903

	December 31, 2020
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value
Securities Available for Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(2,348)	$243,089	$-	$-	$(2,348)	$243,089
U.S. government agency pool securities	(22)	3,735	(184)	22,672	(206)	26,407
Total	$(2,370)	$246,824	$(184)	$22,672	$(2,554)	$269,496

Securities Held to Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(15)	$14,985	$-	$-	$(15)	$14,985
U.S. government agency pool securities	-	-	(36)	2,923	(36)	2,923
U.S. government agency or GSE residential mortgage-backed securities	(10)	506	-	-	(10)	506
Total	$(25)	$15,491	$(36)	$2,923	$(61)	$18,414

The investment securities that were in an unrealized loss position as of March 31, 2021, which comprised a total of 108 securities were not other-than-temporarily impaired. Specifically, the 108 securities are comprised of the following: 36 Small Business Administration Pool securities, 1 mortgage-backed security issued by Government National Mortgage Association, 26 agency securities issued by Federal Home Loan Bank (FHLB), 22 agency securities issued by Federal Home Loan Mortgage Corporation (FHLMC), 4 mortgaged-backed securities and 1 agency security issued by Federal National Mortgage Association (FNMA), and 18 agency securities issued by Federal Farm Credit Banks (FFCB).

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

Investment in Unconsolidated Subsidiary

On July 1, 2019, with the approval of the Federal Reserve Bank of San Francisco, the Company used $4.1 million of the proceeds from the subordinated notes totaling $15.0 million that were issued on June 27, 2019, to acquire an additional 20% of the voting common stock of ASC Trust LLC at the second closing, pursuant to the Stock Purchase Agreement (the “Agreement”) dated May 27, 2016, between the Company and David J. John, as amended to date. This transaction brought the Company’s non-controlling interest in ASC Trust LLC to 45%. The Company’s Chief Executive Officer serves on the Board of Directors of ASC Trust LLC. Another of the Company’s Board members also serves as a non-minority voting member of an entity that owns 10% of the common stock of ASC Trust LLC. The Agreement provides for the acquisition of an additional 25% of the stock of ASC Trust LLC, originally in April 2021, which has been revised to July 2021, with the future purchase subject to regulatory approval. The Agreement contains customary warranties, representations and indemnification provisions.

Note 5 – Loans Held for Sale, Loans and Allowance for Loan Losses

Loans Held for Sale

In its normal course of business, the Bank originates mortgage loans held for sale to the FHLMC. The Bank has elected to measure its residential mortgage loans held for sale at cost. Origination fees and costs are recognized in earnings at the time of origination. Loans are sold to FHLMC at par.

During the three months ended March 31, 2021, the Bank originated and sold $10.7 million in FHLMC mortgage loans. During the three months ended March 31, 2020, the Bank originated and sold $3.4 million in FHLMC loans.

Mortgage loans serviced for others are not included in the accompanying condensed consolidated statements of financial condition. The unpaid principal balances of mortgage loans serviced for others were $190.9 million at March 31, 2021, and $186.9 million at December 31, 2020. The increase of $4.0 million (2.2%) during the three months ended March 31, 2021, was due to new loans, partially offset by the principal paydowns and payoffs during the period.

We retain mortgage servicing rights on mortgage loans that we sell. Such rights represent the net positive cash flows generated from the servicing of such mortgage loans and we recognize such rights as assets on our statements of financial condition based on their estimated fair values. We receive servicing fees, less any subservicing costs, on the unpaid principal balances of such mortgage loans. Those fees are collected from the monthly payments made by the mortgagors or from the proceeds of the sale or foreclosure and liquidation of the underlying real property collateralizing the loans. At March 31, 2021, and December 31, 2020, mortgage servicing rights totaled $1.8 million and $1.7 million, respectively, and are included in other assets in the accompanying condensed consolidated statements of financial condition. The Bank accounts for mortgage servicing rights at fair value with changes in fair value recorded as a part of service fees and charges in the condensed consolidated statements of income.

Loans

Outstanding loan balances are presented net of unearned income, deferred loan fees, and unamortized discount and premium totaling $3.8 million at March 31, 2021, and $4.2 million at December 31, 2020. As of March 31, 2021, our 10 largest borrowing relationships totaled $342.0 million in commitments, or approximately 23.9% of our total gross loans compared to $345.0 million, or approximately 24.1% at December 31, 2020.  Loans subject to ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” are presented net of the related accretable yield.

The loan portfolio consisted of the following at:

	March 31, 2021		December 31, 2020
	Amount	Percent	Amount	Percent
Commercial
Commercial & industrial	$364,031	25.5%	$366,942	25.6%
Commercial mortgage	718,302	50.3%	685,138	47.9%
Commercial construction	31,500	2.2%	51,785	3.6%
Commercial agriculture	620	0.0%	629	0.0%
Total commercial	1,114,453	78.0%	1,104,494	77.1%
Consumer
Residential mortgage	127,352	8.9%	127,371	8.9%
Home equity	2,156	0.1%	2,076	0.1%
Automobile	19,573	1.4%	19,923	1.4%
Other consumer loans[1]	165,073	11.6%	177,822	12.5%
Total consumer	314,154	22.0%	327,192	22.9%
Gross loans	1,428,607	100.0%	1,431,686	100.0%
Deferred loan (fees) costs, net	(3,772)		(4,159)
Allowance for loan losses	(36,283)		(34,805)
Loans, net	$1,388,552		$1,392,722

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

Paycheck Protection Program

With the passage of the Paycheck Protection Program, or PPP, administered by the Small Business Administration, the Bank is actively participating in assisting its customers with applications for resources through the program. PPP loans have either a two-year or a five-year term and earn interest at 1%. The Bank believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. In 2020, the Bank approved and funded over $93.4 million in PPP loans. At March 31, 2021, the outstanding principal balance of PPP loans was at $89.2 million. Currently, a total of $48.5 million in PPP loans have been forgiven, of which $40.8 million were forgiven in 2021 and $7.7 million in 2020. On January 13, 2021, the SBA re-opened the PPP program and began accepting applications for PPP loans. As of May 7, 2021, the Bank has approved and funded over $45.5 million in additional PPP loans. It is the Bank’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Bank could be required to establish additional allowance for loan loss through additional credit loss expense charged to earnings.

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

In the three months ended March 31, 2021, management adjusted the economic risk factors to incorporate the current economic implications, which include reduced tourism and higher unemployment due to the COVID-19 pandemic.

Set forth below is a summary of the Bank’s activity in the allowance for loan losses during the three months ended March 31, 2021, and 2020, and the year ended December 31, 2020:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020	Year Ended December 31, 2020
Balance, beginning of period	$34,805	$27,870	$27,870
Charged off loans	(1,595)	(1,492)	(5,628)
Recoveries on loans previously charged off	598	480	2,205
Provision for loan losses	2,475	2,207	10,358
Balance, end of period	$36,283	$29,065	$34,805

Set forth below is information regarding loan balances and the related allowance for loan losses, by portfolio type, for the three months ended March 31, 2021, and 2020, and the year ended December 31, 2020, respectively.

	Commercial	Residential Mortgages	Consumer	Total
	(Dollars in thousands)
Three Months Ended March 31, 2021
Allowance for loan losses:
Balance at beginning of period	$21,213	$1,990	$11,602	$34,805
Charge-offs	(77)	(4)	(1,514)	(1,595)
Recoveries	124	-	474	598
Provision	1,259	210	1,006	2,475
Balance at end of period	$22,519	$2,196	$11,568	$36,283

Allowance balance at end of period related to:
Loans individually evaluated for impairment	$3,502	$1	$1,578	$5,081
Loans collectively evaluated for impairment	19,017	2,195	9,990	31,202
Ending balance	$22,519	$2,196	$11,568	$36,283

Loan balances at end of period:
Loans individually evaluated for impairment	$60,538	$2,349	$1,716	$64,603
Loans collectively evaluated for impairment	1,053,915	127,159	182,930	1,364,004
Ending balance	$1,114,453	$129,508	$184,646	$1,428,607

Three Months Ended March 31, 2020
Allowance for loan losses:
Balance at beginning of period	$18,360	$1,490	$8,020	$27,870
Charge-offs	-	-	(1,492)	(1,492)
Recoveries	5	-	475	480
Provision	1,223	402	582	2,207
Ending balance	$19,588	$1,892	$7,585	$29,065

Allowance balance at end of period related to:
Loans individually evaluated for impairment	$4,156	$2	$396	$4,554
Loans collectively evaluated for impairment	15,432	1,890	7,189	24,511
Ending balance	$19,588	$1,892	$7,585	$29,065

Loan balances at end of period:
Loans individually evaluated for impairment	$33,916	$4,416	$415	$38,747
Loans collectively evaluated for impairment	938,084	122,805	228,625	1,289,514
Ending balance	$972,000	$127,221	$229,040	$1,328,261

Year Ended December 31, 2020
Allowance for loan losses:
Balance at beginning of year	$18,360	$1,490	$8,020	$27,870
Charge-offs	(1,069)	-	(4,559)	(5,628)
Recoveries	399	-	1,806	2,205
Provision	3,523	500	6,335	10,358
Ending balance	$21,213	$1,990	$11,602	$34,805

Allowance balance at end of year related to:
Loans individually evaluated for impairment	$3,500	$4	$1,264	$4,768
Loans collectively evaluated for impairment	17,713	1,986	10,338	30,037
Ending balance	$21,213	$1,990	$11,602	$34,805

Loan balances at end of year:
Loans individually evaluated for impairment	$36,031	$2,730	$1,343	$40,104
Loans collectively evaluated for impairment	1,068,463	126,717	196,402	1,391,582
Ending balance	$1,104,494	$129,447	$197,745	$1,431,686

Credit Quality

The following table provides a summary of the delinquency status of the Bank’s loans by portfolio type:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Non- Accrual	90 Days and Greater Still Accruing	Total Past Due	Current	Total Loans Outstanding
March 31, 2021
Commercial
Commercial & industrial	$4,527	$1,656	$7,926	$13	$14,122	$349,909	$364,031
Commercial mortgage	435	817	34,289	830	36,371	681,931	718,302
Commercial construction	-	-	-	-	-	31,500	31,500
Commercial agriculture	-	-	-	-	-	620	620
Total commercial	4,962	2,473	42,215	843	50,493	1,063,960	1,114,453

Consumer
Residential mortgage	5,847	1,422	970	121	8,360	118,992	127,352
Home equity	-	-	-	-	-	2,156	2,156
Automobile	474	62	-	63	599	18,974	19,573
Other consumer [1]	2,345	1,412	78	1,454	5,289	159,784	165,073
Total consumer	8,666	2,896	1,048	1,638	14,248	299,906	314,154
Total	$13,628	$5,369	$43,263	$2,481	$64,741	$1,363,866	$1,428,607

December 31, 2020
Commercial
Commercial & industrial	$13,712	$3,857	$8,119	$387	$26,075	$340,867	$366,942
Commercial mortgage	9,183	36,562	913	471	47,129	638,009	685,138
Commercial construction	-	-	-	-	-	51,785	51,785
Commercial agriculture	-	-	-	-	-	629	629
Total commercial	22,895	40,419	9,032	858	73,204	1,031,290	1,104,494

Consumer
Residential mortgage	4,758	1,833	1,147	129	7,867	119,504	127,371
Home equity	-	-	-	-	-	2,076	2,076
Automobile	580	184	-	43	807	19,116	19,923
Other consumer [1]	3,472	1,502	108	1,096	6,178	171,644	177,822
Total consumer	8,810	3,519	1,255	1,268	14,852	312,340	327,192
Total	$31,705	$43,938	$10,287	$2,126	$88,056	$1,343,630	$1,431,686

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

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

The following table provides information as of March 31, 2021, and December 31, 2020, with respect to loans on non-accrual status, by portfolio type:

	March 31, 2021	December 31, 2020
	(Dollars in thousands)
Non-accrual loans:
Commercial
Commercial & industrial	$8,279	$8,750
Commercial mortgage	35,978	6,618
Total commercial	44,257	15,368

Consumer
Residential mortgage	$2,203	$2,575
Other consumer [1]	193	196
Total consumer	2,396	2,771
Total non-accrual loans	$46,653	$18,139

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

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

The Bank classifies its loan portfolios using internal credit quality ratings, as discussed above under Allowance for Loan Losses. The following table provides a summary of loans by portfolio type and the Bank’s internal credit quality ratings as of March 31, 2021, and December 31, 2020:

	March 31, 2021	December 31, 2020
	(Dollars in thousands)
Pass:
Commercial & industrial	$305,540	$314,201
Commercial mortgage	656,824	626,477
Commercial construction	31,500	51,785
Commercial agriculture	620	629
Residential mortgage	123,394	123,017
Home equity	2,156	2,076
Automobile	19,509	19,880
Other consumer	163,420	176,522
Total pass loans	$1,302,963	$1,314,587

Special Mention:
Commercial & industrial	$21,500	$6,643
Commercial mortgage	15,736	16,285
Residential mortgage	1,679	1,695
Total special mention loans	$38,915	$24,623

Substandard:
Commercial & industrial	$29,065	$37,920
Commercial mortgage	45,020	41,654
Residential mortgage	93	433
Other consumer	6	7
Total substandard loans	$74,184	$80,014

Formula Classified:
Residential mortgage	$2,186	$2,226
Automobile	64	43
Other consumer	1,647	1,293
Total formula classified loans	$3,897	$3,562

Doubtful:
Commercial & industrial	$7,926	$8,178
Commercial mortgage	722	722
Total doubtful loans	$8,648	$8,900
Total outstanding loans, gross	$1,428,607	$1,431,686

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

The following table sets forth information regarding non-accrual loans and restructured loans, at March 31, 2021, and December 31, 2020:

	March 31, 2021	December 31, 2020
	(Dollars in thousands)
Impaired loans:
Restructured loans:
Non-accruing restructured loans	$4,703	$4,718
Accruing restructured loans	15,438	15,937
Total restructured loans	20,141	20,655
Other impaired loans	44,462	19,450
Total impaired loans	$64,603	$40,105

Impaired loans less than 90 days delinquent and included in total impaired loans	$18,709	$27,664

The table below contains additional information with respect to impaired loans, by portfolio type, at March 31, 2021, and December 31, 2020:

	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
March 31, 2021, With no related allowance recorded:
Commercial & industrial	$22,621	$22,621	$5,655	$95
Commercial mortgage	37,810	38,058	9,453	19
Residential mortgage	92	92	23	-
Other consumer	6	6	1	-
Total impaired loans with no related allowance	$60,529	$60,777	$15,132	$114

March 31, 2021, With a related allowance recorded:
Commercial & industrial	$71	$71	$18	$1
Commercial mortgage	36	51	9	-
Residential mortgage	2,257	2,266	564	(25)
Automobile	14	14	4	1
Other consumer	1,696	1,696	424	24
Total impaired loans with a related allowance	$4,074	$4,098	$1,019	$1

December 31, 2020, With no related allowance recorded:
Commercial & industrial	$23,745	$23,745	$23,986	$102
Commercial mortgage	11,954	12,201	9,030	45
Residential mortgage	432	432	692	-
Other consumer	7	7	7	-
Total impaired loans with no related allowance	$36,138	$36,385	$33,715	$147

December 31, 2020, With a related allowance recorded:
Commercial & industrial	$294	$607	$282	$4
Commercial mortgage	39	54	95	-
Residential mortgage	2,298	2,308	2,887	(27)
Automobile	43	43	71	-
Other consumer	1,293	1,292	884	27
Total impaired loans with a related allowance	$3,967	$4,304	$4,219	$4

Troubled Debt Restructurings

In accordance with FASB’s Accounting Standards Update No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring” (ASU No. 2011-02), the Bank had $20.1 million of troubled debt restructurings (“TDRs”) as of March 31, 2021, down by $514 thousand from $20.7 million at December 31, 2020, primarily in commercial mortgage loans. The restructured loans recorded with the Bank have been modified for the purpose of alleviating temporary impairments to the borrower’s financial condition. The modifications that the Bank has extended to borrowers have come in the form of a change in the repayment terms. The restructuring plan between the borrower and the Bank is designed to provide a bridge for cash flow shortfalls in the near term. As the borrower works through the near-term issues, in most cases, the original contractual terms will be reinstated.

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

Additional information regarding performing and nonperforming TDRs at March 31, 2021, and December 31, 2020, is set forth in the following table:

	Number of	Pre- Modification Outstanding Recorded	Principal	Post- Modification Outstanding Recorded	Outstanding Balance
	Loans	Investment	Modifications	Investment	March 31, 2021	December 31, 2020
Performing
Residential mortgage	-	$-	$-	$-	$-	$-
Commercial & industrial	7	16,880	-	16,880	14,400	-
Commercial mortgage	3	1,048	-	1,048	1,038	15,936
Total performing	10	$17,928	$-	$17,928	$15,438	$15,936
Nonperforming
Commercial & industrial	1	$176	$-	$176	$108	$-
Commercial mortgage	8	7,897	-	7,897	4,548	4,671
Consumer	1	49	-	49	47	48
Total nonperforming	10	$8,122	$-	$8,122	$4,703	$4,719
Total Troubled Debt Restructurings (TDRs)	20	$26,050	$-	$26,050	$20,141	$20,655

Principal modification includes principal forgiveness at the time of modification, contingent principal forgiveness granted over the life of the loan based on borrower performance.

In an effort to constructively work with borrowers affected by the COVID-19 pandemic, the Bank initiated a temporary program in March 2020 to allow for 90-day deferrals for residential mortgage and commercial loans upon request from the borrower, and a 90-day deferral for all consumer and automobile loans. The Bank did not identify these loans that were deferred and were over 30 days delinquent as TDRs. The Bank identified a specific reserve for consumer loans totaling $4.3 million at March 31, 2021. The Bank also increased its environmental factors for the reserve to account for the effects of the COVID-19 pandemic.

There were no defaults on troubled debt restructurings following the modification during the three months ended March 31, 2021 and 2020.

The Bank has one significant borrowing relationship in bankruptcy totaling $7.9 million at March 31, 2021. The Bank has calculated a specific reserve within the allowance for this borrowing relationship in bankruptcy in the amount of $3.5 million, and believes it has sufficient collateral for the remaining amount. As a result, the Bank’s management believes that at March 31, 2021, there is sufficient coverage to protect the Bank’s exposure to this relationship.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). As of March 31, 2021, and December 31, 2020, the Bank met all capital adequacy requirements to which it is subject.

As of March 31, 2021, the Bank’s capital ratios each exceeded the Federal Deposit Insurance Corporation’s well capitalized standards under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the Bank’s last regulatory examination that management believes have changed the Bank’s category. The Bank continues to receive a large influx of deposits from the federal relief programs due to the COVID-19 pandemic resulting in an increase of approximately $109.8 million in its average assets at March 31, 2021 to $2.43 billion from $2.32 billion in December 31, 2020, which had an adverse impact on its ratio of Tier 1 capital to average assets. Management believes that the Bank has the capacity to absorb the growth in total assets, and the tools needed to move deposits off of its balance sheet through its Trust services to continue to be above the well capitalized standards under the regulatory framework for prompt corrective action.

The Company’s actual capital amounts and ratios as of March 31, 2021, and December 31, 2020, are presented in the table below.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2021:
Total capital (to Risk Weighted Assets)	$209,035	14.228%	$117,536	8.000%	$146,920	10.000%
Tier 1 capital (to Risk Weighted Assets)	$175,448	11.942%	$88,152	6.000%	$117,536	8.000%
Tier 1 capital (to Average Assets)	$175,448	7.223%	$97,156	4.000%	$121,444	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$165,666	11.276%	$66,114	4.500%	$95,498	6.500%

At December 31, 2020:
Total capital (to Risk Weighted Assets)	$206,381	14.307%	$115,401	8.000%	$144,252	10.000%
Tier 1 capital (to Risk Weighted Assets)	$173,141	12.003%	$86,551	6.000%	$115,401	8.000%
Tier 1 capital (to Average Assets)	$173,141	7.466%	$92,765	4.000%	$115,956	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$163,359	11.325%	$64,913	4.500%	$93,764	6.500%

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

A summary of financial instruments with off-balance-sheet risk at March 31, 2021, and December 31, 2020, is as follows:

	March 31, 2021	December 31, 2020
Commitments to extend credit	$174,683	$159,405

Letters of credit:
Standby letters of credit	$52,046	$52,827
Commercial letters of credit	2,565	2,574
Total	$54,611	$55,401

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

The Bank considers its standby and other letters of credit to be payment guarantees. At March 31, 2021, the maximum undiscounted future payments that the Bank could be required to make for all outstanding letters of credit were $54.6 million. All of these arrangements mature within one year. The Bank has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized; however, several are unsecured. The Bank had recorded $44 thousand in reserve liabilities associated with these guarantees at March 31, 2021.

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

A valuation allowance of $528 thousand and $1.3 million has been provided at March 31, 2021, and December 31, 2020, respectively, to reduce the deferred tax asset because, in management’s opinion, it is more likely than not that less than the entire amount will be realized. The portion of the deferred tax asset with valuation allowance is attributable to a cumulative net operating loss carry forward from the Bank’s CNMI operations, which losses management anticipates will continue. The charge from the net operating loss has already been realized in the accompanying condensed consolidated statements of income as a result of the Guam income tax code.

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

Financial assets measured at fair value on a recurring basis as of March 31, 2021, and December 31, 2020, are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At March 31, 2021
U.S. treasury notes and bonds	$-	$-	$-	$-
U.S. government agency and government sponsored enterprise (GSE) debt securities	-	360,548	-	360,548
U.S. government agency pool securities	-	26,307	-	26,307
U.S. government agency or GSE	-	146,166	-	146,166
Total fair value of available-for-sale securities	-	533,021	-	533,021
Other assets:
MSRs	-	-	1,820	1,820
Total fair value	$-	$533,021	$1,820	$534,841

At December 31, 2020
U.S. treasury notes and bonds	$5,005	$-	$-	$5,005
U.S. government agency and government sponsored enterprise (GSE) debt securities	-	293,142	-	293,142
U.S. government agency pool securities	-	28,606	-	28,606
U.S. government agency or GSE	-	183,358	-	183,358
Total fair value of available-for-sale securities	5,005	505,106	-	510,111
Other assets:
MSRs	-	-	1,683	1,683
Total fair value	$5,005	$505,106	$1,683	$511,794

There were no liabilities measured at fair value on a recurring basis as of March 31, 2021, and December 31, 2020.

For the periods ended March 31, 2021, and December 31, 2020, the changes in Level 3 assets measured at fair value on a recurring basis are as follows:

	March 31, 2021	December 31, 2020
Beginning balance	$1,683	$1,704
Realized and unrealized net losses:
Included in net income	137	(21)
Ending balance	$1,820	$1,683

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

The following table presents quantitative information about the valuation technique and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring basis:

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average Rate
March 31, 2021
Financial instrument:
MSRs	$1,820	Discounted Cash Flow	Discount Rate	6.06% - 7.74%	6.30%
			Weighted Average Prepayment Rate (Public Securities Association)	125%
December 31, 2020
Financial instrument:
MSRs	$1,683	Discounted Cash Flow	Discount Rate	6.06% - 7.74%	6.30%
			Weighted Average Prepayment Rate (Public Securities Association)	125%

There were no transfers into or out of the Bank’s Level 3 financial instruments for the periods ended March 31, 2021, and December 31, 2020.

Nonrecurring Fair Value Measurements

Under certain circumstances, the Bank makes adjustments to fair value for assets and liabilities even though they are not measured at fair value on an ongoing basis. The Bank did not have any financial instruments carried on the consolidated statements of financial condition by caption and by level in fair value hierarchy for a nonrecurring change in fair value at March 31, 2021, and December 31, 2020, respectively.

The fair value of loans subject to write downs is estimated using the appraised value of the underlying collateral, discounted as necessary due to management’s estimates of changes in economic conditions.

Additionally, the Bank also makes adjustments to nonfinancial assets and liabilities even though they are not measured at fair value on an ongoing basis. The Bank does not have nonfinancial assets or liabilities for which a nonrecurring change in fair value has been recorded during the periods ended March 31, 2021, and December 31, 2020.

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

If quoted market prices are not available, the Bank estimates fair values using pricing models and discounted cash flows that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, and credit spreads. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include U.S. GSE obligations, U.S. government agency pool securities, and other securities. Mortgage-backed securities are included in Level 2 if observable inputs are available. In certain cases where there is limited activity or less transparency around inputs to the valuation, the Bank would classify those securities in Level 3. At March 31, 2021, and December 31, 2020, the Bank did not have any Level 3 investment securities.

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

Short-Term Borrowings

The carrying amounts of federal funds purchased and FHLB advances maturing within ninety days approximate their fair values. We had no outstanding short-term borrowings at March 31, 2021, and December 31, 2020.

Long-Term Borrowings

The fair value of FHLB advances maturing after ninety days is determined based on expected present value techniques using current market interest rates for advances with similar terms and remaining maturities. We had no outstanding long-term borrowings at March 31, 2021, and December 31, 2020.

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

Fair Value of Other Financial Instruments

The estimated fair values of the Bank’s financial instruments, excluding those assets recorded at fair value on a recurring basis on the Bank’s condensed consolidated statements of financial condition, are as follows:

		Estimated fair value
	Carrying Amount	Level 1	Level 2	Level 3
	(Dollars in thousands)
March 31, 2021
Financial assets:
Cash and cash equivalents	$321,757	$321,757	$-	$-
Restricted cash	150	150	-	-
Federal Home Loan Bank stock	2,814	-	2,814	-
Investment securities held-to-maturity	43,082	-	42,350	-
Loans, net	1,388,552	-	-	1,436,167
Total	$1,756,355	$321,907	$45,164	$1,436,167

Financial liabilities:
Deposits	2,193,028	-	-	2,212,655
Total	$2,193,028	$-	$-	$2,212,655

December 31, 2020
Financial assets:
Cash and cash equivalents	$287,628	$287,628	$-	$-
Restricted cash	150	150	-	-
Federal Home Loan Bank stock	2,335	-	2,335	-
Investment securities held-to-maturity	46,584	-	46,911	-
Loans, net	1,392,722	-	-	1,441,402
Total	$1,729,419	$287,778	$49,246	$1,441,402

Financial liabilities:
Deposits	$2,118,844	$-	$-	$2,130,361
Total	$2,118,844	$-	$-	$2,130,361

Note 11 – Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	March 31, 2021	December 31, 2020
Net unrealized (loss) gain on available-for-sale securities	$(22,031)	$4,241
Amounts reclassified from AOCI for (gain) on sale of investment securities available-for-sale included in net income	(272)	(265)
Tax effect	4,684	(835)
Unrealized holding (loss) gain on available-for-sale securities, net of tax	(17,619)	3,141
Gross unrealized holding loss on held-to-maturity securities	(30)	(285)
Amortization of unrealized holding loss on held-to-maturity during the period	25	255
Unrealized holding loss on held-to-maturity securities	(5)	(30)
Accumulated other comprehensive (loss) income	$(17,624)	$3,111

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

The Bank leases certain facilities from two separate entities in which two of its directors have separate ownership interests. Lease payments made to these entities during the three months ended March 31, 2021 and 2020, approximated $62 thousand and $59 thousand, respectively.

Additionally, the Bank leases office space to third parties, with original lease terms ranging from 1 to 3 years with option periods ranging up to 12 years. At March 31, 2021, minimum future rents to be received under non-cancelable operating sublease agreements were $43 thousand, $38 thousand, and $26 thousand for the periods ending December 31, 2021, 2022, and 2023, respectively.

The cash flow from operating leases included in the measurement of lease liabilities during the three months ended March 31, 2021 and 2020, were $887 thousand and $876 thousand, respectively.

The following table summarizes the lease-related assets and liabilities recorded as part of other assets and other liabilities, respectively, in our condensed consolidated statements of financial condition at March 31, 2021, and December 31, 2020:

	March 31, 2021	December 31, 2020
Assets
Operating lease right-of-use assets	$25,377	$26,113
Total lease assets	$25,377	$26,113

Liabilities
Current
Operating	$2,391	$2,510
Noncurrent
Operating	23,579	24,112
Total lease liabilities	$25,970	$26,622

The operating lease costs and variable lease costs were $971 thousand and $935 thousand during the  three months ended March 31, 2021 and 2020, respectively.

The following table provides the maturities of lease liabilities at March 31, 2021:

	Operating Leases (a)	Total
2021	$2,545	$2,545
2022	2,780	2,780
2023	2,532	2,532
2024	2,420	2,420
2025	2,288	2,288
After 2025	35,569	35,569
Total lease payments	$48,134	$48,134
Less: Interest (b)	22,164	22,164
Present value of lease liabilities (c)	$25,970	$25,970

Note: For leases commencing prior to 2019, minimum lease payments exclude payments to landlords for real estate taxes and common area maintenance.

(a)	Operating lease payments include $21.5 million related to options to extend lease terms that are reasonably certain of being exercised.
(b)	Calculated using the incremental borrowing rate based on the lease term for each lease.
(c)	Includes the current portion of $2.4 million for operating leases.

The following table provides the weighted-average lease term and discount rate at March 31, 2021:

	March 31, 2021	December 31, 2020
Weighted-average remaining lease term (years)
Operating leases	24.8	24.6
Weighted-average discount rate
Operating leases	4.10%	4.09%

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

Overview

BankGuam Holding Company (the “Company”) is a Guam corporation organized on October 29, 2010, to act as a holding company of Bank of Guam (the “Bank”), a 18-branch bank serving the communities in Guam, the Commonwealth of the Northern Mariana Islands (“CNMI”), the Federated States of Micronesia (“FSM”), the Republic of the Marshall Islands (“RMI”), the Republic of Palau (“ROP”), and San Francisco, California. On August 15, 2011, the Company acquired all of the outstanding common stock of the Bank in a holding company formation transaction.

In August 2015, the Company chartered a second subsidiary, BankGuam Investment Services (“BGIS”), in an effort to enhance the options and opportunities of our customers to build future income and wealth. BGIS is a registered investment company, primarily involved in providing investment advisory services and trading securities for its customers.

In May 2016, the Company entered into a Stock Purchase Agreement (the “Agreement”) to acquire 25% of ASC Trust LLC, formerly ASC Trust Corporation, a Guam trust company. In July 2016, subsequent to the approval of the Federal Reserve Bank of San Francisco in June 2016, the purchase was executed. As stated in Note 4 – Investment Securities, and with the approval of the Federal Reserve Bank of San Francisco, an additional 20% of ASC Trust LLC was purchased by the Company in July 2019. This transaction brought the Company’s non-controlling interest in ASC Trust LLC to 45%. The Agreement provides for the acquisition of an additional 25% of the stock of ASC Trust LLC, originally in April 2021, which has been revised to July 2021, with the future purchase subject to regulatory approval. The Agreement contains customary warranties, representations and indemnification provisions. ASC Trust LLC is primarily involved in administering 401(k) retirement plans and other employee benefit programs for its customers.

Other than holding the shares of the Bank, BGIS and ASC Trust LLC, the Company conducts no significant activities, although it is authorized, with the prior approval of its principal regulator, the Board of Governors of the Federal Reserve System, to engage in a variety of activities related to the business of banking. Currently, substantially all of the Company’s operations are conducted and substantially all of its assets are owned by the Bank, which accounts for substantially all of our consolidated revenues, expenses and operating income. The Bank’s headquarters is located in Hagåtña, Guam, and the Bank provides a variety of financial services to individuals, businesses and government entities through its branch network. The Bank’s primary deposit products are demand deposits, savings and time certificates of deposit, and its primary lending products are consumer, commercial and real estate loans. The Bank also provides many other financial services to its customers. Effective January 29, 2021, the Bank closed the Dededo and Harmon branches in Guam. These two branches have not operated since March 2020 as a result of the COVID-19 measures. The Bank has been adding digital channels to its product delivery system for several years. The COVID-19 pandemic accelerated the adoption of those digital channels by our customers, which was considered in our decision to close those branches.

The COVID-19 pandemic and resulting governmental responses impacted our operations in 2020 and 2021. See “Note 2 – Summary of Significant Accounting Policies – COVID-19” for discussion.

Summary of Operating Results

The following table provides unaudited comparative information with respect to our results of operations for the three months ended March 31, 2021, and 2020, respectively:

	Three Months Ended March 31,
	2021 Amount	2020 Amount	% Change
Interest income	$20,513	$22,099	-7.2%
Interest expense	353	733	-51.8%
Net interest income, before provision for loan losses	20,160	21,366	-5.6%
Provision for loan losses	2,475	2,207	12.1%
Net interest income, after provision for loan losses	17,685	19,159	-7.7%
Non-interest income	4,209	4,071	3.4%
Non-interest expense	17,870	19,230	-7.1%
Income before income taxes	4,024	4,000	0.6%
Income tax expense	729	755	-3.4%
Net income	$3,295	$3,245	1.5%

Earnings per common share (EPS):
Basic and diluted EPS	$0.33	$0.32

As the above table indicates, our net income decreased in the three months ended March 31, 2021, as compared to the corresponding periods in 2020. In the three months ended March 31, 2021, we recorded net income after taxes of $3.3 million, an increase of $50 thousand (or 1.5%) as compared to the same period in 2020. The primary reasons for the increase were the $1.4 million reduction in non-interest expense, a decrease of $380 thousand in interest expense, and a $138 thousand increase in non-interest income, partially offset by a reduction in interest income of $1.6 million, and an increase in provision for loan losses of $268 thousand.

The following table shows the decrease in our net interest margin in the three months ended March 31, 2021, and it also indicates the impact that the decrease in our net income had on our annualized returns on average assets and average equity. Our return on average equity decreased by 6 basis points during the three months ended March 31, 2021, as compared to the corresponding period in 2020, and our return on average assets decreased by 11 basis points, primarily due to the increase in average assets:

	Three Months Ended March 31,
	2021	2020
Net interest margin	3.48%	4.52%
Return on average assets	0.54%	0.65%
Return on average equity	7.68%	7.74%

Critical Accounting Policies

The Company’s significant accounting policies are set forth in Note 2 in the Notes to the Company’s Annual Report on Form 10-K for 2020 filed with the SEC on March 22, 2021, and Note 2 of Item 1 in this report. Our unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and general practices in the banking industry. Certain of those accounting policies are considered critical accounting policies because they require us to make assumptions and judgments regarding circumstances or trends that could affect the carrying values of our material assets, such as assumptions regarding economic conditions or trends that could impact our ability to fully collect our outstanding loans or ultimately realize the carrying values of certain of our other assets, such as securities that are available for sale. If adverse changes were to occur in the events, trends or other circumstances on which our assumptions or judgments have been based, or other unanticipated events were to happen that might affect our operating results, it could become necessary under GAAP for us to reduce the carrying values of the affected assets in our condensed consolidated statements of financial condition. In addition, because reductions in the carrying values of assets are sometimes effectuated by or require charges to income, such reductions also may have the effect of reducing our income.

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

The following table sets forth our interest income, interest expense and net interest income, and our annualized net interest margin for the three months ended March 31, 2021, and 2020, respectively:

	Three Months Ended March 31,
	2021	2020	% Change
Interest income	20,513	$22,099	-7.18%
Interest expense	353	733	-51.84%
Net interest income	20,160	$21,366	-5.64%

Net interest margin	3.48%	4.52%	-1.04%

Net interest income decreased by 5.6% for the three months ended March 31, 2021, as compared to the corresponding periods in 2020.

For the three months ended March 31, 2021, net interest income decreased by $1.2 million as compared to the same period in 2020. Total interest income decreased by $1.6 million due to decreases of $1.5 million in earnings on loans, $291 thousand in interest earned on our short term investments, partially offset by $225 thousand on investment securities during the three months ended March 31, 2021, compared to the previous year. The decrease is primarily due to the 150 basis points (1.50%) cut in March 2020. The reduction in our net interest margin was the result of a decrease of 1.14% in the yield on our average earning assets in the three months ended March 31, 2021, as compared to the corresponding period of 2020, the effect of which was partially offset by an increase in our average earning assets of 22.6% compared to the same comparative period.

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

Average Balances

Distribution, Rate and Yield

The following table sets forth information regarding our average balance sheet, annualized yields on interest-earning assets and interest rates on interest-bearing liabilities, the interest rate spread and the interest rate margin for the three months ended March 31, 2021, and 2020:

	Three Months Ended March 31,
	2021			2020
	Average Balance	Interest Earned/Paid	Average Yield/Rate	Average Balance	Interest Earned/Paid	Average Yield/Rate
Interest earning assets:
Short term investments[1]	$333,876	$67	0.08%	$148,224	$358	0.97%
Investment Securities²	557,885	2,199	1.58%	431,175	1,974	1.83%
Loans³	1,424,496	18,247	5.12%	1,309,803	19,767	6.04%
Total earning assets	2,316,257	20,513	3.54%	1,889,202	22,099	4.68%
Noninterest earning assets	133,015			115,840
Total assets	$2,449,272			$2,005,042
Interest-bearing liabilities:
Interest-bearing checking accounts	$320,382	$24	0.03%	$284,761	$86	0.12%
Savings accounts	1,080,395	79	0.03%	880,704	388	0.18%
Certificates of deposit	28,861	12	0.17%	26,638	18	0.27%
Subordinated debt	14,781	238	6.44%	14,755	241	6.53%
Total interest-bearing liabilities	1,444,419	353	0.10%	1,206,858	733	0.24%
Non-interest bearing liabilities	833,203			630,583
Total liabilities	2,277,622			1,837,441
Stockholders’ equity	171,650			167,601
Total liabilities and stockholders’ equity	$2,449,272			$2,005,042

Net interest income		$20,160			$21,366

Interest rate spread			3.44%			4.44%
Net interest margin			3.48%			4.52%

[1]	Short term investments consist of interest-bearing deposits that we maintain with other financial institutions.
[2]	Includes all investment securities in the Available-for-Sale and the Held-to-Maturity classifications. The Bank did not own any tax exempt securities during 2021 and 2020.
[3]	Loans include the average balance of non-accrual loans. Loan interest income includes loan fees of $1.2 million and $583 thousand in the three months ended March 31, 2021, and 2020, respectively.

For the three months ended March 31, 2021, our total average earning assets increased by $427.1 million as compared to the same period in 2020. The increase during the three months ended March 31, 2021, compared to the same period in 2020, is attributed to the $185.7 million increase in our average short term investments, a $126.7 million increase in our average investment securities, and a $114.7 million increase in our average loan portfolio. Average noninterest earning assets increased by $17.2 million. In the three months ended March 31, 2021, average total interest-bearing liabilities increased by $237.6 million in comparison to the same period in 2020. In the three months ended March 31, 2021, the increase was comprised of the $199.7 million increase in average savings accounts, a $35.6 million increase in average interest-bearing checking accounts, a $2.2 million decrease in average certificate of deposit accounts, and a $26 thousand increase in average subordinated debt. The overall increase in average interest-bearing liabilities resulted from an increase in our deposit base, primarily in consumer savings, and government checking and savings accounts as result of the funds received by depositors from the CARES Act. This was supplemented by an increase of $202.6 million in average non-interest bearing liabilities during the three months ended March 31, 2021, compared to the same period in 2020, primarily in traditional checking accounts, moderated an overall increase of $440.2 million in average total liabilities. During the three months ended March 31, 2021, average stockholders’ equity increased by $4.0 million (2.4%) in comparison to the year-earlier period.

Our interest rate spread decreased by 100 basis points (1.00%), and our net interest margin decreased by 104 basis points (1.04%) in the three months ended March 31, 2021, as compared to the same period in 2020. During the three months ended March 31, 2021, the decrease in our interest rate spread is attributed to the 114 basis points (1.14%) decrease in the average yield on our interest earning assets, from 4.68% to 3.54%, partially offset by the decrease in the average rate on our interest-bearing liabilities by 14 basis points from 0.24% to 0.10%. The decrease in our interest income is primarily due to the 150 basis point (1.50%) rate cut in March 2020 by the Federal Open Market Committee. This impacted our loan portolio, investment securities, and short term deposits in other banks, including the Federal Reserve Bank of San Francisco.

The following table provides information regarding the changes in interest income and interest expense, attributable to changes in rates and changes in volumes, that contributed to the total change in net interest income for the three months ended March 31, 2021, in comparison to the three months ended March 31, 2020:

	Three Months Ended March 31, 2021 vs. 2020
	(In thousands)
	Net Change in	Attributable to:
	Interest Income/Expense	Change in Rate	Change in Volume
Interest income:
Short term investments	$(291)	$(1,313)	$1,022
Investment securities	225	(1,098)	1,323
Loans	(1,520)	(11,957)	10,437
Total interest income	$(1,586)	$(14,368)	$12,782

Interest expense:
Interest-bearing checking accounts	$(62)	$(259)	$197
Savings accounts	(309)	(1,294)	985
Certificates of deposit	(6)	(28)	22
Other borrowings	(3)	(14)	11
Total interest expense	$(380)	$(1,595)	$1,215

Net interest income	$(1,206)	$(12,773)	$11,567

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

If management determines that it is necessary to increase the allowance for loan losses, a provision for loan losses is recorded. For the three months ended March 31, 2021, the Bank’s provision for loan losses was $2.5 million, which was $268 thousand higher than the corresponding period of 2020.   In the three months ended March 31, 2021, management adjusted the economic risk factors to incorporate the current economic implications, which includes reduced tourism and higher unemployment due to the COVID-19 pandemic.

Management believes that the provision recorded was sufficient to offset the incremental risk of loss inherent in the gross loan portfolio of $1.43 billion at March 31, 2021, a decrease of $3.1 million from December 31, 2020. The allowance for loan losses at March 31, 2021, stood at $36.3 million or 2.54% of total gross loans outstanding as of the balance sheet date, an increase of $1.5 million from December 31, 2020. We recorded net loan charge-offs of $993 thousand for the three months ended March 31, 2021. See “Analysis of Allowance for Loan Losses” in the Financial Condition Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for more detailed information.

Non-Interest Income

The table below represents the major components of non-interest income and the changes therein for the three months ended March 31, 2021, and 2020:

	Three Months Ended March 31,
	2021 Amount	2020 Amount	Amount Change	Percent Change
Non-interest income
Service charges and fees	$1,670	$1,738	$(68)	-3.9%
Gain on sale of investment securities	272	-	272	100.0%
Income from merchant services, net	648	543	105	19.3%
Income from cardholders, net	253	157	96	61.1%
Trustee fees	152	635	(483)	-76.1%
Other income	1,214	998	216	21.6%
Total non-interest income	$4,209	$4,071	$138	3.4%

For the three months ended March 31, 2021, non-interest income totaled $4.2 million, which represented an increase of $138 thousand (3.4%) as compared to the three months ended March 31, 2020. The increase during the three months ended March 31, 2021, is primarily attributed to the increases in income of $272 thousand from gains on sale of investment securities, $216 thousand from other income, of which $169 thousand is from income from ASC, $105 thousand from net income from mechant services, and $96 thousand from net income from cardholders, partially offset by $483 thousand from trustee fees.

Non-interest Expense

The table below represents the major components of non-interest expense and the changes for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021 Amount	2020 Amount	Amount Change	Percent Change
Non-interest expense:
Salaries and employee benefits	$8,696	$9,524	$(828)	-8.7%
Occupancy	2,129	2,156	(27)	-1.3%
Equipment and depreciation	2,941	2,972	(31)	-1.0%
Insurance	489	474	15	3.2%
Telecommunications	366	343	23	6.7%
FDIC insurance assessment	344	279	65	23.3%
Professional services	565	577	(12)	-2.1%
Contract services	621	515	106	20.6%
Other real estate owned	14	28	(14)	-50.0%
Stationery and supplies	121	200	(79)	-39.5%
Training and education	44	185	(141)	-76.2%
General, administrative and other	1,540	1,977	(437)	-22.1%
Total non-interest expense	$17,870	$19,230	$(1,360)	-7.1%

For the three months ended March 31, 2021, non-interest expense totaled $17.9 million, which was a decrease of $1.4 million (7.1%) as compared to the same period in 2020. The decrease is primarily attributed to the $828 thousand decrease in our salaries and employee benefits, the $437 thousand decrease in general, administrative, and other expense expenses, and the $141 thousand decrease in training and education. The decrease in salaries and benefits is primarily due to the reduction in the accrual of bonuses compared to the same period in 2020, and the cost recovery from origination costs totaling $221 thousand from processing the PPP loan originations in accordance with ASC 310-20, “Nonrefundable fees and Other Costs”. The decrease in general, administrative and other expenses are primarily due to reductions of $147 thousand in public relations expense, $140 thousand in advertising expense and $101 thousand in postage expenses as compared to the corresponding period. The decrease in training and education was due to the postponement of discretionary training and the travel restrictions as a result of the COVID-19 pandemic.

The Bank has some discretionary capital expenditures that have been temporarily delayed as result of COVID-19. Some of these planned expenditures may be reassessed due to our customers converting to electronic banking channels.

Income Tax Expense

For the three months ended March 31, 2021, the Bank recorded income tax expenses of $729 thousand. This expense was $26 thousand lower than the income tax expense recorded for the corresponding period in 2020.

Financial Condition

Assets

As of March 31, 2021, total assets were $2.41 billion, an increase of 2.39% from the $2.35 billion at December 31, 2020. This $56.2 million increase was comprised largely of the $32.7 million increase in interest bearing deposits in banks, a $19.4 million increase in our net investment securities portfolio, a $1.4 million increase in our cash and due from banks, and a $7.4 million in other assets, partially offset by the reduction of $4.2 million in net loans. The decrease in net loans and the increase in total assets resulted in the proportion of net loans to total assets decreasing from 59.2% at December 31, 2020, to 57.7% at March 31, 2021. The growth in assets was associated with the $74.2 million increase in total deposits as a result of the various funds received by depositors from the CARES Act, a $481 thousand increase in other liabilities, and a $2.2 million increase in retained earnings, partially offset by the $20.7 million decrease in accumulated other comprehensive loss, which is due to the increase in market rates.

Interest-Earning Assets

The following table sets forth the composition of our interest-earning assets at March 31, 2021, as compared to December 31, 2020:

	March 31, 2021	December 31, 2020	Variance
Interest-earning deposits with financial institutions (including restricted cash)	$277,648	$244,903	$32,745
Federal Home Loan Bank stock, at cost	2,814	2,335	479
Investment securities available-for-sale	533,021	510,111	22,910
Investment securities held-to-maturity	43,082	46,584	(3,502)
Loans, gross	1,428,607	1,431,686	(3,079)
Total interest-earning assets	$2,285,172	$2,235,619	$49,553

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

A summary of the balances of loans at March 31, 2021, and December 31, 2020, follows:

	March 31, 2021		December 31, 2020
	Amount	Percent	Amount	Percent
Commercial
Commercial & industrial	$364,031	25.5%	$366,942	25.6%
Commercial mortgage	718,302	50.3%	685,138	47.9%
Commercial construction	31,500	2.2%	51,785	3.6%
Commercial agriculture	620	0.0%	629	0.0%
Total commercial	1,114,453	78.0%	1,104,494	77.1%
Consumer
Residential mortgage	127,352	8.9%	127,371	8.9%
Home equity	2,156	0.1%	2,076	0.1%
Automobile	19,573	1.4%	19,923	1.4%
Other consumer loans[1]	165,073	11.6%	177,822	12.5%
Total consumer	314,154	22.0%	327,192	22.9%
Gross loans	1,428,607	100.0%	1,431,686	100.0%
Deferred loan (fees) costs, net	(3,772)		(4,159)
Allowance for loan losses	(36,283)		(34,805)
Loans, net	$1,388,552		$1,392,722

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

At March 31, 2021, total gross loans decreased by $3.1 million, to $1.429 billion, from $1.432 billion at December 31, 2020. The decrease in loans was largely attributed to a $13.0 million decrease in total consumer loans, to $314.2 million at March 31, 2021, from $327.2 million at December 31, 2020. The underlying decreases were comprised of other consumer loans by $12.7 million, and automobile by $350 thousand. The decrease in consumer loans was partially offset by a $10.0 million increase in commercial loans to $1.11 billion at March 31, 2021, from $1.10 billion at December 31, 2020. The underlying increase was primarily due to the $33.2 million increase in commercial mortgage loans, partially offset by the reduction in commercial construction by $20.3 million, and the $2.9 million decrease in commercial & industrial loans.

In recognition of the potential difficulties that may be faced by our commercial, real estate and consumer customers due to the COVID-19 pandemic, the Bank initiated a temporary program in March 2020 under which affected commercial and consumer customers that may have their loan payments deferred or otherwise adjusted for a period of up to 90 days. This temporary program ended on March 31, 2021. The Bank continues to process commercial and consumer deferral requests on a case-by-case basis.

With the passage of the Paycheck Protection Program, administered by the Small Business Administration, the Bank actively participated in assisting its customers with applications for resources through the program. PPP loans have either a two-year or five-year term and earn interest at 1%. The Bank believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. In 2020, the Bank approved and funded over $93.4 million in PPP loans. At March 31, 2021, the outstanding principal balance of PPP loans was at $89.2 million. Currently, a total of $48.5 million in PPP loans have been forgiven, of which $40.8 million were forgiven in 2021 and $7.7 million in 2020. On January 13, 2021, the SBA re-opened the PPP program and began accepting applications for PPP loans. As of May 7, 2021, the Bank has approved and funded over $45.5 million in additional PPP loans in 2021. It is the Bank’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Bank could be required to establish additional allowance for loan loss through additional credit loss expense charged to earnings.

At March 31, 2021, loans outstanding were comprised of approximately 66.49% in variable rate loans and 33.51% in fixed rate loans.

Since it first opened in 1972, the Bank has expanded its operations and its branch network, first in Guam, then in the other islands of our region and in San Francisco, California. In the interests of enhancing performance and stability through market and industry diversification, the Bank has increased its focus on growth in the San Francisco area in recent years, adding personnel with experience and expertise in the Bay Area. The following table provides figures for gross loans in the Bank’s administrative regions for March 31, 2021, and December 31, 2020:

	March 31, 2021	December 31, 2020
Guam	$763,475	$775,687
Commonwealth of the Northern Mariana Islands	$142,210	$145,150
The Freely Associated States of Micronesia *	$89,790	$92,901
California	$433,132	$417,948
Total	$1,428,607	$1,431,686

*	The Freely Associated States (FAS) are comprised of the Federated States of Micronesia (Chuuk, Kosrae, Pohnpei and Yap), the Republic of the Marshall Islands and the Republic of Palau.

As the table indicates, the Bank’s total gross loans decreased by 0.22% during the three months ended March 31, 2021. By way of comparison, loans in Guam decreased by $12.2 million, or 1.6%, during the three months ended March 31, 2021. The Commonwealth of the Northern Mariana Islands decreased by $2.9 million, or 2.0% during the three months ended March 31, 2021. Loans in the Freely Associated States of Micronesia decreased by $3.1 million, or 3.4%, during the same period. In the California region loans increased by $15.2 million, or 3.6%, during the three months ended March 31, 2021, as the California region provided continued support for the expansion of the Bank.

Interest-Earning Deposits and Investment Securities

In the current lending and interest rate environment, and in order to maintain sufficient liquidity in the ordinary course of business, and to account for disbursement of the funds received from the CARES Act, the Bank held $277.5 million in unrestricted interest-earning deposits with financial institutions at March 31, 2021, an increase of $32.7 million, or 13.4%, from the $244.8 million in such deposits at December 31, 2020. This significant increase is the result of the various funds received by depositors from the CARES Act, which were held in cash balances with the Federal Reserve Bank at the end of the reporting period. From December 31, 2020, to March 31, 2021, the Bank’s combined investment portfolio increased by $19.4 million, or 3.5%, from $556.7 million to $576.1 million. The growth in the investment portfolio was comprised of a $22.9 million increase in our holdings of available-for-sale securities, which increased by 4.5%, from $510.1 million to $533.0 million, partially offset by a $3.5 million decrease in held-to-maturity securities, which decreased by 7.5%, from $46.6 million to $43.1 million. Management believes that the Bank maintains an adequate level of liquidity.

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

The following table contains information regarding our nonperforming assets as well as restructured loans as of March 31, 2021, and December 31, 2020:

	March 31, 2021	December 31, 2020
Non-accrual loans:
Commercial & industrial	$8,279	$8,750
Commercial mortgage	$35,978	6,618
Residential mortgage	2,203	2,575
Other consumer [1]	193	196
Total non-accrual loans	$46,653	$18,139

Loans past due 90 days and still accruing:
Commercial & industrial	$13	$387
Commercial mortgage	830	471
Commercial construction	-	-
Residential mortgage	121	129
Home equity	-	-
Automobile	63	43
Other consumer[1]	1,454	1,097
Total loans past due 90 days and still accruing	$2,481	$2,127
Total nonperforming loans	$49,134	$20,266

Other real estate owned (OREO):
Commercial real estate	$-	$-
Residential real estate	-	-
Total other real estate owned	$-	$-
Total nonperforming assets	$49,134	$20,266

Restructured loans:
Accruing loans	$15,438	$15,937
Non-accruing loans (included in nonaccrual loans above)	4,703	4,718
Total restructured loans	$20,141	$20,655

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

The above table indicates that nonperforming loans increased by $28.9 million during the three months ended March 31, 2021, which resulted from the increase in total non-accrual loans by $28.5 million, from $18.1 million to $46.7 million. The increases in total non-accrual loans were due to the increases of $29.4 million in commercial mortgage, partially offset by $471 thousand in commercial & industrial loans, and the $372 thousand in residential mortgage loans. In addition, total loans past due 90 days and still accruing increased by $354 thousand from $2.1 million to $2.5 million. The increases were $359 thousand in commercial mortgage and $357 thousand in other consumer loans. These were partially offset by the increase of $374 thousand in commercial & industrial loans.

At March 31, 2021, the Bank’s largest nonperforming loans are three commercial mortgage loans totaling $33.4 million from three relationships of $29.4 million, $2.7 million and $1.3 million, respectively, and one commercial & industrial loan relationship totaling $7.9 million. These loans were placed on non-accrual due to deficiencies in the underlying cash flow to service the monthly loan payments and meet operating expenses. At this time, management believes that the collateral and the allocated allowance for loan losses is adequate to cover these loans; however, should property values deteriorate, additional write-downs or additional provisions may be necessary.

Analysis of Allowance for Loan Losses

The allowance for loan losses was $36.3 million, or 2.54% of outstanding gross loans, as of March 31, 2021, as compared to $34.8 million, or 2.43% of outstanding gross loans, at December 31, 2020.

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

The following table summarizes the changes in our allowance for loan losses:

	Commercial	Residential Mortgages	Consumer	Total
	(Dollars in thousands)
Three Months Ended March 31, 2021
Allowance for loan losses:
Balance at beginning of period	$21,213	$1,990	$11,602	$34,805
Charge-offs	(77)	(4)	(1,514)	(1,595)
Recoveries	124	-	474	598
Provision	1,259	210	1,006	2,475
Balance at end of period	$22,519	$2,196	$11,568	$36,283

Allowance balance at end of period related to:
Loans individually evaluated for impairment	$3,502	$1	$1,578	$5,081
Loans collectively evaluated for impairment	19,017	2,195	9,990	31,202
Ending balance	$22,519	$2,196	$11,568	$36,283

Loan balances at end of period:
Loans individually evaluated for impairment	$60,538	$2,349	$1,716	$64,603
Loans collectively evaluated for impairment	1,053,915	127,159	182,930	1,364,004
Ending balance	$1,114,453	$129,508	$184,646	$1,428,607

Three Months Ended March 31, 2020
Allowance for loan losses:
Balance at beginning of period	$18,360	$1,490	$8,020	$27,870
Charge-offs	-	-	(1,492)	(1,492)
Recoveries	5	-	475	480
Provision	1,223	402	582	2,207
Ending balance	$19,588	$1,892	$7,585	$29,065

Allowance balance at end of period related to:
Loans individually evaluated for impairment	$4,156	$2	$396	$4,554
Loans collectively evaluated for impairment	15,432	1,890	7,189	24,511
Ending balance	$19,588	$1,892	$7,585	$29,065

Loan balances at end of period:
Loans individually evaluated for impairment	$33,916	$4,416	$415	$38,747
Loans collectively evaluated for impairment	938,084	122,805	228,625	1,289,514
Ending balance	$972,000	$127,221	$229,040	$1,328,261

Year Ended December 31, 2020
Allowance for loan losses:
Balance at beginning of year	$18,360	$1,490	$8,020	$27,870
Charge-offs	(1,069)	-	(4,559)	(5,628)
Recoveries	399	-	1,806	2,205
Provision	3,523	500	6,335	10,358
Ending balance	$21,213	$1,990	$11,602	$34,805

Allowance balance at end of year related to:
Loans individually evaluated for impairment	$3,500	$4	$1,264	$4,768
Loans collectively evaluated for impairment	17,713	1,986	10,338	30,037
Ending balance	$21,213	$1,990	$11,602	$34,805

Loan balances at end of year:
Loans individually evaluated for impairment	$36,031	$2,730	$1,343	$40,104
Loans collectively evaluated for impairment	1,068,463	126,717	196,402	1,391,582
Ending balance	$1,104,494	$129,447	$197,745	$1,431,686

Management evaluates all impaired loans not less frequently than quarterly in conjunction with our calculation and determination of the adequacy of the allowance for loan losses.

The Bank has one significant borrowing relationship in bankruptcy totaling $7.9 million at March 31, 2021. The Bank has calculated a specific reserve within the allowance for this borrowing relationship in bankruptcy in the amount of $3.5 million, and belives it has sufficient collateral for the reamaining amount. As a result, the Bank’s management believes at March 31, 2021, there is sufficient coverage to protect the Bank’s exposure to this relationship.

Total Cash and Cash Equivalents

Total cash and cash equivalents were $321.8 million and $287.6 million at March 31, 2021, and December 31, 2020, respectively. This significant increase is the result of the various funds received from the CARES Act, which were held in cash balances with the Federal Reserve Bank at the end of the reporting period. This balance, which is comprised of cash and due from bank balances and interest-bearing deposits that we maintain at other financial institutions (including the Federal Reserve Bank of San Francisco, but excepting restricted cash), will vary depending on daily cash settlement activities, the amount of highly liquid assets needed based on known events such as the repayment of borrowings and scheduled withdrawals, and actual cash on hand in the Bank’s branches.

The following table sets forth the composition of our cash and cash equivalent balances at March 31, 2021, and December 31, 2020:

	March 31, 2021	December 31, 2020	Variance
Cash and due from banks	$44,259	$42,875	$1,384
Interest-bearing deposits with financial institutions	277,498	244,753	32,745
Total cash and cash equivalents	$321,757	$287,628	$34,129

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

At March 31, 2021, the carrying value of the investment securities portfolio (excluding ASC Trust LLC stock and Federal Home Loan Bank stock) totaled $576.1 million, which represents a $19.4 million increase from the portfolio balance of $556.7 million at December 31, 2020. The table below sets forth the amortized cost and fair value of our investment securities portfolio, with gross unrealized gains and losses, at March 31, 2021, and December 31, 2020:

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$385,366	$-	$(24,818)	$360,548
U.S. government agency pool securities	26,456	5	(154)	26,307
U.S. government agency or GSE residential mortgage-backed securities	143,502	3,071	(407)	146,166
Total	$555,324	$3,076	$(25,379)	$533,021
Securities Held-to-Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$31,244	$15	$(897)	$30,362
U.S. government agency pool securities	4,062	14	(54)	4,022
U.S. government agency or GSE residential mortgage-backed securities	7,776	210	(20)	7,966
Total	$43,082	$239	$(971)	$42,350

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$300,440	$54	$(2,348)	$298,146
U.S. government agency pool securities	28,783	29	(206)	28,606
U.S. government agency or GSE residential mortgage-backed securities	176,912	6,447	-	183,359
Total	$506,135	$6,530	$(2,554)	$510,111
Securities Held-to-Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$33,221	$93	$(15)	$33,299
U.S. government agency pool securities	4,515	15	(36)	4,494
U.S. government agency or GSE residential mortgage-backed securities	8,848	280	(10)	9,118
Total	$46,584	$388	$(61)	$46,911

At March 31, 2021, and December 31, 2020, investment securities with a carrying value of $403.3 million and $360.6 million, respectively, were pledged to secure various government deposits and other public requirements.

The amortized cost and fair value of investment securities by contractual maturity at March 31, 2021, and December 31, 2020, follows:

	March 31, 2021
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$26	$26	$9,995	$10,009
Due after one but within five years	5,132	5,122	2,123	2,154
Due after five but within ten years	183,763	178,597	25,033	24,238
Due after ten years	366,403	349,276	5,931	5,949
Total	$555,324	$533,021	$43,082	$42,350

	December 31, 2020
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$5,115	$5,121	$11,990	$12,070
Due after one but within five years	13,255	13,432	2,325	2,358
Due after five but within ten years	129,708	131,340	26,214	26,348
Due after ten years	358,057	360,218	6,055	6,135
Total	$506,135	$510,111	$46,584	$46,911

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at March 31, 2021, and December 31, 2020:

	March 31, 2021
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value
Securities Available for Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(24,818)	$360,548	$-	$-	$(24,818)	$360,548
U.S. government agency pool securities	(7)	4,203	(147)	21,174	(154)	25,377
U.S. government agency or GSE residential mortgage-backed securities	(407)	33,884	-	-	(407)	33,884
Total	$(25,232)	$398,635	$(147)	$21,174	$(25,379)	$419,809

Securities Held to Maturity
US government agency and sponsored Agencies (GSE) debt securities	$(897)	$20,353	$-	$-	$(897)	$20,353
U.S. government agency pool securities	-	-	(54)	2,522	(54)	2,522
U.S. government agency or GSE residential mortgage-backed securities	(10)	547	(10)	481	(20)	1,028
Total	$(907)	$20,900	$(64)	$3,003	$(971)	$23,903

	December 31, 2020
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value
Securities Available for Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(2,348)	$243,089	$-	$-	$(2,348)	$243,089
U.S. government agency pool securities	(22)	3,735	(184)	22,672	(206)	26,407
Total	$(2,370)	$246,824	$(184)	$22,672	$(2,554)	$269,496

Securities Held to Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(15)	$14,985	$-	$-	$(15)	$14,985
U.S. government agency pool securities	-	-	(36)	2,923	(36)	2,923
U.S. government agency or GSE residential mortgage-backed securities	(10)	506	-	-	(10)	506
Total	$(25)	$15,491	$(36)	$2,923	$(61)	$18,414

The Company does not believe that any of the investment securities that were in an unrealized loss position as of March 31, 2021, which included a total of 108 securities, were other-than-temporarily impaired. Specifically, the 108 securities were comprised of 36 Small Business Administration Pool securities, 1 mortgage-backed security issued by Government National Mortgage Association, 26 agency securities issued by Federal Home Loan Bank (FHLB), 22 agency securities issued by Federal Home Loan Mortgage Corporation (FHLMC), 4 mortgaged-backed securities and 1 agency security issued by Federal National Mortgage Association (FNMA), and 18 agency securities issued by Federal Farm Credit Banks (FFCB).

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

Deposits

At March 31, 2021, total deposit liabilities increased by $74.2 million from the approximately $2.1 billion at December 31, 2020. Interest-bearing deposits increased by $65.5 million, to $1.41 billion at March 31, 2021, compared to $1.35 billion at December 31, 2020, and non-interest bearing deposits increased by $8.7 million, to $778.7 million at March 31, 2021, from $770.0 million at December 31, 2020. The 3.5% increase in total deposits was primarily due to the receipt of funds from various COVID-19 federal relief programs.

The following table sets forth the composition of our interest-bearing deposit portfolio with the balances and average interest rates at March 31, 2021, and December 31, 2020, respectively:

	March 31, 2021		December 31, 2020
	Balance	Average rate	Balance	Average rate
Interest-bearing checking accounts	$320,837	0.03%	$322,933	0.12%
Savings accounts	750,603	0.03%	754,042	0.18%
Certificates of deposit	342,881	0.17%	271,832	0.36%
Total interest-bearing deposits	$1,414,321	0.03%	$1,348,807	0.17%

As mentioned earlier, the Bank has expanded its operations and its branch network since it first opened in 1972, first in Guam, then in the other islands of our region and in San Francisco, California. As time has passed, the Bank has gathered market share in each of the islands. In recent years, in order to diversify its geographic market, the Bank has increased its focus on growth in the California region. The following table provides figures for deposits in the Bank’s administrative regions at March 31, 2021, and December 31, 2020:

	March 31, 2021	December 31, 2020
Guam	$1,243,380	$1,197,656
Commonwealth of the Northern Mariana Islands	$360,055	$363,875
The Freely Associated States of Micronesia *	$535,074	$509,817
California	$54,519	$47,496
Total	$2,193,028	$2,118,844

*	The Freely Associated States (FAS) are comprised of the Federated States of Micronesia (Chuuk, Kosrae, Pohnpei and Yap), the Republic of the Marshall Islands and the Republic of Palau.

During the three months ended March 31, 2021, the Bank’s deposits increased by $74.2 million (3.5%) to $2.19 billion compared to December 31, 2020.  During this period the increase in our deposits were in our Guam branches by $45.7 million, FAS branches by $25.3 million, and our California region by $7 million. These increases were partially offset by the decrease in deposits in the CNMI branches by $3.8 million The significant increase in deposits in these regions is primarily from the various COVID-19 federal relief programs.

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

At March 31, 2021, and at December 31, 2020, the Company had no short-term borrowings.

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

At March 31, 2021, our liquid assets, which include cash and due from banks, interest-earning deposits with financial institutions (excluding restricted cash), and investment securities available-for-sale totaled $854.8 million, up $57.0 million from $797.7 million at December 31, 2020. This increase is comprised of increases of $32.7 million in interest bearing deposits in banks, $22.9 million in investment securities available-for-sale, and $1.4 million in cash and due from banks.

Management believes we have sufficient cash to meet the demands of the distribution of funds under the CARES Act. However, we will monitor our vault cash on a daily basis, and if the need arises we will acquire additional cash by drawing down our deposits with other financial institutions, including the Federal Bank of San Francisco.

Contractual Obligations

The Bank utilizes facilities, equipment and land under various operating leases with terms, including renewal options, ranging from 1 to 99 years.

The following table provides the maturities of lease liabilities at March 31, 2021:

	Operating Leases (a)	Total
2021	$2,545	$2,545
2022	2,780	2,780
2023	2,532	2,532
2024	2,420	2,420
2025	2,288	2,288
After 2025	35,569	35,569
Total lease payments	$48,134	$48,134
Less: Interest (b)	22,164	22,164
Present value of lease liabilities (c)	$25,970	$25,970

Note: For leases commencing prior to 2019, minimum lease payments exclude payments to landlords for real estate taxes and common area maintenance.

(a)	Operating lease payments include $21.5 million related to options to extend lease terms that are reasonably certain of being exercised.
(b)	Calculated using the incremental borrowing rate based on the lease term for each lease.
(c)	Includes the current portion of $2.4 million for operating leases.

The Bank leases certain facilities from two separate entities in which two of its directors have separate ownership interests. Lease payments made to these entities during the three months ended March 31, 2021, and 2020, approximated $62 thousand and $59 thousand, respectively.

Additionally, the Bank leases office space to third parties, with original lease terms ranging from 1 to 3 years with option periods ranging up to 12 years. At March 31, 2021, minimum future rents to be received under non-cancelable operating sublease agreements were $43 thousand, $38 thousand, and $26 thousand for the periods ending December 31, 2021, 2022, and 2023, respectively.

A summary of rental activities for the three months ended March 31, 2021, and 2020, respectively, is as follows:

	Three Months Ended March 31,
	2021	2020
Rent expense	$1,025	$1,004
Total rent expense	$1,025	$1,004

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

A summary of financial instruments with off-balance-sheet risk at March 31, 2021, and December 31, 2020, is as follows:

	March 31, 2021	December 31, 2020
Commitments to extend credit	$174,683	$159,405

Letters of credit:
Standby letters of credit	$52,046	$52,827
Commercial letters of credit	2,565	2,574
Total	$54,611	$55,401

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

The Bank considers its standby and commercial letters of credit to be guarantees. At March 31, 2021, the maximum undiscounted future payments that the Bank could be required to make was $54.6 million. Almost all of these arrangements mature within one year. The Bank generally has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized; however, several that are extended to the Bank’s most creditworthy customers are unsecured. The Bank has recorded $44 thousand in reserve liabilities associated with commitments to extend credit and letters of credit at March 31, 2021.

Mortgage loans serviced for others are not included in the accompanying condensed consolidated statements of financial condition. The unpaid principal balances of mortgage loans serviced for others were $190.9 million and $186.9 million at March 31, 2021, and December 31, 2020, respectively. At March 31, 2021, and December 31, 2020, the Bank recorded mortgage servicing rights of $1.8 million and $1.7 million, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital and Common Equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). As of March 31, 2021, and December 31, 2020, the Bank met all capital adequacy requirements to which it is subject.

As of March 31, 2021, the Bank’s capital ratios each exceeded the Federal Deposit Insurance Corporation’s well capitalized standards under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There have been no conditions or events since the most recent FDIC notification that management believes have changed the Bank’s category.

The Company’s required and actual capital amounts and ratios as of March 31, 2021, and December 31, 2020, were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2021:
Total capital (to Risk Weighted Assets)	$209,035	14.228%	$117,536	8.000%	$146,920	10.000%
Tier 1 capital (to Risk Weighted Assets)	$175,448	11.942%	$88,152	6.000%	$117,536	8.000%
Tier 1 capital (to Average Assets)	$175,448	7.223%	$97,156	4.000%	$121,444	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$165,666	11.276%	$66,114	4.500%	$95,498	6.500%

At December 31, 2020:
Total capital (to Risk Weighted Assets)	$206,381	14.307%	$115,401	8.000%	$144,252	10.000%
Tier 1 capital (to Risk Weighted Assets)	$173,141	12.003%	$86,551	6.000%	$115,401	8.000%
Tier 1 capital (to Average Assets)	$173,141	7.466%	$92,765	4.000%	$115,956	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$163,359	11.325%	$64,913	4.500%	$93,764	6.500%

Since the formation of BankGuam Holding Company in 2011, our assets have grown by 118.3% ($1.3 billion), while our stockholders’ equity has increased by 78.8% (69.9 million, including $67.8 million in retained earnings). The growth in equity has helped to increase our capital ratios, and those ratios remain well above the well capitalized standards.

The Bank continues to receive a large influx of deposits from federal relief programs due to the COVID-19 pandemic, which largely increased its total cash and cash equivalents on its balance sheet resulting in an increase in its average assets in March 31, 2021 by approximately $109.8 million to $2.43 billion from $2.32 billion in December 31, 2020. This growth resulted in an adverse impact on its ratio of Tier 1 capital to average assets. Management believes that the Bank has the capacity to absorb the growth in total assets, and the tools needed to move deposits off its balance through its Trust services to continue to be above the well capitalized standards under the regulatory framework for prompt corrective action.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2021, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s Rules and forms and is accumulated and communicated to management, including our Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Exhibit

10.01	Amendment to the Stock Purchase Agreement by and between David J. John and BankGuam Holding Company dated March 30, 2021

31.01	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Statements of Financial Condition as of March 31, 2021, and December 31, 2020, (ii) Unaudited Condensed Consolidated Statements of Income for the three months ended March 31, 2021, and 2020, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021, and 2020, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021, and 2020, and (v) Notes to Unaudited Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, BankGuam Holding Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANKGUAM HOLDING COMPANY

Date: May 13, 2021	By:	/s/ JOAQUIN P.L.G. COOK
Joaquin P.L.G. Cook, President and Chief Executive Officer

Date: May 13, 2021	By:	/s/ FRANCISCO M. ATALIG
Francisco M. Atalig, Senior Vice President and Chief Financial Officer