Form 10-Q
period 2021-06-30
BankGuam Holding Co
filed 2021-08-12
CIK 1527383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of August 12, 2021, there were 9,723,465 shares outstanding

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
•

Any interruption or security breach of our information systems, or the information systems of our third party service providers, resulting in failures or disruptions in customer services or confidentiality; and

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Financial Condition

(in Thousands, Except Par Value)

	June 30, 2021	December 31, 2020
ASSETS
Cash and due from banks	$41,947	$42,875
Interest bearing deposits in banks	751,421	244,753
Total cash and cash equivalents	793,368	287,628
Restricted cash	150	150
Investment in unconsolidated subsidiary	7,744	7,719
Investment securities available-for-sale, at fair value	507,063	510,111
Investment securities held-to-maturity, at amortized cost (Fair Value $153,563 at 6/30/2021 and $46,911 at 12/31/2020)	153,496	46,584
Federal Home Loan Bank stock, at cost	2,814	2,335
Loans, net of allowance for loan losses ($36,093 at 06/30/2021 and $34,805 at 12/31/2020)	1,357,589	1,392,722
Accrued interest receivable	7,285	8,068
Premises and equipment, net	20,328	19,921
Other assets	80,019	77,123
Total assets	$2,929,856	$2,352,361
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$1,213,264	$770,037
Interest bearing	1,469,318	1,348,807
Total deposits	2,682,582	2,118,844
Accrued interest payable	58	77
Subordinated debt, net	34,745	14,777
Other liabilities	43,984	41,607
Total liabilities	2,761,369	2,175,305
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock $0.2083 par value; 48,000 shares authorized; 9,754 and 9,734 shares issued and 9,723 and 9,702 shares outstanding at 6/30/2021 and 12/31/2020, respectively	2,033	2,029
Preferred stock $100 par value; 300 shares authorized; 9.8 shares issued and outstanding	980	980
Additional paid-in capital, Common stock	24,961	24,777
Additional paid-in capital, Preferred stock	8,803	8,803
Retained earnings	144,638	137,646
Accumulated other comprehensive (loss) income	(12,638)	3,111
Common stock in treasury, at cost (32 shares)	(290)	(290)
Total stockholders’ equity	168,487	177,056
Total liabilities and stockholders’ equity	$2,929,856	$2,352,361

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Income

(Dollar and Share Amounts in Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest income:
Loans	$17,645	$19,327	$35,892	$39,094
Investment securities	2,400	1,260	4,599	3,234
Deposits with banks	148	66	215	423
Total interest income	20,193	20,653	40,706	42,751
Interest expense:
Savings deposits	112	391	214	865
Time deposits	8	21	20	38
Other borrowed funds	238	238	476	479
Total interest expense	358	650	710	1,382
Net interest income	19,835	20,003	39,996	41,369
Provision for loan losses	475	2,400	2,950	4,607
Net interest income, after provision for loan losses	19,360	17,603	37,046	36,762
Non-interest income:
Service charges and fees	1,836	1,563	3,506	3,302
Gain on sale of investment securities	-	-	272	-
Income from merchant services, net	758	331	1,406	874
Cardholders income, net	991	143	1,245	300
Trustee fees	149	445	301	1,079
Other income	1,741	739	2,955	1,737
Total non-interest income	5,475	3,221	9,685	7,292
Non-interest expense:
Salaries and employee benefits	8,004	7,937	16,700	17,461
Occupancy	2,132	2,126	4,261	4,282
Equipment and depreciation	3,083	2,982	6,024	5,954
Insurance	515	474	1,005	947
Telecommunications	389	372	756	714
FDIC assessment	516	324	860	603
Professional services	627	541	1,192	1,119
Contract services	719	521	1,340	1,037
Other real estate owned	13	(14)	27	14
Stationery and supplies	(48)	(2)	73	198
Training and education	40	21	84	206
General, administrative and other	1,399	1,704	2,939	3,682
Total non-interest expense	17,389	16,986	35,261	36,217
Income before income taxes	7,446	3,838	11,470	7,837
Income tax expense	1,536	1,081	2,265	1,835
Net income	5,910	2,757	9,205	6,002
Preferred stock dividend	(136)	(136)	(271)	(272)
Net income attributable to common stockholders	$5,774	$2,621	$8,934	$5,730
Earnings per common share (EPS):
Basic and diluted EPS	$0.59	$0.27	$0.92	$0.59
Dividends declared per common share	$0.10	$0.10	$0.20	$0.20
Basic and diluted weighted average common shares	9,715	9,682	9,710	9,678

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

(in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$5,910	$2,757	$9,205	$6,002
Other comprehensive income (loss):
Unrealized holding gain (loss) on available-for-sale securities arising during the period, net of tax	4,898	940	(15,590)	5,509
Reclassification for (gain) realized on available-for- sale securities	-	-	(272)	-
Amortization of post-transfer unrealized holding loss on held-to-maturity securities during the period, net of tax	88	73	113	147
Total other comprehensive income (loss)	4,986	1,013	(15,749)	5,656
Total comprehensive income (loss)	$10,896	$3,770	$(6,544)	$11,658

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(Dollar Amounts in Thousands, Except Number of Shares)

	Number of Common Shares	Common Stock	Preferred Stock	Additional Paid-in Capital - Common	Additional Paid-in Capital - Preferred	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances, January 1, 2021	9,702,136	$2,029	$980	$24,777	$8,803	$137,646	$3,111	$(290)	$177,056
Net income	-	-	-	-	-	3,295	-	-	3,295
Change in accumulated other comprehensive income:
Unrealized loss on available-for-sale securities, net	-	-	-	-	-	-	(20,735)	-	(20,735)
Common stock issued under Employee Stock Purchase Plan & Service Awards	11,436	2	-	95	-	-	-	-	97
Cash dividends on common stock	-	-	-	-	-	(970)	-	-	(970)
Cash dividends on preferred stock	-	-	-	-	-	(135)	-	-	(135)
Balances, March 31, 2021	9,713,572	$2,031	$980	$24,872	$8,803	$139,836	$(17,624)	$(290)	$158,608
Comprehensive income:
Net income	-	-	-	-	-	5,910	-	-	5,910
Change in accumulated other comprehensive income:
Unrealized gain on available-for-sale securities, net	-	-	-	-	-	-	4,986	-	4,986
Common stock issued under Employee Stock Purchase Plan & Service Awards	9,243	2	-	89	-	-	-	-	91
Cash dividends on common stock	-	-	-	-	-	(972)	-	-	(972)
Cash dividends on preferred stock	-	-	-	-	-	(136)	-	-	(136)
Balances, June 30, 2021	9,722,815	$2,033	$980	$24,961	$8,803	$144,638	$(12,638)	$(290)	$168,487

	Number of Common Shares	Common Stock	Preferred Stock	Additional Paid-in Capital - Common	Additional Paid-in Capital - Preferred	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balances, January 1, 2020	9,671,556	$2,023	$980	$24,478	$8,803	$129,576	$(1,327)	$(290)	$164,243
Net income	-	-	-	-	-	3,245	-	-	3,245
Change in accumulated other comprehensive income:
Unrealized gain on available-for-sale securities, net	-	-	-	-	-	-	4,643	-	4,643
Common stock issued under Employee Stock Purchase Plan & Service Awards	8,990	2	-	91	-	-	-	-	93
Cash dividends on common stock	-	-	-	-	-	(967)	-	-	(967)
Cash dividends on preferred stock	-	-	-	-	-	(136)	-	-	(136)
Balances, March 31,2020	9,680,546	$2,025	$980	$24,569	$8,803	$131,718	$3,316	$(290)	$171,121
Comprehensive income:
Net income	-	-	-	-	-	2,757	-	-	2,757
Change in accumulated other comprehensive income:
Unrealized loss on available-for-sale securities, net	-	-	-	-	-	-	1,013	-	1,013
Common stock issued under Employee Stock Purchase Plan & Service Awards	7,708	1	-	81	-	-	-	-	82
Cash dividends on common stock	-	-	-	-	-	(969)	-	-	(969)
Cash dividends on preferred stock	-	-	-	-	-	(136)	-	-	(136)
Balances, June 30, 2020	9,688,254	$2,026	$980	$24,650	$8,803	$133,370	$4,329	$(290)	$173,868

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Cash Flows

(in Thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$9,205	$6,002
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,950	4,607
Depreciation	2,065	2,020
Amortization of debt issuance costs	13	13
Amortization of fees, discounts and premiums	219	498
Gain on sales of other real estate owned, net	-	45
Proceeds from sales of loans held for sale	17,915	9,813
Origination of loans held for sale	(17,915)	(9,813)
(Increase) decrease in mortgage servicing rights	(190)	17
Gross realized gains on sale of available-for-sale securities	(272)	-
Realized gain on sale of premises and equipment	6	2
Noncash lease expense	1,463	1,381
Net change in operating assets and liabilities:
Accrued interest receivable	783	(1,988)
Other assets	(4,174)	528
Accrued interest payable	(19)	(33)
Lease liability	(1,323)	445
Other liabilities	3,700	3,038
Net cash provided by operating activities	14,426	16,575
Cash flows from investing activities:
Purchases of available-for-sale securities	(223,497)	(93,759)
Purchases of held-to-maturity securities	-	(16,250)
Proceeds from sales of available-for-sale securities	46,993	-
Maturities, prepayments and calls of available-for-sale securities	33,321	97,344
Maturities, prepayments and calls of held-to-maturity securities	23,623	2,069
Loan originations and principal collections, net	32,183	(89,706)
Income from equity investment in unconsolidated subsidiary	(1,180)	(432)
Dividends received from unconsolidated subsidiary	1,154	416
Cost from FHLB stock purchase	(479)	(68)
Proceeds from sales of other real estate owned	-	87
Proceeds from sales of premises and equipment	8	3
Purchases of premises and equipment	(2,480)	(2,511)
Net cash used in investing activities	(90,354)	(102,807)
Cash flows from financing activities:
Net increase in deposits	563,738	332,700
Proceeds from issuance of subordinated debt, net	19,955	-
Proceeds from issuance of common stock	188	175
Dividends paid	(2,213)	(2,208)
Net cash provided by financing activities	581,668	330,667
Net change in cash, cash equivalents and restricted cash	505,740	244,435
Cash, cash equivalents and restricted cash at beginning of period	287,778	132,116
Cash, cash equivalents and restricted cash at end of period	$793,518	$376,551
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$176	$819
Income taxes	$3,220	$2,698
Supplemental disclosure of noncash investing and financing activities:
Net change in unrealized loss on held-to-maturity securities, net of tax	$113	$147
Net change in unrealized gain on available-for-sale securities, net of tax	$(15,862)	$5,509
Transfer of securities from available-for-sale securities	$130,471	$-
Transfer of securities to held-to-maturity securities	$(130,471)	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Notes to Condensed Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

Note 1 – Nature of Business

Organization

The accompanying condensed consolidated financial statements include the accounts of BankGuam Holding Company (“Company”) and its wholly-owned subsidiaries, Bank of Guam (“Bank”) and BankGuam Investment Services (“BGIS”). The Company is a Guam corporation organized on October 29, 2010, to act as the holding company of the Bank, a Guam banking corporation, an 18-branch bank serving the communities in Guam, the Commonwealth of the Northern Mariana Islands (CNMI), the Federated States of Micronesia (FSM), the Republic of the Marshall Islands (RMI), the Republic of Palau (ROP), and San Francisco, California. BGIS was incorporated in Guam in 2015 and initially capitalized during the first quarter of 2016. During July 2016, the Company executed an agreement to purchase up to 70% of ASC Trust LLC, formerly ASC Trust Corporation. On July 6, 2021 the Company completed its final purchase of 25% of the voting common stock of ASC Trust LLC under the agreement, as amended to date, bringing the Company’s ownership of ASC Trust LLC to 70%.

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

Our condensed consolidated financial condition at June 30, 2021, and the condensed consolidated results of operations for the three and six months ended June 30, 2021, are not necessarily indicative of what our financial condition will be at December 31, 2021, or of the results of our operations that may be expected for the full year ending December 31, 2021.

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

In the United States, the government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) on March 27, 2020. The CARES Act, among other things, created a $670 billion loan program (the “Paycheck Protection Program” or the “PPP”) for fully guaranteed loans (which may be forgiven) to small businesses for certain qualifying expenses. The PPP was modified and extended multiple times prior to its expiration on May 31, 2021.

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

Note 3 – Earnings Per Common Share

Basic earnings per common share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Potential common shares that may be issued by the Company relate to shares subscribed but not yet issued in 2021 and 2020 under the Employee Stock Purchase Plan, and are reported as dilutive options. No shares were subscribed but not issued at June 30, 2021, and 2020.

Earnings per common share are computed based on reported net income, preferred stock dividends and the following common share data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$5,910	$2,757	$9,205	$6,002
Less preferred stock dividends	(136)	(136)	(271)	(272)
Net income attributable to common stockholders	$5,774	$2,621	$8,934	$5,730
Weighted average number of common shares outstanding - used to calculate basic and diluted earnings per common share	9,715	9,682	9,710	9,678
Earnings per common share (EPS):
Basic and diluted EPS	$0.59	$0.27	$0.92	$0.59

Note 4 – Investment Securities

The amortized cost and fair value of investment securities, with gross unrealized gains and losses, follows:

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$254,887	$-	$(8,002)	$246,885
U.S. government agency pool securities	24,236	6	(114)	24,128
U.S. government agency or GSE residential mortgage-backed securities	232,969	3,292	(211)	236,050
Total	$512,092	$3,298	$(8,327)	$507,063
Securities Held-to-Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$143,056	$433	$(489)	$143,000
U.S. government agency pool securities	3,908	13	(34)	3,887
U.S. government agency or GSE residential mortgage-backed securities	6,532	165	(21)	6,676
Total	$153,496	$611	$(544)	$153,563

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$300,440	$54	$(2,348)	$298,146
U.S. government agency pool securities	28,783	29	(206)	28,606
U.S. government agency or GSE residential mortgage-backed securities	176,912	6,447	-	183,359
Total	$506,135	$6,530	$(2,554)	$510,111
Securities Held-to-Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$33,221	$93	$(15)	$33,299
U.S. government agency pool securities	4,515	15	(36)	4,494
U.S. government agency or GSE residential mortgage-backed securities	8,848	280	(10)	9,118
Total	$46,584	$388	$(61)	$46,911

At June 30, 2021, and December 31, 2020, investment securities with a carrying value of $542.8 million and $360.6 million, respectively, were pledged to secure various government deposits and to meet other public requirements.

Proceeds and gross realized gains from the sales of available-for-sale investment securities for the six months ended June 30, 2021, and 2020, are shown below. There were no sales of investment securities for the three months ended June 30, 2021 and 2020.

	Six Months Ended June 30,
	2021	2020
Proceeds from sales	$46,993	$-
Gross realized gains from sales	$272	$-
Gross realized losses from sales	$-	$-

The amortized cost and estimated fair value of investment securities by contractual maturity at June 30, 2021, and December 31, 2020, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or borrowers the right to prepay obligations with or without call or prepayment penalties. At June 30, 2021, obligations of U.S. government corporations and agencies with amortized costs totaling $665.6 million consisted of residential mortgage-backed securities totaling $239.5 million and Small Business Administration agency pool securities totaling $28.1 million whose contractual maturity, or principal repayment, will follow the repayment of the underlying small business loans or mortgages. For purposes of the following table, the entire outstanding balance of these mortgage-backed securities issued by U.S. government corporations and agencies and SBA pools is categorized based on final maturity date. At June 30, 2021, the Bank estimates the average remaining life of these mortgage-backed securities and SBA pools to be approximately 3.8 years and 3.6 years, respectively.

	June 30, 2021
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$7	$7	$-	$-
Due after one but within five years	4,447	4,439	1,942	1,970
Due after five but within ten years	179,573	177,008	24,645	24,313
Due after ten years	328,065	325,609	126,909	127,280
Total	$512,092	$507,063	$153,496	$153,563

	December 31, 2020
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$5,115	$5,121	$11,990	$12,070
Due after one but within five years	13,255	13,432	2,325	2,358
Due after five but within ten years	129,708	131,340	26,214	26,348
Due after ten years	358,057	360,218	6,055	6,135
Total	$506,135	$510,111	$46,584	$46,911

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2021, and December 31, 2020.

	June 30, 2021
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value
Securities Available for Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(8,002)	$246,885	$-	$-	$(8,002)	$246,885
U.S. government agency pool securities	(2)	625	(112)	21,720	(114)	22,345
U.S. government agency or GSE residential mortgage-backed securities	(211)	84,674	-	-	(211)	84,674
Total	$(8,215)	$332,184	$(112)	$21,720	$(8,327)	$353,904

Securities Held to Maturity
US government agency and sponsored Agencies (GSE) debt securities	$(489)	$54,021	$-	$-	$(489)	$54,021
U.S. government agency pool securities	-	-	(34)	2,460	(34)	2,460
U.S. government agency or GSE residential mortgage-backed securities	(12)	1,411	(9)	459	(21)	1,870
Total	$(501)	$55,432	$(43)	$2,919	$(544)	$58,351

	December 31, 2020
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value
Securities Available for Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(2,348)	$243,089	$-	$-	$(2,348)	$243,089
U.S. government agency pool securities	(22)	3,735	(184)	22,672	(206)	26,407
Total	$(2,370)	$246,824	$(184)	$22,672	$(2,554)	$269,496

Securities Held to Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(15)	$14,985	$-	$-	$(15)	$14,985
U.S. government agency pool securities	-	-	(36)	2,923	(36)	2,923
U.S. government agency or GSE residential mortgage-backed securities	(10)	506	-	-	(10)	506
Total	$(25)	$15,491	$(36)	$2,923	$(61)	$18,414

The investment securities that were in an unrealized loss position as of June 30, 2021, which comprised a total of 104 securities were not other-than-temporarily impaired. Specifically, the 104 securities are comprised of the following: 34 Small Business Administration Pool securities, 1 mortgage-backed security issued by Government National Mortgage Association, 23 agency securities issued by Federal Home Loan Bank (FHLB), 20 agency securities issued by Federal Home Loan Mortgage Corporation (FHLMC), 10 mortgaged-backed securities and 1 agency security issued by Federal National Mortgage Association (FNMA), and 15 agency securities issued by Federal Farm Credit Banks (FFCB).

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

Investment in Unconsolidated Subsidiary

On July 6, 2021, with the approval of the Federal Reserve Bank of San Francisco, the Company used $6.2 million of the proceeds from the subordinated notes totaling $20 million that were issued on June 29, 2021, to acquire an additional 25% of the voting common stock of ASC Trust LLC at the third and final closing, pursuant to the Stock Purchase Agreement (the “Agreement”) dated May 27, 2016, between the Company and David J. John, as amended to date. This transaction brought the Company’s interest in ASC Trust LLC to 70%. The Company’s Chief Executive Officer serves on the Board of Directors of ASC Trust LLC. Another of the Company’s Board members also serves as a non-minority voting member of an entity that owns 5% of the common stock of ASC Trust LLC. The Agreement contains customary warranties, representations and indemnification provisions.

Note 5 – Loans Held for Sale, Loans and Allowance for Loan Losses

Loans Held for Sale

In its normal course of business, the Bank originates mortgage loans held for sale to the FHLMC. The Bank has elected to measure its residential mortgage loans held for sale at cost. Origination fees and costs are recognized in earnings at the time of origination. Loans are sold to FHLMC at par.

During the six months ended June 30, 2021, the Bank originated and sold $17.9 million in FHLMC mortgage loans. During the six months ended June 30, 2020, the Bank originated and sold $9.8 million in FHLMC loans.

Mortgage loans serviced for others are not included in the accompanying condensed consolidated statements of financial condition. The unpaid principal balances of mortgage loans serviced for others were $188.3 million at June 30, 2021, and $186.9 million at December 31, 2020. The increase of $1.4 million (0.7%) during the six months ended June 30, 2021, was due to new loans, partially offset by the principal paydowns and payoffs during the period.

We retain mortgage servicing rights on mortgage loans that we sell. Such rights represent the net positive cash flows generated from the servicing of such mortgage loans and we recognize such rights as assets on our statements of financial condition based on their estimated fair values. We receive servicing fees, less any subservicing costs, on the unpaid principal balances of such mortgage loans. Those fees are collected from the monthly payments made by the mortgagors or from the proceeds of the sale or foreclosure and liquidation of the underlying real property collateralizing the loans. At June 30, 2021, and December 31, 2020, mortgage servicing rights totaled $1.9 million and $1.7 million, respectively, and are included in other assets in the accompanying condensed consolidated statements of financial condition. The Bank accounts for mortgage servicing rights at fair value with changes in fair value recorded as a part of service fees and charges in the condensed consolidated statements of income.

Loans

Outstanding loan balances are presented net of unearned income, deferred loan fees, and unamortized discount and premium totaling $4.0 million at June 30, 2021, and $4.2 million at December 31, 2020. As of June 30, 2021, our 10 largest borrowing relationships totaled $340.2 million in commitments, or approximately 24.3% of our total gross loans compared to $345.0 million, or approximately 24.1% at December 31, 2020.  Loans subject to ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” are presented net of the related accretable yield.

The loan portfolio consisted of the following at:

	June 30, 2021		December 31, 2020
	Amount	Percent	Amount	Percent
Commercial
Commercial & industrial	$341,060	24.4%	$366,942	25.6%
Commercial mortgage	713,593	51.1%	685,138	47.9%
Commercial construction	33,605	2.4%	51,785	3.6%
Commercial agriculture	611	0.0%	629	0.0%
Total commercial	1,088,869	77.9%	1,104,494	77.1%
Consumer
Residential mortgage	130,160	9.3%	127,371	8.9%
Home equity	2,040	0.1%	2,076	0.1%
Automobile	19,429	1.4%	19,923	1.4%
Other consumer loans[1]	157,176	11.2%	177,822	12.5%
Total consumer	308,805	22.1%	327,192	22.9%
Gross loans	1,397,674	100.0%	1,431,686	100.0%
Deferred loan (fees) costs, net	(3,992)		(4,159)
Allowance for loan losses	(36,093)		(34,805)
Loans, net	$1,357,589		$1,392,722

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

Paycheck Protection Program

With the passage of the Paycheck Protection Program, or PPP, administered by the Small Business Administration, the Bank actively participated in assisting its customers with applications for resources through the program. PPP loans have either a two-year or a five-year term and earn interest at 1%. The Bank believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. In 2020, the Bank approved and funded over $93.4 million in PPP loans. At June 30, 2021, the outstanding principal balance of PPP loans was $73.6 million. As of August 6, 2021, a total of $83.9 million in PPP loans have been forgiven, of which $76.2 million were forgiven in 2021 and $7.7 million in 2020. On January 13, 2021, the SBA re-opened the PPP program and began accepting applications for PPP loans. As of August 6, 2021, the Bank has approved and funded over $56.6 million in additional PPP loans. It is the Bank’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Bank could be required to establish an additional allowance for loan loss through additional credit loss expense charged to earnings.

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

In the three and six months ended June 30, 2021, management adjusted the economic risk factors to incorporate the current economic implications, which include reduced tourism and higher unemployment due to the COVID-19 pandemic.

Set forth below is a summary of the Bank’s activity in the allowance for loan losses during the three and six months ended June 30, 2021, and 2020, and the year ended December 31, 2020:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020	Year Ended December 31, 2020
Balance, beginning of period	$36,283	$29,065	$34,805	$27,870	$27,870
Charged off loans	(1,160)	(1,038)	(2,756)	(2,529)	(5,628)
Recoveries on loans previously charged off	495	457	1,094	936	2,205
Provision for loan losses	475	2,400	2,950	4,607	10,358
Balance, end of period	$36,093	$30,884	$36,093	$30,884	$34,805

Set forth below is information regarding loan balances and the related allowance for loan losses, by portfolio type, for the three and six months ended June 30, 2021, and 2020, and the year ended December 31, 2020, respectively.

	Commercial	Residential Mortgages	Consumer	Total
	(Dollars in thousands)
Six Months Ended June 30, 2021
Allowance for loan losses:
Balance at beginning of period	$21,213	$1,990	$11,602	$34,805
Charge-offs	(77)	(4)	(2,675)	(2,756)
Recoveries	156	-	938	1,094
Provision	2,134	367	449	2,950
Balance at end of period	$23,426	$2,353	$10,314	$36,093

Allowance balance at end of period related to:
Loans individually evaluated for impairment	$3,503	$-	$1,041	$4,544
Loans collectively evaluated for impairment	19,923	2,353	9,273	31,549
Ending balance	$23,426	$2,353	$10,314	$36,093

Loan balances at end of period:
Loans individually evaluated for impairment	$61,338	$2,141	$1,162	$64,641
Loans collectively evaluated for impairment	1,027,531	130,059	175,443	1,333,033
Ending balance	$1,088,869	$132,200	$176,605	$1,397,674

Six Months Ended June 30, 2020
Allowance for loan losses:
Balance at beginning of period	$18,360	$1,490	$8,020	$27,870
Charge-offs	(484)	-	(2,045)	(2,529)
Recoveries	166	-	770	936
Provision	2,259	381	1,967	4,607
Ending balance	$20,301	$1,871	$8,712	$30,884

Allowance balance at end of period related to:
Loans individually evaluated for impairment	$4,391	$2	$901	$5,294
Loans collectively evaluated for impairment	15,910	1,869	7,811	25,590
Ending balance	$20,301	$1,871	$8,712	$30,884

Loan balances at end of period:
Loans individually evaluated for impairment	$32,867	$4,183	$984	$38,034
Loans collectively evaluated for impairment	1,016,962	122,250	218,411	1,357,623
Ending balance	$1,049,829	$126,433	$219,395	$1,395,657

Year Ended December 31, 2020
Allowance for loan losses:
Balance at beginning of year	$18,360	$1,490	$8,020	$27,870
Charge-offs	(1,069)	-	(4,559)	(5,628)
Recoveries	399	-	1,806	2,205
Provision	3,523	500	6,335	10,358
Ending balance	$21,213	$1,990	$11,602	$34,805

Allowance balance at end of year related to:
Loans individually evaluated for impairment	$3,500	$4	$1,264	$4,768
Loans collectively evaluated for impairment	17,713	1,986	10,338	30,037
Ending balance	$21,213	$1,990	$11,602	$34,805

Loan balances at end of year:
Loans individually evaluated for impairment	$36,031	$2,730	$1,343	$40,104
Loans collectively evaluated for impairment	1,068,463	126,717	196,402	1,391,582
Ending balance	$1,104,494	$129,447	$197,745	$1,431,686

Credit Quality

The following table provides a summary of the delinquency status of the Bank’s loans by portfolio type:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Non- Accrual	90 Days and Greater Still Accruing	Total Past Due	Current	Total Loans Outstanding
June 30, 2021
Commercial
Commercial & industrial	$220	$126	$7,645	$125	$8,116	$332,944	$341,060
Commercial mortgage	3,868	1,573	4,624	564	10,629	702,964	713,593
Commercial construction	-	-	-	-	-	33,605	33,605
Commercial agriculture	-	-	-	-	-	611	611
Total commercial	4,088	1,699	12,269	689	18,745	1,070,124	1,088,869

Consumer
Residential mortgage	1,998	2,488	936	140	5,562	124,598	130,160
Home equity	-	-	-	-	-	2,040	2,040
Automobile	332	99	-	-	431	18,998	19,429
Other consumer [1]	1,890	963	54	931	3,838	153,338	157,176
Total consumer	4,220	3,550	990	1,071	9,831	298,974	308,805
Total	$8,308	$5,249	$13,259	$1,760	$28,576	$1,369,098	$1,397,674

December 31, 2020
Commercial
Commercial & industrial	$13,712	$3,857	$8,119	$387	$26,075	$340,867	$366,942
Commercial mortgage	9,183	36,562	913	471	47,129	638,009	685,138
Commercial construction	-	-	-	-	-	51,785	51,785
Commercial agriculture	-	-	-	-	-	629	629
Total commercial	22,895	40,419	9,032	858	73,204	1,031,290	1,104,494

Consumer
Residential mortgage	4,758	1,833	1,147	129	7,867	119,504	127,371
Home equity	-	-	-	-	-	2,076	2,076
Automobile	580	184	-	43	807	19,116	19,923
Other consumer [1]	3,472	1,502	108	1,096	6,178	171,644	177,822
Total consumer	8,810	3,519	1,255	1,268	14,852	312,340	327,192
Total	$31,705	$43,938	$10,287	$2,126	$88,056	$1,343,630	$1,431,686

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

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

The following table provides information as of June 30, 2021, and December 31, 2020, with respect to loans on non-accrual status, by portfolio type:

	June 30, 2021	December 31, 2020
	(Dollars in thousands)
Non-accrual loans:
Commercial
Commercial & industrial	$7,645	$8,750
Commercial mortgage	37,998	6,618
Total commercial	45,643	15,368

Consumer
Residential mortgage	$1,978	$2,575
Other consumer [1]	182	196
Total consumer	2,160	2,771
Total non-accrual loans	$47,803	$18,139

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

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

The Bank classifies its loan portfolios using internal credit quality ratings, as discussed above under Allowance for Loan Losses. The following table provides a summary of loans by portfolio type and the Bank’s internal credit quality ratings as of June 30, 2021, and December 31, 2020:

	June 30, 2021	December 31, 2020
	(Dollars in thousands)
Pass:
Commercial & industrial	$284,521	$314,201
Commercial mortgage	651,181	626,477
Commercial construction	33,605	51,785
Commercial agriculture	611	629
Residential mortgage	126,408	123,017
Home equity	2,040	2,076
Automobile	19,429	19,880
Other consumer	156,059	176,522
Total pass loans	1,273,854	1,314,587

Special Mention:
Commercial & industrial	20,916	6,643
Commercial mortgage	15,624	16,285
Residential mortgage	1,679	1,695
Total special mention loans	38,219	24,623

Substandard:
Commercial & industrial	27,978	37,920
Commercial mortgage	46,066	41,654
Residential mortgage	91	433
Other consumer	5	7
Total substandard loans	74,140	80,014

Formula Classified:
Residential mortgage	1,982	2,226
Automobile	-	43
Other consumer	1,112	1,293
Total formula classified loans	3,094	3,562

Doubtful:
Commercial & industrial	7,645	8,178
Commercial mortgage	722	722
Total doubtful loans	8,367	8,900
Total outstanding loans, gross	$1,397,674	$1,431,686

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

The following table sets forth information regarding non-accrual loans and restructured loans, at June 30, 2021, and December 31, 2020:

	June 30, 2021	December 31, 2020
	(Dollars in thousands)
Impaired loans:
Restructured loans:
Non-accruing restructured loans	$35,079	$4,718
Accruing restructured loans	13,897	15,937
Total restructured loans	48,976	20,655
Other impaired loans	15,665	19,450
Total impaired loans	$64,641	$40,105

Impaired loans less than 90 days delinquent and included in total impaired loans	$49,529	$27,664

The table below contains additional information with respect to impaired loans, by portfolio type, at June 30, 2021, and December 31, 2020:

	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
June 30, 2021, With no related allowance recorded:
Commercial & industrial	$21,491	$21,491	$22,056	$96
Commercial mortgage	39,761	40,008	38,786	26
Residential mortgage	91	91	92	-
Other consumer	5	5	5	-
Total impaired loans with no related allowance	$61,348	$61,595	$60,939	$122

June 30, 2021, With a related allowance recorded:
Commercial & industrial	$53	$53	$62	$-
Commercial mortgage	33	48	34	-
Residential mortgage	2,050	2,059	2,153	(22)
Other consumer	1,157	1,157	1,427	11
Total impaired loans with a related allowance	$3,293	$3,317	$3,676	$(11)

December 31, 2020, With no related allowance recorded:
Commercial & industrial	$23,745	$23,745	$23,986	$102
Commercial mortgage	11,954	12,201	9,030	45
Residential mortgage	432	432	692	-
Other consumer	7	7	7	-
Total impaired loans with no related allowance	$36,138	$36,385	$33,715	$147

December 31, 2020, With a related allowance recorded:
Commercial & industrial	$294	$607	$282	$4
Commercial mortgage	39	54	95	-
Residential mortgage	2,298	2,308	2,887	(27)
Automobile	43	43	71	-
Other consumer	1,293	1,292	884	27
Total impaired loans with a related allowance	$3,967	$4,304	$4,219	$4

Troubled Debt Restructurings

In accordance with FASB’s Accounting Standards Update No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring” (ASU No. 2011-02), the Bank had $49.0 million of troubled debt restructurings (“TDRs”) as of June 30, 2021, up by $28.3 million from $20.7 million at December 31, 2020, primarily in commercial mortgage loans. The restructured loans recorded with the Bank have been modified for the purpose of alleviating temporary impairments to the borrower’s financial condition. The modifications that the Bank has extended to borrowers have come in the form of a change in the repayment terms. The restructuring plan between the borrower and the Bank is designed to provide a bridge for cash flow shortfalls in the near term. As the borrower works through the near-term issues, in most cases, the original contractual terms will be reinstated.

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

Additional information regarding performing and nonperforming TDRs at June 30, 2021, and December 31, 2020, is set forth in the following table:

	Number of	Pre- Modification Outstanding Recorded	Principal	Post- Modification Outstanding Recorded	Outstanding Balance
	Loans	Investment	Modifications	Investment	June 30, 2021	December 31, 2020
Performing
Residential mortgage	-	$-	$-	$-	$-	$-
Commercial & industrial	6	16,440	-	16,440	13,429	-
Commercial mortgage	2	435	-	435	423	15,936
Consumer	1	49	-	49	45	-
Total performing	9	16,924	-	16,924	13,897	15,936
Nonperforming
Commercial & industrial	1	176	-	176	103	-
Commercial mortgage	10	37,408	-	37,408	34,976	4,671
Consumer	-	-	-	-	-	48
Total nonperforming	11	37,584	-	37,584	35,079	4,719
Total Troubled Debt Restructurings (TDRs)	20	$54,508	$-	$54,508	$48,976	$20,655

Principal modification includes principal forgiveness at the time of modification, contingent principal forgiveness granted over the life of the loan based on borrower performance.

In an effort to constructively work with borrowers affected by the COVID-19 pandemic, the Bank initiated a temporary program in March 2020 to allow for 90-day deferrals for residential mortgage and commercial loans upon request from the borrower, and a 90-day deferral for all consumer and automobile loans. The Bank did not identify these loans that were deferred and were over 30 days delinquent as TDRs. The Bank identified a specific reserve for consumer loans totaling $3.4 million at June 30, 2021. The Bank also increased its environmental factors for the reserve to account for the effects of the COVID-19 pandemic.

There were no defaults on troubled debt restructurings following the modification during the six months ended June 30, 2021 and 2020.

The Bank has one significant borrowing relationship in bankruptcy totaling $7.6 million at June 30, 2021. The Bank has calculated a specific reserve within the allowance for this borrowing relationship in bankruptcy in the amount of $3.5 million, and believes it has sufficient collateral for the remaining amount. As a result, the Bank’s management believes that at June 30, 2021, there is sufficient coverage to protect the Bank’s exposure to this relationship.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). As of June 30, 2021, and December 31, 2020, the Bank met all capital adequacy requirements to which it is subject.

As of June 30, 2021, the Bank’s capital ratios each exceeded the Federal Deposit Insurance Corporation’s well capitalized standards under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the Bank’s last regulatory examination that management believes have changed the Bank’s category. The Bank continues to receive a large influx of deposits from the federal relief programs due to the COVID-19 pandemic resulting in an increase of approximately $554.2 million in its average assets at June 30, 2021 to $2.87 billion from $2.31 billion in December 31, 2020, which had an adverse impact on its ratio of Tier 1 capital to average assets. Management believes that the Bank has the capacity to absorb the growth in total assets, and the tools needed to move deposits off of its balance sheet through its Trust services to continue to be above the well capitalized standards under the regulatory framework for prompt corrective action.

The Company’s actual capital amounts and ratios as of June 30, 2021, and December 31, 2020, are presented in the table below.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2021:
Total capital (to Risk Weighted Assets)	$233,763	16.056%	$116,476	8.000%	$145,594	10.000%
Tier 1 capital (to Risk Weighted Assets)	$180,342	12.387%	$87,357	6.000%	$116,476	8.000%
Tier 1 capital (to Average Assets)	$180,342	6.277%	$114,931	4.000%	$143,664	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$170,560	11.715%	$65,518	4.500%	$94,636	6.500%

At December 31, 2020:
Total capital (to Risk Weighted Assets)	$206,381	14.307%	$115,401	8.000%	$144,252	10.000%
Tier 1 capital (to Risk Weighted Assets)	$173,141	12.003%	$86,551	6.000%	$115,401	8.000%
Tier 1 capital (to Average Assets)	$173,141	7.466%	$92,765	4.000%	$115,956	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$163,359	11.325%	$64,913	4.500%	$93,764	6.500%

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

A summary of financial instruments with off-balance-sheet risk at June 30, 2021, and December 31, 2020, is as follows:

	June 30, 2021	December 31, 2020
Commitments to extend credit	$174,473	$159,405

Letters of credit:
Standby letters of credit	$55,633	$52,827
Commercial letters of credit	2,264	2,574
Total	$57,897	$55,401

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

The Bank considers its standby and other letters of credit to be payment guarantees. At June 30, 2021, the maximum undiscounted future payments that the Bank could be required to make for all outstanding letters of credit were $57.9 million. All of these arrangements mature within one year. The Bank has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized; however, several are unsecured. The Bank had recorded $45 thousand in reserve liabilities associated with these guarantees at June 30, 2021.

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

A valuation allowance of $588 thousand and $1.3 million has been provided at June 30, 2021, and December 31, 2020, respectively, to reduce the deferred tax asset because, in management’s opinion, it is more likely than not that less than the entire amount will be realized. The portion of the deferred tax asset with valuation allowance is attributable to a cumulative net operating loss carry forward from the Bank’s CNMI operations, which losses management anticipates will continue. The charge from the net operating loss has already been realized in the accompanying condensed consolidated statements of income as a result of the Guam income tax code.

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

Financial assets measured at fair value on a recurring basis as of June 30, 2021, and December 31, 2020, are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At June 30, 2021
U.S. treasury notes and bonds	$-	$-	$-	$-
U.S. government agency and government sponsored enterprise (GSE) debt securities	-	246,885	-	246,885
U.S. government agency pool securities	-	24,128	-	24,128
U.S. government agency or GSE	-	236,050	-	236,050
Total fair value of available-for-sale securities	-	507,063	-	507,063
Other assets:
MSRs	-	-	1,873	1,873
Total fair value	$-	$507,063	$1,873	$508,936

At December 31, 2020
U.S. treasury notes and bonds	$5,005	$-	$-	$5,005
U.S. government agency and government sponsored enterprise (GSE) debt securities	-	293,142	-	293,142
U.S. government agency pool securities	-	28,606	-	28,606
U.S. government agency or GSE	-	183,358	-	183,358
Total fair value of available-for-sale securities	5,005	505,106	-	510,111
Other assets:
MSRs	-	-	1,683	1,683
Total fair value	$5,005	$505,106	$1,683	$511,794

There were no liabilities measured at fair value on a recurring basis as of June 30, 2021, and December 31, 2020.

For the periods ended June 30, 2021, and December 31, 2020, the changes in Level 3 assets measured at fair value on a recurring basis are as follows:

	June 30, 2021	December 31, 2020
Beginning balance	$1,683	$1,704
Realized and unrealized net losses:
Included in net income	190	(21)
Ending balance	$1,873	$1,683

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

The following table presents quantitative information about the valuation technique and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring basis:

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average Rate
June 30, 2021
Financial instrument:
MSRs	$1,873	Discounted Cash Flow	Discount Rate	6.06% - 7.74%	6.30%
			Weighted Average Prepayment Rate (Public Securities Association)	125%
December 31, 2020
Financial instrument:
MSRs	$1,683	Discounted Cash Flow	Discount Rate	6.06% - 7.74%	6.30%
			Weighted Average Prepayment Rate (Public Securities Association)	125%

There were no transfers into or out of the Bank’s Level 3 financial instruments for the periods ended June 30, 2021, and December 31, 2020.

Nonrecurring Fair Value Measurements

Under certain circumstances, the Bank makes adjustments to fair value for assets and liabilities even though they are not measured at fair value on an ongoing basis. The Bank did not have any financial instruments carried on the consolidated statements of financial condition by caption and by level in fair value hierarchy for a nonrecurring change in fair value at June 30, 2021, and December 31, 2020, respectively.

The fair value of loans subject to write downs is estimated using the appraised value of the underlying collateral, discounted as necessary due to management’s estimates of changes in economic conditions.

Additionally, the Bank also makes adjustments to nonfinancial assets and liabilities even though they are not measured at fair value on an ongoing basis. The Bank does not have nonfinancial assets or liabilities for which a nonrecurring change in fair value has been recorded during the periods ended June 30, 2021, and December 31, 2020.

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

If quoted market prices are not available, the Bank estimates fair values using pricing models and discounted cash flows that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, and credit spreads. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include U.S. GSE obligations, U.S. government agency pool securities, and other securities. Mortgage-backed securities are included in Level 2 if observable inputs are available. In certain cases where there is limited activity or less transparency around inputs to the valuation, the Bank would classify those securities in Level 3. At June 30, 2021, and December 31, 2020, the Bank did not have any Level 3 investment securities.

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

Short-Term Borrowings

The carrying amounts of federal funds purchased and FHLB advances maturing within ninety days approximate their fair values. We had no outstanding short-term borrowings at June 30, 2021, and December 31, 2020.

Long-Term Borrowings

The fair value of FHLB advances maturing after ninety days is determined based on expected present value techniques using current market interest rates for advances with similar terms and remaining maturities. We had no outstanding long-term borrowings at June 30, 2021, and December 31, 2020.

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

Fair Value of Other Financial Instruments

The estimated fair values of the Bank’s financial instruments, excluding those assets recorded at fair value on a recurring basis on the Bank’s condensed consolidated statements of financial condition, are as follows:

		Estimated fair value
	Carrying Amount	Level 1	Level 2	Level 3
	(Dollars in thousands)
June 30, 2021
Financial assets:
Cash and cash equivalents	$793,368	$793,368	$-	$-
Restricted cash	150	150	-	-
Federal Home Loan Bank stock	2,814	-	2,814	-
Investment securities held-to-maturity	153,496	-	153,563	-
Loans, net	1,357,589	-	-	1,405,140
Total	$2,307,417	$793,518	$156,377	$1,405,140

Financial liabilities:
Deposits	2,682,582	-	-	2,694,806
Total	$2,682,582	$-	$-	$2,694,806

December 31, 2020
Financial assets:
Cash and cash equivalents	$287,628	$287,628	$-	$-
Restricted cash	150	150	-	-
Federal Home Loan Bank stock	2,335	-	2,335	-
Investment securities held-to-maturity	46,584	-	46,911	-
Loans, net	1,392,722	-	-	1,441,402
Total	$1,729,419	$287,778	$49,246	$1,441,402

Financial liabilities:
Deposits	$2,118,844	$-	$-	$2,130,361
Total	$2,118,844	$-	$-	$2,130,361

Note 11 – Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	June 30, 2021	December 31, 2020
Net unrealized (loss) gain on available-for-sale securities	$(4,758)	$4,241
Amounts reclassified from AOCI for (gain) on sale of investment securities available-for-sale included in net income	(272)	(265)
Tax effect	1,057	(835)
Unrealized holding (loss) gain on available-for-sale securities, net of tax	(3,973)	3,141
Gross unrealized holding loss on held-to-maturity securities	(8,778)	(285)
Amortization of unrealized holding loss on held-to-maturity during the period	113	255
Unrealized holding loss on held-to-maturity securities	(8,665)	(30)
Accumulated other comprehensive (loss) income	$(12,638)	$3,111

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

The Bank leases certain facilities from two separate entities in which two of its directors have separate ownership interests. Lease payments made to these entities during the six months ended June 30, 2021 and 2020, approximated $205 thousand and $149 thousand, respectively.  During the three months ended June 30, 2021 and 2020, lease payments made to these entities approximated $143 thousand and $89 thousand, respectively.

Additionally, the Bank leases office space to third parties, with original lease terms ranging from 1 to 3 years with option periods ranging up to 12 years. At June 30, 2021, minimum future rents to be received under non-cancelable operating sublease agreements were $21 thousand, $38 thousand, and $26 thousand for the periods ending December 31, 2021, 2022, and 2023, respectively.

The cash flow from operating leases included in the measurement of lease liabilities during the six months ended June 30, 2021 and 2020, were each $1.8 million, respectively.

The following table summarizes the lease-related assets and liabilities recorded as part of other assets and other liabilities, respectively, in our condensed consolidated statements of financial condition at June 30, 2021, and December 31, 2020:

	June 30, 2021	December 31, 2020
Assets
Operating lease right-of-use assets	$24,651	$26,113
Total lease assets	$24,651	$26,113
Liabilities
Current
Operating	$2,213	$2,510
Noncurrent
Operating	23,086	24,112
Total lease liabilities	$25,299	$26,622

The operating lease costs and variable lease costs were $959 thousand and $1.9 million during the three and six months ended June 30, 2021,  respectively, and $976 thousand and $1.9 million during the three and six months ended June 30, 2020, respectively.

The following table provides the maturities of lease liabilities at June 30, 2021:

	Operating Leases (a)	Total
2021	$1,642	$1,642
2022	2,780	2,780
2023	2,532	2,532
2024	2,420	2,420
2025	2,288	2,288
After 2025	35,569	35,569
Total lease payments	47,231	47,231
Less: Interest (b)	21,932	21,932
Present value of lease liabilities (c)	$25,299	$25,299

Note: For leases commencing prior to 2019, minimum lease payments exclude payments to landlords for real estate taxes and common area maintenance.

(a)	Operating lease payments include $21.5 million related to options to extend lease terms that are reasonably certain of being exercised.
(b)	Calculated using the incremental borrowing rate based on the lease term for each lease.
(c)	Includes the current portion of $2.2 million for operating leases.

The following table provides the weighted-average lease term and discount rate at June 30, 2021:

	June 30, 2021	December 31, 2020
Weighted-average remaining lease term (years)
Operating leases	25.1	24.6
Weighted-average discount rate
Operating leases	4.12%	4.09%

Note 13 – Subordinated Debt

On June 29, 2021, the Company issued $20.0 million in aggregate principal amount of its 4.75% Fixed-to-Floating Rate Subordinated Notes due July 1, 2031 (the “2031 Notes”).

The 2031 Notes have a ten-year term and initially bear interest at a fixed annual rate of 4.75%. Beginning July 1, 2026, the interest rate will reset quarterly to the then-current three-month SOFR plus 413 basis points. The Company is required to pay interest semi-annually during the fixed period, and quarterly during the floating rate period. The principal sum of the 2031 Notes plus any unpaid interest are due on the maturity date.

On June 27, 2019, the Company issued $15.0 million in aggregate principal amount of its 6.35% Fixed-to-Floating Rate Subordinated Notes due June 30, 2029 (the “2029 Notes” and together with the 2031 Notes, the “Notes”).

The 2029 Notes have a ten-year term and initially bear interest at a fixed annual rate of 6.35%. Beginning June 30, 2024, the interest rate will reset quarterly to the then-current three-month LIBOR plus 466 basis points. The Company is required to pay interest only semi-annually during the fixed period, and quarterly during the floating rate period. The principal sum of the 2029 Notes plus any unpaid interest are due on the maturity date.

Both notes are unsecured, subordinated obligations of the Company only and are not obligations of, and are not guaranteed by, any subsidiary of the Company. The Notes rank junior in right to payment to the Company’s current and future senior indebtedness.

Note 14 – Subsequent Events

On July 6, 2021, with the approval of the Federal Reserve Bank of San Francisco, the Company used $6.2 million of the proceeds from the 2031 Notes to acquire an additional 25% of the stock of ASC Trust LLC at the third and final closing pursuant to the 2016 Stock Purchase Agreement between the Company and David J. John. The Company intends to use the remainder of the proceeds from the 2031 Notes for general corporate purposes.

Management has reviewed the events occurring through the date of this report, and other than the aforementioned transaction, there were no subsequent events that require additional disclosure to the accompanying financial statements.

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

In May 2016, the Company entered into a Stock Purchase Agreement (the “Agreement”) to acquire up to 70% of ASC Trust LLC, formerly ASC Trust Corporation, a Guam trust company. In July 2016, subsequent to the approval of the Federal Reserve Bank of San Francisco in June 2016, the first purchase of 25% of ASC Trust LLC was completed. In July 2019, the Company completed the second purchase of an additional 20% of ASC Trust LLC, bringing its ownership to 45%. As stated in Note 4 – Investment Securities, and with the approval of the Federal Reserve Bank of San Francisco, an additional 25% of ASC Trust LLC was purchased by the Company in July 2021. This transaction brought the Company’s ownership of ASC Trust LLC to 70%, and completes the transactions contemplated by the Agreement. ASC Trust LLC is primarily involved in administering 401(k) retirement plans and other employee benefit programs for its customers.

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

Summary of Operating Results

The following table provides unaudited comparative information with respect to our results of operations for the three and six months ended June 30, 2021, and 2020, respectively:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021 Amount	2020 Amount	% Change	2021 Amount	2020 Amount	% Change
Interest income	$20,193	$20,653	-2.2%	$40,706	$42,751	-4.8%
Interest expense	358	650	-44.9%	710	1,382	-48.6%
Net interest income, before provision for loan losses	19,835	20,003	-0.8%	39,996	41,369	-3.3%
Provision for loan losses	475	2,400	-80.2%	2,950	4,607	-36.0%
Net interest income, after provision for loan losses	19,360	17,603	10.0%	37,046	36,762	0.8%
Non-interest income	5,475	3,221	70.0%	9,685	7,292	32.8%
Non-interest expense	17,389	16,986	2.4%	35,261	36,217	-2.6%
Income before income taxes	7,446	3,838	94.0%	11,470	7,837	46.4%
Income tax expense	1,536	1,081	42.1%	2,265	1,835	23.4%
Net income	$5,910	$2,757	114.4%	$9,205	$6,002	53.4%

Earnings per common share (EPS):
Basic and diluted EPS	$0.59	$0.27		$0.92	$0.59

As the above table indicates, our net income increased in the three and six months ended June 30, 2021, as compared to the corresponding periods in 2020. In the three months ended June 30, 2021, we recorded net income after taxes of $5.9 million, an increase of $3.2 million (or 114.4%) as compared to the same period in 2020. The primary reasons for the increase were the $2.3 million increase in non-interest income, a $2.0 million reversal in provision for loan losses, partially offset by the $168 thousand decrease in net interest income, and an increase of $403 thousand in non-interest expense. The increase in non-interest income is largely due to the $1.3 million increase in merchant and cardholder net income, and the $579 thousand increase in income from the Company’s investment in ASC Trust LLC. The reversal in the provision for loan losses in June 2021 was due to declining risk in the loan portfolio, resulting from the decreases in the delinquency ratio, and net charge-offs, and a declining consumer loan portfolio.

In the six months ended June 30, 2021, we recorded $9.2 million in net income, an increase of $3.2 million (or 53.4%) from $6.0 million during the same period in 2020. The primary reasons for the increase were an increase of $2.4 million in non-interest income, a $1.7 million reduction in the provision for loan losses, and a reduction of $956 thousand in non-interest expense, partially offset by a reduction in net-interest income by $1.4 million. The increase in non-interest income is primarily due to the $1.5 million increase in merchant and cardholder net income, and the $748 thousand increase in income from the Company’s investment in ASC Trust LLC. The reduction in the provision for loan losses is primarily due to the $2.0 million reversal in June 2021.

The following table shows the decrease in our net interest margin in the three and six months ended June 30, 2021, and it also indicates the impact that the increase in our net income had on our annualized returns on average assets and average equity. Our return on average equity increased by 8.07% and 3.93%, respectively, during the three and six months ended June 30, 2021, as compared to the corresponding period in 2020, and our return on average assets increased by 33 basis points and 13 basis points during the same comparative periods, primarily due to the increase in net income, partially offset by the increase in average assets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net interest margin	2.86%	3.77%	3.15%	4.12%
Return on average assets	0.82%	0.49%	0.69%	0.56%
Return on average equity	14.45%	6.39%	10.98%	7.05%

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

The following table sets forth our interest income, interest expense and net interest income, and our annualized net interest margin for the three and six months ended June 30, 2021, and 2020, respectively:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Interest income	20,193	$20,653	-2.23%	$40,706	$42,751	-4.78%
Interest expense	358	650	-44.92%	710	1,382	-48.63%
Net interest income	19,835	$20,003	-0.84%	$39,996	$41,369	-3.32%

Net interest margin	2.86%	3.77%	-0.91%	3.15%	4.12%	-0.98%

Net interest income decreased by 0.84% and 3.32%, respectively for the three and six months ended June 30, 2021, as compared to the corresponding periods in 2020.

For the three and six months ended June 30, 2021, net interest income decreased by $168 thousand and $1.4 million, resepectively, as compared to the same period in 2020. Total interest income decreased by $460 thousand due to decreases of $1.7 million in earnings on loans, partially offset by $1.1 million in interest income from investment securities during the three months ended June 30, 2021, compared to the previous year. The decrease is primarily due to the 150 basis points (1.50%) cut in March 2020. The reduction in our net interest margin was the result of a decrease of 0.98% in the yield on our average earning assets in the three months ended June 30, 2021, as compared to the corresponding period of 2020, the effect of which was partially offset by an increase in our average earning assets of 30.5% compared to the same comparative period. Total interest income decreased by $2.0 million in the six months ended June 30, 2021, compared to the previous year because of the reduction of $3.2 million in loan interest earnings, partially offset by $1.4 million in earnings on investment securities compared to the corresponding period of 2020.

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

Average Balances

Distribution, Rate and Yield

The following table sets forth information regarding our average balance sheet, annualized yields on interest-earning assets and interest rates on interest-bearing liabilities, the interest rate spread and the interest rate margin for the three and six months ended June 30, 2021, and 2020:

	Three Months Ended June 30,
	2021			2020
	Average Balance	Interest Earned/Paid	Average Yield/Rate	Average Balance	Interest Earned/Paid	Average Yield/Rate
Interest earning assets:
Short term investments[1]	$733,908	$148	0.08%	$329,301	$66	0.08%
Investment Securities²	627,809	2,400	1.53%	419,259	1,260	1.20%
Loans³	1,407,787	17,645	5.01%	1,374,079	19,327	5.63%
Total earning assets	2,769,504	20,193	2.92%	2,122,639	20,653	3.89%
Noninterest earning assets	121,873			126,741
Total assets	$2,891,377			$2,249,380
Interest-bearing liabilities:
Interest-bearing checking accounts	$346,348	$26	0.03%	$291,953	$76	0.10%
Savings accounts	1,140,536	86	0.03%	1,009,511	315	0.12%
Certificates of deposit	28,653	8	0.11%	25,025	21	0.34%
Subordinated debt	21,667	238	4.39%	14,762	238	6.45%
Total interest-bearing liabilities	1,537,204	358	0.09%	1,341,251	650	0.19%
Non-interest bearing liabilities	1,190,614			735,413
Total liabilities	2,727,818			2,076,664
Stockholders’ equity	163,559			172,716
Total liabilities and stockholders’ equity	$2,891,377			$2,249,380

Net interest income		$19,835			$20,003

Interest rate spread			2.82%			3.70%
Net interest margin			2.86%			3.77%

	Six Months Ended June 30,
	2021			2020
	Average Balance	Interest Earned/Paid	Average Yield/Rate	Average Balance	Interest Earned/Paid	Average Yield/Rate
Interest earning assets:
Short term investments[1]	$533,633	$215	0.08%	$238,846	$423	0.35%
Investment securities²	592,848	4,599	1.55%	425,217	3,234	1.52%
Loans³	1,416,142	35,892	5.07%	1,341,941	39,094	5.83%
Total earning assets	2,542,623	40,706	3.20%	2,006,004	42,751	4.26%
Noninterest earning assets	127,742			121,207
Total assets	$2,670,365			$2,127,211
Interest-bearing liabilities:
Interest-bearing checking accounts	$334,843	$50	0.03%	$289,424	$162	0.11%
Savings accounts	1,110,466	164	0.03%	945,108	703	0.15%
Certificates of deposit	28,757	20	0.14%	25,831	38	0.29%
Subordinated debt	18,333	476	5.19%	14,758	479	6.49%
Total interest-bearing liabilities	1,492,399	710	0.10%	1,275,121	1,382	0.22%
Non-interest bearing liabilities	1,010,358			681,927
Total liabilities	2,502,757			1,957,048
Stockholders’ equity	167,608			170,163
Total liabilities and stockholders’ equity	$2,670,365			$2,127,211

Net interest income		$39,996			$41,369

Interest rate spread			3.11%			4.05%
Net interest margin			3.15%			4.12%

[1]	Short term investments consist of interest-bearing deposits that we maintain with other financial institutions.
[2]	Includes all investment securities in the Available-for-Sale and the Held-to-Maturity classifications. The Bank did not own any tax exempt securities during 2021 and 2020.

[3]

Loans include the average balance of non-accrual loans. Loan interest income includes loan fees of $1.0 million and $2.2 million in the three and six months ended June 30, 2021, respectively, and $775 thousand and $1.4 million in the three and six months ended June 30, 2020, respectively.

For the three and six months ended June 30, 2021, our total average earning assets increased by $646.9 million and $536.6 million, respectively, as compared to the same period in 2020. The increase during the three months ended June 30, 2021, compared to the same period in 2020, is attributed to the $404.6 million increase in our average short term investments, a $208.6 million increase in our average investment securities, and a $33.7 million increase in our average loan portfolio. Average noninterest earning assets decreased by $4.9 million. In the three and six months ended June 30, 2021, average total interest-bearing liabilities increased by $196.0 million and $217.3 million, respectively, in comparison to the same period in 2020. In the three months ended June 30, 2021, the increase was comprised of the $131.0 million increase in average savings accounts, a $54.4 million increase in average interest-bearing checking accounts, a $6.9 million increase in subordinated debt, and a $3.6 million increase in average certificate of deposit accounts. The overall increase in average interest-bearing liabilities resulted from an increase in our deposit base, primarily in consumer savings, and government checking and savings accounts as result of the funds received by depositors from the CARES Act. This was supplemented by an increase of $455.2 million in average non-interest bearing liabilities during the three months ended June 30, 2021, compared to the same period in 2020, primarily in traditional checking accounts, moderated an overall increase of $545.7 million in average total liabilities. During the three and six months ended June 30, 2021, average stockholders’ equity decreased by $9.2 million (5.3%) and $2.6 million (1.5%), respectively, in comparison to the year-earlier period.

Our interest rate spread decreased by 94 basis points (0.94%), and our net interest margin decreased by 98 basis points (0.98%) in the six months ended June 30, 2021, as compared to the same period in 2020. During the six months ended June 30, 2021, the decrease in our interest rate spread is attributed to the 106 basis points (1.06%) decrease in the average yield on our interest earning assets, from 4.26% to 3.20%, partially offset by the decrease in the average rate on our interest-bearing liabilities by 12 basis points from 0.22% to 0.10%. The decrease in our interest income is primarily due to the 150 basis point (1.50%) rate cut in March 2020 by the Federal Open Market Committee. This impacted our loan portolio, investment securities, and short term deposits in other banks, including the Federal Reserve Bank of San Francisco.

The following table provides information regarding the changes in interest income and interest expense, attributable to changes in rates and changes in volumes, that contributed to the total change in net interest income for the three and six months ended June 30, 2021, in comparison to the three and six months ended June 30, 2020:

	Three Months Ended June 30, 2021 vs. 2020
	(In thousands)
	Net Change in	Attributable to:
	Interest Income/Expense	Change in Rate	Change in Volume
Interest income:
Short term investments	$82	$2	$80
Investment securities	1,140	1,371	(231)
Loans	(1,682)	(8,418)	6,736
Total interest income	(460)	(7,045)	6,585

Interest expense:
Interest-bearing checking accounts	(50)	(216)	166
Savings accounts	(229)	(956)	727
Certificates of deposit	(13)	(56)	43
Other borrowings	-	(303)	303
Total interest expense	(292)	(1,531)	1,239

Net interest income	$(168)	$(5,514)	$5,346

	Six Months Ended June 30, 2021 vs. 2020
	(In thousands)
	Net Change in	Attributable to:
	Interest Income/Expense	Change in Rate	Change in Volume
Interest income:
Short term investments	$(208)	$(654)	$446
Investment securities	1,365	129	1,236
Loans	(3,202)	(10,165)	6,963
Total interest income	(2,045)	(10,690)	8,645

Interest expense:
Interest-bearing checking accounts	(112)	(238)	126
Savings accounts	(539)	(1,127)	588
Certificates of deposit	(18)	(40)	22
Other borrowings	(3)	(192)	189
Total interest expense	(672)	(1,597)	925

Net interest income	$(1,373)	$(9,093)	$7,720

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

If management determines that it is necessary to increase the allowance for loan losses, a provision for loan losses is recorded. For the three months ended June 30, 2021, the Bank’s provision for loan losses was $475 thousand, which was $1.9 million lower than the corresponding period of 2020. For the six months ended June 30, 2021, the Bank’s provision for loan losses was $2.9 million, which was $1.7 million lower than during the corresponding period of 2020. The primary reason for the decrease in the provision for loan losses in both periods was due to the $2.0 million reversal in June 30, 2021 due to declining risk in the loan portfolio resulting from the decreases in the delinquency ratio, and net charge-offs, and a declining consumer loan portfolio. In the three and six months ended June 30, 2021, management adjusted the economic risk factors to incorporate the current economic conditions, which includes fluctuations in tourism and unemployment due to the COVID-19 pandemic.

Management believes that the provision recorded was sufficient to offset the incremental risk of loss inherent in the gross loan portfolio of $1.40 billion at June 30, 2021, a decrease of $34.0 million from December 31, 2020. The allowance for loan losses at June 30, 2021, was at $36.0 million or 2.58% of total gross loans outstanding as of the balance sheet date, an increase of $1.3 million from December 31, 2020. We recorded net loan charge-offs of $665 thousand and $1.7 million for the three and six months ended June 30, 2021. See “Analysis of Allowance for Loan Losses” in the Financial Condition Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for more detailed information.

Non-Interest Income

The table below represents the major components of non-interest income and the changes therein for the three and six months ended June 30, 2021, and 2020:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021 Amount	2020 Amount	Amount Change	Percent Change	2021 Amount	2020 Amount	Amount Change	Percent Change
Non-interest income
Service charges and fees	$1,836	$1,563	$273	17.5%	$3,506	$3,302	$204	6.2%
Gain on sale of investment securities	-	-	-	0.0%	272	-	272	100.0%
Income from merchant services, net	758	331	427	129.0%	1,406	874	532	60.9%
Income from cardholders, net	991	143	848	593.0%	1,245	300	945	315.0%
Trustee fees	149	445	(296)	-66.5%	301	1,079	(778)	-72.1%
Other income	1,741	739	1,002	135.6%	2,955	1,737	1,218	70.1%
Total non-interest income	$5,475	$3,221	$2,254	70.0%	$9,685	$7,292	$2,393	32.8%

For the three months ended June 30, 2021, non-interest income totaled $5.5 million, which represented an increase of $2.3 million (70.0%) as compared to the three months ended June 30, 2020. The increase during the three months ended June 30, 2021, is primarily attributed to the increases in income of $848 thousand from net income from mechant services, $1.0 million from other income, of which $579 thousand is from income from ASC, $427 thousand from net income from mechant services, and $273 thousand from service charges and fees, partially offset by $296 thousand from trustee fees.

For the six months ended June 30, 2021, non-interest income totaled $9.7 million, which was an increase of $2.4 million (32.8%) as compared to the six months ended June 30, 2020. The increase during the six months ended June 30, 2021, is primarily attributed the $1.2 million from other income, of which $748 thousand is from income from ASC Trust LLC, and increases of $945 thousand in net income from cardholders, $532 thousand in net income from merchant services, $272 thosuand from gain on sale of investment securities, and $204 thousand in service charges and fees, partially offset by $778 thousand from trustee fees.

Non-interest Expense

The table below represents the major components of non-interest expense and the changes for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021 Amount	2020 Amount	Amount Change	Percent Change	2021 Amount	2020 Amount	Amount Change	Percent Change
Non-interest expense:
Salaries and employee benefits	$8,004	$7,937	$67	0.8%	$16,700	$17,461	$(761)	-4.4%
Occupancy	2,132	2,126	6	0.3%	4,261	4,282	(21)	-0.5%
Equipment and depreciation	3,083	2,982	101	3.4%	6,024	5,954	70	1.2%
Insurance	515	474	41	8.6%	1,005	947	58	6.1%
Telecommunications	389	372	17	4.6%	756	714	42	5.9%
FDIC insurance assessment	516	324	192	59.3%	860	603	257	42.6%
Professional services	627	541	86	15.9%	1,192	1,119	73	6.5%
Contract services	719	521	198	38.0%	1,340	1,037	303	29.2%
Other real estate owned	13	(14)	27	-192.9%	27	14	13	92.9%
Stationery and supplies	(48)	(2)	(46)	2300.0%	73	198	(125)	-63.1%
Training and education	40	21	19	90.5%	84	206	(122)	-59.2%
General, administrative and other	1,399	1,704	(305)	-17.9%	2,939	3,682	(743)	-20.2%
Total non-interest expense	$17,389	$16,986	$403	2.4%	$35,261	$36,217	$(956)	-2.6%

For the three months ended June 30, 2021, non-interest expense totaled $17.4 million, which was an increase of $403 thousand (2.4%) as compared to the same period in 2020. The increase is attributed to the increases of $198 thousand increase in contract services, $192 thousand in the FDIC insurance assessment, $101 thousand in equipment and depreciation, $86 thousand in professional services, and $67 thousand in salaries and employee benefits, partially offset by a decrease of $305 thousand in general, administrative, and other expenses, primarily due to the decrease of $302 thousand in advertisng expenses as compared to the corresponding period.

For the six months ended June 30, 2021, non-interest expense totaled $35.3 million, which represented a decrease of $956 thousand (2.6%) as compared to the same period in 2020. The decreases are primarily attributed to the $761 thousand decrease in salaries and emoloyee benefits, $743 thousand decrease in general, administrative, and other expense, the $125 thousand decrease in stationery and supplies, and the $122 thousand decrease in training and education. The decrease in salaries and employee benefits is largely due to the cost recovery from the origination costs from processing the PPP loan originations in accordance with ASC 310-20, “Nonrefundable fees and Other Costs”, while the decrease in general, administrative and other expense is primarily due to reduction in advertising expenses. These expenses were offset by an increase of $303 thousand in contract services, and $257 thousand in the FDIC insurance assessment. The decrease in general, administrative and other expenses are primarily due to reduction of $442 thousand in advertising expense, $221 thousand in public relations expense, and $111 thousand in postage and mail expenses.

The Bank has some discretionary capital expenditures that have been temporarily delayed as result of COVID-19. Some of these planned expenditures may be reassessed due to our customers converting to electronic banking channels.

Income Tax Expense

For the three and six months ended June 30, 2021, the Bank recorded income tax expenses of $1.5 million and $2.3 million, respectively. The expense for the three and six months ended June 30, 2021, was $455 thousand and $430 thousand higher, respectively, than the income tax expense recorded for the corresponding periods in 2020.

Financial Condition

Assets

As of June 30, 2021, total assets were $2.93 billion, an increase of 24.6% from the $2.35 billion at December 31, 2020. This $577.5 million increase was comprised largely of the $506.7 million increase in interest bearing deposits in banks, a $103.9 million increase in our net investment securities portfolio, and a $2.9 million in other assets, partially offset by the reduction of $35.1 million in net loans. The decrease in net loans and the increase in total assets resulted in the proportion of net loans to total assets decreasing from 59.2% at December 31, 2020, to 46.3% at June 30, 2021. The growth in assets was associated with the $563.7 million increase in total deposits as a result of the various funds received by depositors from the CARES Act, a $20.0 million increase in subordinated debt, a $2.4 million increase in other liabilities, and a $7.0 million increase in retained earnings, partially offset by the $15.7 million decrease in accumulated other comprehensive loss, which is due to the increase in market rates.

Interest-Earning Assets

The following table sets forth the composition of our interest-earning assets at June 30, 2021, as compared to December 31, 2020:

	June 30, 2021	December 31, 2020	Variance
Interest-earning deposits with financial institutions (including restricted cash)	$751,571	$244,903	$506,668
Federal Home Loan Bank stock, at cost	2,814	2,335	479
Investment securities available-for-sale	507,063	510,111	(3,048)
Investment securities held-to-maturity	153,496	46,584	106,912
Loans, gross	1,397,674	1,431,686	(34,012)
Total interest-earning assets	$2,812,618	$2,235,619	$576,999

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

A summary of the balances of loans at June 30, 2021, and December 31, 2020, follows:

	June 30, 2021		December 31, 2020
	Amount	Percent	Amount	Percent
Commercial
Commercial & industrial	$341,060	24.4%	$366,942	25.6%
Commercial mortgage	713,593	51.1%	685,138	47.9%
Commercial construction	33,605	2.4%	51,785	3.6%
Commercial agriculture	611	0.0%	629	0.0%
Total commercial	1,088,869	77.9%	1,104,494	77.1%
Consumer
Residential mortgage	130,160	9.3%	127,371	8.9%
Home equity	2,040	0.1%	2,076	0.1%
Automobile	19,429	1.4%	19,923	1.4%
Other consumer loans[1]	157,176	11.2%	177,822	12.5%
Total consumer	308,805	22.1%	327,192	22.9%
Gross loans	1,397,674	100.0%	1,431,686	100.0%
Deferred loan (fees) costs, net	(3,992)		(4,159)
Allowance for loan losses	(36,093)		(34,805)
Loans, net	$1,357,589		$1,392,722

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

At June 30, 2021, total gross loans decreased by $34.0 million, to $1.398 billion, from $1.432 billion at December 31, 2020. The decrease in loans was largely attributed to a $18.4 million decrease in total consumer loans, to $308.8 million at June 30, 2021, from $327.2 million at December 31, 2020. The underlying decreases were comprised of other consumer loans by $20.6 million, and automobile by $494 thousand, partially offset by $2.8 million in residential mortgage. In addition, commercial loans decreased by $15.6 million to $1.09 billion at June 30, 2021, from $1.10 billion at December 31, 2020. The underlying decrease was primarily due to the decreases of $25.9 million in commercial & industrial loans, and $18.2 million in commercial construction, partially offset by the increase of $28.5 million in commercial mortgage loans.

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

With the passage of the Paycheck Protection Program, administered by the Small Business Administration, the Bank actively participated in assisting its customers with applications for resources through the program. PPP loans have either a two-year or five-year term and earn interest at 1%. The Bank believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. In 2020, the Bank approved and funded over $93.4 million in PPP loans. At June 30, 2021, the outstanding principal balance of PPP loans was at $73.6 million. As of August 6, 2021, a total of $83.9 million in PPP loans have been forgiven, of which $76.2 million were forgiven in 2021 and $7.7 million in 2020. On January 13, 2021, the SBA re-opened the PPP program and began accepting applications for PPP loans until the program ended on May 31, 2021. As of August 6, 2021, the Bank has approved and funded over $56.6 million in additional PPP loans in 2021. It is the Bank’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Bank could be required to establish an additional allowance for loan loss through additional credit loss expense charged to earnings.

At June 30, 2021, loans outstanding were comprised of approximately 67.75% in variable rate loans and 32.25% in fixed rate loans.

Since it first opened in 1972, the Bank has expanded its operations and its branch network, first in Guam, then in the other islands of our region and in San Francisco, California. In the interests of enhancing performance and stability through market and industry diversification, the Bank has increased its focus on growth in the San Francisco area in recent years, adding personnel with experience and expertise in the Bay Area. The following table provides figures for gross loans in the Bank’s administrative regions for June 30, 2021, and December 31, 2020:

	June 30, 2021	December 31, 2020
Guam	$743,383	$775,687
Commonwealth of the Northern Mariana Islands	$139,280	$145,150
The Freely Associated States of Micronesia *	$86,976	$92,901
California	$428,035	$417,948
Total	$1,397,674	$1,431,686

*	The Freely Associated States (FAS) are comprised of the Federated States of Micronesia (Chuuk, Kosrae, Pohnpei and Yap), the Republic of the Marshall Islands and the Republic of Palau.

As the table indicates, the Bank’s total gross loans decreased by 2.38% during the six months ended June 30, 2021. By way of comparison, loans in Guam decreased by $32.3 million, or 4.2%, during the six months ended June 30, 2021. Loans in the Commonwealth of the Northern Mariana Islands decreased by $5.9 million, or 4.0%, and the Freely Associated States of Micronesia decreased by $5.9 million, or 6.4%, during the same period. In the California region loans increased by $10.1 million, or 2.4%, during the six months ended June 30, 2021, as the California region provided continued support for the expansion of the Bank.

Interest-Earning Deposits and Investment Securities

In the current lending and interest rate environment, and in order to maintain sufficient liquidity in the ordinary course of business, and to account for disbursement of the funds received from the CARES Act, the Bank held $751.4 million in unrestricted interest-earning deposits with financial institutions at June 30, 2021, an increase of $506.7 million, or 207.0%, from the $244.8 million in such deposits at December 31, 2020. This significant increase is the result of the various funds received by depositors from the CARES Act, which were held in cash balances with the Federal Reserve Bank at the end of the reporting period. From December 31, 2020, to June 30, 2021, the Bank’s combined investment portfolio increased by $103.9 million, or 18.7%, from $556.7 million to $660.6 million. The growth in the investment portfolio was comprised of a $106.9 million increase in our holdings of held-to-maturity securities, which increased by 229.5%, from $46.6 million to $153.5 million, partially offset by a $3.0 million decrease in available-for-sale securities securities, which decreased by 0.6%, from $510.1 million to $507.1 million. The increase in the held-to-maturity portfolio was a result of a classification transfer totaling $130.5 million on April 30, 2021 from the available-for-sale portfolio. This transfer was done to mitigate the risk to the quarterly market valuation on the available-for-sale portfolio when rates rise. Management believes that the Bank maintains an adequate level of liquidity.

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

The following table contains information regarding our nonperforming assets as well as restructured loans as of June 30, 2021, and December 31, 2020:

	June 30, 2021	December 31, 2020
Non-accrual loans:
Commercial & industrial	$7,645	$8,750
Commercial mortgage	37,998	6,618
Residential mortgage	1,978	2,575
Other consumer [1]	182	196
Total non-accrual loans	47,803	18,139

Loans past due 90 days and still accruing:
Commercial & industrial	125	387
Commercial mortgage	564	471
Residential mortgage	140	129
Automobile	-	43
Other consumer[1]	931	1,097
Total loans past due 90 days and still accruing	1,760	2,127
Total nonperforming loans	49,563	20,266

Other real estate owned (OREO):
Commercial real estate	-	-
Residential real estate	-	-
Total other real estate owned	-	-
Total nonperforming assets	$49,563	$20,266

Restructured loans:
Accruing loans	$13,897	$15,937
Non-accruing loans (included in nonaccrual loans above)	35,079	4,718
Total restructured loans	$48,976	$20,655

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

The above table indicates that nonperforming loans increased by $29.3 million during the six months ended June 30, 2021, which resulted from the increase in total non-accrual loans by $29.7 million, from $18.1 million to $47.8 million. The increases in total non-accrual loans were due to the increases of $31.4 million in commercial mortgage, partially offset by decreases of $1.1 million in commercial & industrial loans, and $597 thousand in residential mortgage loans. In addition, total loans past due 90 days and still accruing decreased by $367 thousand from $2.1 million to $1.8 million. The decreases were $262 thousand in commercial & industrial loans, and $166 thousand in other consumer loans. These were partially offset by the increase of $93 thousand in commercial mortgage loans.

At June 30, 2021, the Bank’s largest nonperforming loans are four commercial mortgage loans totaling $34.4 million from four relationships of $28.9 million, $3.2 million $1.3 million and $1.0 million, respectively, and one commercial & industrial loan relationship totaling $7.6 million. These loans were placed on non-accrual due to deficiencies in the underlying cash flow to service the monthly loan payments and meet operating expenses. At this time, management believes that the collateral and the allocated allowance for loan losses is adequate to cover these loans; however, should property values deteriorate, additional write-downs or additional provisions may be necessary.

Analysis of Allowance for Loan Losses

The allowance for loan losses was $36.1 million, or 2.58% of outstanding gross loans, as of June 30, 2021, as compared to $34.8 million, or 2.43% of outstanding gross loans, at December 31, 2020.

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

The following table summarizes the changes in our allowance for loan losses:

	Commercial	Residential Mortgages	Consumer	Total
	(Dollars in thousands)
Six Months Ended June 30, 2021
Allowance for loan losses:
Balance at beginning of period	$21,213	$1,990	$11,602	$34,805
Charge-offs	(77)	(4)	(2,675)	(2,756)
Recoveries	156	-	938	1,094
Provision	2,134	367	449	2,950
Balance at end of period	$23,426	$2,353	$10,314	$36,093

Allowance balance at end of period related to:
Loans individually evaluated for impairment	$3,503	$-	$1,041	$4,544
Loans collectively evaluated for impairment	19,923	2,353	9,273	31,549
Ending balance	$23,426	$2,353	$10,314	$36,093

Loan balances at end of period:
Loans individually evaluated for impairment	$61,338	$2,141	$1,162	$64,641
Loans collectively evaluated for impairment	1,027,531	130,059	175,443	1,333,033
Ending balance	$1,088,869	$132,200	$176,605	$1,397,674

Six Months Ended June 30, 2020
Allowance for loan losses:
Balance at beginning of period	$18,360	$1,490	$8,020	$27,870
Charge-offs	(484)	-	(2,045)	(2,529)
Recoveries	166	-	770	936
Provision	2,259	381	1,967	4,607
Ending balance	$20,301	$1,871	$8,712	$30,884

Allowance balance at end of period related to:
Loans individually evaluated for impairment	$4,391	$2	$901	$5,294
Loans collectively evaluated for impairment	15,910	1,869	7,811	25,590
Ending balance	$20,301	$1,871	$8,712	$30,884

Loan balances at end of period:
Loans individually evaluated for impairment	$32,867	$4,183	$984	$38,034
Loans collectively evaluated for impairment	1,016,962	122,250	218,411	1,357,623
Ending balance	$1,049,829	$126,433	$219,395	$1,395,657

Year Ended December 31, 2020
Allowance for loan losses:
Balance at beginning of year	$18,360	$1,490	$8,020	$27,870
Charge-offs	(1,069)	-	(4,559)	(5,628)
Recoveries	399	-	1,806	2,205
Provision	3,523	500	6,335	10,358
Ending balance	$21,213	$1,990	$11,602	$34,805

Allowance balance at end of year related to:
Loans individually evaluated for impairment	$3,500	$4	$1,264	$4,768
Loans collectively evaluated for impairment	17,713	1,986	10,338	30,037
Ending balance	$21,213	$1,990	$11,602	$34,805

Loan balances at end of year:
Loans individually evaluated for impairment	$36,031	$2,730	$1,343	$40,104
Loans collectively evaluated for impairment	1,068,463	126,717	196,402	1,391,582
Ending balance	$1,104,494	$129,447	$197,745	$1,431,686

Management evaluates all impaired loans not less frequently than quarterly in conjunction with our calculation and determination of the adequacy of the allowance for loan losses.

The Bank has one significant borrowing relationship in bankruptcy totaling $7.6 million at June 30, 2021. The Bank has calculated a specific reserve within the allowance for this borrowing relationship in bankruptcy in the amount of $3.5 million, and believes it has sufficient collateral for the reamaining amount. As a result, the Bank’s management believes at June 30, 2021, there is sufficient coverage to protect the Bank’s exposure to this relationship.

Total Cash and Cash Equivalents

Total cash and cash equivalents were $793.4 million and $287.6 million at June 30, 2021, and December 31, 2020, respectively. This significant increase is the result of the various funds received from the CARES Act, largely from the Amercian Rescue Plan Act totaling $356.9 million, which were held in cash balances with the Federal Reserve Bank at the end of the reporting period. This balance, which is comprised of cash and due from bank balances and interest-bearing deposits that we maintain at other financial institutions (including the Federal Reserve Bank of San Francisco, but excepting restricted cash), will vary depending on daily cash settlement activities, the amount of highly liquid assets needed based on known events such as the repayment of borrowings and scheduled withdrawals, and actual cash on hand in the Bank’s branches.

The following table sets forth the composition of our cash and cash equivalent balances at June 30, 2021, and December 31, 2020:

	June 30, 2021	December 31, 2020	Variance
Cash and due from banks	$41,947	$42,875	$(928)
Interest-bearing deposits with financial institutions	751,421	244,753	506,668
Total cash and cash equivalents	$793,368	$287,628	$505,740

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

At June 30, 2021, the carrying value of the investment securities portfolio (excluding ASC Trust LLC stock and Federal Home Loan Bank stock) totaled $660.6 million, which represents a $103.9 million increase from the portfolio balance of $556.7 million at December 31, 2020. The table below sets forth the amortized cost and fair value of our investment securities portfolio, with gross unrealized gains and losses, at June 30, 2021, and December 31, 2020:

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$254,887	$-	$(8,002)	$246,885
U.S. government agency pool securities	24,236	6	(114)	24,128
U.S. government agency or GSE residential mortgage-backed securities	232,969	3,292	(211)	236,050
Total	$512,092	$3,298	$(8,327)	$507,063
Securities Held-to-Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$143,056	$433	$(489)	$143,000
U.S. government agency pool securities	3,908	13	(34)	3,887
U.S. government agency or GSE residential mortgage-backed securities	6,532	165	(21)	6,676
Total	$153,496	$611	$(544)	$153,563

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$300,440	$54	$(2,348)	$298,146
U.S. government agency pool securities	28,783	29	(206)	28,606
U.S. government agency or GSE residential mortgage-backed securities	176,912	6,447	-	183,359
Total	$506,135	$6,530	$(2,554)	$510,111
Securities Held-to-Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$33,221	$93	$(15)	$33,299
U.S. government agency pool securities	4,515	15	(36)	4,494
U.S. government agency or GSE residential mortgage-backed securities	8,848	280	(10)	9,118
Total	$46,584	$388	$(61)	$46,911

At June 30, 2021, and December 31, 2020, investment securities with a carrying value of $542.8 million and $360.6 million, respectively, were pledged to secure various government deposits and other public requirements.

The amortized cost and fair value of investment securities by contractual maturity at June 30, 2021, and December 31, 2020, follows:

	June 30, 2021
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$7	$7	$-	$-
Due after one but within five years	4,447	4,439	1,942	1,970
Due after five but within ten years	179,573	177,008	24,645	24,313
Due after ten years	328,065	325,609	126,909	127,280
Total	$512,092	$507,063	$153,496	$153,563

	December 31, 2020
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$5,115	$5,121	$11,990	$12,070
Due after one but within five years	13,255	13,432	2,325	2,358
Due after five but within ten years	129,708	131,340	26,214	26,348
Due after ten years	358,057	360,218	6,055	6,135
Total	$506,135	$510,111	$46,584	$46,911

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at June 30, 2021, and December 31, 2020:

	June 30, 2021
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value
Securities Available for Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(8,002)	$246,885	$-	$-	$(8,002)	$246,885
U.S. government agency pool securities	(2)	625	(112)	21,720	(114)	22,345
U.S. government agency or GSE residential mortgage-backed securities	(211)	84,674	-	-	(211)	84,674
Total	$(8,215)	$332,184	$(112)	$21,720	$(8,327)	$353,904

Securities Held to Maturity
US government agency and sponsored Agencies (GSE) debt securities	$(489)	$54,021	$-	$-	$(489)	$54,021
U.S. government agency pool securities	-	-	(34)	2,460	(34)	2,460
U.S. government agency or GSE residential mortgage-backed securities	(12)	1,411	(9)	459	(21)	1,870
Total	$(501)	$55,432	$(43)	$2,919	$(544)	$58,351

	December 31, 2020
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value
Securities Available for Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(2,348)	$243,089	$-	$-	$(2,348)	$243,089
U.S. government agency pool securities	(22)	3,735	(184)	22,672	(206)	26,407
Total	$(2,370)	$246,824	$(184)	$22,672	$(2,554)	$269,496

Securities Held to Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(15)	$14,985	$-	$-	$(15)	$14,985
U.S. government agency pool securities	-	-	(36)	2,923	(36)	2,923
U.S. government agency or GSE residential mortgage-backed securities	(10)	506	-	-	(10)	506
Total	$(25)	$15,491	$(36)	$2,923	$(61)	$18,414

The Company does not believe that any of the investment securities that were in an unrealized loss position as of June 30, 2021, which included a total of 104 securities, were other-than-temporarily impaired. Specifically, the 104 securities were comprised of 34 Small Business Administration Pool securities, 1 mortgage-backed security issued by Government National Mortgage Association, 23 agency securities issued by Federal Home Loan Bank (FHLB), 20 agency securities issued by Federal Home Loan Mortgage Corporation (FHLMC), 10 mortgaged-backed securities and 1 agency security issued by Federal National Mortgage Association (FNMA), and 15 agency securities issued by Federal Farm Credit Banks (FFCB).

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

Deposits

At June 30, 2021, total deposit liabilities increased by $563.7 million from the approximately $2.1 billion at December 31, 2020. Interest-bearing deposits increased by $120.5 million, to $1.47 billion at June 30, 2021, compared to $1.35 billion at December 31, 2020, and non-interest bearing deposits increased by $443.2 million, to $1.21 billion at June 30, 2021, from $770.0 million at December 31, 2020. The 26.6% increase in total deposits was primarily due to the receipt of funds from various COVID-19 federal relief programs of which $356.9 million is from ARP.

The following table sets forth the composition of our interest-bearing deposit portfolio with the balances and average interest rates at June 30, 2021, and December 31, 2020, respectively:

	June 30, 2021		December 31, 2020
	Balance	Average rate	Balance	Average rate
Interest-bearing checking accounts	$321,935	0.03%	$322,933	0.12%
Savings accounts	797,293	0.03%	754,042	0.18%
Certificates of deposit	350,090	0.11%	271,832	0.36%
Total interest-bearing deposits	$1,469,318	0.03%	$1,348,807	0.17%

As mentioned earlier, the Bank has expanded its operations and its branch network since it first opened in 1972, first in Guam, then in the other islands of our region and in San Francisco, California. As time has passed, the Bank has gathered market share in each of the islands. In recent years, in order to diversify its geographic market, the Bank has increased its focus on growth in the California region. The following table provides figures for deposits in the Bank’s administrative regions at June 30, 2021, and December 31, 2020:

	June 30, 2021	December 31, 2020
Guam	$1,317,230	$1,197,656
Commonwealth of the Northern Mariana Islands	796,465	363,875
The Freely Associated States of Micronesia *	520,736	509,817
California	48,151	47,496
Total	$2,682,582	$2,118,844

*	The Freely Associated States (FAS) are comprised of the Federated States of Micronesia (Chuuk, Kosrae, Pohnpei and Yap), the Republic of the Marshall Islands and the Republic of Palau.

During the six months ended June 30, 2021, the Bank’s deposits increased by $563.7 million (26.6%) to $2.68 billion compared to December 31, 2020.  During this period the increase in our deposits were in our Guam branches by $119.6 million, CNMI branches by $432.6 million, FAS branches by $10.9 million, and our California region by $655 thousand. The significant increase in deposits in these regions is primarily from the various COVID-19 federal relief programs.

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

On June 29, 2021, the Company issued $20.0 million of its 4.75% Fixed-to-Floating Rate Subordinated Notes, due July 1, 2031 (the “2031 Notes”). The 2031 Notes are intended to qulalify as Tier 2 capital for regulatory capital purposes for the Company. The 2031 Notes have a ten-year term and initially bear interest at a fixed annual rate of 4.75%. Beginning July 1 2026, the interest rate will reset quarterly to the then-current three-month SOFR plus 413 basis points. On July 6, 2021, with the approval of the Federal Reserve Bank of San Francisco, the Company used $6.2 million of the proceeds from the 2031 Notes to acquire an additional 25% of the stock of ASC Trust LLC at the third and final closing pursuant to the 2016 Stock Purchase Agreement between the Company and David J. John. The Company intends to use the remainder of the proceeds from the 2031 Notes for general corporate purposes.

On June 27, 2019, the Company issued $15.0 million of its 6.35% Fixed-to-Floating Rate Subordinated Notes, due June 30, 2029 (the “2029 Notes”). The 2029 Notes are intended to qualify as Tier 2 capital for regulatory capital purposes for the Company. The 2029 Notes have a ten-year term and initially bear interest at a fixed annual rate of 6.35%. Beginning June 30, 2024, the interest rate will reset quarterly to the then-current three-month LIBOR plus 466 basis points. On July 1, 2019, with the approval of the Federal Reserve Bank of San Francisco, the Company used $4.1 million of the proceeds from the 2029 Notes to acquire an additional 20% of the stock of ASC Trust LLC at the second closing pursuant to the 2016 Stock Purchase Agreement between the Company and David J.

John. On July 5, 2019, $10.0 million of the balance of the proceeds from the 2029 Notes was also used to purchase ten (10) shares of Series B Common Stock from the Bank, with a par value of $1.0 million per share, to support the Bank’s strategic growth.

At June 30, 2021, and at December 31, 2020, the Company had no short-term borrowings.

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

At June 30, 2021, our liquid assets, which include cash and due from banks, interest-earning deposits with financial institutions (excluding restricted cash), and investment securities available-for-sale totaled $1.3 billion, up $502.7 million from $797.7 million at December 31, 2020. This increase is comprised of a $506.7 million increase in interest bearing deposits in banks, partially offset by $3.0 million in investment securities available-for-sale. The increase in interest bearing deposits in banks is primarily due to the receipt of $356.9 million in American Resuce Plan Act funds that have yet to be disbursed.

Management believes we have sufficient cash to meet the demands of the distribution of funds under the CARES Act. However, we will monitor our vault cash on a daily basis, and if the need arises we will acquire additional cash by drawing down our deposits with other financial institutions, including the Federal Bank of San Francisco.

Contractual Obligations

The Bank utilizes facilities, equipment and land under various operating leases with terms, including renewal options, ranging from 1 to 99 years.

The following table provides the maturities of lease liabilities at June 30, 2021:

	Operating Leases (a)	Total
2021	$1,642	$1,642
2022	2,780	2,780
2023	2,532	2,532
2024	2,420	2,420
2025	2,288	2,288
After 2025	35,569	35,569
Total lease payments	47,231	47,231
Less: Interest (b)	21,932	21,932
Present value of lease liabilities (c)	$25,299	$25,299

Note: For leases commencing prior to 2019, minimum lease payments exclude payments to landlords for real estate taxes and common area maintenance.

(a)	Operating lease payments include $21.5 million related to options to extend lease terms that are reasonably certain of being exercised.
(b)	Calculated using the incremental borrowing rate based on the lease term for each lease.
(c)	Includes the current portion of $2.2 million for operating leases.

The Bank leases certain facilities from two separate entities in which two of its directors have separate ownership interests. Lease payments made to these entities during the six months ended June 30, 2021 and 2020,  approximated $205 thousand and $149 thousand, respectively. During the three months ended June 30, 2021 and 2020, lease payments made to these entities approximated $143 thousand and $89 thousand, respectively

Additionally, the Bank leases office space to third parties, with original lease terms ranging from 1 to 3 years with option periods ranging up to 12 years. At June 30, 2021, minimum future rents to be received under non-cancelable operating sublease agreements were $21 thousand, $38 thousand, and $26 thousand for the periods ending December 31, 2021, 2022, and 2023, respectively.

A summary of rental activities for the three and six months ended June 30, 2021, respectively, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Rent expense	$1,015	$997	$2,040	$2,001
Total rent expense	$1,015	$997	$2,040	$2,001

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

A summary of financial instruments with off-balance-sheet risk at June 30, 2021, and December 31, 2020, is as follows:

	June 30, 2021	December 31, 2020
Commitments to extend credit	$174,473	$159,405

Letters of credit:
Standby letters of credit	$55,633	$52,827
Commercial letters of credit	2,264	2,574
Total	$57,897	$55,401

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

The Bank considers its standby and commercial letters of credit to be guarantees. At June 30, 2021, the maximum undiscounted future payments that the Bank could be required to make was $57.9 million. Almost all of these arrangements mature within one year. The Bank generally has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized; however, several that are extended to the Bank’s most creditworthy customers are unsecured. The Bank has recorded $45 thousand in reserve liabilities associated with commitments to extend credit and letters of credit at June 30, 2021.

Mortgage loans serviced for others are not included in the accompanying condensed consolidated statements of financial condition. The unpaid principal balances of mortgage loans serviced for others were $188.3 million and $186.9 million at June 30, 2021, and December 31, 2020, respectively. At June 30, 2021, and December 31, 2020, the Bank recorded mortgage servicing rights of $1.9 million and $1.7 million, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital and Common Equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). As of June 30, 2021, and December 31, 2020, the Bank met all capital adequacy requirements to which it is subject.

As of June 30, 2021, the Bank’s capital ratios each exceeded the Federal Deposit Insurance Corporation’s well capitalized standards under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There have been no conditions or events since the most recent FDIC notification that management believes have changed the Bank’s category.

The Company’s required and actual capital amounts and ratios as of June 30, 2021, and December 31, 2020, were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2021:
Total capital (to Risk Weighted Assets)	$233,763	16.056%	$116,476	8.000%	$145,594	10.000%
Tier 1 capital (to Risk Weighted Assets)	$180,342	12.387%	$87,357	6.000%	$116,476	8.000%
Tier 1 capital (to Average Assets)	$180,342	6.277%	$114,931	4.000%	$143,664	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$170,560	11.715%	$65,518	4.500%	$94,636	6.500%

At December 31, 2020:
Total capital (to Risk Weighted Assets)	$206,381	14.307%	$115,401	8.000%	$144,252	10.000%
Tier 1 capital (to Risk Weighted Assets)	$173,141	12.003%	$86,551	6.000%	$115,401	8.000%
Tier 1 capital (to Average Assets)	$173,141	7.466%	$92,765	4.000%	$115,956	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$163,359	11.325%	$64,913	4.500%	$93,764	6.500%

Since the formation of BankGuam Holding Company in 2011, our assets have grown by 165.6% ($1.8 billion), while our stockholders’ equity has increased by 89.9% (79.8 million, including $72.7 million in retained earnings). The growth in equity has helped to increase our capital ratios, and those ratios remain well above the well capitalized standards.

The Bank continues to receive a large influx of deposits from federal relief programs due to the COVID-19 pandemic, which largely increased its total cash and cash equivalents on its balance sheet resulting in an increase in its average assets in June 30, 2021 by approximately $554.2 million to $2.87 billion from $2.31 billion in December 31, 2020. This growth resulted in an adverse impact on its ratio of Tier 1 capital to average assets. Management believes that the Bank has the capacity to absorb the growth in total assets, and the tools needed to move deposits off its balance through its Trust services to continue to be above the well capitalized standards under the regulatory framework for prompt corrective action.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2021, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s Rules and forms and is accumulated and communicated to management, including our Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Exhibit

4.01	Form of 4.75% Fixed-to-Floating Rate Subordinated Notes due July 1, 2031 (attached as Exhibit A to Form of Subordinated Note Purchase Agreement)

10.01

Form of Subordinated Note Purchase Agreement dated June 29, 2021, by and among BankGuam Holding Company and the Purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 6, 2021

31.01	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, BankGuam Holding Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANKGUAM HOLDING COMPANY

Date: August 12, 2021	By:	/s/ JOAQUIN P.L.G. COOK
Joaquin P.L.G. Cook, President and Chief Executive Officer

Date: August 12, 2021	By:	/s/ FRANCISCO M. ATALIG
Francisco M. Atalig, Senior Vice President and Chief Financial Officer