Form 10-Q
period 2021-09-30
BankGuam Holding Co
filed 2021-11-12
CIK 1527383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 12, 2021, there were 9,731,275 shares outstanding

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Financial Condition

(in Thousands, Except Par Value)

	September 30, 2021	December 31, 2020
ASSETS
Cash and due from banks	$51,082	$42,875
Interest bearing deposits in banks	764,387	244,753
Total cash and cash equivalents	815,469	287,628
Restricted cash	150	150
Investment in unconsolidated subsidiary	-	7,719
Investment securities available-for-sale, at fair value	556,683	510,111
Investment securities held-to-maturity, at amortized cost (Fair Value $180,803 at 9/30/2021 and $46,911 at 12/31/2020)	180,759	46,584
Investment securities trading, at fair value	1,048	-
Federal Home Loan Bank stock, at cost	2,814	2,335
Loans, net of allowance for loan losses ($38,047 at 09/30/2021 and $34,805 at 12/31/2020)	1,329,189	1,392,722
Accrued interest receivable	6,220	8,068
Premises and equipment, net	20,519	19,921
Goodwill	13,014	-
Intangible assets	11,074	-
Other assets	81,447	77,123
Total assets	$3,018,386	$2,352,361
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$1,232,137	$770,037
Interest bearing	1,530,183	1,348,807
Total deposits	2,762,320	2,118,844
Accrued interest payable	53	77
Subordinated debt, net	34,383	14,777
Other liabilities	42,791	41,607
Total liabilities	2,839,547	2,175,305
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock $0.2083 par value; 48,000 shares authorized; 9,763 and 9,734 shares issued and 9,731 and 9,702 shares outstanding at 9/30/2021 and 12/31/2020, respectively	2,031	2,029
Preferred stock $100 par value; 300 shares authorized; 9.8 shares issued and outstanding at 9/30/2021 and 12/31/2020, respectively	980	980
Additional paid-in capital, Common stock	24,834	24,777
Additional paid-in capital, Preferred stock	8,803	8,803
Retained earnings	148,786	137,646
Accumulated other comprehensive (loss) income	(13,653)	3,111
Non-controlling interest	7,348	-
Common stock in treasury, at cost (32 shares)	(290)	(290)
Total stockholders’ equity	178,839	177,056
Total liabilities and stockholders’ equity	$3,018,386	$2,352,361

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Income

(Dollar and Share Amounts in Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest income:
Loans	$18,011	$18,861	$53,903	$57,955
Investment securities	2,591	1,736	7,190	4,970
Deposits with banks	294	82	508	505
Total interest income	20,896	20,679	61,601	63,430
Interest expense:
Savings deposits	112	278	326	1,143
Time deposits	7	19	27	57
Other borrowed funds	481	238	957	717
Total interest expense	600	535	1,310	1,917
Net interest income	20,296	20,144	60,291	61,513
Provision for loan losses	2,475	2,801	5,425	7,408
Net interest income, after provision for loan losses	17,821	17,343	54,866	54,105
Non-interest income:
Service charges and fees	4,336	1,410	7,843	4,712
Gain on sale of investment securities	10	68	281	68
Income from merchant services, net	721	547	2,127	1,422
Cardholders income, net	994	452	2,239	752
Trustee fees	136	326	437	1,405
Other income	4,146	1,035	7,101	2,772
Total non-interest income	10,343	3,838	20,028	11,131
Non-interest expense:
Salaries and employee benefits	10,086	8,914	26,786	26,375
Occupancy	2,268	2,139	6,529	6,421
Equipment and depreciation	3,149	2,855	9,173	8,809
Insurance	486	485	1,491	1,432
Telecommunications	419	357	1,174	1,072
FDIC assessment	709	382	1,569	984
Professional services	784	487	1,976	1,605
Contract services	1,282	412	2,622	1,449
Other real estate owned	(28)	34	(1)	49
Stationery and supplies	129	145	202	343
Training and education	93	60	177	266
General, administrative and other	1,913	1,703	4,852	5,385
Total non-interest expense	21,290	17,973	56,550	54,190
Income before income taxes	6,874	3,208	18,344	11,046
Income tax expense	1,311	694	3,576	2,530
Net income	5,563	2,514	14,768	8,516
Net income attributable to noncontrolling interest	318	-	318	-
Net income available to BankGuam Holding Company	5,245	2,514	14,450	8,516
Preferred stock dividend	(125)	(138)	(396)	(410)
Net income attributable to common stockholders	$5,120	$2,376	$14,054	$8,106
Earnings per common share (EPS):
Basic and diluted EPS	$0.53	$0.25	$1.45	$0.84
Dividends declared per common share	$0.10	$0.10	$0.30	$0.30
Basic and diluted weighted average common shares	9,723	9,689	9,714	9,681

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

(in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$5,563	$2,514	$14,768	$8,516
Other comprehensive income (loss):
Unrealized holding gain (loss) on available-for-sale securities arising during the period, net of tax	(1,139)	(18)	(16,729)	5,491
Reclassification for (gain) realized on available-for- sale securities	-	(68)	(272)	(68)
Amortization of post-transfer unrealized holding loss on held-to-maturity securities during the period, net of tax	124	73	237	220
Total other comprehensive income (loss)	(1,015)	(13)	(16,764)	5,643
Total comprehensive income (loss)	$4,548	$2,501	$(1,996)	$14,159

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(Dollar Amounts in Thousands, Except Number of Shares)

	Number of Common Shares	Common Stock	Preferred Stock	Additional Paid-in Capital - Common	Additional Paid-in Capital - Preferred	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
Balances, January 1, 2021	9,702,136	$2,029	$980	$24,777	$8,803	$137,646	$3,111	$(290)	$-	$177,056
Net income	-	-	-	-	-	3,295	-	-	-	3,295
Change in accumulated other comprehensive income:
Unrealized loss on available-for-sale securities, net	-	-	-	-	-	-	(20,735)	-	-	(20,735)
Common stock issued under Employee Stock Purchase Plan & Service Awards	11,436	2	-	95	-	-	-	-	-	97
Cash dividends on common stock	-	-	-	-	-	(970)	-	-	-	(970)
Cash dividends on preferred stock	-	-	-	-	-	(135)	-	-	-	(135)
Balances, March 31, 2021	9,713,572	$2,031	$980	$24,872	$8,803	$139,836	$(17,624)	$(290)	$-	$158,608
Comprehensive income:
Net income	-	-	-	-	-	5,910	-	-	-	5,910
Change in accumulated other comprehensive income:
Unrealized gain on available-for-sale securities, net	-	-	-	-	-	-	4,986	-	-	4,986
Common stock issued under Employee Stock Purchase Plan & Service Awards	9,243	2	-	89	-	-	-	-	-	91
Cash dividends on common stock	-	-	-	-	-	(972)	-	-	-	(972)
Cash dividends on preferred stock	-	-	-	-	-	(136)	-	-	-	(136)
Balances, June 30, 2021	9,722,815	$2,033	$980	$24,961	$8,803	$144,638	$(12,638)	$(290)	$-	$168,487
Noncontrolling interest in connection with acquisition of ASC	-	-	-	-	-	-	-	-	7,424	7,424
Comprehensive income:
Net income	-	-	-	-	-	5,245	-	-	318	5,563
Change in accumulated other comprehensive income:
Unrealized gain (loss) on available-for- sale securities, net	-	-	-	-	-	-	(1,015)	-	-	(1,015)
Common stock issued under Employee Stock Purchase Plan & Service Awards	7,760	2	-	84	-	-	-	-	-	86
Return of capital from stocks owned by subsidiary	-	(4)	-	(211)	-	-	-	-	4	(211)
Cash dividends on common stock	-	-	-	-	-	(972)	-	-	(398)	(1,370)
Cash dividends on preferred stock	-	-	-	-	-	(125)	-	-	-	(125)
Balances, September 30, 2021	9,730,575	$2,031	$980	$24,834	$8,803	$148,786	$(13,653)	$(290)	$7,348	$178,839

	Number of Common Shares	Common Stock	Preferred Stock	Additional Paid-in Capital - Common	Additional Paid-in Capital - Preferred	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balances, January 1, 2020	9,671,556	$2,023	$980	$24,478	$8,803	$129,576	$(1,327)	$(290)	$164,243
Net income	-	-	-	-	-	3,245	-	-	3,245
Change in accumulated other comprehensive income:
Unrealized gain on available-for-sale securities, net	-	-	-	-	-	-	4,643	-	4,643
Common stock issued under Employee Stock Purchase Plan & Service Awards	8,990	2	-	91	-	-	-	-	93
Cash dividends on common stock	-	-	-	-	-	(967)	-	-	(967)
Cash dividends on preferred stock	-	-	-	-	-	(136)	-	-	(136)
Balances, March 31,2020	9,680,546	$2,025	$980	$24,569	$8,803	$131,718	$3,316	$(290)	$171,121
Comprehensive income:
Net income	-	-	-	-	-	2,757	-	-	2,757
Change in accumulated other comprehensive income:
Unrealized loss on available-for-sale securities, net	-	-	-	-	-	-	1,013	-	1,013
Common stock issued under Employee Stock Purchase Plan & Service Awards	7,708	1	-	81	-	-	-	-	82
Cash dividends on common stock	-	-	-	-	-	(969)	-	-	(969)
Cash dividends on preferred stock	-	-	-	-	-	(136)	-	-	(136)
Balances, June 30, 2020	9,688,254	$2,026	$980	$24,650	$8,803	$133,370	$4,329	$(290)	$173,868
Comprehensive income:
Net income	-	-	-	-	-	2,514	-	-	2,514
Change in accumulated other comprehensive income:
Unrealized gain (loss) on available-for- sale securities, net	-	-	-	-	-	-	(13)	-	(13)
Common stock issued under Employee Stock Purchase Plan & Service Awards	6,804	2	-	62	-	-	-	-	64
Cash dividends on common stock	-	-	-	-	-	(969)	-	-	(969)
Cash dividends on preferred stock	-	-	-	-	-	(138)	-	-	(138)
Balances, September 30, 2020	9,695,058	$2,028	$980	$24,712	$8,803	$134,777	$4,316	$(290)	$175,326

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Cash Flows

(in Thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$14,768	$8,516
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,425	7,408
Depreciation	3,190	2,989
Amortization of debt issuance costs	30	20
Amortization of fees, discounts and premiums	260	889
Gain on sales of other real estate owned, net	-	45
Proceeds from sales of loans held for sale	22,361	17,629
Origination of loans held for sale	(22,361)	(17,629)
Increase in mortgage servicing rights	(202)	(14)
Gross realized gains on sale of available-for-sale securities	(281)	(68)
Realized gain (loss) on sale of premises and equipment	9	(30)
Noncash lease expense	2,144	2,084
Gain on remeasurement of preexisting interest	(3,737)	-
Net change in operating assets and liabilities:
Accrued interest receivable	1,848	(2,235)
Other assets	(6,982)	1,623
Accrued interest payable	(24)	(45)
Lease liability	(1,943)	(166)
Other liabilities	2,562	2,677
Net cash provided by operating activities	17,067	23,693
Cash flows from investing activities:
Acquisition of subsidiary, ASC Trust LLC	(5,340)	-
Purchases of available-for-sale securities	(289,615)	(335,364)
Purchases of held-to-maturity securities	(28,060)	(21,250)
Proceeds from sales of available-for-sale securities	46,993	69,425
Maturities, prepayments and calls of available-for-sale securities	48,668	121,485
Maturities, prepayments and calls of held-to-maturity securities	24,525	3,539
Loan originations and principal collections, net	57,916	(96,133)
Income from equity investment in unconsolidated subsidiary	(1,183)	(778)
Dividends received from unconsolidated subsidiary	1,154	612
Cost from FHLB stock purchase	(479)	(68)
Proceeds from sales of other real estate owned	-	87
Proceeds from sales of premises and equipment	11	5
Purchases of premises and equipment	(3,422)	(3,360)
Net cash used in investing activities	(148,832)	(261,800)
Cash flows from financing activities:
Net increase in deposits	643,476	407,978
Cost from other borrowings	(12)	-
Proceeds from issuance of subordinated debt, net	19,576	-
Proceeds from issuance of common stock	274	239
Dividends paid	(3,708)	(3,315)
Net cash provided by financing activities	659,606	404,902
Net change in cash, cash equivalents and restricted cash	527,841	166,795
Cash, cash equivalents and restricted cash at beginning of period	287,778	132,116
Cash, cash equivalents and restricted cash at end of period	$815,619	$298,911
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$299	$1,127
Income taxes	$5,144	$3,792
Supplemental disclosure of noncash investing and financing activities:
Net change in unrealized loss on held-to-maturity securities, net of tax	$237	$220
Net change in unrealized gain on available-for-sale securities, net of tax	$(17,001)	$5,423
Transfer of securities from available-for-sale securities	$130,471	$-
Transfer of securities to held-to-maturity securities	$(130,471)	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Notes to Condensed Consolidated Financial Statements

(in Thousands, Except Per Share Data)

(Unaudited)

Note 1 – Nature of Business

Organization

The accompanying condensed consolidated financial statements include the accounts of BankGuam Holding Company (“Company”) and its wholly-owned subsidiaries, Bank of Guam (“Bank”) and BankGuam Investment Services (“BGIS”). The Company is a Guam corporation organized on October 29, 2010, to act as the holding company of the Bank, a Guam banking corporation, an 18-branch bank serving the communities in Guam, the Commonwealth of the Northern Mariana Islands (CNMI), the Federated States of Micronesia (FSM), the Republic of the Marshall Islands (RMI), the Republic of Palau (ROP), and San Francisco, California. BGIS was incorporated in Guam in 2015 and initially capitalized during the first quarter of 2016. During July 2016, the Company executed an agreement to purchase up to 70% of ASC Trust LLC, formerly ASC Trust Corporation. On July 6, 2021, the Company completed its final purchase of 25% of the voting common stock of ASC Trust LLC under the agreement, as amended to date, bringing the Company’s ownership of ASC Trust LLC to 70%. See Note 4 under “Investment in Unconsolidated Subsidiary” for additional details.

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

Our condensed consolidated financial condition at September 30, 2021, and the condensed consolidated results of operations for the three and nine months ended September 30, 2021, are not necessarily indicative of what our financial condition will be at December 31, 2021, or of the results of our operations that may be expected for the full year ending December 31, 2021.

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

Due to the Company’s concerns for the health and safety of its customers and employees, in March 2020 the Bank temporarily closed seven of its branches in Guam and one of its branches in the CNMI, and limited the number of people allowed to be in its remaining facilities at any one time to 50. During 2020, the Bank re-opened four of its branches in Guam, while four of the branches remain closed. The Bank continues to limit the number of people allowed in its facilities to be in compliance with local regulations related to the COVID-19 pandemic. The Bank continues to provide a secure telecommuting program for those personnel who are able to perform their responsibilities remotely, the computer hardware and software needed to support those tasks, and established teleconferencing capabilities to reduce the number of people in attendance at all of its larger group meetings. In recognition of the potential difficulties that may be faced by our commercial and consumer customers, the Bank initiated a temporary program in March 2020 under which affected customers may have their loan payments deferred or otherwise adjusted. This program applied to both commercial and consumer loans for a period of 90 days, and expired on June 30, 2020. Although these actions taken in response to the heightened risks posed by COVID-19 are costly, it is not possible at the time of this filing to estimate the final consequences of these impacts on economic performance or the results of the Company’s operations, its financial condition or its cash flows. However, despite these potential disruptions the Company has not materially changed its accounting policies or procedures due to COVID-19.

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

Note 3 – Earnings Per Common Share

Basic earnings per common share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Potential common shares that may be issued by the Company relate to shares subscribed but not yet issued in 2021 and 2020 under the Employee Stock Purchase Plan, and are reported as dilutive options. No shares were subscribed but not issued at September 30, 2021 and 2020.

Earnings per common share are computed based on reported net income, preferred stock dividends and the following common share data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income available to BankGuam Holding Company	$5,245	$2,514	$14,450	$8,516
Less preferred stock dividends	(125)	(138)	(396)	(410)
Net income attributable to common stockholders	$5,120	$2,376	$14,054	$8,106
Weighted average number of common shares outstanding - used to calculate basic and diluted earnings per common share	9,723	9,689	9,714	9,681
Earnings per common share (EPS):
Basic and diluted EPS	$0.53	$0.25	$1.45	$0.84

Note 4 – Investment Securities

The amortized cost and fair value of investment securities, with gross unrealized gains and losses, is presented as follows:

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$254,884	$-	$(8,285)	$246,599
U.S. government agency pool securities	22,998	5	(116)	22,887
U.S. government agency or GSE residential mortgage-backed securities	285,273	2,757	(833)	287,197
Total	$563,155	$2,762	$(9,234)	$556,683
Securities Held-to-Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$143,180	$562	$(565)	$143,177
U.S. government agency pool securities	3,682	12	(38)	3,656
U.S. government agency or GSE residential mortgage-backed securities	33,897	147	(74)	33,970
Total	$180,759	$721	$(677)	$180,803

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$300,440	$54	$(2,348)	$298,146
U.S. government agency pool securities	28,783	29	(206)	28,606
U.S. government agency or GSE residential mortgage-backed securities	176,912	6,447	-	183,359
Total	$506,135	$6,530	$(2,554)	$510,111
Securities Held-to-Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$33,221	$93	$(15)	$33,299
U.S. government agency pool securities	4,515	15	(36)	4,494
U.S. government agency or GSE residential mortgage-backed securities	8,848	280	(10)	9,118
Total	$46,584	$388	$(61)	$46,911

At September 30, 2021 and December 31, 2020, investment securities with a carrying value of $666.8 million and $360.6 million, respectively, were pledged to secure various government deposits and to meet other public requirements.

Proceeds and gross realized gains from the sales of available-for-sale investment securities for the nine months ended September 30, 2021 and 2020 are shown below. There were no sales of investment securities for the three months ended September 30, 2021 and 2020.

	Nine Months Ended September 30,
	2021	2020
Proceeds from sales	$46,993	$69,425
Gross realized gains from sales	$272	$68
Gross realized losses from sales	$-	$-

The amortized cost and estimated fair value of investment securities by contractual maturity at September 30, 2021 and December 31, 2020 are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or borrowers the right to prepay obligations with or without call or prepayment penalties. At September 30, 2021, obligations of U.S. government corporations and agencies with amortized costs totaling $743.9 million consisted of residential mortgage-backed securities totaling $319.2 million and Small Business Administration agency pool securities totaling $26.7 million whose contractual maturity, or principal repayment, will follow the repayment of the underlying small business loans or mortgages. For purposes of the following table, the entire outstanding balance of these mortgage-backed securities issued by U.S. government corporations and agencies and SBA pools is categorized based on final maturity date. At September 30, 2021, the Bank estimates the average remaining life of these mortgage-backed securities and SBA pools to be approximately 4.4 years and 3.6 years, respectively.

	September 30, 2021
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$169	$169	$-	$-
Due after one but within five years	3,970	3,971	1,687	1,708
Due after five but within ten years	192,046	188,931	25,573	25,184
Due after ten years	366,970	363,612	153,499	153,911
Total	$563,155	$556,683	$180,759	$180,803

	December 31, 2020
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$5,115	$5,121	$11,990	$12,070
Due after one but within five years	13,255	13,432	2,325	2,358
Due after five but within ten years	129,708	131,340	26,214	26,348
Due after ten years	358,057	360,218	6,055	6,135
Total	$506,135	$510,111	$46,584	$46,911

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2021, and December 31, 2020.

	September 30, 2021
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value
Securities Available for Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(5,234)	$176,270	$(3,051)	$70,330	$(8,285)	$246,600
U.S. government agency pool securities	(32)	3,143	(84)	18,070	(116)	21,213
U.S. government agency or GSE residential mortgage-backed securities	(833)	161,345	-	-	(833)	161,345
Total	$(6,099)	$340,758	$(3,135)	$88,400	$(9,234)	$429,158

Securities Held to Maturity
US government agency and sponsored Agencies (GSE) debt securities	$(426)	$43,403	$(139)	$4,861	$(565)	$48,264
U.S. government agency pool securities	(26)	1,758	(12)	542	(38)	2,300
U.S. government agency or GSE residential mortgage-backed securities	(74)	18,512	-	-	(74)	18,512
Total	$(526)	$63,673	$(151)	$5,403	$(677)	$69,076

	December 31, 2020
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value
Securities Available for Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(2,348)	$243,089	$-	$-	$(2,348)	$243,089
U.S. government agency pool securities	(22)	3,735	(184)	22,672	(206)	26,407
Total	$(2,370)	$246,824	$(184)	$22,672	$(2,554)	$269,496

Securities Held to Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(15)	$14,985	$-	$-	$(15)	$14,985
U.S. government agency pool securities	-	-	(36)	2,923	(36)	2,923
U.S. government agency or GSE residential mortgage-backed securities	(10)	506	-	-	(10)	506
Total	$(25)	$15,491	$(36)	$2,923	$(61)	$18,414

The investment securities that were in an unrealized loss position as of September 30, 2021, which comprised a total of 116 securities, were not other-than-temporarily impaired. Specifically, the 116 securities are comprised of the following: 34 Small Business Administration Pool securities, 21 agency securities issued by Federal Home Loan Bank (FHLB), 30 agency securities issued by Federal Home Loan Mortgage Corporation (FHLMC), 18 mortgaged-backed securities and 1 agency security issued by Federal National Mortgage Association (FNMA), and 12 agency securities issued by Federal Farm Credit Banks (FFCB).

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

Investment in Unconsolidated Subsidiary

On July 6, 2021, with the approval of the Federal Reserve Bank of San Francisco, the Company used $6.2 million of the proceeds from the subordinated notes totaling $20 million that were issued on June 29, 2021, to acquire an additional 25% of the voting common stock of ASC Trust LLC at the third and final closing, pursuant to the Stock Purchase Agreement (the “Agreement”) dated May 27, 2016, between the Company and David J. John, as amended to date. This transaction brought the Company’s interest in ASC Trust LLC to 70%. The Company evaluated its ownership in ASC Trust LLC after the last transaction in accordance to ASC 810 – Consolidation, and determined that the Company has control over ASC Trust LLC requiring consolidation. See Note 14 – Acquisitions for the details of the accounting treatment of the consolidation in accordance to ASC 805 – Business Combinations. The Company’s Chief Executive Officer serves on the Board of Directors of ASC Trust LLC. Another of the Company’s Board members also serves as a non-minority voting member of an entity that owns 5% of the common stock of ASC Trust LLC. The Agreement contains customary warranties, representations and indemnification provisions.

Note 5 – Loans Held for Sale, Loans and Allowance for Loan Losses

Loans Held for Sale

In its normal course of business, the Bank originates mortgage loans held for sale to the FHLMC. The Bank has elected to measure its residential mortgage loans held for sale at cost. Origination fees and costs are recognized in earnings at the time of origination. Loans are sold to FHLMC at par.

During the nine months ended September 30, 2021, the Bank originated and sold $22.4 million in FHLMC mortgage loans. During the nine months ended September 30, 2020, the Bank originated and sold $17.6 million in FHLMC loans.

Mortgage loans serviced for others are not included in the accompanying condensed consolidated statements of financial condition. The unpaid principal balances of mortgage loans serviced for others were $184.9 million at September 30, 2021 and $186.9 million at December 31, 2020. The decrease of $2.0 million (1.08%) during the nine months ended September 30, 2021, was due to principal paydowns and payoffs during the period, which offset new loans.

We retain mortgage servicing rights on mortgage loans that we sell. Such rights represent the net positive cash flows generated from the servicing of such mortgage loans and we recognize such rights as assets on our statements of financial condition based on their estimated fair values. We receive servicing fees, less any subservicing costs, on the unpaid principal balances of such mortgage loans. Those fees are collected from the monthly payments made by the mortgagors or from the proceeds of the sale or foreclosure and liquidation of the underlying real property collateralizing the loans. At September 30, 2021 and December 31, 2020, mortgage servicing rights totaled $1.9 million and $1.7 million, respectively, and are included in other assets in the accompanying condensed consolidated statements of financial condition. The Bank accounts for mortgage servicing rights at fair value with changes in fair value recorded as a part of service fees and charges in the condensed consolidated statements of income.

Loans

Outstanding loan balances are presented net of unearned income, deferred loan fees, and unamortized discount and premium totaling $3.7 million at September 30, 2021, and $4.2 million at December 31, 2020. As of September 30, 2021, our 10 largest borrowing relationships totaled $339.4 million in commitments, or approximately 24.8% of our total gross loans compared to $345.0 million, or approximately 24.1% at December 31, 2020.  Loans subject to ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” are presented net of the related accretable yield.

The loan portfolio consisted of the following at:

	September 30, 2021		December 31, 2020
	Amount	Percent	Amount	Percent
Commercial
Commercial & industrial	$311,792	22.7%	$366,942	25.6%
Commercial mortgage	714,290	52.1%	685,138	47.9%
Commercial construction	35,249	2.6%	51,785	3.6%
Commercial agriculture	601	0.0%	629	0.0%
Total commercial	1,061,932	77.5%	1,104,494	77.1%
Consumer
Residential mortgage	133,054	9.7%	127,371	8.9%
Home equity	2,018	0.1%	2,076	0.1%
Automobile	18,909	1.4%	19,923	1.4%
Other consumer loans[1]	154,998	11.3%	177,822	12.5%
Total consumer	308,979	22.5%	327,192	22.9%
Gross loans	1,370,911	100.0%	1,431,686	100.0%
Deferred loan (fees) costs, net	(3,675)		(4,159)
Allowance for loan losses	(38,047)		(34,805)
Loans, net	$1,329,189		$1,392,722

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

Paycheck Protection Program

With the passage of the Paycheck Protection Program, or PPP, administered by the Small Business Administration, the Bank actively participated in assisting its customers with applications for resources through the program. PPP loans have either a two-year or a five-year term and earn interest at 1%. The Bank believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. In 2020 and 2021 the Bank approved and funded over $93.4 million and $56.6 million in PPP loans, respectively. At September 30, 2021, the outstanding principal balance of PPP loans was $44.4 million. As of November 5, 2021, a total of $115.3 million in PPP loans have been forgiven, of which $107.6 million were forgiven in 2021 and $7.7 million in 2020. It is the Bank’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Bank could be required to establish an additional allowance for loan loss through additional credit loss expense charged to earnings.

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

In the three and nine months ended September 30, 2021, management adjusted the economic risk factors to incorporate the current economic implications, which include reduced tourism and higher unemployment due to the COVID-19 pandemic.

Set forth below is a summary of the Bank’s activity in the allowance for loan losses during the three and nine months ended September 30, 2021, and 2020, and the year ended December 31, 2020:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020	Year Ended December 31, 2020
Balance, beginning of period	$36,093	$30,884	$34,805	$27,870	$27,870
Charged off loans	(968)	(1,657)	(3,723)	(4,186)	(5,628)
Recoveries on loans previously charged off	447	749	1,540	1,686	2,205
Provision for loan losses	2,475	2,802	5,425	7,408	10,358
Balance, end of period	$38,047	$32,778	$38,047	$32,778	$34,805

Set forth below is information regarding loan balances and the related allowance for loan losses, by portfolio type, for the three and nine months ended September 30, 2021, and 2020, and the year ended December 31, 2020, respectively.

	Commercial	Residential Mortgages	Consumer	Total
	(Dollars in thousands)
Nine Months Ended September 30, 2021
Allowance for loan losses:
Balance at beginning of period	$21,213	$1,990	$11,602	$34,805
Charge-offs	(77)	(98)	(3,548)	(3,723)
Recoveries	173	-	1,367	1,540
Provision	1,992	453	2,980	5,425
Balance at end of period	$23,301	$2,345	$12,401	$38,047

Allowance balance at end of period related to:
Loans individually evaluated for impairment	$3,504	$50	$1,048	$4,602
Loans collectively evaluated for impairment	19,797	2,295	11,353	33,445
Ending balance	$23,301	$2,345	$12,401	$38,047

Loan balances at end of period:
Loans individually evaluated for impairment	$61,043	$2,922	$1,207	$65,172
Loans collectively evaluated for impairment	1,000,889	132,150	172,700	1,305,739
Ending balance	$1,061,932	$135,072	$173,907	$1,370,911

Nine Months Ended September 30, 2020
Allowance for loan losses:
Balance at beginning of period	$18,360	$1,490	$8,020	$27,870
Charge-offs	(912)	-	(3,274)	(4,186)
Recoveries	386	-	1,300	1,686
Provision	2,745	480	4,183	7,408
Ending balance	$20,579	$1,970	$10,229	$32,778

Allowance balance at end of period related to:
Loans individually evaluated for impairment	$4,154	$2	$1,036	$5,192
Loans collectively evaluated for impairment	16,425	1,968	9,193	27,586
Ending balance	$20,579	$1,970	$10,229	$32,778

Loan balances at end of period:
Loans individually evaluated for impairment	$30,756	$2,988	$1,102	$34,846
Loans collectively evaluated for impairment	1,032,982	125,491	207,935	1,366,408
Ending balance	$1,063,738	$128,479	$209,037	$1,401,254

Year Ended December 31, 2020
Allowance for loan losses:
Balance at beginning of year	$18,360	$1,490	$8,020	$27,870
Charge-offs	(1,069)	-	(4,559)	(5,628)
Recoveries	399	-	1,806	2,205
Provision	3,523	500	6,335	10,358
Ending balance	$21,213	$1,990	$11,602	$34,805

Allowance balance at end of year related to:
Loans individually evaluated for impairment	$3,500	$4	$1,264	$4,768
Loans collectively evaluated for impairment	17,713	1,986	10,338	30,037
Ending balance	$21,213	$1,990	$11,602	$34,805

Loan balances at end of year:
Loans individually evaluated for impairment	$36,031	$2,730	$1,343	$40,104
Loans collectively evaluated for impairment	1,068,463	126,717	196,402	1,391,582
Ending balance	$1,104,494	$129,447	$197,745	$1,431,686

Credit Quality

The following table provides a summary of the delinquency status of the Bank’s loans by portfolio type:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Non- Accrual	90 Days and Greater Still Accruing	Total Past Due	Current	Total Loans Outstanding
September 30, 2021
Commercial
Commercial & industrial	$4,048	$1,839	$7,684	$-	$13,571	$298,221	$311,792
Commercial mortgage	1,239	282	5,044	136	6,701	707,589	714,290
Commercial construction	-	-	-	-	-	35,249	35,249
Commercial agriculture	-	-	-	-	-	601	601
Total commercial	5,287	2,121	12,728	136	20,272	1,041,660	1,061,932

Consumer
Residential mortgage	2,712	1,147	523	421	4,803	128,251	133,054
Home equity	-	-	-	-	-	2,018	2,018
Automobile	364	110	-	61	535	18,374	18,909
Other consumer [1]	1,933	1,191	108	899	4,131	150,867	154,998
Total consumer	5,009	2,448	631	1,381	9,469	299,510	308,979
Total	$10,296	$4,569	$13,359	$1,517	$29,741	$1,341,170	$1,370,911

December 31, 2020
Commercial
Commercial & industrial	$13,712	$3,857	$8,119	$387	$26,075	$340,867	$366,942
Commercial mortgage	9,183	36,562	913	471	47,129	638,009	685,138
Commercial construction	-	-	-	-	-	51,785	51,785
Commercial agriculture	-	-	-	-	-	629	629
Total commercial	22,895	40,419	9,032	858	73,204	1,031,290	1,104,494

Consumer
Residential mortgage	4,758	1,833	1,147	129	7,867	119,504	127,371
Home equity	-	-	-	-	-	2,076	2,076
Automobile	580	184	-	43	807	19,116	19,923
Other consumer [1]	3,472	1,502	108	1,096	6,178	171,644	177,822
Total consumer	8,810	3,519	1,255	1,268	14,852	312,340	327,192
Total	$31,705	$43,938	$10,287	$2,126	$88,056	$1,343,630	$1,431,686

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

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

The following table provides information as of September 30, 2021 and December 31, 2020, with respect to loans on non-accrual status, by portfolio type:

	September 30, 2021	December 31, 2020
	(Dollars in thousands)
Non-accrual loans:
Commercial
Commercial & industrial	$7,853	$8,750
Commercial mortgage	37,749	6,618
Total commercial	45,602	15,368

Consumer
Residential mortgage	$1,742	$2,575
Other consumer [1]	199	196
Total consumer	1,941	2,771
Total non-accrual loans	$47,543	$18,139

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

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

The Bank classifies its loan portfolios using internal credit quality ratings, as discussed above under Allowance for Loan Losses. The following table provides a summary of loans by portfolio type and the Bank’s internal credit quality ratings as of September 30, 2021, and December 31, 2020:

	September 30, 2021	December 31, 2020
	(Dollars in thousands)
Pass:
Commercial & industrial	$279,801	$314,201
Commercial mortgage	658,853	626,477
Commercial construction	35,249	51,785
Commercial agriculture	601	629
Residential mortgage	128,528	123,017
Home equity	2,018	2,076
Automobile	18,848	19,880
Other consumer	153,896	176,522
Total pass loans	1,277,794	1,314,587

Special Mention:
Commercial & industrial	11,823	6,643
Commercial mortgage	9,167	16,285
Residential mortgage	1,671	1,695
Total special mention loans	22,661	24,623

Substandard:
Commercial & industrial	12,789	37,920
Commercial mortgage	45,548	41,654
Residential mortgage	623	433
Other consumer	4	7
Total substandard loans	58,964	80,014

Formula Classified:
Residential mortgage	2,232	2,226
Automobile	61	43
Other consumer	1,098	1,293
Total formula classified loans	3,391	3,562

Doubtful:
Commercial & industrial	7,379	8,178
Commercial mortgage	722	722
Total doubtful loans	8,101	8,900
Total outstanding loans, gross	$1,370,911	$1,431,686

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

The following table sets forth information regarding non-accrual loans and restructured loans, at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	(Dollars in thousands)
Impaired loans:
Restructured loans:
Non-accruing restructured loans	$34,993	$4,718
Accruing restructured loans	14,213	15,937
Total restructured loans	49,206	20,655
Other impaired loans	15,966	19,450
Total impaired loans	$65,172	$40,105

Impaired loans less than 90 days delinquent and included in total impaired loans	$50,071	$27,664

The table below contains additional information with respect to impaired loans, by portfolio type, at September 30, 2021 and December 31, 2020:

	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
September 30, 2021, With no related allowance recorded:
Commercial & industrial	$21,526	$21,526	$21,554	$95
Commercial mortgage	39,318	39,565	38,963	(1)
Residential mortgage	1,195	1,195	91	(222)
Other consumer	4	4	5	-
Total impaired loans with no related allowance	$62,043	$62,290	$60,613	$(128)

September 30, 2021, With a related allowance recorded:
Commercial & industrial	$79	$129	$68	$2
Commercial mortgage	120	135	63	-
Residential mortgage	1,727	1,736	2,011	1
Automobile	61	61	7	2
Other consumer	1,142	1,142	1,427	8
Total impaired loans with a related allowance	$3,129	$3,203	$3,576	$13

December 31, 2020, With no related allowance recorded:
Commercial & industrial	$23,745	$23,745	$23,986	$102
Commercial mortgage	11,954	12,201	9,030	45
Residential mortgage	432	432	692	-
Other consumer	7	7	7	-
Total impaired loans with no related allowance	$36,138	$36,385	$33,715	$147

December 31, 2020, With a related allowance recorded:
Commercial & industrial	$294	$607	$282	$4
Commercial mortgage	39	54	95	-
Residential mortgage	2,298	2,308	2,887	(27)
Automobile	43	43	71	-
Other consumer	1,293	1,292	884	27
Total impaired loans with a related allowance	$3,967	$4,304	$4,219	$4

Troubled Debt Restructurings

In accordance with FASB’s Accounting Standards Update No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring” (ASU No. 2011-02), the Bank had $49.2 million of troubled debt restructurings (“TDRs”) as of September 30, 2021, up by $28.5 million from $20.7 million at December 31, 2020, primarily in commercial mortgage loans. The restructured loans recorded with the Bank have been modified for the purpose of alleviating temporary impairments to the borrower’s financial condition. The modifications that the Bank has extended to borrowers have come in the form of a change in the repayment terms. The restructuring plan between the borrower and the Bank is designed to provide a bridge for cash flow shortfalls in the near term. As the borrower works through the near-term issues, in most cases, the original contractual terms will be reinstated.

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

Additional information regarding performing and nonperforming TDRs at September 30, 2021 and December 31, 2020 is set forth in the following table:

	Number of	Pre- Modification Outstanding Recorded	Principal	Post- Modification Outstanding Recorded	Outstanding Balance
	Loans	Investment	Modifications	Investment	September 30, 2021	December 31, 2020
Performing
Residential mortgage	-	$-	$-	$-	$-	$-
Commercial & industrial	11	17,300	-	17,300	13,752	-
Commercial mortgage	2	435	-	435	418	15,936
Consumer	1	49	-	49	43	-
Total performing	14	17,784	-	17,784	14,213	15,936
Nonperforming
Commercial & industrial	1	176	-	176	98	-
Commercial mortgage	10	37,408	-	37,408	34,895	4,671
Consumer	-	-	-	-	-	48
Total nonperforming	11	37,584	-	37,584	34,993	4,719
Total Troubled Debt Restructurings (TDRs)	25	$55,368	$-	$55,368	$49,206	$20,655

Principal modification includes principal forgiveness at the time of modification, contingent principal forgiveness granted over the life of the loan based on borrower performance.

In an effort to constructively work with borrowers affected by the COVID-19 pandemic, the Bank initiated a temporary program in March 2020 to allow for 90-day deferrals for residential mortgage and commercial loans upon request from the borrower, and a 90-day deferral for all consumer and automobile loans. The Bank did not identify these loans that were deferred and were over 30 days delinquent as TDRs. The Bank identified a specific reserve for consumer loans totaling $6.0 million at September 30, 2021. The Bank also increased its environmental factors for the reserve to account for the effects of the COVID-19 pandemic.

There were no defaults on troubled debt restructurings following the modification during the nine months ended September 30, 2021 and 2020.

The Bank has one significant borrowing relationship in bankruptcy totaling $7.4 million at September 30, 2021. The Bank has calculated a specific reserve within the allowance for this borrowing relationship in bankruptcy in the amount of $3.5 million, and believes it has sufficient collateral for the remaining amount. As a result, the Bank’s management believes that at September 30, 2021, there is sufficient coverage to protect the Bank’s exposure to this relationship.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). As of September 30, 2021, and December 31, 2020, the Bank met all capital adequacy requirements to which it is subject.

As of September 30, 2021, the Bank’s capital ratios each exceeded the Federal Deposit Insurance Corporation’s well capitalized standards under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the Bank’s last regulatory examination that management believes have changed the Bank’s category. The Bank continues to receive a large influx of deposits from the federal relief programs due to the COVID-19 pandemic resulting in an increase of approximately $647.9 million in its average assets at September 30, 2021 to $2.96 billion from $2.31 billion in December 31, 2020, which had an adverse impact on its ratio of Tier 1 capital to average assets. Management believes that the Bank has the capacity to absorb the growth in total assets, and the tools needed to move deposits off of its balance sheet through its Trust services to continue to be above the well capitalized standards under the regulatory framework for prompt corrective action.

The Company’s actual capital amounts and ratios as of September 30, 2021 and December 31, 2020 are presented in the table below.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2021:
Total capital (to Risk Weighted Assets)	$214,927	14.428%	$119,174	8.000%	$148,967	10.000%
Tier 1 capital (to Risk Weighted Assets)	$161,056	10.811%	$89,380	6.000%	$119,174	8.000%
Tier 1 capital (to Average Assets)	$161,056	5.443%	$118,355	4.000%	$147,944	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$151,273	10.155%	$67,035	4.500%	$96,829	6.500%

At December 31, 2020:
Total capital (to Risk Weighted Assets)	$206,381	14.307%	$115,401	8.000%	$144,252	10.000%
Tier 1 capital (to Risk Weighted Assets)	$173,141	12.003%	$86,551	6.000%	$115,401	8.000%
Tier 1 capital (to Average Assets)	$173,141	7.466%	$92,765	4.000%	$115,956	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$163,359	11.325%	$64,913	4.500%	$93,764	6.500%

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

A summary of financial instruments with off-balance-sheet risk at September 30, 2021 and December 31, 2020 is as follows:

	September 30, 2021	December 31, 2020
Commitments to extend credit	$159,408	$159,405

Letters of credit:
Standby letters of credit	$55,349	$52,827
Commercial letters of credit	2,367	2,574
Total	$57,716	$55,401

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

The Bank considers its standby and other letters of credit to be payment guarantees. At September 30, 2021, the maximum undiscounted future payments that the Bank could be required to make for all outstanding letters of credit were $57.7 million. All of these arrangements mature within one year. The Bank has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized; however, several are unsecured. The Bank had recorded $47 thousand in reserve liabilities associated with these guarantees at September 30, 2021.

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

A valuation allowance of $596 thousand and $1.3 million has been provided at September 30, 2021 and December 31, 2020, respectively, to reduce the deferred tax asset because, in management’s opinion, it is more likely than not that less than the entire amount will be realized. The portion of the deferred tax asset with valuation allowance is attributable to a cumulative net operating loss carry forward from the Bank’s CNMI operations, which losses management anticipates will continue. The charge from the net operating loss has already been realized in the accompanying condensed consolidated statements of income as a result of the Guam income tax code.

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

Financial assets measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At September 30, 2021
Available-for-sale Securities:
U.S. treasury notes and bonds	$-	$-	$-	$-
U.S. government agency and government sponsored enterprise (GSE) debt securities	-	246,599	-	246,599
U.S. government agency pool securities	-	22,887	-	22,887
U.S. government agency or GSE	-	287,197	-	287,197
Total fair value of available-for-sale securities	-	556,683	-	556,683
Trading Securities:
Debt and equity securities	$1,048	$-	$-	$1,048
Total fair value of trading securities	1,048	-	-	1,048
Other assets:
MSRs	-	-	1,885	1,885
Total fair value	$1,048	$556,683	$1,885	$559,616

At December 31, 2020
Available-for-sale Securities:
U.S. treasury notes and bonds	$5,005	$-	$-	$5,005
U.S. government agency and government sponsored enterprise (GSE) debt securities	-	293,142	-	293,142
U.S. government agency pool securities	-	28,606	-	28,606
U.S. government agency or GSE	-	183,358	-	183,358
Total fair value of available-for-sale securities	5,005	505,106	-	510,111
Other assets:
MSRs	-	-	1,683	1,683
Total fair value	$5,005	$505,106	$1,683	$511,794

There were no liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020.

For the periods ended September 30, 2021 and December 31, 2020, the changes in Level 3 assets measured at fair value on a recurring basis are as follows:

	September 30, 2021	December 31, 2020
Beginning balance	$1,683	$1,704
Realized and unrealized net losses:
Included in net income	202	(21)
Ending balance	$1,885	$1,683

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

The following table presents quantitative information about the valuation technique and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring basis:

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average Rate
September 30, 2021
Financial instrument:
MSRs	$1,885	Discounted Cash Flow	Discount Rate	6.06% - 7.74%	6.30%
			Weighted Average Prepayment Rate (Public Securities Association)	125%
December 31, 2020
Financial instrument:
MSRs	$1,683	Discounted Cash Flow	Discount Rate	6.06% - 7.74%	6.30%
			Weighted Average Prepayment Rate (Public Securities Association)	125%

There were no transfers into or out of the Bank’s Level 3 financial instruments for the periods ended September 30, 2021 and December 31, 2020.

Nonrecurring Fair Value Measurements

Under certain circumstances, the Bank makes adjustments to fair value for assets and liabilities even though they are not measured at fair value on an ongoing basis. The Bank did not have any financial instruments carried on the consolidated statements of financial condition by caption and by level in fair value hierarchy for a nonrecurring change in fair value at September 30, 2021 and December 31, 2020, respectively.

The fair value of loans subject to write downs is estimated using the appraised value of the underlying collateral, discounted as necessary due to management’s estimates of changes in economic conditions.

Additionally, the Bank makes adjustments to nonfinancial assets and liabilities even though they are not measured at fair value on an ongoing basis. The Bank does not have nonfinancial assets or liabilities for which a nonrecurring change in fair value has been recorded during the periods ended September 30, 2021 and December 31, 2020.

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

Investment Securities

When quoted prices are available in an active market, the Bank classifies the securities within Level 1 of the valuation hierarchy. Level 1 securities include U.S. Treasury notes and bonds. At September 30, 2021, the Company classified trading securities in Level 1.

If quoted market prices are not available, the Bank estimates fair values using pricing models and discounted cash flows that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, and credit spreads. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include U.S. GSE obligations, U.S. government agency pool securities, and other securities. Mortgage-backed securities are included in Level 2 if observable inputs are available. In certain cases where there is limited activity or less transparency around inputs to the valuation, the Bank would classify those securities in Level 3. At September 30, 2021 and December 31, 2020, the Bank did not have any Level 3 investment securities.

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

Short-Term Borrowings

The carrying amounts of federal funds purchased and FHLB advances maturing within ninety days approximate their fair values. We had no outstanding short-term borrowings at September 30, 2021 and December 31, 2020.

Long-Term Borrowings

The fair value of FHLB advances maturing after ninety days is determined based on expected present value techniques using current market interest rates for advances with similar terms and remaining maturities. We had no outstanding long-term borrowings at September 30, 2021 and December 31, 2020.

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

Fair Value of Other Financial Instruments

The estimated fair values of the Bank’s financial instruments, excluding those assets recorded at fair value on a recurring basis on the Bank’s condensed consolidated statements of financial condition, are as follows:

		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
	(Dollars in thousands)
September 30, 2021
Financial assets:
Cash and cash equivalents	$815,469	$815,469	$-	$-
Restricted cash	150	150	-	-
Federal Home Loan Bank stock	2,814	-	2,814	-
Investment securities held-to-maturity	180,759	-	180,803	-
Investment securities trading	1,048	1,048	-	-
Loans, net	1,329,189	-	-	1,384,899
Total	$2,329,429	$816,667	$183,617	$1,384,899

Financial liabilities:
Deposits	2,762,320	-	-	2,771,995
Total	$2,762,320	$-	$-	$2,771,995

December 31, 2020
Financial assets:
Cash and cash equivalents	$287,628	$287,628	$-	$-
Restricted cash	150	150	-	-
Federal Home Loan Bank stock	2,335	-	2,335	-
Investment securities held-to-maturity	46,584	-	46,911	-
Loans, net	1,392,722	-	-	1,441,402
Total	$1,729,419	$287,778	$49,246	$1,441,402

Financial liabilities:
Deposits	$2,118,844	$-	$-	$2,130,361
Total	$2,118,844	$-	$-	$2,130,361

Note 11 – Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	September 30, 2021	December 31, 2020
Net unrealized (loss) gain on available-for-sale securities	$(6,200)	$4,241
Amounts reclassified from AOCI for (gain) on sale of investment securities available-for-sale included in net income	(272)	(265)
Tax effect	1,359	(835)
Unrealized holding (loss) gain on available-for-sale securities, net of tax	(5,113)	3,141
Gross unrealized holding loss on held-to-maturity securities	(8,777)	(285)
Amortization of unrealized holding loss on held-to-maturity during the period	237	255
Unrealized holding loss on held-to-maturity securities	(8,540)	(30)
Accumulated other comprehensive (loss) income	$(13,653)	$3,111

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

The Bank leases certain facilities from two separate entities in which two of its directors have separate ownership interests. Lease payments made to these entities during the nine months ended September 30, 2021 and 2020, approximated $302 thousand and $237 thousand, respectively.  During the three months ended September 30, 2021 and 2020, lease payments made to these entities approximated $97 thousand and $89 thousand, respectively.

Additionally, the Bank leases office space to third parties, with original lease terms ranging from 1 to 3 years with option periods ranging up to 12 years. At September 30, 2021, minimum future rents to be received under non-cancelable operating sublease agreements were $13 thousand, $44 thousand, and $26 thousand for the periods ending December 31, 2021, 2022, and 2023, respectively.

The cash flow from operating leases included in the measurement of lease liabilities during the nine months ended September 30, 2021 and 2020, were each $2.7 million, respectively.

The following table summarizes the lease-related assets and liabilities recorded as part of other assets and other liabilities, respectively, in our condensed consolidated statements of financial condition at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Assets
Operating lease right-of-use assets	$23,969	$26,113
Total lease assets	$23,969	$26,113
Liabilities
Current
Operating	$2,035	$2,510
Noncurrent
Operating	22,645	24,112
Total lease liabilities	$24,680	$26,622

The operating lease costs and variable lease costs were $911 thousand and $2.8 million during the three and nine months ended September 30, 2021,  respectively, and $976 thousand and $2.9 million during the three and nine months ended September 30, 2020, respectively.

The following table provides the maturities of lease liabilities at September 30, 2021:

	Operating Leases (a)	Total
2021	$792	$792
2022	2,780	2,780
2023	2,532	2,532
2024	2,420	2,420
2025	2,288	2,288
After 2025	35,570	35,570
Total lease payments	46,382	46,382
Less: Interest (b)	21,702	21,702
Present value of lease liabilities (c)	$24,680	$24,680

Note: For leases commencing prior to 2019, minimum lease payments exclude payments to landlords for real estate taxes and common area maintenance.

(a)	Operating lease payments include $21.5 million related to options to extend lease terms that are reasonably certain of being exercised.
(b)	Calculated using the incremental borrowing rate based on the lease term for each lease.
(c)	Includes the current portion of $2.0 million for operating leases.

The following table provides the weighted-average lease term and discount rate at September 30, 2021:

	September 30, 2021	December 31, 2020
Weighted-average remaining lease term (years)
Operating leases	25.3	24.6
Weighted-average discount rate
Operating leases	4.13%	4.09%

Note 13 – Subordinated Debt

On June 29, 2021, the Company issued $20.0 million in aggregate principal amount of its 4.75% Fixed-to-Floating Rate Subordinated Notes due July 1, 2031 (the “2031 Notes”).

The 2031 Notes have a ten-year term and initially bear interest at a fixed annual rate of 4.75%. Beginning July 1, 2026, the interest rate will reset quarterly to the then-current three-month Secured Overnight Financing Rate (“SOFR”) plus 413 basis points. The Company is required to pay interest semi-annually during the fixed period, and quarterly during the floating rate period. The principal sum of the 2031 Notes plus any unpaid interest are due on the maturity date.

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

Note 14 – Acquisitions

On July 6, 2021 ( the “acquisition date”), the Company closed the acquisition of an additional 25% ownership interest of ASC Trust LLC for $6.2 million, which brought the Company’s ownership interest in ASC Trust LLC to 70%. ASC Trust LLC primarily manages institutional retirement plans and trust accounts in the Micronesian region. The results of ASC Trust LLC operations have been included in the consolidated financial statements since the acquisition date. Prior to acquisition date, the Company accounted for its 45% interest in ASC Trust LLC as an equity-method investment.  The aggregate purchase price of the Company’s 70% ownership interest totaled $13.4 million. The Company used both an income-based valuation model and a market approach to determine the fair value of the previously held 45% equity method investment in ASC Trust LLC and the noncontrolling interest. The Company recognized a gain of $3.4 million for the difference between the carrying value of $7.7 million and fair value of $11.1 million of the previously held equity interest. The gain is included in other income in the 2021 consolidated statement of income. The fair value of the noncontrolling interest at the acquisition date was $7.4 million.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The Company is in the process of obtaining third-party valuations of certain intangible assets; thus, the provisional measurements of intangible assets and goodwill are subject to change.

Cash	$546
Other current assets	1,287
Property and equipment, net	359
Intangible assets	11,090
Total identifiable assets	13,282
Current liabilities	(472)
Interest bearing debt	(297)
Total liabilities assumed	(769)
Net identifiable assets acquired	12,513
Goodwill	12,231
Net assets acquired	$24,744

Of the $11.1 million of acquired intangible assets, $460 thousand was provisionally assigned to trade name and $10.6 million was provisionally assigned to customer relationships. The fair value of the acquired identifiable intangible assets is provisional pending receipt of the final valuations of identifiable intangible assets. Also, the Company is in the process of identifying the estimated useful lives of identifiable intangible assets.  The fair values of assets acquired and liabilities assumed other than the intangible assets approximate the carrying values due to short-term maturities.

The Company applied the acquisition method of accounting to the ASC Trust LLC transactions, whereby the excess of the fair value of the business over the fair value of identifiable net assets was allocated to goodwill. The goodwill reflects the workforce and synergies expected from the broader financial services offered in Guam. The goodwill is not expected to be deductible for tax purposes.

A summary of the changes in goodwill is as follows:

	September 30, 2021	December 31, 2020	Variance
Balance at beginning of year	$783	$783	$-
Additions	12,231	-	12,231
Balance	$13,014	$783	$12,231

The Company used discounted cash flow analyses, which represent Level 3 fair value measurements, to assess certain components of its purchase price allocation. The fair value of trade name was determined using the relief from royalty method; the customer contracts were determined using the multi-period excess earnings method.

Note 15 – Subsequent Events

Management has reviewed the events occurring through the date of this report, and there were no subsequent events that require additional disclosure to the accompanying financial statements.

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

In May 2016, the Company entered into a Stock Purchase Agreement (the “Agreement”) to acquire up to 70% of ASC Trust LLC, formerly ASC Trust Corporation, a Guam trust company. In July 2016, subsequent to the approval of the Federal Reserve Bank of San Francisco in June 2016, the first purchase of 25% of ASC Trust LLC was completed. In July 2019, the Company completed the second purchase of an additional 20% of ASC Trust LLC, bringing its ownership to 45%. As stated in Note 4 – Investment Securities, and with the approval of the Federal Reserve Bank of San Francisco, an additional 25% of ASC Trust LLC was purchased by the Company in July 2021. This transaction brought the Company’s ownership of ASC Trust LLC to 70%, and completes the transactions contemplated by the Agreement. The Company evaluated its ownership in ASC Trust LLC after the last transaction in accordance to ASC 810 – Consolidation, and determined that the Company has control over ASC Trust LLC requiring consolidation. See Note 14 – Acquisitions for the details of the accounting treatment of the consolidation in accordance to ASC 805 – Business Combinations. ASC Trust LLC is primarily involved in administering 401(k) retirement plans and other employee benefit programs for its customers.

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

Summary of Operating Results

The following table provides unaudited comparative information with respect to our results of operations for the three and nine months ended September 30, 2021 and 2020, respectively:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021 Amount	2020 Amount	% Change	2021 Amount	2020 Amount	% Change
Interest income	$20,896	$20,679	1.0%	$61,601	$63,430	-2.9%
Interest expense	600	535	12.1%	1,310	1,917	-31.7%
Net interest income, before provision for loan losses	20,296	20,144	0.8%	60,291	61,513	-2.0%
Provision for loan losses	2,475	2,801	-11.6%	5,425	7,408	-26.8%
Net interest income, after provision for loan losses	17,821	17,343	2.8%	54,866	54,105	1.4%
Non-interest income	10,343	3,838	169.5%	20,028	11,131	79.9%
Non-interest expense	21,290	17,973	18.5%	56,550	54,190	4.4%
Income before income taxes	6,874	3,208	114.3%	18,344	11,046	66.1%
Income tax expense	1,311	694	88.9%	3,576	2,530	41.3%
Net income	$5,563	$2,514	121.3%	$14,768	$8,516	73.4%

Earnings per common share (EPS):
Basic and diluted EPS	$0.53	$0.25		$1.45	$0.84

As the above table indicates, our net income increased in the three and nine months ended September 30, 2021, as compared to the corresponding periods in 2020. In the three months ended September 30, 2021, we recorded net income after taxes of $5.6 million, an increase of $3.0 million (or 121.3%) as compared to the same period in 2020. The primary reasons for the increase were the $6.5 million increase in non-interest income, a $152 thousand increase in net interest income, a $326 thousand decrease in provision for loan losses, partially offset by the $3.3 million increase in non-interest expense, and a $617 thousand increase in income tax expense. The increase in non-interest income is largely due to the $3.4 million gain due to the valuation of the pre-existing interest in ASC Trust LLC, (See “Note 14 – Acquisition” for more details), the $2.7 million increase in service charges and fees, primarily due to the fee income from ASC Trust LLC, and the $715 thousand increase in merchant and cardholder net income. The increase in non-interest expense is due to the increase of $870 thousand in contract services, and the $1.6 million additional expenses related to ASC Trust LLC.

In the nine months ended September 30, 2021, we recorded $14.8 million in net income, an increase of $6.3 million (or 73.4%) from $8.5 million during the same period in 2020. The primary reasons for the increase were an increase of $8.9 million in non-interest income, a $2.0 million reduction in the provision for loan losses, partially offset by a reduction in net-interest income by $1.2 million, an increase of $2.4 million in non-interest expense, and an increase of $1.0 million in income tax expense. The increase in non-interest income is primarily due to the $3.4 million gain due to the valuation of the pre-existing interest in ASC Trust LLC, the $3.1 million service charges and primarily due to the fee income from ASC Trust LLC, and the $2.7 million increase in merchant and cardholder net income, partially offset by the $968 thousand decrease in trustee fees. The reduction in the provision for loan losses is primarily due to the $2.0 million reversal in June 2021 due to declining risk in the loan portfolio resulting from decreases in the delinquency ratio and net charge-offs, and a smaller consumer loan portfolio. The increase in non-interest expense is due to the $1.2 million increase in contract services, and the $1.6 million additional expenses related to ASC Trust LLC.

The following table shows the decrease in our net interest margin in the three and nine months ended September 30, 2021, and it also indicates the impact that the increase in our net income had on our annualized returns on average assets and average equity. Our return on average equity increased by 6.59% and 7.24%, respectively, during the three and nine months ended September 30, 2021, as compared to the corresponding period in 2020, and our return on average assets increased by 33 basis points and 30 basis points during the same comparative periods, primarily due to the increase in net income, partially offset by the increase in average assets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net interest margin	2.86%	3.53%	3.04%	3.91%
Return on average assets	0.75%	0.42%	1.06%	0.77%
Return on average equity	12.32%	5.73%	17.14%	9.91%

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

The following table sets forth our interest income, interest expense and net interest income, and our annualized net interest margin for the three and nine months ended September 30, 2021 and 2020, respectively:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Interest income	20,896	$20,679	1.05%	$61,601	$63,430	-2.88%
Interest expense	600	535	12.15%	1,310	1,917	-31.66%
Net interest income	20,296	$20,144	0.75%	$60,291	$61,513	-1.99%

Net interest margin	2.86%	3.53%	-0.67%	3.04%	3.91%	-0.87%

Net interest income increased by 0.75% for the three months ended September 30, 2021 and decreased by 1.99% for the nine months ended September 30, 2021 as compared to the corresponding periods in 2020.

For the three months ended September 30, 2021, net interest income increased by $152 thousand and decreased by $1.2 million for the nine months ended September 30, 2021, as compared to the same periods in 2020. Total interest income increased by $217 thousand due to increases of $855 thousand in earnings on investment securities and $212 thousand from short term investments, partially offset by $850 thousand in interest income from loans during the three months ended September 30, 2021, compared to the previous year. The decrease in interest income from loans is largely due to the 150 basis points (1.50%) cut in the federal funds rate in March 2020. The reduction in our net interest margin was the result of a decrease of 0.68% in the yield on our average earning assets in the three months ended September 30, 2021, as compared to the corresponding period of 2020, the effect of which was partially offset by an increase in our average earning assets of 24.5% compared to the same comparative period. Total interest income decreased by $1.9 million in the nine months ended September 30, 2021, compared to the previous year because of the reduction of $4.1 million in loan interest earnings, partially offset by $2.2 million in earnings on investment securities compared to the corresponding period of 2020.

On March 3, 2020, the Federal Open Market Committee reduced the target federal funds rate by 50 basis points to 1.00% - 1.25%. This rate was further reduced to a target range of 0% - 0.25% on March 16, 2020. In September 2020, the Federal Open Market Committee announced that it will allow inflation to exceed 2% to support employment, and its most recent forecasts anticipate rate hikes in 2023; however, there can be no assurance as to when interest rates will rise. These reductions in interest rates and other effects of the COVID-19 outbreak have had an adverse effect on the Company’s financial condition and results of operations. As a result of the spread of the COVID-19 coronavirus, economic uncertainties have risen which are likely to continue to negatively impact net interest income.

Average Balances

Distribution, Rate and Yield

The following table sets forth information regarding our average balance sheet, annualized yields on interest-earning assets and interest rates on interest-bearing liabilities, the interest rate spread and the interest rate margin for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021			2020
	Average Balance	Interest Earned/Paid	Average Yield/Rate	Average Balance	Interest Earned/Paid	Average Yield/Rate
Interest earning assets:
Short term investments[1]	$759,864	$294	0.15%	$319,541	$82	0.10%
Investment Securities²	708,522	2,591	1.46%	566,234	1,736	1.23%
Loans³	1,373,838	18,011	5.24%	1,397,454	18,861	5.40%
Total earning assets	2,842,224	20,896	2.94%	2,283,229	20,679	3.62%
Noninterest earning assets	138,897			128,899
Total assets	$2,981,121			$2,412,128
Interest-bearing liabilities:
Interest-bearing checking accounts	$332,811	$25	0.03%	$318,449	$62	0.08%
Savings accounts	1,150,710	87	0.03%	1,048,155	216	0.08%
Certificates of deposit	29,500	7	0.09%	28,268	19	0.27%
Subordinated debt	34,377	481	5.60%	14,768	238	6.45%
Total interest-bearing liabilities	1,547,398	600	0.16%	1,409,640	535	0.15%
Non-interest bearing liabilities	1,253,163			827,026
Total liabilities	2,800,561			2,236,666
Stockholders’ equity	180,560			175,462
Total liabilities and stockholders’ equity	$2,981,121			$2,412,128

Net interest income		$20,296			$20,144

Interest rate spread			2.79%			3.47%
Net interest margin			2.86%			3.53%

	Nine Months Ended September 30,
	2021			2020
	Average Balance	Interest Earned/Paid	Average Yield/Rate	Average Balance	Interest Earned/Paid	Average Yield/Rate
Interest earning assets:
Short term investments[1]	$609,043	$508	0.11%	$265,689	$505	0.25%
Investment securities²	631,406	7,190	1.52%	472,222	4,970	1.40%
Loans³	1,402,040	53,903	5.13%	1,360,445	57,955	5.68%
Total earning assets	2,642,489	61,601	3.11%	2,098,356	63,430	4.03%
Noninterest earning assets	131,813			123,828
Total assets	$2,774,302			$2,222,184
Interest-bearing liabilities:
Interest-bearing checking accounts	$334,166	$74	0.03%	$297,689	$224	0.10%
Savings accounts	1,123,880	252	0.03%	976,893	919	0.13%
Certificates of deposit	29,004	27	0.12%	29,207	57	0.26%
Subordinated debt	23,533	957	5.42%	14,762	717	6.48%
Total interest-bearing liabilities	1,510,583	1,310	0.12%	1,318,551	1,917	0.19%
Non-interest bearing liabilities	1,091,420			731,704
Total liabilities	2,602,003			2,050,255
Stockholders’ equity	172,299			171,929
Total liabilities and stockholders’ equity	$2,774,302			$2,222,184

Net interest income		$60,291			$61,513

Interest rate spread			2.99%			3.84%
Net interest margin			3.04%			3.91%

[1]	Short term investments consist of interest-bearing deposits that we maintain with other financial institutions.
[2]	Includes all investment securities in the Available-for-Sale and the Held-to-Maturity classifications. The Bank did not own any tax exempt securities during 2021 and 2020.

[3]

Loans include the average balance of non-accrual loans. Loan interest income includes loan fees of $884 thousand and $3.1 million in the three and nine months ended September 30, 2021, respectively, and $1.0 million and $2.4 million in the three and nine months ended September 30, 2020, respectively.

For the three and nine months ended September 30, 2021, our total average earning assets increased by $559.0 million and $544.1 million, respectively, as compared to the same period in 2020. The increase during the three months ended September 30, 2021, compared to the same period in 2020, is attributed to the $440.3 million increase in our average short term investments and a $142.3 million increase in our average investment securities, partially offset by a $23.6 million decrease in our average loan portfolio. Average noninterest earning assets increased by $10.0 million during the three months ended September 30, 2021. In the three and nine months ended September 30, 2021, average total interest-bearing liabilities increased by $137.8 million and $192.0 million, respectively, in comparison to the same period in 2020. In the three months ended September 30, 2021, the increase was comprised of the $102.3 million increase in average savings accounts, a $14.4 million increase in average interest-bearing checking accounts, a $19.6 million increase in subordinated debt, and a $1.2 million increase in average certificate of deposit accounts. The overall increase in average interest-bearing liabilities resulted from an increase in our deposit base, primarily in consumer savings, and government checking and savings accounts as result of the funds received by depositors from the CARES Act. This was supplemented by an increase of $426.1 million in average non-interest bearing liabilities during the three months ended September 30, 2021, compared to the same period in 2020, primarily in traditional checking accounts, moderated an overall increase of $563.9 million in average total liabilities. During the three months ended September 30, 2021, average stockholders’ equity increased by $5.1 million (2.9%) and for the nine months ended September 30, 2021 average stockholder’s equity increased by $370 thousand (0.2%), in comparison to the year-earlier period.

Our interest rate spread decreased by 84 basis points (0.84%), and our net interest margin decreased by 87 basis points (0.87%) in the nine months ended September 30, 2021, as compared to the same period in 2020. During the nine months ended September 30, 2021, the decrease in our interest rate spread is attributed to the 92 basis points (0.92%) decrease in the average yield on our interest earning assets, from 4.03% to 3.11%, partially offset by the decrease in the average rate on our interest-bearing liabilities by 7 basis points from 0.19% to 0.12%. The decrease in our interest income is primarily due to the 150 basis point (1.50%) rate cut in March 2020 by the Federal Open Market Committee. This impacted our loan portfolio, investment securities, and short term deposits in other banks, including the Federal Reserve Bank of San Francisco.

The following table provides information regarding the changes in interest income and interest expense, attributable to changes in rates and changes in volumes, that contributed to the total change in net interest income for the three and nine months ended September 30, 2021, in comparison to the three and nine months ended September 30, 2020:

	Three Months Ended September 30, 2021 vs. 2020
	(In thousands)
	Net Change in	Attributable to:
	Interest Income/Expense	Change in Rate	Change in Volume
Interest income:
Short term investments	$212	$167	$45
Investment securities	855	1,339	(484)
Loans	(850)	(2,162)	1,312
Total interest income	217	(656)	873

Interest expense:
Interest-bearing checking accounts	(37)	(152)	115
Savings accounts	(129)	(547)	418
Certificates of deposit	(12)	(49)	37
Other borrowings	243	(125)	368
Total interest expense	65	(873)	938

Net interest income	$152	$217	$(65)

	Nine Months Ended September 30, 2021 vs. 2020
	(In thousands)
	Net Change in	Attributable to:
	Interest Income/Expense	Change in Rate	Change in Volume
Interest income:
Short term investments	$3	$(378)	$381
Investment securities	2,220	543	1,677
Loans	(4,052)	(7,535)	3,483
Total interest income	(1,829)	(7,370)	5,541

Interest expense:
Interest-bearing checking accounts	(150)	(211)	61
Savings accounts	(667)	(933)	266
Certificates of deposit	(30)	(40)	10
Other borrowings	240	(156)	396
Total interest expense	(607)	(1,340)	733

Net interest income	$(1,222)	$(6,030)	$4,808

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

If management determines that it is necessary to increase the allowance for loan losses, a provision for loan losses is recorded. For the three months ended September 30, 2021, the Bank’s provision for loan losses was $2.5 million, which was $327 thousand lower than the corresponding period of 2020. For the nine months ended September 30, 2021, the Bank’s provision for loan losses was $5.4 million, which was $2.0 million lower than during the corresponding period of 2020. The primary reason for this decrease was due to a $2.0 million reversal in September 30, 2021 due to declining risk in the loan portfolio resulting from the decreases in the delinquency ratio, and net charge-offs, and a declining consumer loan portfolio. In the three and nine months ended September 30, 2021, management adjusted the economic risk factors to incorporate the current economic conditions, which includes fluctuations in tourism and unemployment due to the COVID-19 pandemic.

Management believes that the provision recorded was sufficient to offset the incremental risk of loss inherent in the gross loan portfolio of $1.37 billion at September 30, 2021, a decrease of $60.8 million from December 31, 2020. The allowance for loan losses at September 30, 2021, was at $38.0 million or 2.78% of total gross loans outstanding as of the balance sheet date, an increase of $3.2 million from December 31, 2020. We recorded net loan charge-offs of $521 thousand and $2.2 million for the three and nine months ended September 30, 2021. See “Analysis of Allowance for Loan Losses” in the Financial Condition Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for more detailed information.

Non-Interest Income

The table below represents the major components of non-interest income and the changes therein for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021 Amount	2020 Amount	Amount Change	Percent Change	2021 Amount	2020 Amount	Amount Change	Percent Change
Non-interest income
Service charges and fees	$4,336	$1,410	$2,926	207.5%	$7,843	$4,712	$3,131	66.4%
Gain on sale of investment securities	10	68	(58)	-85.3%	281	68	213	100.0%
Income from merchant services, net	721	547	174	31.8%	2,127	1,422	705	49.6%
Income from cardholders, net	994	452	542	119.9%	2,239	752	1,487	197.7%
Trustee fees	136	326	(190)	-58.3%	437	1,405	(968)	-68.9%
Other income	4,146	1,035	3,111	300.6%	7,101	2,772	4,329	156.2%
Total non-interest income	$10,343	$3,838	$6,505	169.5%	$20,028	$11,131	$8,897	79.9%

For the three months ended September 30, 2021, non-interest income totaled $10.3 million, which represented an increase of $6.5 million (169.5%) as compared to the three months ended September 30, 2020. The increase during the three months ended September 30, 2021, is primarily attributed to the increases in income of $3.1 million from other income, $2.9 million from service charges and fees, $542 thousand in net income from cardholders, and $174 thousand in net income from merchant services, partially offset by $190 thousand from trustee fees. The increase in other income is largely due to the $3.4 million gain due to the valuation of the pre-existing interest in ASC Trust LLC, (See “Note 14 – Acquisition” for more details), and the increase in service charges and fees is primarily due to the $2.7 million fee income from ASC Trust LLC.

For the nine months ended September 30, 2021, non-interest income totaled $20.0 million, which was an increase of $8.9 million (79.9%) as compared to the nine months ended September 30, 2020. The increase during the nine months ended September 30, 2021, is attributed the $4.3 million from other income, largely due to the gain from the valuation of the pre-existing interest in ASC Trust LLC, and increases of $3.1 million in service charges and fees, primarily due to the fee income from ASC Trust LLC, $1.5 million in net income from cardholders, $705 thousand in net income from merchant services, and $213 thousand from gain on sale of investment securities, partially offset by $968 thousand from trustee fees.

Non-interest Expense

The table below represents the major components of non-interest expense and the changes for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021 Amount	2020 Amount	Amount Change	Percent Change	2021 Amount	2020 Amount	Amount Change	Percent Change
Non-interest expense:
Salaries and employee benefits	$10,086	$8,914	$1,172	13.1%	$26,786	$26,375	$411	1.6%
Occupancy	2,268	2,139	129	6.0%	6,529	6,421	108	1.7%
Equipment and depreciation	3,149	2,855	294	10.3%	9,173	8,809	364	4.1%
Insurance	486	485	1	0.2%	1,491	1,432	59	4.1%
Telecommunications	419	357	62	17.4%	1,174	1,072	102	9.5%
FDIC insurance assessment	709	382	327	85.6%	1,569	984	585	59.5%
Professional services	784	487	297	61.0%	1,976	1,605	371	23.1%
Contract services	1,282	412	870	211.2%	2,622	1,449	1,173	81.0%
Other real estate owned	(28)	34	(62)	-182.4%	(1)	49	(50)	-102.0%
Stationery and supplies	129	145	(16)	-11.0%	202	343	(141)	-41.1%
Training and education	93	60	33	55.0%	177	266	(89)	-33.5%
General, administrative and other	1,913	1,703	210	12.3%	4,852	5,385	(533)	-9.9%
Total non-interest expense	$21,290	$17,973	$3,317	18.5%	$56,550	$54,190	$2,360	4.4%

For the three months ended September 30, 2021, non-interest expense totaled $21.3 million, which was an increase of $3.3 million (18.5%) as compared to the same period in 2020. The increase is attributed to the increases of $1.2 million in salaries and employee benefits, $870 thousand increase in contract services, $327 thousand in the FDIC insurance assessment, $297 thousand in professional services, $294 thousand in equipment and depreciation, $211 thousand in general, administrative and other, and $129 thousand in occupancy.

For the nine months ended September 30, 2021, non-interest expense totaled $56.2 million, which represented an increase of $2.4 million (4.4%) as compared to the same period in 2020. The increases are primarily attributed to the $1.2 million increase in contract services, $585 thousand in the FDIC insurance assessment, $411 thousand in salaries and employee benefits, $364 thousand in equipment and depreciation, and $371 thousand in professional services. These expenses were offset by a decrease of $532 thousand in general, and administrative and other, $141 thousand in stationery and supplies, and $89 thousand in training and education.

The Bank has some discretionary capital expenditures that have been temporarily delayed as result of COVID-19. Some of these planned expenditures may be reassessed due to our customers converting to electronic banking channels.

Income Tax Expense

For the three and nine months ended September 30, 2021, the Bank recorded income tax expenses of $1.3 million and $3.6 million, respectively. The expense for the three and nine months ended September 30, 2021, was $617 thousand and $1.0 million higher, respectively, than the income tax expense recorded for the corresponding periods in 2020.

Financial Condition

Assets

As of September 30, 2021, total assets were $3.02 billion, an increase of 28.3% from the $2.35 billion at December 31, 2020. This $666.0 million increase was comprised largely of the $519.6 million increase in interest bearing deposits in banks, a $181.8 million increase in our net investment securities portfolio, a $13.0 million increase in goodwill, a $11.1 million increase in intangible assets, and a $4.3 million increase in other assets, partially offset by the reduction of $63.5 million in net loans, and $7.7 million in investment in an unconsolidated subsidiary. The decrease in net loans and the increase in total assets resulted in the proportion of net loans to total assets decreasing from 59.2% at December 31, 2020, to 44.0% at September 30, 2021. The growth in assets was associated with the $643.5 million increase in total deposits as a result of the various funds received by depositors from the CARES Act, a $19.6 million increase in subordinated debt, a $1.2 million increase in other liabilities, a $11.1 million increase in retained earnings, and a $7.3 million increase in non-controlling interest, partially offset by the $16.7 million decrease in accumulated other comprehensive loss, due to the increase in market rates.

Interest-Earning Assets

The following table sets forth the composition of our interest-earning assets at September 30, 2021 as compared to December 31, 2020:

	September 30, 2021	December 31, 2020	Variance
Interest-earning deposits with financial institutions (including restricted cash)	$764,537	$244,903	$519,634
Federal Home Loan Bank stock, at cost	2,814	2,335	479
Investment securities available-for-sale	556,683	510,111	46,572
Investment securities held-to-maturity	180,759	46,584	134,175
Investment securities trading	1,048	-	1,048
Loans, gross	1,370,911	1,431,686	(60,775)
Total interest-earning assets	$2,876,752	$2,235,619	$641,133

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

A summary of the balances of loans at September 30, 2021 and December 31, 2020, follows:

	September 30, 2021		December 31, 2020
	Amount	Percent	Amount	Percent
Commercial
Commercial & industrial	$311,792	22.7%	$366,942	25.6%
Commercial mortgage	714,290	52.1%	685,138	47.9%
Commercial construction	35,249	2.6%	51,785	3.6%
Commercial agriculture	601	0.0%	629	0.0%
Total commercial	1,061,932	77.5%	1,104,494	77.1%
Consumer
Residential mortgage	133,054	9.7%	127,371	8.9%
Home equity	2,018	0.1%	2,076	0.1%
Automobile	18,909	1.4%	19,923	1.4%
Other consumer loans[1]	154,998	11.3%	177,822	12.5%
Total consumer	308,979	22.5%	327,192	22.9%
Gross loans	1,370,911	100.0%	1,431,686	100.0%
Deferred loan (fees) costs, net	(3,675)		(4,159)
Allowance for loan losses	(38,047)		(34,805)
Loans, net	$1,329,189		$1,392,722

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

At September 30, 2021, total gross loans decreased by $60.8 million, to $1.371 billion, from $1.432 billion at December 31, 2020. The decrease in loans was largely attributed to a $42.6 million decrease in commercial loans to $1.06 billion at September 30, 2021, from $1.10 billion at December 31, 2020. The underlying decrease was primarily due to the decreases of $55.2 million in commercial & industrial loans, and $16.5 million in commercial construction, partially offset by the increase of $29.2 million in commercial mortgage loans. In addition, consumer loans decreased by $18.2 million to $309.0 million at September 30, 2021, from $327.2 million at December 31, 2020. The underlying decreases were comprised of other consumer loans by $22.8 million, and automobile by $1.0 million, partially offset by a $5.7 million decrease in residential mortgage loans.

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

With the passage of the Paycheck Protection Program, administered by the Small Business Administration, the Bank actively participated in assisting its customers with applications for resources through the program. PPP loans have either a two-year or five-year term and earn interest at 1%. The Bank believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. In 2020 and 2021, the Bank approved and funded over $93.4 million and $56.6 million in PPP loans, respectively. At September 30, 2021, the outstanding principal balance of PPP loans was at $44.4 million. As of November 5, 2021, a total of $115.3 million in PPP loans have been forgiven, of which $107.6 million were forgiven in 2021 and $7.7 million in 2020. It is the Bank’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Bank could be required to establish an additional allowance for loan loss through additional credit loss expense charged to earnings.

At September 30, 2021, loans outstanding were comprised of approximately 68.68% in variable rate loans and 31.32% in fixed rate loans.

Since it first opened in 1972, the Bank has expanded its operations and its branch network, first in Guam, then in the other islands of our region and in San Francisco, California. In the interests of enhancing performance and stability through market and industry diversification, the Bank has increased its focus on growth in the San Francisco area in recent years, adding personnel with experience and expertise in the Bay Area. The following table provides figures for gross loans in the Bank’s administrative regions for September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Guam	$724,911	$775,687
Commonwealth of the Northern Mariana Islands	$135,359	$145,150
The Freely Associated States of Micronesia *	$89,315	$92,901
California	$421,326	$417,948
Total	$1,370,911	$1,431,686

*	The Freely Associated States (FAS) are comprised of the Federated States of Micronesia (Chuuk, Kosrae, Pohnpei and Yap), the Republic of the Marshall Islands and the Republic of Palau.

As the table indicates, the Bank’s total gross loans decreased by 4.2% during the nine months ended September 30, 2021. By way of comparison, loans in Guam decreased by $50.8 million, or 6.6%, during the nine months ended September 30, 2021. Loans in the Commonwealth of the Northern Mariana Islands decreased by $9.8 million, or 6.8%, and the Freely Associated States of Micronesia decreased by $3.6 million, or 3.9%, during the same period. In the California region loans increased by $3.4 million, or 0.8%, during the nine months ended September 30, 2021, as the California region provided continued support for the expansion of the Bank.

Interest-Earning Deposits and Investment Securities

In the current lending and interest rate environment, and in order to maintain sufficient liquidity in the ordinary course of business, and to account for disbursement of the funds received from the CARES Act, the Bank held $764.4 million in unrestricted interest-earning deposits with financial institutions at September 30, 2021, an increase of $519.6 million, or 212.3%, from the $244.8 million in such deposits at December 31, 2020. This significant increase is the result of the various funds received by depositors from the CARES Act, which were held in cash balances with the Federal Reserve Bank at the end of the reporting period. From December 31, 2020, to September 30, 2021, the Bank’s combined investment portfolio increased by $181.8 million, or 32.7%, from $556.7 million to $738.5 million. The growth in the investment portfolio was comprised of a $134.2 million increase in our holdings of held-to-maturity securities, which increased by 288.0%, from $46.6 million to $180.8 million, a $46.6 million increase in available-for-sale securities, which increased by 9.1%, from $510.1 million to $556.7 million, and a $1.0 million increase in trading securities. The increase in the held-to-maturity portfolio was a result of a classification transfer totaling $130.5 million on April 30, 2021 from the available-for-sale portfolio. This transfer was done to mitigate the risk to the quarterly market valuation on the available-for-sale portfolio when rates rise. Management believes that the Bank maintains an adequate level of liquidity.

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

The following table contains information regarding our nonperforming assets as well as restructured loans as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Non-accrual loans:
Commercial & industrial	$7,853	$8,750
Commercial mortgage	37,749	6,618
Residential mortgage	1,742	2,575
Other consumer [1]	199	196
Total non-accrual loans	47,543	18,139

Loans past due 90 days and still accruing:
Commercial & industrial	-	387
Commercial mortgage	136	471
Residential mortgage	421	129
Automobile	61	43
Other consumer[1]	899	1,097
Total loans past due 90 days and still accruing	1,517	2,127
Total nonperforming loans	49,060	20,266

Other real estate owned (OREO):
Commercial real estate	-	-
Residential real estate	-	-
Total other real estate owned	-	-
Total nonperforming assets	$49,060	$20,266

Restructured loans:
Accruing loans	$14,213	$15,937
Non-accruing loans (included in nonaccrual loans above)	34,993	4,718
Total restructured loans	$49,206	$20,655

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

The above table indicates that nonperforming loans increased by $28.8 million during the nine months ended September 30, 2021, which resulted from the increase in total non-accrual loans by $29.4 million, from $18.1 million to $47.5 million. The increases in total non-accrual loans were due to the increases of $31.1 million in commercial mortgage, partially offset by decreases of $897 thousand in commercial & industrial loans, and $833 thousand in residential mortgage loans. In addition, total loans past due 90 days and still accruing decreased by $610 thousand from $2.1 million to $1.5 million. The decreases were $387 thousand in commercial & industrial loans, $335 thousand in commercial mortgage loans, and $198 thousand in other consumer loans. These were partially offset by the increase of $292 thousand in residential loans.

At September 30, 2021, the Bank’s largest nonperforming loans are four commercial mortgage loans totaling $34.4 million from four relationships of $28.9 million, $3.2 million $1.3 million and $1.0 million, respectively, and one commercial & industrial loan relationship totaling $7.4 million. These loans were placed on non-accrual due to deficiencies in the underlying cash flow to service the monthly loan payments and meet operating expenses. At this time, management believes that the collateral and the allocated allowance for loan losses is adequate to cover these loans; however, should property values deteriorate, additional write-downs or additional provisions may be necessary.

Analysis of Allowance for Loan Losses

The allowance for loan losses was $38.0 million, or 2.78% of outstanding gross loans, as of September 30, 2021, as compared to $34.8 million, or 2.43% of outstanding gross loans, at December 31, 2020.

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

The following table summarizes the changes in our allowance for loan losses:

	Commercial	Residential Mortgages	Consumer	Total
	(Dollars in thousands)
Nine Months Ended September 30, 2021
Allowance for loan losses:
Balance at beginning of period	$21,213	$1,990	$11,602	$34,805
Charge-offs	(77)	(98)	(3,548)	(3,723)
Recoveries	173	-	1,367	1,540
Provision	1,992	453	2,980	5,425
Balance at end of period	$23,301	$2,345	$12,401	$38,047

Allowance balance at end of period related to:
Loans individually evaluated for impairment	$3,504	$50	$1,048	$4,602
Loans collectively evaluated for impairment	19,797	2,295	11,353	33,445
Ending balance	$23,301	$2,345	$12,401	$38,047

Loan balances at end of period:
Loans individually evaluated for impairment	$61,043	$2,922	$1,207	$65,172
Loans collectively evaluated for impairment	1,000,889	132,150	172,700	1,305,739
Ending balance	$1,061,932	$135,072	$173,907	$1,370,911

Nine Months Ended September 30, 2020
Allowance for loan losses:
Balance at beginning of period	$18,360	$1,490	$8,020	$27,870
Charge-offs	(912)	-	(3,274)	(4,186)
Recoveries	386	-	1,300	1,686
Provision	2,745	480	4,183	7,408
Ending balance	$20,579	$1,970	$10,229	$32,778

Allowance balance at end of period related to:
Loans individually evaluated for impairment	$4,154	$2	$1,036	$5,192
Loans collectively evaluated for impairment	16,425	1,968	9,193	27,586
Ending balance	$20,579	$1,970	$10,229	$32,778

Loan balances at end of period:
Loans individually evaluated for impairment	$30,756	$2,988	$1,102	$34,846
Loans collectively evaluated for impairment	1,032,982	125,491	207,935	1,366,408
Ending balance	$1,063,738	$128,479	$209,037	$1,401,254

Year Ended December 31, 2020
Allowance for loan losses:
Balance at beginning of year	$18,360	$1,490	$8,020	$27,870
Charge-offs	(1,069)	-	(4,559)	(5,628)
Recoveries	399	-	1,806	2,205
Provision	3,523	500	6,335	10,358
Ending balance	$21,213	$1,990	$11,602	$34,805

Allowance balance at end of year related to:
Loans individually evaluated for impairment	$3,500	$4	$1,264	$4,768
Loans collectively evaluated for impairment	17,713	1,986	10,338	30,037
Ending balance	$21,213	$1,990	$11,602	$34,805

Loan balances at end of year:
Loans individually evaluated for impairment	$36,031	$2,730	$1,343	$40,104
Loans collectively evaluated for impairment	1,068,463	126,717	196,402	1,391,582
Ending balance	$1,104,494	$129,447	$197,745	$1,431,686

Management evaluates all impaired loans not less frequently than quarterly in conjunction with our calculation and determination of the adequacy of the allowance for loan losses.

The Bank has one significant borrowing relationship in bankruptcy totaling $7.4 million at September 30, 2021. The Bank has calculated a specific reserve within the allowance for this borrowing relationship in bankruptcy in the amount of $3.5 million, and believes it has sufficient collateral for the remaining amount. As a result, the Bank’s management believes at June 30, 2021, there is sufficient coverage to protect the Bank’s exposure to this relationship.

Total Cash and Cash Equivalents

Total cash and cash equivalents were $815.5 million and $287.6 million at September 30, 2021 and December 31, 2020, respectively. This significant increase is the result of the various funds received from the CARES Act, largely from the American Rescue Plan Act of which $278.0 million was pending disbursement as of September 30, 2021, and was held in cash balances with the Federal Reserve Bank. This balance, which is comprised of cash and due from bank balances and interest-bearing deposits that we maintain at other financial institutions (including the Federal Reserve Bank of San Francisco, but excepting restricted cash), will vary depending on daily cash settlement activities, the amount of highly liquid assets needed based on known events such as the repayment of borrowings and scheduled withdrawals, and actual cash on hand in the Bank’s branches.

The following table sets forth the composition of our cash and cash equivalent balances at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020	Variance
Cash and due from banks	$51,082	$42,875	$8,207
Interest-bearing deposits with financial institutions	764,387	244,753	519,634
Total cash and cash equivalents	$815,469	$287,628	$527,841

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

At September 30, 2021, the carrying value of the investment securities portfolio (excluding ASC Trust LLC stock and Federal Home Loan Bank stock) totaled $738.5 million, which represents a $181.8 million increase from the portfolio balance of $556.7 million at December 31, 2020. The table below sets forth the amortized cost and fair value of our investment securities portfolio, with gross unrealized gains and losses, at September 30, 2021 and December 31, 2020:

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$254,884	$-	$(8,285)	$246,599
U.S. government agency pool securities	22,998	5	(116)	22,887
U.S. government agency or GSE residential mortgage-backed securities	285,273	2,757	(833)	287,197
Total	$563,155	$2,762	$(9,234)	$556,683
Securities Held-to-Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$143,180	$562	$(565)	$143,177
U.S. government agency pool securities	3,682	12	(38)	3,656
U.S. government agency or GSE residential mortgage-backed securities	33,897	147	(74)	33,970
Total	$180,759	$721	$(677)	$180,803

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$300,440	$54	$(2,348)	$298,146
U.S. government agency pool securities	28,783	29	(206)	28,606
U.S. government agency or GSE residential mortgage-backed securities	176,912	6,447	-	183,359
Total	$506,135	$6,530	$(2,554)	$510,111
Securities Held-to-Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$33,221	$93	$(15)	$33,299
U.S. government agency pool securities	4,515	15	(36)	4,494
U.S. government agency or GSE residential mortgage-backed securities	8,848	280	(10)	9,118
Total	$46,584	$388	$(61)	$46,911

At September 30, 2021 and December 31, 2020, investment securities ^with a carrying value of $666.8 million and $360.6 million, respectively, were pledged to secure various government deposits and other public requirements.

The amortized cost and fair value of investment securities by contractual maturity at September 30, 2021 and December 31, 2020, follows:

	September 30, 2021
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$169	$169	$-	$-
Due after one but within five years	3,970	3,971	1,687	1,708
Due after five but within ten years	192,046	188,931	25,573	25,184
Due after ten years	366,970	363,612	153,499	153,911
Total	$563,155	$556,683	$180,759	$180,803

	December 31, 2020
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$5,115	$5,121	$11,990	$12,070
Due after one but within five years	13,255	13,432	2,325	2,358
Due after five but within ten years	129,708	131,340	26,214	26,348
Due after ten years	358,057	360,218	6,055	6,135
Total	$506,135	$510,111	$46,584	$46,911

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at September 30, 2021 and December 31, 2020:

	September 30, 2021
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value
Securities Available for Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(5,234)	$176,270	$(3,051)	$70,330	$(8,285)	$246,600
U.S. government agency pool securities	(32)	3,143	(84)	18,070	(116)	21,213
U.S. government agency or GSE residential mortgage-backed securities	(833)	161,345	-	-	(833)	161,345
Total	$(6,099)	$340,758	$(3,135)	$88,400	$(9,234)	$429,158

Securities Held to Maturity
US government agency and sponsored Agencies (GSE) debt securities	$(426)	$43,403	$(139)	$4,861	$(565)	$48,264
U.S. government agency pool securities	(26)	1,758	(12)	542	(38)	2,300
U.S. government agency or GSE residential mortgage-backed securities	(74)	18,512	-	-	(74)	18,512
Total	$(526)	$63,673	$(151)	$5,403	$(677)	$69,076

	December 31, 2020
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value
Securities Available for Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(2,348)	$243,089	$-	$-	$(2,348)	$243,089
U.S. government agency pool securities	(22)	3,735	(184)	22,672	(206)	26,407
Total	$(2,370)	$246,824	$(184)	$22,672	$(2,554)	$269,496

Securities Held to Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(15)	$14,985	$-	$-	$(15)	$14,985
U.S. government agency pool securities	-	-	(36)	2,923	(36)	2,923
U.S. government agency or GSE residential mortgage-backed securities	(10)	506	-	-	(10)	506
Total	$(25)	$15,491	$(36)	$2,923	$(61)	$18,414

The Company does not believe that any of the investment securities that were in an unrealized loss position as of September 30, 2021, which included a total of 116 securities, were other-than-temporarily impaired. Specifically, the 116 securities were comprised of 34 Small Business Administration Pool securities, 21 agency securities issued by Federal Home Loan Bank (FHLB), 30 agency securities issued by Federal Home Loan Mortgage Corporation (FHLMC), 18 mortgaged-backed securities and 1 agency security issued by Federal National Mortgage Association (FNMA), and 12 agency securities issued by Federal Farm Credit Banks (FFCB).

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

Deposits

At September 30, 2021, total deposit liabilities increased by $643.5 million from the approximately $2.1 billion at December 31, 2020. Interest-bearing deposits increased by $181.4 million, to $1.53 billion at September 30, 2021, compared to $1.35 billion at December 31, 2020, and non-interest bearing deposits increased by $462.1 million, to $1.23 billion at September 30, 2021, from $770.0 million at December 31, 2020. The 30.4% increase in total deposits was primarily due to the receipt of funds from various COVID-19 federal relief programs of which $283.1 million is from the American Rescue Plan Act of 2021 (“ARPA”).

The following table sets forth the composition of our interest-bearing deposit portfolio with the balances and average interest rates at September 30, 2021 and December 31, 2020, respectively:

	September 30, 2021		December 31, 2020
	Balance	Average rate	Balance	Average rate
Interest-bearing checking accounts	$351,388	0.03%	$322,933	0.12%
Savings accounts	1,152,309	0.03%	754,042	0.18%
Certificates of deposit	26,486	0.09%	271,832	0.36%
Total interest-bearing deposits	$1,530,183	0.03%	$1,348,807	0.17%

As mentioned earlier, the Bank has expanded its operations and its branch network since it first opened in 1972, first in Guam, then in the other islands of our region and in San Francisco, California. As time has passed, the Bank has gathered market share in each of the islands. In recent years, in order to diversify its geographic market, the Bank has increased its focus on growth in the California region. The following table provides figures for deposits in the Bank’s administrative regions at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Guam	$1,458,865	$1,197,656
Commonwealth of the Northern Mariana Islands	729,343	363,875
The Freely Associated States of Micronesia *	521,140	509,817
California	52,972	47,496
Total	$2,762,320	$2,118,844

*	The Freely Associated States (FAS) are comprised of the Federated States of Micronesia (Chuuk, Kosrae, Pohnpei and Yap), the Republic of the Marshall Islands and the Republic of Palau.

During the nine months ended September 30, 2021, the Bank’s deposits increased by $643.5 million (30.4%) to $2.76 billion compared to December 31, 2020.  During this period the increase in our deposits were in our Guam branches by $261.2 million, CNMI branches by $365.5 million, FAS branches by $11.3 million, and our California region by $5.5 million. The significant increase in deposits in these regions is primarily from the various COVID-19 federal relief programs.

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

On June 29, 2021, the Company issued $20.0 million of its 4.75% Fixed-to-Floating Rate Subordinated Notes, due July 1, 2031 (the “2031 Notes”). The 2031 Notes are intended to qualify as Tier 2 capital for regulatory capital purposes for the Company. The 2031 Notes have a ten-year term and initially bear interest at a fixed annual rate of 4.75%. Beginning July 1 2026, the interest rate will reset quarterly to the then-current three-month SOFR plus 413 basis points. On July 6, 2021, with the approval of the Federal Reserve Bank of San Francisco, the Company used $6.2 million of the proceeds from the 2031 Notes to acquire an additional 25% of the stock of ASC Trust LLC at the third and final closing pursuant to the 2016 Stock Purchase Agreement between the Company and David J. John. The Company intends to use the remainder of the proceeds from the 2031 Notes for general corporate purposes.

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

At September 30, 2021 and at December 31, 2020, the Company had no short-term borrowings.

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

At September 30, 2021, our liquid assets, which include cash and due from banks, interest-earning deposits with financial institutions (excluding restricted cash), and investment securities available-for-sale totaled $1.4 billion, up $574.4 million from $797.7 million at December 31, 2020. This increase is comprised of a $519.6 million increase in interest bearing deposits in banks, and the $46.6 million increase in investment securities available-for-sale. The increase in interest bearing deposits in banks is primarily due to the receipt of $283.1 million in ARPA funds that have yet to be disbursed.

Management believes we have sufficient cash to meet the demands of the distribution of funds under the CARES Act. However, we will monitor our vault cash on a daily basis, and if the need arises we will acquire additional cash by drawing down our deposits with other financial institutions, including the Federal Bank of San Francisco.

Contractual Obligations

The Bank utilizes facilities, equipment and land under various operating leases with terms, including renewal options, ranging from 1 to 99 years.

The following table provides the maturities of lease liabilities at September 30, 2021:

	Operating Leases (a)	Total
2021	$792	$792
2022	2,780	2,780
2023	2,532	2,532
2024	2,420	2,420
2025	2,288	2,288
After 2025	35,570	35,570
Total lease payments	46,382	46,382
Less: Interest (b)	21,702	21,702
Present value of lease liabilities (c)	$24,680	$24,680

Note: For leases commencing prior to 2019, minimum lease payments exclude payments to landlords for real estate taxes and common area maintenance.

(a)	Operating lease payments include $21.5 million related to options to extend lease terms that are reasonably certain of being exercised.
(b)	Calculated using the incremental borrowing rate based on the lease term for each lease.
(c)	Includes the current portion of $2.0 million for operating leases.

The Bank leases certain facilities from two separate entities in which two of its directors have separate ownership interests. Lease payments made to these entities during the nine months ended September 30, 2021 and 2020,  approximated $302 thousand and $237 thousand, respectively. During the three months ended September 30, 2021 and 2020, lease payments made to these entities approximated $97 thousand and $89 thousand, respectively

Additionally, the Bank leases office space to third parties, with original lease terms ranging from 1 to 3 years with option periods ranging up to 12 years. At September 30, 2021, minimum future rents to be received under non-cancelable operating sublease agreements were $13 thousand, $44 thousand, and $26 thousand for the periods ending December 31, 2021, 2022, and 2023, respectively.

A summary of rental activities for the three and nine months ended September 30, 2021, respectively, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Rent expense	$1,016	$1,015	$3,056	$3,016
Total rent expense	$1,016	$1,015	$3,056	$3,016

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

A summary of financial instruments with off-balance-sheet risk at September 30, 2021 and December 31, 2020, is as follows:

	September 30, 2021	December 31, 2020
Commitments to extend credit	$159,408	$159,405

Letters of credit:
Standby letters of credit	$55,349	$52,827
Commercial letters of credit	2,367	2,574
Total	$57,716	$55,401

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

The Bank considers its standby and commercial letters of credit to be guarantees. At September 30, 2021, the maximum undiscounted future payments that the Bank could be required to make was $57.7 million. Almost all of these arrangements mature within one year. The Bank generally has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized; however, several that are extended to the Bank’s most creditworthy customers are unsecured. The Bank has recorded $47 thousand in reserve liabilities associated with commitments to extend credit and letters of credit at September 30, 2021.

Mortgage loans serviced for others are not included in the accompanying condensed consolidated statements of financial condition. The unpaid principal balances of mortgage loans serviced for others were $184.9 million and $186.9 million at September 30, 2021 and December 31, 2020, respectively. At September 30, 2021, and December 31, 2020, the Bank recorded mortgage servicing rights of $1.9 million and $1.7 million, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital and Common Equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). As of September 30, 2021 and December 31, 2020, the Bank met all capital adequacy requirements to which it is subject.

As of September 30, 2021, the Bank’s capital ratios each exceeded the Federal Deposit Insurance Corporation’s well capitalized standards under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There have been no conditions or events since the most recent FDIC notification that management believes have changed the Bank’s category.

The Company’s required and actual capital amounts and ratios as of September 30, 2021 and December 31, 2020, were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2021:
Total capital (to Risk Weighted Assets)	$214,927	14.428%	$119,174	8.000%	$148,967	10.000%
Tier 1 capital (to Risk Weighted Assets)	$161,056	10.811%	$89,380	6.000%	$119,174	8.000%
Tier 1 capital (to Average Assets)	$161,056	5.443%	$118,355	4.000%	$147,944	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$151,273	10.155%	$67,035	4.500%	$96,829	6.500%

At December 31, 2020:
Total capital (to Risk Weighted Assets)	$206,381	14.307%	$115,401	8.000%	$144,252	10.000%
Tier 1 capital (to Risk Weighted Assets)	$173,141	12.003%	$86,551	6.000%	$115,401	8.000%
Tier 1 capital (to Average Assets)	$173,141	7.466%	$92,765	4.000%	$115,956	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$163,359	11.325%	$64,913	4.500%	$93,764	6.500%

Since the formation of BankGuam Holding Company in 2011, our assets have grown by 173.6% ($1.9 billion), while our stockholders’ equity has increased by 101.6% ($90.1 million, including $76.8 million in retained earnings). The growth in equity has contributed to help keep the capital ratios to be well above the well capitalized standards.

The Bank continues to receive a large influx of deposits from federal relief programs due to the COVID-19 pandemic, which largely increased its total cash and cash equivalents on its balance sheet resulting in an increase in its average assets in September 30, 2021 by approximately $647.9 million to $2.96 billion from $2.31 billion in December 31, 2020. This growth resulted in an adverse impact on its ratio of Tier 1 capital to average assets. Management believes that the Bank has the capacity to absorb the growth in total assets, and the tools needed to move deposits off its balance through its Trust services to continue to be above the well capitalized standards under the regulatory framework for prompt corrective action.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BANKGUAM HOLDING COMPANY

Date: November 12, 2021	By:	/s/ JOAQUIN P.L.G. COOK
Joaquin P.L.G. Cook, President and Chief Executive Officer

Date: November 12, 2021	By:	/s/ FRANCISCO M. ATALIG
Francisco M. Atalig, Senior Vice President and Chief Financial Officer