Form 10-K
period 2021-12-31
BankGuam Holding Co
filed 2022-03-28
CIK 1527383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Securities registered pursuant to Section 12(b) of the Act: None

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $48,386,283 based on the number of shares held by non-affiliates of the registrant as of June 30, 2021, and based on the closing sale price of common stock on June 30, 2021, which is the last business day of the registrant’s most recently completed second fiscal quarter. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of March 28, 2022, there were 9,721,378 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2022 annual meeting of shareholders (the “2022 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2022 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
•

The effects of and changes in trade, monetary and fiscal policies and laws, including the interest rate policies of the Federal Open Market Committee of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”); and the anticipated elimination of the London Interbank Offered Rate (“LIBOR”) as a benchmark interest rate;

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

In May 2016, the Company entered into a Stock Purchase Agreement (the “Agreement”) to acquire up to 70% of ASC Trust LLC, formerly ASC Trust Corporation, a Guam trust company. In July 2016, subsequent to the approval of the Federal Reserve Bank of San Francisco in June 2016, the first purchase of 25% of ASC Trust LLC was completed. In July 2019, the Company completed the second purchase of an additional 20% of ASC Trust LLC, bringing its ownership percentage to 45%. As stated in Note 5 – Investment Securities, and with the approval of the Federal Reserve Bank of San Francisco, an additional 25% of ASC Trust LLC was purchased by the Company in July 2021. This transaction brought the Company’s ownership of ASC Trust LLC to 70%, and completes the transactions contemplated by the Agreement. The Company evaluated its ownership in ASC Trust LLC after the last transaction in accordance to ASC 810 – Consolidation, and determined that the Company has control over ASC Trust LLC requiring consolidation. See Note 22 – Acquisitions for the details of the accounting treatment of the consolidation in accordance to ASC 805 – Business Combinations. ASC Trust LLC is primarily involved in administering 401(k) retirement plans and other employee benefit programs for its customers.

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

Bank of Guam

The Bank is a Guam-chartered bank headquartered at 111 West Chalan Santo Papa in Hagåtña, Guam 96910. It was incorporated in March 1972 and opened for business in December of that year. We operate through 17 full service branch offices, including 7 in Guam; one each in Saipan, Tinian and Rota, all in the Commonwealth of the Northern Mariana Islands; one in the Republic of Palau; one each in the states of Yap, Chuuk, Pohnpei and Kosrae in the Federated States of Micronesia; one in the Republic of the Marshall Islands; and one in San Francisco, California. In 2020 and 2021, the Bank permanently closed the Malesso, Tumon, Dededo, and Harmon branches in Guam and the Chalan Piao branch in Saipan. The Bank has been adding digital channels to its product delivery system for several years. The COVID-19 pandemic has accelerated the adoption of those digital channels by our customers, which was considered in our decision to close those branches.

Due to the Company’s concerns for the health and safety of its customers and employees, in March 2020 the Bank temporarily closed seven of its branches in Guam, and one of its branches in the CNMI, and limited the number of customers allowed to be in its remaining facilities at any one time to 50. During 2020, the Bank re-opened four of its branches in Guam, while four branches remain closed. Currently one branch in Guam remains closed due to renovations, and will reopen upon completion. The Bank continues to limit the number of customers allowed in its facilities to be in compliance with local regulations related to the COVID-19 pandemic. The Bank continues to provide a secure telecommuting program for those personnel who are able to perform their responsibilities remotely, the computer hardware and software needed to support those tasks, and established teleconferencing capabilities to reduce the number of people in attendance at all of its larger group meetings. To accommodate working remotely some internal procedures have been modified to maintain our internal control over financial reporting.

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

Our lending products include commercial, real estate, construction, consumer and Small Business Administration-guaranteed loans. We also provide home mortgage and home equity loans. Commercial loans and industrial loans comprise the largest portion of the Bank’s loan portfolio. Residential mortgage loans comprise the second largest portion of the Bank’s loan portfolio. At December 31, 2021, the Bank had a loan concentration in Commercial Real Estate loans for rentals and property development management purposes totaling $313.3 million, representing 23.7% of our $1.32 billion in total loans outstanding.

We offer a wide range of deposit products for retail and business banking markets including checking accounts, interest-bearing transaction accounts, savings accounts, time deposits and retirement accounts. Our branch network enables us to attract deposits from throughout our market area with a customer-oriented product mix, competitive pricing and convenient locations. At December 31, 2021, the Bank had deposit concentrations in government savings and demand deposits totaling $565.2 million (22.3%) and $430.3 million (17.0%), respectively, of our $2.53 billion in total deposits.

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

Competition

Banking and the financial services industry in Guam are highly competitive. The market is dominated by the Bank, two of Hawaii’s largest banks and two locally-organized federal credit unions. Also, as a result of the U.S. military presence as a longtime employer, military credit unions have physical branches at the island’s main military facilities and in the civilian community. The Bank’s presence in the remaining areas of the western Pacific is less competitive, and in some areas the Bank is the dominant financial services organization. In the San Francisco Bay area, where the Bank has had a branch office since 1983, the Bank’s California division primarily focuses its lending efforts on owner-occupied commercial real estate and commercial investor properties. The division provides financing to hotels, gasoline service stations, apartments, office and retail space, and residential care homes for the elderly and disabled, and also works closely with selected banks in loan participations. Framing this environment is the increasingly competitive setting as a result of regulatory, technological and product delivery systems changes.

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

Employees

At December 31, 2021, the Bank had 529 full-time employees and 537 total employees. The Bank’s employees are not represented by any union or collective bargaining agreement, and the Bank believes its employee relations are good.

Supervision and Regulation

Recent Developments

The COVID-19 pandemic prompted legislative and regulatory action designed to address the pandemic’s challenges. On March 22, 2020, the federal bank regulatory agencies issued the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus , which publicly encouraged regulated depository institutions to work with borrowers experiencing financial hardship due to COVID-19.

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

On August 28, 2018, the Federal Reserve Board issued an interim final rule required by the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “EGRRCPA”) that expanded the applicability of the Federal Reserve Board’s small bank holding company policy statement (the “SBHC Policy Statement”) to bank holding companies with total consolidated assets of less than $3 billion (up from the prior $1 billion threshold). Under the SBHC Policy Statement, qualifying bank holding companies have additional flexibility in the amount of debt they can issue and are also exempt from the Basel III capital standards (although subsidiary depository institutions of qualifying bank holding companies remain subject to capital requirements). The Company currently has less than $3 billion in total consolidated assets and would likely qualify under the revised SBHC Policy Statement. However, the Company does not currently intend to issue a material amount of debt or take any other action that would cause its capital ratios to fall below the minimum ratios required by the Basel III capital standards.

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

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Des Moines. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its members. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. As an FHLB member, the Bank is required to own a certain amount of capital stock in the FHLB. At December 31, 2021, the Bank was in compliance with the FHLB’s stock ownership requirement.

Regulatory Capital Guidelines. The federal banking agencies have established minimum capital standards known as risk-based capital guidelines. These guidelines are intended to provide measures of capitalization that reflect the degree of risk associated with a bank’s operations. The risk-based capital guidelines include both a definition of capital and a framework for calculating the amount of capital that must be maintained against a bank’s assets and off-balance sheet items. The amount of capital required to be maintained is based upon the credit risks associated with the various types and quality of a bank’s assets and off-balance sheet items. A bank’s assets and off-balance sheet items are classified under several risk categories, with each category assigned a particular risk weighting from 0% to 150%. The Bank’s Tier 1 capital consists of its capital stock, capital surplus, treasury stock, undivided earnings and the cumulative effect of the FDIC’s adjustment of our intangible assets. Our Tier 2 capital adds to Tier 1 the allowed portion of our reserves for possible loan losses. The inclusion of Tier 2 capital as qualifying capital for regulatory purposes is subject to certain other requirements and limitations of the federal banking agencies. The federal regulators require a minimum ratio of total qualifying capital to risk-adjusted assets of 8.0%, a minimum ratio of Tier 1 capital to risk-adjusted assets of 6.0%, a minimum amount of Tier 1 capital to total assets (referred to as the “leverage ratio”) of 4% and a minimum ratio of Common Equity Tier 1 Capital to risk-adjusted assets of 4.5%. The current capital standards under the U.S. adoption of Basel III also establish a 2.5% capital conservation buffer, which must consist entirely of common equity Tier 1 capital.

As of December 31, 2021, the Company’s capital levels met all minimum regulatory requirements and the Bank was considered “well capitalized” under the regulatory framework for prompt corrective action described below. There is no condition or event since December 31, 2021, that management believes has changed the Company’s or the Bank’s capitalization category.

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

On January 1, 2021, the National Defense Authorization Act was enacted by Congress. The new law establishes the most significant overhaul of anti-money laundering regulations since the Patriot Act of 2001, including: (i) new beneficial ownership reporting requirements; (ii) whistleblower and penalty enhancements; (iii) improvements to existing information sharing provisions that permit financial institutions to share information relating to suspicious activity reports for purposes of combating illicit finance risks; and (iv) provisions emphasizing the importance of risk-based approaches to anti-money laundering program requirements. Many of these amendments require the U.S. Department of Treasury and the Financial Crimes Enforcement Network (“FinCEN”) to promulgate rules. On December 7, 2021, FinCEN issued the first of three proposed rules to implement changes to the beneficial ownership reporting and related requirements. At this time, due to the fact that the other two rules have not yet been issued, we are unable to determine what impact, if any, the finalized rules may have on the operations of the Bank.

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

Cybersecurity. In March 2015, federal regulators issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. If we fail to observe the regulatory guidance, we could be subject to various regulatory sanctions, including financial penalties.

In November 2021, the federal regulators finalized a rule concerning notification requirements for banks related to significant computer security incidents. Under the final rule, a bank or its bank holding company is required to notify its applicable federal banking regulators within 36 hours of incidents that have materially disrupted or degraded, or are reasonably likely to materially disrupt or degrade, the banking organization’s ability to deliver services to a material portion of its customer base, jeopardize the viability of key operations of the organization, or impact the stability of the financial sector. The rule is effective April 1, 2022, with compliance required by May 1, 2022.

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

A downturn in our real estate markets could adversely affect our business because many of our loans are secured by real estate. Real estate lending (including commercial and construction) is a large portion of our loan portfolio. At December 31, 2021, approximately $860.5 million, or 65.1% of our loan portfolio, was secured by various forms of real estate, including residential and commercial real estate. The real estate securing our loan portfolio is concentrated in Guam and San Francisco. From time to time, there have been adverse developments affecting real estate values in one or more of our markets, and the market value of real estate can fluctuate significantly in a short period of time as a result of changing market conditions. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies, and acts of nature, such as earthquakes and typhoons. Additionally, commercial real estate lending typically involves larger loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. If real estate values decline, the value of the collateral securing some of our loans could be significantly reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished, and we would be more likely to suffer losses on defaulted loans.

Our largest loan relationships currently make up a significant percentage of our total loan portfolio.

As of December 31, 2021, our 10 largest borrowing relationships totaled $342.6 million in commitments (including unfunded commitments), or approximately 25.9% of our total gross loans. The concentration risk associated with having a small number of relatively large loan relationships is that, if one or more of these relationships were to become delinquent or suffer default, we could be at risk of material losses. The allowance for credit losses may not be adequate to cover losses associated with any of these relationships, and any loss or increase in the allowance could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

At December 31, 2021, nonperforming loans were 1.25% of the total loan portfolio, and 0.59% of total assets, as compared to 1.04% and 0.63% at December 31, 2020, respectively, indicating a decreased level of risk. Nonperforming assets adversely affect our earnings in various ways. Depending upon economic and market conditions, we may incur losses relating to an increase in nonperforming assets. We do not record interest income on non-accrual loans or other real estate owned, thereby adversely affecting our income, and increasing our loan administration costs. Upon foreclosure or similar proceedings, we record the foreclosed asset at the fair value of the asset, reduced by estimated selling costs, which may result in a loss. An increase in the level of nonperforming assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the increased risk profile. While we reduce problem assets through collection efforts, asset sales, workouts, restructurings and otherwise, decreases in the value of the underlying collateral or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, our results of operations and our financial condition.

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

For the year ended December 31, 2021, we recorded a $2.2 million provision for loan losses, charged off $5.0 million of loans, and recovered $2.4 million of loans previously charged off. At December 31, 2021, we had $860.5 million in commercial and residential real estate loans and construction loans, of which $9.8 million was on non-accrual. Nonperforming commercial & industrial loans comprise of 45.7% of our nonperforming assets, commercial real estate loans comprise 42.2%, and residential mortgage loans comprise 5.8%. Deterioration in the real estate market in Guam, San Francisco and/or the Commonwealth of the Northern Mariana Islands could affect the ability of our loan customers to service their debt, which could result in additional loan charge-offs and provisions for loan losses in the future, and could have a material adverse effect on our financial condition, results of operations and capital.

The Bank has two significant borrowing relationships in bankruptcy totaling $10.4 million at December 31, 2021. The Bank has calculated a specific reserve within the allowance for one of the borrowing relationships in bankruptcy in the amount of $3.5 million, and has sufficient collateral for both borrowing relationships. As a result, the Bank’s management believes that at December 31, 2021,  there is sufficient coverage to protect the Bank’s exposure to these relationships. In March 2022, a court ruling increased the availability of assets for one of the borrowing relationships in bankruptcy to satisfy its outstanding liabilities. The Bank believes it still has sufficient coverage to protect its current exposure.

Our business is subject to interest rate risk, and variations in interest rates may negatively affect our financial performance.

Our earnings and cash flows are highly dependent upon net interest income. Net interest income is the difference between interest income earned on interest-bearing assets, such as loans and securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. Our net interest income (including net interest spread and margin) and ultimately our earnings are impacted by changes in interest rates and monetary policy. Changes in interest rates and monetary policy can impact the demand for new loans, the credit profile of our borrowers, the yields earned on loans and securities, and the rates paid on deposits and borrowings. Given our current volume and mix of interest-bearing liabilities and interest-earning assets, we expect our interest rate spread (the difference in the rates paid on interest-bearing liabilities and the yields earned on interest-earning assets) as well as net interest income to increase as interest rates rise (as is currently anticipated) and, conversely, to decline if interest rates fall. Additionally, increasing levels of in-market and out-of-market competition in the banking and financial services business may decrease our net interest spread as well as net interest margin by forcing us to offer lower lending interest rates and pay higher deposit interest rates. Although we believe our current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates (such as a sudden and substantial increase in Prime and Fed Funds rates) as well as increasing competition may require us to increase rates on deposits at a faster pace than the yield we receive on interest-earning assets increases. The impact of any sudden and substantial move in interest rates and/or increased competition may have an adverse effect on our business, financial condition and results of operations, as our net interest income may be adversely affected.

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

Our profitability depends in part on our success in attracting and retaining a stable base of low-cost deposits. At December 31, 2021, 38.8% of our deposit base was comprised of non-interest bearing deposits, and the average rate on our interest-bearing deposits during 2021 was 0.03%. While we generally do not believe these core deposits are very sensitive to interest rate fluctuations, the competition for these deposits in our markets is strong. If we were to lose a significant portion of our low-cost deposits, it could negatively impact our liquidity and profitability.

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

As an FDIC-insured institution, the bank is assessed a quarterly deposit insurance premium. The FDIC uses a risk-based assessment system that calculates FDIC insurance premiums based on an institution’s unsecured debt, secured liabilities and brokered deposits. If the Bank or insured institutions as a whole present a greater risk to the FDIC Deposit Insurance Fund in the future than they do today, if the FDIC Deposit Insurance Fund becomes depleted in any material respect, or if other circumstances arise that lead the FDIC to determine that the FDIC Deposit Insurance Fund should be strengthened, the Bank could be required to pay significantly higher deposit insurance premiums and/or additional special assessments to the FDIC. Those premiums and/or assessments could have a material adverse effect on the Bank’s earnings, thereby reducing the availability of funds to pay dividends to the Company. Our FDIC deposit insurance expense for the year ended December 31, 2021, was $2.2 million.

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

Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and tax basis of assets and liabilities computed using enacted tax rates. If we determine that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we are required under generally accepted accounting principles to establish a full or partial valuation allowance. If we determine that a valuation allowance is necessary, we are required to incur a charge to operations. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our net deferred tax asset will be realized. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. At December 31, 2021, we had a net deferred tax asset of $14.0 million. For the year ended December 31, 2021, there was no valuation allowance because, in management’s opinion, it is more likely than not that the total net deferred tax asset of $14.0 million will be realized. If we were to determine at some point in the future that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we would be required, under generally accepted accounting principles, to establish a full or increase any partial valuation allowance, which would require us to incur a charge to operations for the period in which the determination was made. The deferred tax asset valuation allowance at December 31, 2021, was decreased by $1.3 million, as compared to a decrease of $550 thousand at December 31, 2020.

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

Historically, U.S. and global markets have been adversely impacted by political and civil unrest. The current Russia and Ukraine conflict has raised similar economic and financial market concerns causing uncertainty and disruption in financial markets globally and further straining an already struggling global supply chain. Furthermore, such events have the potential to adversely impact the availability of commodities, commodity prices, and create global inflationary pressures. These and other effects of the conflict could have a negative impact on the ability of borrowers to repay their obligations to the Bank, which could impact our reserves for loan losses and have an adverse effect on our results of operations.

We may be adversely impacted by the transition from LIBOR as a reference rate.

On March 5, 2021, the United Kingdom’s Financial Conduct Authority and the Intercontinental Exchange Benchmark Administration announced that the one-week and two-month U.S. dollar LIBOR (“USD LIBOR”) settings would cease to be published immediately after December 31, 2021. The publication of overnight and one-, three-, six-, and 12-month USD LIBOR settings were extended through June 30, 2023 to provide additional time for market participants to wind down or modify existing contracts that reference these LIBOR tenors.

In response, the Federal Reserve Board, the FDIC and the Office of the Comptroller of the Currency issued joint guidance directing banks and market participants to cease entering new LIBOR contracts after December 31, 2021, which we have done. Although most LIBOR tenors will continue to be published through June 30, 2023 to aid in the transition of legacy LIBOR contracts, as of January 1, 2022, we no longer originate loans indexed to LIBOR nor enter into modifications which create new LIBOR exposure.

During 2021, we began a transition to using a forward-looking term rate based upon the Secured the Overnight Financing Rate (“SOFR”) as the replacement benchmark index in lieu of LIBOR. Because usage of SOFR as a benchmark rate is relatively recent, changes in SOFR or market perceptions of the acceptability of SOFR as a benchmark could result in changes to our risk exposures.

Uncertainty as to the nature of other alternative reference rates and their broader acceptance by the market may also adversely affect SOFR rates and the value of SOFR-based loans, and to a lesser extent securities in our portfolio, and may impact the availability and cost of hedging instruments and borrowings, including the rates we pay on our subordinated debentures and trust preferred securities.

Such uncertainty may result in pricing volatility and increased capital requirements, accounting impacts, compliance, basis risk, legal and operational costs and risks associated with customer disclosures, discretionary actions taken or negotiation of loan modifications to move from LIBOR to SOFR prior to the June 30, 2023 cessation, reduced loan balances if borrowers do not accept the substitute indices we are able provide, systems disruption, business continuity, or model disruption. Finally, if we or other market participants fail to properly plan to implement alternative rates other than LIBOR, it could have an adverse effect on us and the financial system as a whole.

Risks Relating to Recent Economic Conditions and Governmental Response Efforts

The ongoing COVID-19 pandemic and measures intended to prevent its spread are expected to continue to have an effect on our business, results of operations and financial condition, and such effects will depend on future developments, which are highly uncertain and difficult to predict.

Global health concerns relating to the COVID-19 pandemic and related government actions taken to reduce the spread of the virus have impacted the macroeconomic environment, significantly increased economic uncertainty and reduced economic activity. Our business and earnings are closely tied to the economies of Guam, San Francisco, CNMI, FSM, RMI and ROP. These local economies rely heavily on tourism, real estate, construction, and other service-based industries. Lower visitor arrivals or spending, real or threatened acts of war or terrorism, public health issues and the spread or resurgence of the COVID-19 virus or other contagious illnesses may impact consumer and corporate spending. The impacts of the various travel restrictions, stay-at-home orders and quarantine requirements for visitors to Guam have had a dramatic impact on tourism. These events have contributed to a significant deterioration in general economic conditions in our markets which adversely impacted us and our customers’ operations. It is uncertain how long these conditions will last or how significant the impacts will be.

We have modified our business practices and operations as a result of the spread of COVID-19, including providing loan payment deferrals and adjustments to our commercial and consumer customers. Many of our employees are working from home. These measures could impair our ability to perform critical functions, increase our vulnerability to cyber attacks and information system failures, and may adversely impact our results of operations.

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

The COVID-19 pandemic is creating extensive disruptions to the global economy and the lives of individuals throughout the world. While the scope, duration and full effects of the pandemic are still not fully known, the pandemic and related efforts to contain it have disrupted global economic activity, adversely affected the functioning of financial markets, impacted interest rates, increased economic and market uncertainty and disrupted trade and supply chains. The lack of comparable recent events to provide guidance as to the economic recovery from the effects of the COVID-19 pandemic make it difficult to predict what further effects the pandemic might have. If these effects continue for a prolonged period or result in sustained economic stress or recession, many of the other risk factors identified below could be exacerbated and such effects could have a material adverse impact on us in a number of ways related to credit, collateral, capital, customer demand, funding, liquidity, operations, interest rate risk, and human capital.

Risks Related to Our Securities

Our principal shareholders have significant influence over us, and their interests could conflict with those of our other shareholders.

Currently, approximately 41.0% of the outstanding shares of our voting stock are subject a voting trust agreement granting Lourdes A. Leon Guerrero certain rights as trustee of the voting trust, including the power and discretion to vote the shares subject to the voting trust agreement. As a result, Ms. Leon Guerrero is able to influence matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other extraordinary transactions, subject to the limitations on her activities set forth in the voting trust agreement which is an exhibit to this report. Ms. Leon Guerrero may have interests that differ from other shareholders and may vote in a way with which other shareholders disagree and which may be adverse to their interests. The concentration of ownership may also have the effect of delaying, preventing, or deterring a change of control of the Company, could deprive our shareholders of an opportunity to receive a premium for their common stock as part of a private sale of their shares of the Company, subject us to the influence of a presently unknown third party if the terms of the voting trust agreement change and might ultimately affect the market price of our common stock.

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

In 2020, the Bank permanently closed the Malesso and Tumon branches. In addition, the Bank closed the Dededo, Harmon and Chalan Piao branches in 2021.

For additional information on operating leases and rent expense, see Note 19 to the Consolidated Financial Statements.

ITEM 3.	Legal Proceedings

Neither the Company nor the Bank is involved in any legal proceedings other than those occurring on a routine basis in the ordinary course of business. The majority of such proceedings have been initiated by the Bank in the process of collecting delinquent loans. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition, results of operations and cash flows of the Company as of December 31, 2021.

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

As of March 28, 2022, there were approximately 4,511 holders of record of common stock. There are no other classes of common equity.

Dividends

Payment of dividends by the Company on its common stock is subject to various factors, including regulatory restrictions and guidelines. See Part I. Item 1. “Business – Supervision and Regulation – Regulation of BankGuam Holding Company” and “ – Regulation of the Bank” for further detail.

The Company declared and paid dividends of $0.10 per share to stockholders as of a declaration date for each share of common stock outstanding in each of the eight calendar quarters ended December 31, 2021. The decision whether to pay future dividends will be made by our Board of Directors in light of conditions then existing, including factors such as our results of operations, financial condition, business conditions, regulatory capital requirements and covenants under any applicable contractual arrangements, including agreements with regulatory authorities.

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

	At December 31, 2021
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	$8.39	1,322,616
Equity compensation plans not approved by security holders	-	$-	-
Total	-	$8.39	1,322,616

ITEM 6.	[Reserved]

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

For the year ended December 31, 2021, net income attributable to common stockholders was $20.0 million, or $2.06 per basic and diluted common share. For the year ended December 31, 2020, net income was $11.9 million, or $1.23 per basic and diluted common share.

The returns on average assets and average equity for the year ended December 31, 2021, were 0.75% and 12.31%, respectively, compared to 0.55% and 7.21%, respectively, for 2020. The equity to asset ratios for the same periods were 6.47% and 7.53%, respectively, while the dividend payout ratios were 24.06% and 35.40%, respectively. As provided in the 2019 Form 10-K that was filed with the Securities and Exchange Commission on March 19, 2020, the returns on average assets and average equity for the year ended, were 0.83% and 10.23%, respectively. For that year, the equity to assets ratio and dividend payout ratio were 8.41% and 27.30%, respectively.

The following are major factors that impacted the Company’s results of operations:

•

Net interest income decreased 2.3% to $80.6 million for the year ended December 31, 2021, from $82.5 million for the year ended December 31, 2020, due to a $2.3 million decrease in interest income, partially offset by a decrease of $359 thousand in interest expense.

•

The net interest margin decreased 85 basis points to 3.02% for the year ended December 31, 2021, compared with 3.87% for the year ended December 31, 2020. The decrease in the net interest margin for 2021 compared to 2020 was primarily due to a 44 basis point decrease in the average yield on our loan portfolio, and a 9 basis point decrease in the average yield on our deposits with other financial institutions, partially offset by a 7 basis point increase in the average yield on our securities portfolio, and the decrease of 4 basis points on the average rates that we paid on deposits.

•

The provision for loan losses was $2.2 million for the year ended December 31, 2021, $8.2 million lower than the provision during 2020. The 2021 provision decreased to reflect the improvement in credit quality of the Bank’s loans, the decrease in net charge-offs, the smaller loan portfolio, and the decrease in the specific reserve for consumer loans 0-59 days delinquent, which resulted in a $7.0 million reversal to the provision during the year. The provision recorded in 2021 is deemed by management to provide a sufficient allowance for loan losses based on the current risks to the overall loan portfolio and to net losses of $2.5 million during the year, including $6 thousand assigned to the reserve for off-balance sheet risk.

•

Non-interest income was $27.9 million for the year ended December 31, 2021, $11.5 million more than the $16.4 million for the year ended December 31, 2020. The increase in non-interest income in 2021 compared to 2020 was primarily due to a $5.5 million increase in service charges and fees, largely due to the fee income from ASC Trust LLC, a $3.8 million increase in other income, primarily due to a $3.4 million gain from the valuation of pre-existing interest in ASC Trust

LLC, the $2.2 million increase in cardholder net income, and the $962 thousand in merchant net income, partially offset by a $1.0 million decrease in trustee fees.
•

Non-interest expense was $80.3 million for the year ended December 31, 2021, compared to $72.6 million for the year ended December 31, 2020. The increase of $7.7 million, or 10.6% is primarily due to an increase of $3.2 million in salaries and employee benefits, a $2.7 million increase in furniture and equipment expenses, a $753 thousand increase in FDIC assessment, a $630 thousand increase in general, administrative and other expenses, primarily from ASC Trust LLC, a $623 thousand increase in professional services, and a $415 thousand increase in education expenses, partially offset by a $669 thousand decrease in other real estate owned expenses.

•

The 68.1% increase of net after tax income to $21.0 million in 2021 compared to $12.5 million 2020 was due to the $11.5 million rise in non-interest income, and the decrease of $8.2 million in provision for loan losses, partially offset by the $1.9 million decrease in net interest income, an increase of $7.7 million in non-interest expense, and the increase of $1.6 million in income tax expense.

The following are important factors in understanding our current financial condition and liquidity position:

•

Cash, interest-bearing deposits in other banks, and investment securities available-for-sale collectively increased by $259.0 million (32.5%), to $1.1 billion, at December 31, 2021, from $797.7 million at December 31, 2020. This increase in liquid assets is due to an increase of $276.0 million in interest bearing deposits in other banks, partially offset by a decrease of $10.7 million in securities available-for-sale, and a reduction of $6.2 million in cash.

•

Total assets increased by $439.2 million or 18.7%, from $2.35 billion at December 31, 2020, to $2.79 billion at December 31, 2021. This increase was composed of a $269.8 million or 93.8% increase in cash and cash equivalents to $557.4 million at December 31, 2021 compared to $287.6 million at December 31, 2020, the increase in investment securities by $255.0 million to $811.7 million at December 31, 2021 compared to $556.7 million at December 31, 2020, the increase of $12.2 million in Goodwill to $13.0 million at December 31, 2021 compared to $783 thousand at December 31, 2020, the increase of $10.7 million in Intangible assets at December 31, 2021 compared to zero at December 31, 2020, and the increase of $8.3 million in other assets to $84.6 million at December 31, 2021 compared to $76.3 million at December 31, 2020, partially offset by the decrease of $109.0 million in net loans (net of deferred fees and the allowance for loan losses) to $1.28 billion at December 31, 2021, compared to $1.39 billion at December 31, 2020, and a decrease of $7.7 million in investment in unconsolidated subsidiary to zero at December 31, 2021 compared to $7.7 million at December 31, 2020. The decrease in loans was primarily attributable to a decrease of $85.2 million in gross commercial loans, to $1.01 billion at the end of 2021 compared to $1.10 billion a year earlier, of which $60.1 million is attributed to the forgiveness and principal paydowns of PPP loans, and the decrease of $25.2 million in gross consumer loans, to $302.0 million at December 31, 2021, from $327.2 million at December 31, 2020. The contra to the increase of total assets, total liabilities increased by $435.5 million, to $2.61 billion at December 31, 2021, based upon an increase of $414.4 million in total deposits from the previous year end largely due to the receipt of various COVID related federal funds, and the increase of $19.6 million in subordinated debt to $34.4 million at December 31, 2021 from $14.8 million at December 31, 2020 . Enhancing the effect of the increase in total liabilities, total stockholders’ equity increased by $3.7 million, composed of the $16.1 million increase in retained earnings, a $7.3 million increase in non-controlling interest, and a $133 thousand increase in additional paid-in common stock,  partially offset by a $19.8 million reduction in accumulated other comprehensive loss.

•	Classified assets increased to $68.4 million at December 31, 2021, compared to $92.5 million at December 31, 2020.
•

The allowance for loan losses at December 31, 2021, was $34.4 million, or 2.60% of total gross loans. The allowance for loan losses at December 31, 2020, was $34.8 million, or 2.43% of total gross loans.

•	Nonperforming loans increased by $1.6 million to $16.5 million, or 1.25% of total gross loans, at December 31, 2021, from $14.9 million, or 1.04% of total gross loans, at December 31, 2020.
•	Net loan charge-offs were $2.5 million during the year ended December 31, 2021, as compared to the $3.4million in net charge-offs for the year ended December 31, 2020.
•

The ratio of noncore funding of $14.2 million (which consists of $250,000 and over time deposits plus short-term borrowings) to total assets was 0.51% at December 31, 2021, compared to $14.2 million, or 0.60% of total assets, at December 31, 2020.

•

The loan-to-deposit ratio decreased to 52.2% at December 31, 2021, as compared to 67.6% at December 31, 2020, due to the $414.4 million growth in deposits, and the decrease in total gross loans by $110.4 million.

•

There are no conditions or events since the notification that management believes have changed the Bank’s category. The Company’s capital ratios significantly exceed regulatory requirements for a well-capitalized financial institution. The leverage ratio of the Company was 5.79%, with a Tier 1 risk-based capital ratio of 11.49%, a total risk-based capital ratio of 15.16%, and a common equity Tier 1 risk-based capital ratio of 10.82% at December 31, 2021, compared to the leverage ratio of 7.47%, with a Tier 1 risk-based capital ratio of 12.00%, a total risk-based capital ratio of 14.31% and a common equity Tier 1 risk-based capital ratio of 11.33% at December 31, 2020. The changes in our capital ratios from December 31, 2020, to December 31, 2021, were primarily due to the retention of $16.1 million in earnings during 2021, partially offset by the decrease of $19.8 million in accumulated other comprehensive loss in 2021 and the increase in the average assets by $600.2 million during the same period.

Deposits

The composition and cost of the Bank’s deposit base are important in analyzing the Bank’s net interest margin and balance sheet liquidity characteristics. The Bank’s depositors are generally located in its primary market area. Depending on loan demand and other funding requirements, the Bank also attracts deposits through its interest rate pricing. The Bank monitors all deposits that may be sensitive to interest rate changes to help ensure that liquidity risk does not become excessive due to deposit migration. Deposits at December 31, 2021, were $2.53 billion, compared to $2.12 billion at December 31, 2020. The 19.6% increase was primarily due to the rise of $188.7 million, or 15.8%, in consumer, commercial and government in deposits in Guam, the increase of $165.9 million (45.6%) in the Commonwealth of the Northern Mariana Islands, primarily in government deposits, the rise of $47.6 million (9.3%) in the Freely Associated States of Micronesia, and $12.2 million (25.7%) in the Bank’s deposits in the California region. The significant increase in total deposits was primarily due to the receipt of funds from various COVID-19 federal relief programs.

The Bank does not currently accept brokered deposits because it already maintains ample liquidity.

Liquidity

Our liquidity position refers to our ability to maintain cash flows sufficient to fund operations and to meet obligations and other commitments in a timely fashion. We believe that the Bank’s liquidity position is more than sufficient to meet our operating expenses, borrowing needs and other obligations for  2021, and management has tested and determined that, even under severely stressed scenarios, the Bank’s liquidity will be more than adequate to meet our requirements. At December 31, 2021, our liquidity increased by $259.0 million, 32.5% of total cash and cash equivalents and available-for-sale investment securities totaling $1.06 billion compared to $797.7 million at December 31, 2020. Once the increases in our investment securities portfolio, goodwill, intangible assets, and other assets were accommodated, the large increase in our deposit liabilities and smaller increase in our equity were channeled into an increase in cash and cash equivalents. At December 31, 2021, we had $557.4 million in cash and cash equivalents and approximately $181.3 million in available borrowing capacity from various sources, including the Federal Home Loan Bank (“FHLB”), which is subject to the purchase of activity based stock at par equivalent to 4.00% of the borrowing, the Federal Reserve Bank of San Francisco (“FRB”), and Federal Funds facilities with several financial institutions. The Bank also had approximately $255.8 million in unpledged securities available at December 31, 2021. Our loan-to-deposit ratio decreased to 52.2% at December 31, 2021, compared to 67.6% at December 31, 2020, as our gross loans decreased by 7.7% and our deposits increased by 19.6%.

Lending

Our loans originate almost entirely through the branch offices located in our primary market. As the Bank approached a saturation point in our island service area, we expanded our activities in California through our branch in San Francisco. The total loan portfolio remains well diversified with commercial real estate loans accounting for 52.9% and commercial and industrial loans accounting for 22.4% of the total loan portfolio at December 31, 2021. Construction loans decreased from 3.6% of the portfolio at December 31, 2020, to 1.8% at December 31, 2021. Residential mortgages and other consumer-related loans accounted for the remaining 22.9% of total loans at December 31, 2021. The decrease in gross loans during 2021 compared to 2020 was primarily due to an decrease of $85.2 million, or 7.7%, in our commercial loan portfolio, and the decrease of $25.2 million, or 7.7%, decrease in consumer loans. The Bank also had a decrease of $5.8 million in loans sold to the Federal Home Loan Mortgage Corporation (“Freddie Mac”) from $186.9 million at December 31, 2020, to $181.1 million at December 31, 2021, but these loans are off-book, except for the value of the associated mortgage servicing rights. The Bank exercises careful selectivity with respect to the types of loans it chooses to originate.

With the passage of the Paycheck Protection Program, administered by the Small Business Administration, the Bank actively participated in assisting its customers with applications for resources through the program. PPP loans have either a two-year or five-year term and earn interest at 1%. The Bank believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. In 2020 and 2021, the Bank approved and funded over $93.4 million and $56.6 million in PPP loans, respectively. At December 31, 2021, the outstanding principal balance of PPP loans was $25.7 million. As of March 18, 2022, a total of $132.3 million in PPP loans have been forgiven, of which $124.6 million were forgiven in 2021 and $7.7 million in 2020. It is the Bank’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Bank could be required to establish additional allowance for loan loss through additional credit loss expense charged to earnings.

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

After several years of historically low rates the Federal Reserve increased the target Federal Funds Rate by 25 basis points four times during 2018, on March 21, June 13, September 26 and December 19, ending in a target range from 2.25% to 2.50%. In 2019, the target Federal Funds Rate was cut three times on July 31, September 18, and October 30, ending the target range from 1.50% to 1.75%. On March 3, 2020, the Federal Open Market Committee reduced the target range for federal funds by 50 basis points to 1.00% - 1.25%. This rate was further reduced to a target range of 0% - 0.25% on March 16, 2020. The decrease in short-term rates affected the rates applicable to the Bank’s floating rate loans. In conjunction with the decrease in short-term interest rates, the overall cost of interest-bearing deposits, which represent the Bank’s primary funding source, decreased by .04% by the end of 2021, which includes the issuance of subordinated debt on June 27, 2019 and June 29, 2021. The decrease in the yields on the Bank’s interest earnings assets reduced its net interest margin, from 3.87% in 2020 to 3.02% in 2021.

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

During the past several years, the Bank’s principal source of increases in capital has been retained earnings, supplemented by stock purchases through our Employee Stock Purchase Plan, and issuances of common and preferred stock. See Note 13 of Notes to Consolidated Financial Statements in Item 15 of this Annual Report for a description of the Employee Stock Purchase Plan. Since the formation of the Company in 2011, though, the Bank’s assets have grown by 153.0%, prompting the Bank to seek additional sources of capital. Those more traditional sources of additional capital are finally catching up, having increased by 103.7% during the same period. A portion of the increase in capital was derived from the sale of additional common and preferred stock and the issuance of subordinated debt.

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

Distribution, Rate and Yield

The following Distribution, Rate and Yield table presents the average amounts outstanding during 2021 and 2020 for the major categories of the Company’s balance sheet, the average interest rates earned or paid thereon, and the resulting net interest margin on average interest earning assets for the periods indicated. Average balances are based on monthly averages.

	Years Ended December 31,
	2021			2020
	Average Balance	Interest Earned/Paid	Average Yield/Rate	Average Balance	Interest Earned/Paid	Average Yield/Rate
Interest earning assets:
Short term investments[1]	$610,821	$774	0.13%	$259,778	$559	0.22%
Investment Securities²	671,020	10,042	1.50%	494,323	7,057	1.43%
Loans³	1,385,296	71,686	5.17%	1,375,582	77,151	5.61%
Total earning assets	2,667,137	82,502	3.09%	2,129,683	84,767	3.98%
Noninterest earning assets	130,345			122,271
Total assets	$2,797,482			$2,251,954
Interest-bearing liabilities:
Interest-bearing checking accounts	$343,016	$101	0.03%	$301,043	$246	0.08%
Savings accounts	1,126,599	332	0.03%	712,491	996	0.14%
Certificates of deposit	29,241	34	0.12%	298,921	72	0.02%
Subordinated debt	26,248	1,443	5.50%	14,765	955	6.47%
Total interest-bearing liabilities	1,525,104	1,910	0.13%	1,327,220	2,269	0.17%
Non-interest bearing liabilities	1,101,843			751,518
Total liabilities	2,626,947			2,078,738
Stockholders’ equity	170,535			173,216
Total liabilities and stockholders’ equity	$2,797,482			$2,251,954

Net interest income		$80,592			$82,498

Interest rate spread			2.97%			3.81%
Net interest margin			3.02%			3.87%

[1]	Includes interest bearing deposit balances we maintain with other financial institutions and the Federal Reserve Bank of San Francisco.
[2]	Includes all investment securities in the Available-for-Sale and the Held-to-Maturity classifications. The Bank did not own any tax exempt securities during 2021 and 2020.
[3]	Includes average balances of non-accrual loans.

The Distribution, Rate and Yield table above sets forth the dollar amounts in interest earned and paid for each major category of interest earning assets and interest-bearing liabilities for the noted periods, as well as their respective yields and costs, and the resulting interest rate spreads and net interest margins.

The Bank’s net interest margin, expressed as a percentage of average earning assets, was 3.02% for 2021, down 85 basis points from 3.87% for 2020, even as average earning assets increased by 25.2% during the year, from $2.13 billion in 2020 to $2.67 billion in 2021. The reason for the decrease in the net interest margin was that our average earning assets interest income decreased by $2.3 million, from $84.8 million in 2020 to $82.5 million in 2021, partially offset by the decrease in funding costs of 15.8%, from $2.3 million in 2020 to $1.9 million in 2021. Our average loan balances increased by $9.7 million, or 0.71%, and the average yield on the entire loan portfolio decreased by 44 basis points to 5.17% resulting in a decrease of interest earnings on loans by $5.5 million, or 0.44%. Yields on our investment securities portfolio increased by 7 basis points and the yield on short term investments went down by 9 basis points. Average total interest-bearing liabilities increased by 14.9% during 2021, to $1.53 billion from $1.33 billion the previous year, primarily due to the growth in consumer savings and demand accounts, commercial demand, checking and savings accounts, and government demand, other interest bearing deposit and checking accounts as a result of the funds received by depositors from the CARES Act.

Net interest income for the year ended December 31, 2021, decreased by $1.9 million, to $80.6 million, compared to $82.5 million a year earlier, primarily due to the 150 basis points (1.50%) cut in the federal funds rate in March 2020 by the Federal Open Market Committee. This impacted our loan portfolio, investment securities, and short term deposits in other banks, including the Federal Reserve Bank of San Francisco.

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

The following table provides information regarding the changes in interest income and interest expense, attributable to changes in rates and changes in volumes that contribute to the total change in net interest income for the years ending December 31, 2021 and 2020. Variances attributable to both rate and volume changes are equal to the change in rate times the change in average balance and are included below in the average volume column.

	Year Ended December 31, 2021 vs. 2020
	(In thousands)
	Net Change in	Attributable to:
	Interest Income/Expense	Change in Rate	Change in Volume
Interest income:
Short term investments	$215	$(230)	$445
Investment securities	2,985	341	2,644
Loans	(5,465)	(5,968)	503
Total interest income	(2,265)	(5,857)	3,592

Interest expense:
Interest-bearing checking accounts	(145)	(157)	12
Savings accounts	(664)	(786)	122
Certificates of deposit	(38)	276	(314)
Other borrowings	488	(143)	631
Total interest expense	(359)	(810)	451

Net interest income	$(1,906)	$(5,047)	$3,141

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

For 2021, the Bank had a provision for loan and credit losses of $2.2 million, and $6 thousand assigned to the reserve for unfunded credit commitments. The 2021 provision was $8.2 million less than the provision for 2020. The 2021 provision decreased due to the improvement in credit quality of the Bank’s loans, the decrease in net charge-offs, the smaller loan portfolio, and the decrease in the specific reserve for consumer loans 0-59 days delinquent, which resulted in a $7.0 million reversal to the provision during the year. The provision recorded in 2021 is deemed by management to provide a sufficient allowance for loan losses due to net chargeoffs of $2.5 million during the year, as well as to maintain the allowance for loan losses at a level that is adequate to absorb all reasonably expected future losses and to express management’s perception of risk in the existing loan portfolio, as well as changes in the quality of that portfolio. At December 31, 2021, management adjusted the economic risk factors to incorporate the current economic implications, which includes reduced tourism and higher unemployment due to the COVID-19 pandemic.

The allowance for loan losses represented 2.60% and 2.43% of total gross loans at December 31, 2021 and 2020, respectively. Provisions for loan losses are charged to operating income to bring the allowance for loan losses to a level deemed appropriate by the Bank based on the factors discussed under “Allowance for Loan Losses.”

Non-interest income

The following table sets forth the various components of the Company’s non-interest income:

	Years Ended December 31,		Increase (decrease) 2021 versus 2020
	2021 Amount	2020 Amount	Amount Change	Percent Change
Non-interest income
Service charges and fees	$11,842	$6,317	$5,525	87.5%
Gain (loss) on sale of investment securities	323	265	58	-21.9%
Income from merchant services	2,946	1,984	962	48.5%
Income from cardholders, net	4,387	2,164	2,223	102.7%
Trustee fees	670	1,695	(1,025)	-60.5%
Other income	7,759	3,967	3,792	95.6%
Total non-interest income	$27,927	$16,392	$11,535	70.4%

While net interest income remains the largest single component of total revenues, non-interest income is an important source, as well. In total, the Bank received $27.9 million in non-interest income during 2021, an increase of $11.5 million from the $16.4 million recorded for 2020. The increase from 2020 to 2021 was primarily due to a $5.5 million increase in service charges and fees, largely due to the fee income from ASC Trust LLC, a $3.8 million increase in other income, primarily due to a $3.4 million gain from the valuation of pre-existing interest in ASC Trust LLC, the $2.2 million increase in cardholder net income, and the $962 thousand in merchant net income, partially offset by a $1.0 million decrease in trustee fees.

Non-interest expense

The following table sets forth the various components of the Company’s non-interest expense:

	Years Ended December 31,		Increase (decrease) 2021 versus 2020
	2021 Amount	2020 Amount	Amount Change	Percent Change
Non-interest expense:
Salaries and employee benefits	$38,975	$35,754	$3,221	9.0%
Occupancy	8,663	8,503	160	1.9%
Equipment and depreciation	14,486	11,811	2,675	22.6%
Insurance	1,973	1,918	55	2.9%
Telecommunications	1,588	1,455	133	9.1%
FDIC insurance assessment	2,155	1,402	753	53.7%
Professional services	2,597	1,974	623	31.6%
Contract services	1,726	1,891	(165)	-8.7%
Other real estate owned	(599)	71	(670)	-943.7%
Stationery and supplies	371	502	(131)	-26.1%
Training and education	719	304	415	136.5%
General, administrative and other	7,621	6,991	630	9.0%
Total non-interest expense	$80,275	$72,576	$7,699	10.6%

The following table indicates the percentage of non-interest expense in each category:

	Years Ended December 31,
	2021		2020
	Amount	Percent of Total	Amount	Percent of Total
Non-interest expense:
Salaries and employee benefits	$38,975	49%	$35,754	49%
Occupancy	8,663	11%	8,503	12%
Equipment and depreciation	14,486	18%	11,811	16%
Insurance	1,973	1%	1,918	4%
Telecommunications	1,588	2%	1,455	2%
FDIC insurance assessment	2,155	3%	1,402	2%
Professional services	2,597	3%	1,974	3%
Contract services	1,726	2%	1,891	3%
Other real estate owned	(599)	-1%	71	0%
Stationery and supplies	371	0%	502	1%
Training and education	719	1%	304	0%
General, administrative and other	7,621	9%	6,991	10%
Total non-interest expense	$80,275	100%	$72,576	100%

Management considers the control of operating expenses to be a critical element of the performance of the Company and the Bank. As in years past, the Bank has undertaken initiatives to contain its non-interest expense and improve its efficiency. Nevertheless, total non-interest expense was $80.3 million for the year ended December 31, 2021, compared to $72.6 million for the year ended December 31, 2020, an increase of $7.7 million. This increase was largely the result of higher salaries and benefits by $3.2 million, increase in furniture and equipment expenses by $2.7 million, an increase in the FDIC insurance assessment by $753 thousand, a rise in general, administrative and other expenses, primarily from ASC Trust LLC, by $630 thousand, an increase in professional services by $623 thousand, and an increase in education expenses by $414 thousand. Those increases were partially offset by a decrease of $670 thousand in other real estate owned expenses, primarily due to the sale of an property in California.

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

The Bank pays income taxes in Guam and the Commonwealth of the Northern Mariana Islands under a territorial “mirror” of the U.S. Internal Revenue Code, with payments made to the respective territorial governments instead of the U.S. Treasury; there is no equivalent of a state income tax in either of these jurisdictions. The Bank also pays taxes to the governments of the Republic of Palau, the Federated States of Micronesia, the Republic of the Marshall Islands and the State of California. The Bank’s territorial and state income tax expense in 2021 was $5.1 million, as compared to an income tax expense of $3.5 million in 2020.

The difference in the effective tax rate compared to the combined territorial, foreign and state statutory tax rate of 21% in effect for 2020 is primarily the result of the Bank’s portfolio of tax-exempt loans to the government of Guam totaling $34.0 million and $35.1 million at December 31, 2021 and 2020, respectively.

Some items of income and expense are recognized in different years for tax purposes than when applying generally accepted accounting principles, leading to timing differences between the Bank’s actual tax liability and the amount accrued for this liability based on book income. These temporary differences comprise the “deferred” portion of the Bank’s tax expense or benefit, which is accumulated on the Bank’s books as a deferred tax asset or deferred tax liability until such time as they reverse. At the end of the years 2021 and 2020, the Bank had a gross deferred tax asset of $14.0 million and $9.8 million, respectively.

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

In assessing the realization of deferred tax assets at December 31, 2021, based on these factors, the Bank believed that it was more likely than not that the Bank will realize only $14.0 million of the benefits of these deductible differences. There was no valuation allowance for its deferred tax asset at December 31, 2021.

In assessing the realization of deferred tax assets at December 31, 2020, the Bank believed that it was more likely than not that the Bank would realize only $8.5 million of the benefits of these deductible differences. Therefore, a valuation allowance of $1.3 million for the deferred tax asset was recorded at December 31, 2020.

Financial Condition

As of December 31, 2021, total assets were $2.79 billion, an increase of 18.7% from $2.35 billion at December 31, 2020. Total securities available-for-sale (at fair value) were $499.4 million, a decrease of 2.1% from $510.1 million at December 31, 2020. The total loan portfolio, net of allowance for loan losses and deferred fees, was $1.28 billion, a decrease of $109.0 million, or 7.8% from $1.39 billion at year-end 2020. Interest bearing deposits in banks increased during 2021, rising to $520.7 million from $244.8 million at the end of 2020. Total deposits were $2.53 billion, an increase of 19.6% from $2.12 billion at year-end 2020. The Bank had no short-term borrowings at December 31, 2021. The growth in deposits resulted from the receipt of various funds by our depositors from the CARES Act.

Securities Portfolio

The following table reflects the estimated fair value of Available-for-Sale securities and the amortized cost of Held-to-Maturity securities, for each category for the past two years:

Investment Portfolio

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$114,969	$-	$(4,007)	$110,962
U.S. government agency pool securities	21,106	2	(247)	20,861
U.S. government agency or GSE residential mortgage-backed securities	369,419	1,957	(3,833)	367,543
Total	$505,494	$1,959	$(8,087)	$499,366
Securities Held-to-Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$276,188	$-	$(1,621)	$274,567
U.S. government agency pool securities	3,028	8	(45)	2,991
U.S. government agency or GSE residential mortgage-backed securities	33,078	105	(369)	32,814
Total	$312,294	$113	$(2,035)	$310,372

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$300,440	$54	$(2,348)	$298,146
U.S. government agency pool securities	28,783	29	(206)	28,606
U.S. government agency or GSE residential mortgage-backed securities	176,912	6,447	-	183,359
Total	$506,135	$6,530	$(2,554)	$510,111
Securities Held-to-Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$33,221	$93	$(15)	$33,299
U.S. government agency pool securities	4,515	15	(36)	4,494
U.S. government agency or GSE residential mortgage-backed securities	8,848	280	(10)	9,118
Total	$46,584	$388	$(61)	$46,911

The amortized cost and fair value of investment securities by contractual maturity at December 31, 2021 and 2020, are shown below.

	December 31, 2021
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$105	$105	$-	$-
Due after one but within five years	8,331	8,377	1,228	1,246
Due after five but within ten years	151,682	148,389	62,925	62,257
Due after ten years	345,376	342,495	248,141	246,869
Total	$505,494	$499,366	$312,294	$310,372

	December 31, 2020
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$5,115	$5,121	$11,990	$12,070
Due after one but within five years	13,255	13,432	2,325	2,358
Due after five but within ten years	129,708	131,340	26,214	26,348
Due after ten years	358,057	360,218	6,055	6,135
Total	$506,135	$510,111	$46,584	$46,911

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

Approximately 61.5% of the Bank’s securities at December 31, 2021, were classified under existing accounting rules as “Available-for-Sale” to allow flexibility in the management of the portfolio. Accounting guidance requires Available-for-Sale securities to be marked to fair market value, with an offset to other comprehensive income (loss), a component of stockholders’ equity, recorded on a quarterly basis. The remaining 38.5% of the investment portfolio was in Held-to-Maturity securities, which the Bank is willing and believes it will be able to retain until they mature, and which are recorded on an amortized cost basis.

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

Compared to December 31, 2020, the Bank’s securities portfolio increased by $255.0 million to 29.1% of total assets at December 31, 2021, from 23.7% at December 31, 2020. The Bank increased its holding of mortgage-back securities by $208.4 million to $400.6 million at December 31, 2021, from $192.2 million at December 31, 2020, and its holdings of U.S. government agency and sponsored enterprise debt securities increased by $55.8 million, to $387.2 million during the same periods. These increases were partially offset by the Bank’s holdings of U.S. government agency pool securities, which decreased by $9.2 million, to $23.9 million at December 31, 2021, from $33.1 million at December 31, 2020. The Bank has not used interest rate swaps or other derivative instruments to hedge fixed rate loans or securities to otherwise mitigate interest rate risk.

Loans

The Bank’s loans represent the largest portion of earning assets, substantially greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when assessing the financial condition of the Bank and the Company.

Gross loans represented 47.3% of total assets at December 31, 2021, as compared to 60.9% at December 31, 2020. The ratio of gross loans to deposits decreased to 52.2% at the end of 2021 from 67.6% at the end of 2020. The decrease is attributed to the decrease in commercial loans to $1.02 billion in 2021 compared to $1.10 billion in 2020. The decrease is largely due to the forgiveness of PPP loans totaling $60.1 million during the comparative periods. In addition, total consumer loans decreased by $25.2 million, primarily due to the paydowns and payoffs in the portfolio in 2021. The Bank’s gross loan portfolio decreased in Guam, Northern Mariana, California, and in the Freely Associated States by a total of $110.4 million or 7.7% during the period.

The Loan Distribution table that follows sets forth the Bank’s gross loans outstanding, deferred fee income amortized over the life of some loans, the allowance for loan losses and the percentage distribution in each loan category at the dates indicated.

Loan Portfolio

	December 31, 2021		December 31, 2020
	Amount	Percent	Amount	Percent
Commercial
Commercial & industrial	$295,835	22.4%	$366,942	25.6%
Commercial mortgage	699,269	52.9%	685,138	47.9%
Commercial construction	23,588	1.8%	51,785	3.6%
Commercial agriculture	592	0.0%	629	0.0%
Total commercial	1,019,284	77.1%	1,104,494	77.1%
Consumer
Residential mortgage	135,377	10.2%	127,371	8.9%
Home equity	2,232	0.2%	2,076	0.1%
Automobile	18,220	1.4%	19,923	1.4%
Other consumer loans[1]	146,208	11.1%	177,822	12.5%
Total consumer	302,037	22.9%	327,192	22.9%
Gross loans	1,321,321	100.0%	1,431,686	100.0%
Deferred loan (fees) costs, net	(3,223)		(4,159)
Allowance for loan losses	(34,408)		(34,805)
Loans, net	$1,283,690		$1,392,722

[1]	Comprised of other revolving and installment credit and overdrafts.

Approximately three fourths of the Bank’s loan portfolio is concentrated in commercial loans (which include loans to governments), primarily in commercial real estate, multifamily rentals, hotels and gas stations, with the balance in working capital and equipment financing. These are followed by other consumer loans and residential mortgages. The Bank’s gross loans were concentrated in Guam and San Francisco, at 83.0% of our gross loan portfolio as of December 31, 2021, compared to 83.4% as of December 31, 2020. The only industry concentration that was considered significant at December 31, 2021, was within our commercial mortgage loan portfolio, which was at 52.9% and 47.9% of total gross loans in 2021 and 2020, respectively.

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

The Bank is an active participant in the Small Business Administration (SBA), State Small Business Credit Initiative (SSBCI), Nor-Cal Financial Development Corp. and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred and Patriot Express Lender Programs. The Bank regularly makes such guaranteed loans, with an outstanding volume of $7.7 million at December 31, 2021.

As of December 31, 2021, commercial and residential real estate loans of $860.5 million consist primarily of adjustable and fixed rate loans secured by deeds of trust or mortgages on commercial and residential property, and comprised 65.1% of the total loan portfolio. The Bank’s commercial mortgages at December 31, 2021, consist of $699.3 million, or 52.9% of gross loans. Commercial construction loans comprise $23.6 million, or 1.8%, of gross loans. Residential mortgages, including home equity loans, were $137.64 million, or 10.4% of gross loans. Properties securing the commercial and residential real estate loans are located in the Bank’s primary markets, which include the San Francisco Bay area.

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

The Bank’s construction loans primarily finance the development and construction of commercial and residential properties. The Bank uses underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or availability of permanent mortgage financing prior to making the construction loan. Construction loans decreased by $28.2 million to $23.6 million at December 31, 2021, from $51.8 million at December 31, 2020.

Additionally, the Bank makes consumer loans for the purpose of financing automobiles, various types of consumer goods, and other personal purposes. Consumer loans generally provide for the monthly payment of principal and interest. Most of the Bank’s consumer loans are either unsecured, secured by the personal property being purchased or, in the case of home equity loans, real property.

At December 31, 2021, total gross loans decreased during the year by $110.4 million, or 7.7%, to $1.32 billion from $1.43 billion at December 31, 2020. The decrease was largely attributed to a $85.2 million decrease in commercial loans to $1.02 billion at December 31, 2021, from $1.10 billion at December 31, 2020. This was primarily due to decreases in commercial & industrial loans by $71.1 million, commercial construction loans by $28.2 million, partially offset by commercial mortgage loans of $14.1 million. Further, the decrease was also due to the $25.2 million decrease during 2021 in consumer loans.

At December 31, 2021, loans outstanding were comprised of approximately 68.84% variable rate loans and 31.16% fixed rate loans.

Since it first opened in 1972, the Bank has expanded its operations and its branch network, first in Guam, then in the other islands of our region and in San Francisco, California. In the interests of enhancing performance and stability through market and industry diversification, the Bank has increased its focus on growth in the San Francisco area in recent years, adding personnel with experience and expertise in the Bay Area. The following table provides figures for gross loans in the Bank’s administrative regions for the years ending December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Guam	$684,435	$775,687
Commonwealth of the Northern Mariana Islands	135,165	145,150
The Freely Associated States of Micronesia *	89,523	92,901
California	412,198	417,948
Total	$1,321,321	$1,431,686

*	The Freely Associated States are comprised of the Federated States of Micronesia (Chuuk, Kosrae, Pohnpei and Yap), the Republic of Palau and the Republic of the Marshall Islands.

As the table indicates, the Bank’s total gross loans decreased by $110.4 million or 7.7% during 2021. Total loans in Guam decreased by $91.3 million, or 82.7% accounting for the largest source of total portfolio decline during 2021. The decrease in Commonwealth of the Northern Mariana Islands by $10.0 million or 9.1% was second, followed by the California at $5.8 million, or 5.2%, and The Freely Associated States of Micronesia by $3.4 million or 3.0%.

Loan Maturities

The following table presents the maturity distribution of the Bank’s loans as of December 31, 2021. The table also shows the distribution of such loans between those with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the New York prime rate, as reflected in The Wall Street Journal, and the Bank of Guam prime rate.

	At December 31, 2021
	Due in Less Than 1 Year	Due in More Than 1 Year But Less Than 5 Years	Due in More Than 5 Years	Non-Accrual	Total
	(Dollars in thousands)
Commercial loans	$5,106	$306,632	$691,788	$15,758	$1,019,284
Residential mortgages	72	8,194	127,682	1,660	137,608
Consumer loans	13,992	99,857	50,428	152	164,429
Total	$19,170	$414,683	$869,898	$17,570	$1,321,321

Variable rate loans	$4,596	$188,263	$702,157	$14,573	$909,589
Fixed rate loans	14,574	226,419	167,742	2,997	411,732
Total	$19,170	$414,682	$869,899	$17,570	$1,321,321

Loan Servicing

As of December 31, 2021 and 2020, there were $181.1 million and $186.9 million, respectively, in Federal Home Loan Mortgage Corporation loans that were serviced by the Bank.

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

Nonperforming assets are comprised of the following: loans for which the Bank is no longer accruing interest; restructured loans that are more than 90 days past due; loans 90 days or more past due and still accruing interest (although they are generally placed on non-accrual when they become 90 days past due, unless they are both well-secured and in the process of revision or collection); and other real estate owned (“OREO”) that is acquired through foreclosures. Management’s classification of a loan as “non-accrual” is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan. At that point, the Bank stops accruing interest income, and reverses any uncollected interest that had previously been accrued. These loans may or may not be collateralized, and collection efforts are pursued. The Bank begins recognizing interest income again only as cash interest payments are received and it has been determined that the collection of all outstanding principal is no longer in doubt. Loans may be restructured by management when a borrower has experienced some change in financial status causing an inability to meet the original repayment terms and where the Bank believes the borrower will eventually overcome those circumstances and make full repayment. OREO consists of properties acquired by foreclosure or similar means that management is offering or will offer for sale. Total OREO, net of OREO reserves, was zero at December 31, 2021and 2020.

Nonperforming Assets

The following table provides information about nonperforming assets by asset type as of December 31, 2021 and 2020:

	December 31,
	2021	2020
	(Dollars in Thousands)
Nonperforming Assets:
Non-accrual loans past due 30 days or more	$15,396	$12,807
Loans past due 90 days or more still accruing	1,090	2,127
Restructured loans past due 30 days – not included above	-	-
Other Real Estate Owned, gross	-	-
Total Nonperforming Assets	$16,486	$14,934

The following table provides information about nonperforming loans by loan type:

	December 31,
	2021	2020
	(Dollars in Thousands)
Nonperforming Loans:
Commercial:
Commercial & industrial	$7,539	$8,751
Commercial mortgage	6,953	2,699
Total commercial	14,492	11,450
Consumer:
Residential mortgage	957	2,218
Automobile	41	43
Other consumer [1]	996	1,223
Total consumer	1,994	3,484
Total nonperforming loans	$16,486	$14,934

[1]	Comprised of other revolving and installment credit and overdrafts.

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

The Bank’s allowance for loan losses decreased by $397 thousand to $34.4 million during 2021 from $34.8 million at the end of 2020. The decrease in the allowance for loan losses in 2021 was primarily due the improvement in credit quality of the Bank’s loans, the decrease in net charge-offs, the smaller loan portfolio, and the decrease in the specific reserve for consumer loans 0-59 days delinquent, which resulted in a $7.0 million reversal to the provision during the year. The Bank had $5.0 million in charge-offs in 2021, which were partially offset by recoveries of previously charged-off loans of $2.4 million.

Net loans charged-off includes the realization of losses in the portfolio that were partially recognized previously through provisions for loan losses and write-downs of loan principal valuations. Net charge-offs were $2.5 million in 2021, compared to $3.4 million in 2020. Net loan charge-offs decreased primarily due to loan deferrals related to COVID-19, and federal stimulus used to make loan payments. Historical net loan charge-offs are not necessarily indicative of the amount of net charge-offs that the Bank will realize in the future.

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

The following table summarizes the distribution of deposits for the periods indicated:

	December 31,
	2021	2020
	(Dollars in Thousands)
Non-interest bearing deposits	$981,537	$770,037
Interest bearing deposits:
Demand deposits	401,753	322,933
Regular savings	801,101	754,042
Time deposits:
$250,000 or more	14,201	14,201
Less than $250,000	15,696	14,569
Other interest bearing deposits	318,943	243,062
Total interest bearing deposits	1,551,694	1,348,807
Total Deposits	$2,533,231	$2,118,844

The Bank gathers deposits from among the communities it serves. The Bank’s business is not generally seasonal in nature, and the Bank is not primarily dependent upon funds from sources outside the United States of America, but approximately 22.0% of its deposit base at December 31, 2021, is acquired in the Micronesian islands that are politically organized in free association with the United States and use the U.S. dollar as their currency. At December 31, 2021 and 2020, 39.7% and 34.0% of deposits, respectively, were from domestic and foreign government sources.

Non-interest and low interest-bearing demand deposits increased by $290.3 million, or 26.6%, to $1.38 billion at December 31, 2021, compared to $1.09 billion at December 31, 2020. Other interest bearing deposits, which are comprised of time deposit open accounts, increased by $75.9 million, or 31.2%, to $318.9 million at December 31, 2021, compared to $243.1 million at December 31, 2020. The significant increase in total deposits was primarily due to the receipt of funds from various COVID-19 federal relief programs.

As mentioned earlier, the Bank has expanded its operations and its branch network since it first opened in 1972, first in Guam, then in the other islands of our region and in San Francisco, California. As time has passed, the Bank has gathered market share in each of the islands. In recent years, in order to diversify its geographic market, the Bank has increased its focus on growth in the San Francisco area. The following table provides figures for deposits in the Bank’s administrative regions for the years ending December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Guam	$1,386,314	$1,197,656
Commonwealth of the Northern Mariana Islands	529,750	363,875
The Freely Associated States of Micronesia *	557,444	509,817
California	59,723	47,496
Total	$2,533,231	$2,118,844

*	The Freely Associated States are comprised of the Federated States of Micronesia (Chuuk, Kosrae, Pohnpei and Yap), the Republic of Palau and the Republic of the Marshall Islands.

During 2021, deposits increased by a total of $414.4 million. The growth in deposits were due to the $188.7 million increase from the Guam Branches, $165.9 million from the Commonwealth of the Northern Mariana Islands branches, $47.6 million from the Freely Associated States branches, and $12.2 million in the California region. Overall, the Bank’s deposit base increased by 19.6% during 2021.

Deposit Maturity Distribution

At December 31, 2021 , the scheduled maturities of time deposits were as follows:

Years ending December 31,
2022	$26,322
2023	1,091
2024	1,318
2025	295
2026 and thereafter	871
Total	$29,897

The Bank provides and services government and business deposit accounts that are frequently more than $250,000 in average balance per account. The account activity for some account types and client types necessitates appropriate liquidity management practices by the Bank to ensure its ability to fund withdrawals.

Off-Balance Sheet Arrangements

In the normal course of business, the Bank makes commitments to extend credit to its customers as long as there are no violations of any conditions established in the associated contractual arrangements. These commitments are obligations that represent a potential credit risk to the Bank, yet are not reflected in any form within the Company’s consolidated balance sheets other than in a modest contingency reserve against those commitments. Total unused commitments to extend credit were $162.6 million at December 31, 2021, as compared to $159.4 million at December 31, 2020. Unused commitments represented 12.3% of outstanding gross loans at December 31, 2021 and 11.1% at December 31, 2020.

The effect on the Bank’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted, because there is no certainty that these lines of credit will ever be fully utilized, if at all. For more information regarding the Company’s off-balance sheet arrangements, see Note 15 to the financial statements located elsewhere herein.

The following table presents the Bank’s commitments to extend credit for the periods indicated:

	December 31,
	2021	2020
Commitments to extend credit	$162,569	$159,405

Letters of credit:
Standby letters of credit	$43,239	$52,827
Commercial letters of credit	2,366	2,574
Total	$45,605	$55,401

Contractual Obligations

The Bank utilizes facilities, equipment and land under various operating leases with original terms ranging from 1 to 99 years.

The following table provides the maturities of lease liabilities at December 31, 2021:

	Operating Leases (a)	Total
2022	$2,780	$2,780
2023	2,532	2,532
2024	2,420	2,420
2025	2,288	2,288
2026	2,054	2,054
After 2025	33,515	33,515
Total lease payments	45,589	45,589
Less: Interest (b)	21,477	21,477
Present value of lease liabilities (c)	$24,112	$24,112

Note: For leases commencing prior to 2020, minimum lease payments exclude payments to landlords for real estate taxes and common area maintenance.

(a)	Operating lease payments include $21.5 million related to options to extend lease terms that are reasonably certain of being exercised.
(b)	Calculated using the incremental borrowing rate based on the lease term for each lease.
(c)	Includes the current portion of $1.9 million for operating leases.

The Bank leases certain facilities from two separate entities in which two of its directors have separate ownership interests. Lease payments made to these entities during the years ended December 31, 2021 and 2020, approximated $431 thousand, and $359 thousand, respectively.

Additionally, the Bank leases office space to third parties, with original lease terms ranging from 1 to 3 years and option periods ranging up to 12 years. At December 31, 2021, minimum future rents to be received under non-cancelable operating sublease agreements were $44 thousand and $26 thousand for the years ending December 31, 2022 and 2023, respectively. Although it is possible that one or more of these leases will be renewed, there is no certainty upon which to base an estimate.

A summary of rental activities for years ended December 31, 2021 and 2020, is as follows:

	For Years Ended December 31,
	2021	2020
Rent expense	$4,063	$3,987
Total rent expense	$4,063	$3,987

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

At December 31, 2021, the Bank had a decrease in gross loans of $110.4 million from December 31, 2020. One of the measures of liquidity is our loan-to-deposit ratio, based upon gross loans, which decreased to 52.2% at December 31, 2021, compared to 67.6% at December 31, 2020. Each calendar quarter, the Bank performs a six-month cash flow analysis to ensure that it will have sufficient liquidity to meet all of its potential cash obligations under a worst-case scenario, and maintains more than adequate liquidity under those hypothetical conditions.

Management believes we have sufficient cash to meet the demands of the distribution of funds under the CARES Act. However, we will monitor our vault cash on a daily basis, and if the need arises we will acquire additional cash by drawing down our deposits with other financial institutions, including the Federal Bank of San Francisco.

FHLB, FRB and Other Borrowings and Available Lines of Credit

The Bank has off-balance sheet liquidity in the form of Federal Funds purchase arrangements with correspondent banks, as well as collateralized borrowing arrangements with the FHLB and the FRB. The Bank can borrow from the FHLB on a short-term (typically overnight) or long-term (more than one year) basis. At December 31, 2021, the Bank had no long-term borrowings. The Bank had an available line of credit of $128.5 million, which is subject to the purchase of activity based stock at par equivalent to 4.00% of the borrowing, with the FHLB of Des Moines at December 31, 2021.

The Bank can also borrow from the FRB’s discount window. It had $18.5 million of investment securities pledged to the FRB San Francisco as collateral on an available line of credit of $17.8 million at December 31, 2021, none of which credit was outstanding.

At December 31, 2021, the Bank had arrangements for Federal Funds purchases of up to a total of $35.0 million from three of its U.S. correspondent financial institutions. The Bank had no Federal Funds purchases outstanding at December 31, 2021 and 2020.

At December 31, 2021, the Company had no other borrowed funds.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2021 and 2020, that the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2021, the Bank’s capital ratios each exceeded the FDIC’s well capitalized standards under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Bank continues to receive a large influx of deposits from federal relief programs due to the COVID-19 pandemic, which largely increased its total cash and cash equivalents on its balance sheet resulting in an increase in its average assets in December 31, 2021 by approximately $600.2 million to $2.91 billion from $2.31 billion in December 31, 2020. This growth resulted in an adverse impact on its ratio of Tier 1 capital to average assets. Management believes that the Bank has the capacity to absorb the growth in total assets, and the tools needed to move deposits off its balance sheet through its Trust services to continue to be above the well capitalized standards under the regulatory framework for prompt corrective action.

The current capital standards under the U.S. adoption of Basel III establish a capital conservation buffer, which must consist entirely of common equity Tier 1 capital. The capital conservation buffer is 2.5% of common equity Tier 1 capital. Failure to meet these standards could result in restrictions on our ability to pay dividends and to pay discretionary bonuses to executive management.

The Company’s actual capital amounts and ratios as of December 31, 2021 and 2020, are presented in the table below.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2021:
Total capital (to Risk Weighted Assets)	$222,493	15.161%	$117,403	8.000%	$146,753	10.000%
Tier 1 capital (to Risk Weighted Assets)	$168,623	11.490%	$88,052	6.000%	$117,403	8.000%
Tier 1 capital (to Average Assets)	$168,623	5.792%	$116,461	4.000%	$145,577	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$158,840	10.824%	$66,039	4.500%	$95,390	6.500%

At December 31, 2020:
Total capital (to Risk Weighted Assets)	$206,381	14.307%	$115,401	8.000%	$144,252	10.000%
Tier 1 capital (to Risk Weighted Assets)	$173,141	12.003%	$86,551	6.000%	$115,401	8.000%
Tier 1 capital (to Average Assets)	$173,141	7.466%	$92,765	4.000%	$115,956	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$163,359	11.325%	$64,913	4.500%	$93,764	6.500%

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

The following table sets forth the estimated changes in the Bank’s net interest income that would result from the designated instantaneous parallel shifts in interest rates noted, as of December 31, 2021. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. (Please note that, in the current interest rate environment, the larger reductions in rates presented in the analysis are unlikely to occur.)

	Increase/(Decrease) in Estimated Net Interest Income
	Amount	Percent
	(Dollars in thousands)
Change in Interest Rates (basis points)
+400	$36,248	48.01%
+300	$27,076	35.86%
+200	$17,926	23.74%
+100	$9,164	12.14%
± 0	$-	0.00%
-100	$(3,444)	-4.56%
-200	$(5,789)	-7.67%
-300	$(7,128)	-9.44%
-400	$(7,459)	-9.88%

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

Fair Value of Securities

In accordance with GAAP, the Bank revalues the Available-for-Sale component of its investment portfolio on a quarterly basis, and records any unrealized gain or loss as an adjustment to other comprehensive income in its equity accounts. Held-to-Maturity securities are recorded at their amortized book value. The Bank also evaluates whether any of its security holdings are Other Than Temporarily Impaired (“OTTI”), but has determined that, as of December 31, 2021, none of its securities are deemed to be OTTI.

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

As a financial institution, the Bank’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of the Bank’s assets and liabilities and the market value of all interest-earning assets, other than those which have a short term to maturity. Based upon the nature of the Bank’s operations, the Bank is not subject to significant direct foreign exchange or commodity price risks. The Bank has no market risk sensitive instruments, or any other financial instruments, that are held for trading purposes. As of December 31, 2021, the Bank did not use interest rate derivatives to hedge its interest rate risk.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of December 31, 2021, of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on such evaluation our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management’s Assessment of Internal Control Over Financial Reporting

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design and the testing of the operational effectiveness of the Company’s internal control over financial reporting. Based on management’s assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Pursuant to General Instruction G(3) of Form 10-K, the information required by this Item 10 is incorporated by reference from the information contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”) under the sections entitled “Board of Directors – Nominees for Directors,” “Executive Compensation – Executive Officers,” “Board of Directors – Committees, Membership and Meetings,” “Corporate Governance – Code of Ethics” and “Delinquent Section 16(a) Reports”

ITEM 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference from the information contained in our 2022 Proxy Statement under the sections entitled “Board of Directors – Committees, Membership and Meetings,” “Board of Directors – Director Compensation” and “Executive Compensation.”

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference from the information contained in our 2022 Proxy Statement under the sections entitled “Beneficial Ownership of Common Stock.”

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item 13 is incorporated by reference from the information contained in our 2022 Proxy Statement under the sections entitled “Corporate Governance – Director Independence” and “Transactions with Related Persons.”

ITEM 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference from the information contained in our 2022 Proxy Statement under the section entitled “Ratification of Selection of Independent Registered Public Accounting Firm.”

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

(b) Exhibits

The exhibit list required by this Item is incorporated by reference to the Exhibit Index included in this report.

			Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

3.01	Second Amended and Restated Articles of Incorporation of BankGuam Holding Company (including Certificate of Designation of 5.50% Fixed Rate/Floating Rate Noncumulative Preferred Stock, Series A, of BankGuam Holding Company)	8-K (File No. 000-54483)	3.1	August 26, 2016

3.02	First Amended By-Laws of BankGuam Holding Company	10-K (File No. 000-54483	3.02	March 22, 2021

4.01	Form of 4.75% Fixed-to-Floating Rate Subordinated Notes due July 1, 2031 (attached as Exhibit A to Form of Subordinated Note Purchase Agreement)	8-K (File No. 000-54483)	10.1	July 6, 2021

9.01	Voting Trust Agreement dated November 29, 2013 between certain shareholders of BankGuam Holding Company and Lourdes A. Leon Guerrero, as Trustee	10-K (File No. 000-54483)	9.02	March 17, 2014

10.01*	Employment Agreement dated June 27, 2013 between Bank of Guam and William D. Leon Guerrero	10-K (File No. 000-54483)	10.02	March 17, 2014

10.02*	Agreement to Extend Employment Agreement dated May 29, 2018 between William D. Leon Guerrero and Bank of Guam	10-K (File No. 000-54483)	10.08	June 29, 2018

10.03*	Employment Agreement dated April 1, 2019 between Joaquin P.L.G. Cook and Bank of Guam	10-Q (File No. 000-54483)	10.01	May 10, 2019

10.04*	Employment Agreement dated April 1, 2019 between Maria Eugenia H. Leon Guerrero and Bank of Guam	10-Q (File No. 000-54483)	10.02	May 10, 2019

10.05*	Employment Agreement dated January 1, 2022 between Symon A. Madrazo and Bank of Guam				X

10.06*	BankGuam Holding Company 2011 Amended and Restated Employee Stock Purchase Plan	S-8 (File No. 333-182615)	99.1	July 11, 2012

10.07*	BankGuam Holding Company Stock Service Award Plan	S-8 (File No. 333-196854)	99.1	June 18, 2014

10.08*	Form of Subordinated Note Purchase Agreement dated June 29, 2021, by and among BankGuam Holding Company and the Purchasers	Form 8-K (File No. 000-54483)	10.1	July 6, 2021

21.01	List of Significant Subsidiaries of the Company				X

23.01	Consent of Independent Registered Public Accounting Firm				X

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act - Joaquin P.L.G. Cook				X

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Symon A. Madrazo				X

32.01	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Management contract or compensatory plan or arrangement.
ITEM 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

BANKGUAM HOLDING COMPANY

	BY:	/s/ JOAQUIN P.L.G. COOK
Joaquin P.L.G. Cook
DATE: March 28, 2022		President and Chief Executive Officer

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Name	Title	Date

/s/ JOAQUIN P.L.G. COOK Joaquin P.L.G. Cook	Director, President and Chief Executive Officer (Principal Executive Officer)	March 28, 2022

/s/ Symon A. Madrazo Symon A. Madrazo	Chief Financial Officer (Principal Financial Officer)	March 28, 2022

/s/ Isa C. Koki Isa C. Koki	Controller (Controller)	March 28, 2022

/s/ WILLIAM D. LEON GUERRERO William D. Leon Guerrero	Chair of the Board	March 28, 2022

/s/ MARIA EUGENIA H. LEON GUERRERO	Executive Vice President and Director	March 28, 2022
Maria Eugenia H. Leon Guerrero

/s/ ROGER P. CROUTHAMEL Roger P. Crouthamel	Corporate Secretary and Director	March 28, 2022

/s/ MARTIN D. LEON GUERRERO Martin D. Leon Guerrero	Treasurer, Assistant Corporate Secretary and Director	March 28, 2022

/s/ PATRICIA P. ADA Patricia P. Ada	Director	March 28, 2022

/s/ FRANCES L.G. BORJA Frances L.G. Borja	Director	March 28, 2022

/s/ Keven F. CAMACHO Keven F. Camacho	Director	March 28, 2022

/s/ JOSEPH CRISOSTOMO Joseph Crisostomo	Director	March 28, 2022

/s/ Mark J. SABLAN Mark J. Sablan	Director	March 28, 2022

/s/ JOHN S. SAN AGUSTIN John S. San Agustin	Director	March 28, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of BankGuam Holding Company and Subsidiaries.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of BankGuam Holding Company and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for the years then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

ASC Trust, LLC, a 70% owned subsidiary was acquired during 2021 as described in Note 22 to the financial statements. We did not audit the financial statements of ASC Trust, LLC for the year ended December 31, 2021, which statements reflect total assets, revenues, and net income before income taxes constituting 0.11%, 5% and 10%, respectively, of the related consolidated totals of the Company. ASC Trust, LLC financial statements were audited by another auditor whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for ASC Trust, LLC, is based solely on the report of the other auditor.

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

Allowance for Loan Losses

Critical Audit Matter Description

At December 31, 2021, the Company's allowance for loan losses was $34,408,163. As described in Notes 1 and 5 to the financial statements, the allowance for loan losses represents management’s estimate of probable and reasonable incurred credit losses inherent in the loan portfolio. Management’s estimate for the allowance for loan losses consists of a specific allowance established for probable losses on individually identified impaired loans and a general allowance calculated using economic, underwriting, process, credit, and other factors and trends that are not adequately reflected in the historical loss rates. Management estimates the allowance using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.

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

/s/ Baker Tilly US, LLP

San Diego, California

March 28, 2022

BankGuam Holding Company

Consolidated Statements of Financial Condition

(Dollar and Share Amounts in Thousands, Except Par Value)

	December 31, 2021	December 31, 2020
ASSETS
Cash and due from banks	$36,660	$42,875
Interest bearing deposits in banks	520,743	244,753
Total cash and cash equivalents	557,403	287,628
Restricted cash	150	150
Investment in unconsolidated subsidiary	-	7,719
Investment securities available-for-sale, at fair value	499,366	510,111
Investment securities held-to-maturity, at amortized cost (Fair Value $310,372 at 12/31/2021 and $46,911 at 12/31/2020)	312,294	46,584
Federal Home Loan Bank stock, at cost	2,814	2,335
Loans, net of allowance for loan losses ($34,408 at 12/31/2021 and $34,805 at 12/31/2020)	1,283,690	1,392,722
Accrued interest receivable	6,715	8,068
Premises and equipment, net	20,802	19,921
Goodwill	13,014	783
Intangible assets	10,720	-
Other assets	84,620	76,340
Total assets	$2,791,588	$2,352,361
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$981,537	$770,037
Interest bearing	1,551,694	1,348,807
Total deposits	2,533,231	2,118,844
Accrued interest payable	46	77
Subordinated debt, net	34,400	14,777
Other liabilities	43,162	41,607
Total liabilities	2,610,839	2,175,305
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock $0.2083 par value; 48,000 shares authorized; 9,770 and 9,734 shares issued and 9,721 and 9,702 shares outstanding at 12/31/2021 and 12/31/2020, respectively	2,033	2,029
Preferred stock $100 par value; 300 shares authorized; 9.8 shares issued and outstanding at 9/30/2021 and 12/31/2020, respectively	980	980
Additional paid-in capital, Common stock	24,910	24,777
Additional paid-in capital, Preferred stock	8,803	8,803
Retained earnings	153,740	137,646
Accumulated other comprehensive (loss) income	(16,721)	3,111
Non-controlling interest	7,294	-
Common stock in treasury, at cost (32 shares)	(290)	(290)
Total stockholders’ equity	180,749	177,056
Total liabilities and stockholders’ equity	$2,791,588	$2,352,361

The accompanying notes are an integral part of the consolidated financial statements.

BankGuam Holding Company

Consolidated Statements of Income

(Dollar and Share Amounts in Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2021	2020
Interest income:
Loans	$71,686	$77,151
Investment securities	10,042	7,057
Deposits with banks	774	559
Total interest income	82,502	84,767
Interest expense:
Savings deposits	433	1,242
Time deposits	34	72
Other borrowed funds	1,443	955
Total interest expense	1,910	2,269
Net interest income	80,592	82,498
Provision for loan losses	2,150	10,358
Net interest income, after provision for loan losses	78,442	72,140

Non-interest income:
Service charges and fees	11,842	6,317
Gains on sale of investment securities	323	265
Income from merchant services, net	2,946	1,984
Cardholders income, net	4,387	2,164
Trustee fees	670	1,695
Other income	7,759	3,967
Total non-interest income	27,927	16,392
Non-interest expense:
Salaries and employee benefits	38,975	35,754
Occupancy	8,663	8,503
Equipment and depreciation	14,486	11,811
Insurance	1,973	1,918
Telecommunications	1,588	1,455
FDIC assessment	2,155	1,402
Professional services	2,597	1,974
Contract services	1,726	1,891
Other real estate owned	(599)	71
Stationery and supplies	371	502
Training and education	719	304
General, administrative and other	7,621	6,991
Total non-interest expense	80,275	72,576
Income before income taxes	26,094	15,956
Income tax expense	5,095	3,464
Net income	20,999	12,492
Net income attributable to noncontrolling interest	498	-
Net income available to BankGuam Holding Company	20,501	12,492
Preferred stock dividend	(520)	(548)
Net income attributable to common stockholders	$19,981	$11,944
Earnings per common share (EPS):
Basic and diluted EPS	$2.06	$1.23
Dividends declared per common share	$0.40	$0.40
Basic and diluted weighted average common shares	9,719	9,685

The accompanying notes are an integral part of the consolidated financial statements.

BankGuam Holding Company

Consolidated Statements of Comprehensive Income

(Dollar Amounts in Thousands)

	Years Ended December 31,
	2021	2020
Net income	$20,999	$12,492
Other comprehensive income:
Unrealized holding (loss) gain on available-for-sale securities arising during the period, net of tax	(23,452)	4,448
Reclassification for gain realized on available-for- sale securities	(272)	(265)
Amortization of post-transfer unrealized holding loss on held-to-maturity securities during the period, net of tax	3,892	255
Total other comprehensive (loss) income	(19,832)	4,438
Total comprehensive income	$1,167	$16,930

The accompanying notes are an integral part of the consolidated financial statements.

BankGuam Holding Company

Consolidated Statements of Stockholders’ Equity

(Dollar Amounts and Number of Shares in Thousands)

	Number of Common Shares	Common Stock	Preferred Stock	Additional Paid-in Capital - Common	Additional Paid-in Capital - Preferred	Retained Earnings	Accumulated Other Comprehensive loss	Treasury Stock	Noncontrolling Interests	Total
Balances, December 31, 2019	9,672	$2,023	$980	$24,478	$8,803	$129,576	$(1,327)	$(290)	$-	$164,243
Comprehensive income:
Net income	-	-	-	-	-	12,492	-	-	-	12,492
Change in accumulated other comprehensive income:
Unrealized gain on available-for-sale securities	-	-	-	-	-	-	4,438	-	-	4,438
Common stock issued under Employee Stock Purchase Plan & Service Awards	31	6	-	299	-	-	-	-	-	305
Cash dividends on common stock	-	-	-	-	-	(3,874)	-	-	-	(3,874)
Cash dividends on preferred stock	-	-	-	-	-	(548)	-	-	-	(548)
Balances, December 31, 2020	9,702	2,029	980	24,777	8,803	137,646	3,111	(290)	-	177,056
Noncontrolling interest in connection with acquisition of ASC	-	-	-	-	-	-	-	-	7,424	7,424
Comprehensive income:										-
Net income	-	-	-	-	-	20,501	-	-	498	20,999
Change in accumulated other comprehensive income:										-
Unrealized gain on available-for-sale securities	-	-	-	-	-	-	(19,832)	-	-	(19,832)
Common stock issued under Employee Stock Purchase Plan & Service Awards	36	8	-	345	-	-	-	-	-	353
Return of capital from stocks owned by subsidiary	(18)	(4)	-	(212)	-	-	-	-	18	(198)
Cash dividends on common stock	-	-	-	-	-	(3,888)	-	-	(646)	(4,534)
Cash dividends on preferred stock	-	-	-	-	-	(519)	-	-	-	(519)
Balances, December 31, 2021	9,721	$2,033	$980	$24,910	$8,803	$153,740	$(16,721)	$(290)	$7,294	$180,749

The accompanying notes are an integral part of the consolidated financial statements.

BankGuam Holding Company

Consolidated Statements of Cash Flows

(Dollar Amounts in Thousands)

	Years Ended December 31,
	2021	2020
Cash flows from operating activities:
Net income	$20,999	$12,492
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,150	10,358
Depreciation	4,640	3,945
Amortization of debt issuance costs	47	26
Amortization of fees, discounts and premiums	322	1,225
Gain on sales of other real estate owned, net	-	121
Proceeds from sales of loans held for sale	26,329	31,534
Origination of loans held for sale	(26,329)	(31,534)
Decrease (Increase) in mortgage servicing rights	102	(21)
Gross realized gains on sale of available-for-sale securities	(323)	(265)
Realized gain (loss) on sale of premises and equipment	10	(30)
Noncash lease expense	2,735	3,485
Gain on remeasurement of preexisting interest	(3,391)	-
Net change in operating assets and liabilities:
Accrued interest receivable	1,353	(2,487)
Other assets	(11,050)	2,628
Accrued interest payable	(31)	(41)
Lease liability	(2,478)	(3,537)
Other liabilities	3,449	1,100
Net cash provided by operating activities	18,534	28,999

Cash flows from investing activities:
Acquisition of subsidiary, ASC Trust LLC	(4,624)	-
Purchases of available-for-sale securities	(388,872)	(409,850)
Purchases of held-to-maturity securities	(28,027)	(21,250)
Proceeds from sales of available-for-sale securities	46,993	132,014
Maturities, prepayments and calls of available-for-sale securities	58,605	148,266
Maturities, prepayments and calls of held-to-maturity securities	36,506	24,716
Loan originations and principal collections, net	106,696	(127,765)
Income from equity investment in unconsolidated subsidiary	(1,183)	(1,131)
Dividends received from unconsolidated subsidiary	1,154	855
Costs from FHLB stock purchase	(479)	(68)
Proceeds from sales of other real estate owned	-	167
Proceeds from sales of premises and equipment	11	5
Purchases of premises and equipment	(4,802)	(4,117)
Net cash used in investing activities	(178,022)	(258,158)

Cash flows from financing activities:
Net increase in deposits	414,387	388,938
Proceeds from issuance of subordinated debt, net	19,576	-
Proceeds from issuance of common stock	353	305
Dividends paid	(5,053)	(4,422)
Net cash provided by financing activities	429,263	384,821
Net change in cash, cash equivalents and restricted cash	269,775	155,662
Cash, cash equivalents and restricted cash at beginning of period	287,778	132,116
Cash, cash equivalents and restricted cash at end of period	$557,553	$287,778

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$421	$1,237
Income taxes	$6,514	$4,996
Supplemental disclosure of noncash investing and financing activities:
Net change in unrealized loss on held-to-maturity securities, net of tax	$3,892	$255
Net change in unrealized gain on available-for-sale securities, net of tax	$(23,723)	$4,182
Transfer of securities from available-for-sale securities	$270,389	$-
Transfer of securities to held-to-maturity securities	$(270,389)	$-
Other real estate owned transferred from loans, net	$-	$42
Acquisition of subsidiary, ASC Trust LLC	$(769)	$-

The accompanying notes are an integral part of the consolidated financial statements.

BankGuam Holding Company

Notes to Consolidated Financial Statements

(in Thousands, Except Per Share Data)

Note 1 – Nature of Business

Organization

The accompanying consolidated financial statements include the accounts of BankGuam Holding Company (“Company”) and its wholly-owned subsidiaries, Bank of Guam (“Bank”) and BankGuam Investment Services (“BGIS”) (formerly BankGuam Investment and Insurance Services). The Company is a Guam corporation organized on October 29, 2010, to act as the holding company of the Bank, a Guam banking corporation, a 17-branch bank serving the communities in Guam, the Commonwealth of the Northern Mariana Islands (CNMI), the Federated States of Micronesia (FSM), the Republic of the Marshall Islands (RMI), the Republic of Palau (ROP), and San Francisco, California. BankGuam Investment Services was incorporated in Guam in 2015 and initially capitalized during the first quarter of 2016. During July 2016, the Company executed an agreement to purchase up to 70% of ASC Trust LLC, formerly ASC Trust Corporation. On July 6, 2021, the Company completed its final purchase of 25% of voting common stock of ASC Trust LLC under the agreement, as amended to date, bringing the Company’s ownership of ASC Trust LLC to 70%. See Note 5 under “Investment in Unconsolidated Subsidiary” for additional details.

Other than holding the shares of the Bank, BGIS and ASC Trust LLC, the Company conducts no significant activities, although it is authorized, with the prior approval of its principal regulator, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), to engage in a variety of activities related to the business of banking. Currently, substantially all of the Company’s operations are conducted and substantially all of the assets are owned by the Bank, which accounts for substantially all of our consolidated revenues, expenses and operating income. The Bank provides a variety of financial services to individuals, businesses and governments through its branches. The Bank’s headquarters is located in Hagåtña, Guam. The Bank currently has seven branches in Guam, three in the CNMI, four in the FSM, one in the RMI, one in the ROP, and one in San Francisco, California. The Bank’s primary deposit products are demand deposits, savings and time certificate accounts, and its primary lending products are consumer, commercial and real estate loans. In 2020, the Bank permanently closed the Malesso and Tumon branches, and in 2021 the Bank permanently closed the Dededo, Harmon and Chalan Piao branches.

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

The consolidated financial statements include the accounts of BankGuam Holding Company, the Bank, BGIS, and the Bank’s wholly owned subsidiaries, BankGuam Properties, Inc. and BankGuam Insurance Underwriters, Ltd. and IFIT Properties, LLC. It also includes ASC Trust LLC in which the Company has a controlling financial interest. See Note 22 – Acquisitions for more details. All significant intercompany and inter-branch balances and transactions have been eliminated in consolidation.

Assets held by the Bank’s Trust Department and its sister corporation, BankGuam Investment Services, and ASC Trust LLC, a subsidiary, in a fiduciary capacity are not assets of the Bank, and, accordingly, are not included in the accompanying consolidated financial statements.

The Company evaluated its ownership in ASC Trust LLC after the third and final closing, which brought the Company’s interest in ASC Trust LLC to 70%. The Company determined it has control of ASC Trust LLC in accordance to ASC 810 – Consolidation and accounted for the consolidation in accordance to ASC 805 – Business Combinations at December 31, 2021. The Company’s investment in ASC Trust LLC was accounted for under the equity method of accounting at December 31, 2020.

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

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand and balances due from banks, Federal Funds sold, cash items in transit and interest bearing deposits with other banks. The Bank is required by the Federal Reserve System to maintain cash reserves against certain of its deposit accounts. At December 31, 2021 and 2020, the required combined reserves totaled zero for both comparative periods. On March 15, 2020, the Federal Reserve Board reduced the reserve requirement ratios to zero percent effective March 26, 2020.

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

During the years ended December 31, 2021 and 2020, the Bank originated and sold approximately $26.3 million and $31.5 million, respectively, of the above-mentioned loans.

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Bank has entered into commitments to extend credit, including commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded as off-balance sheet items when the commitment is made, then recorded as balance sheet items if and when funded (See Note 15).

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

Business Combinations

The Company accounts for acquisitions of businesses using the acquisition method of accounting. Under the acquisition method, assets and liabilities assumed are recorded at their estimated fair values at the date of acquisition. Management utilizes various valuation techniques including discounted cash flow analyses to determine the fair value of the intangible assets acquired. Any excess of the purchase price over amounts allocated to the acquired assets, including identifiable intangible assets, and liabilities assumed is recorded as goodwill. The fair value of assets acquired and liabilities assumed in certain cases may be subject to revision based on the final determination of fair value during a period of time not to exceed 12 months from the acquisition date. Legal costs, due diligence costs, business valuation costs and all other acquisition-related costs are expenses when incurred.

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

Asset-Based Fees

Fees to manage retirement plans are paid for by Plan Sponsors (the customers) by a combination of asset-based fees and fixed-dollar contracts. Services include plan design, document management, plan set-up, trustee services, recordkeeping and administration of employee communication and individual participant services, plan and participant level reporting, and compliance and regulatory services, among others. The Company recognizes revenue from rendering these services on a quarterly basis.

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

Fair Value of Financial Instruments/Fair Value Option

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 18. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect these estimates. In addition, the fair value option provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments and written loan commitments not previously carried at fair value. The Company and the Bank have elected the fair value option for its mortgage servicing rights. The election was made to better reflect the underlying economics and to mitigate operational complexities in risk management activities.

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

COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a global pandemic, which continues to spread throughout the United States and around the world. The declaration of a global pandemic indicates that almost all public commerce and related business activities may be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. The outbreak of COVID-19 has adversely impacted a broad range of industries in which the Company’s customers operate and, in some instances, impaired their ability to fulfill their financial obligations to the Company. On March 3, 2020, the Federal Open Market Committee reduced the target range for federal funds by 50 basis points to 1.00% - 1.25%. This rate was further reduced to a target range of 0% - 0.25% on March 16, 2020. In September 2020, the Federal Open Market Committee announced that it will allow inflation to exceed 2% to support employment, and its most recent forecasts anticipate rate hikes in 2022; however, there can be no assurance as to when interest rates will rise. These reductions in interest rates and other effects of the COVID-19 outbreak had an adverse affect on the Company’s financial condition and results of operations. As a result of the spread of the COVID-19 coronavirus, economic uncertainties have negatively impacted net interest income and noninterest income.

In the United States, the government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) on March 27, 2020. The CARES Act, among other things, created a $670 billion loan program (the “Paycheck Protection Program” or the “PPP”) for fully guaranteed loans (which may be forgiven) to small businesses for certain qualifying expenses. The PPP was modified on May 31, 2021.

Due to the Company’s concerns for the health and safety of its customers and employees, in March 2020 the Bank temporarily closed seven of its branches in Guam and one of its branches in CNMI, and limited the number of customers allowed to be in its remaining facilities at any one time to 50. The Bank re-opened four of its branches in Guam, while four of the branches remain closed. Currently one branch in Guam remains closed due to renovations, and will reopen upon completion. The Bank continues to provide a secure telecommuting program for those personnel who are able to perform their responsibilities remotely, the computer hardware and software needed to support those tasks, and established teleconferencing capabilities to reduce the number of people in attendance at all of its larger group meetings. In recognition of the potential difficulties that may be faced by our commercial and consumer customers, the Bank initiated a temporary program in March 2020 under which affected customers may have their loan payments deferred or otherwise adjusted. This program applied to both commercial and consumer loans for a period of 90 days, and expired on June 30, 2020. Although these actions taken in response to the heightened risks posed by COVID-19 are costly, it is not possible at the time of this filing to estimate the final consequences of these impacts on economic performance or the results of the Company’s operations, its financial condition or its cash flows. However, despite these potential disruptions the Company has not materially changed its accounting policies or procedures due to COVID-19.

The Bank has been transitioning to a digital platform for several years. The COVID-19 pandemic has accelerated the adoption by our customers to convert to our digital channels.

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued (See Note 24). The Company recognizes in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing the financial statements. The Company’s financial statements do not recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date and before financial statements are available to be issued.

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

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting," which provides temporary optional expedients to ease the financial reporting burdens of the expected market transition from London Interbank Offered Rate (LIBOR) to an alternative reference rate such as Secured Overnight Financing Rate (SOFR). The guidance was effective upon issuance and generally can be applied through December 31, 2022. In December 2021, the Company adopted SOFR as a replacement to LIBOR. As of January 1, 2022, the Bank did not originate loans indexed to LIBOR nor enter into modifications which create new LIBOR exposure. The Company believes the adoption of this guidance will not have a material impact on the consolidated financial statements.

Note 4 – Interest-Bearing Deposits and Restricted Cash

The Company had $520.9 million and $244.9 million in interest bearing deposits, including restricted cash, at other financial institutions at December 31, 2021 and 2020, respectively. The weighted average percentage yields on these deposits were 0.13% and 0.10% at December 31, 2021 and 2020, respectively. This significant increase is the result of the various funds received from the CARES Act, which were held in cash balances with the Federal Reserve Bank at the end of the reporting period. Interest bearing deposits with financial institutions can be withdrawn by the Bank on demand, and are considered cash equivalents for purposes of the consolidated statements of financial condition and cash flows.

At December 31, 2021 and 2020, we had $150 thousand each, in restricted cash held in time deposits that were scheduled to mature within one year, of which $150 thousand are held by the Bank jointly under the names of Bank of Guam and the Guam Insurance Commissioner, and serve as a bond for the Bank of Guam Trust Department. The weighted average percentage yields on these restricted cash deposits were 0.02% and 0.03% at December 31, 2021 and 2020, respectively.

Note 5 – Investment Securities

The amortized cost and estimated fair value of investment securities, with gross unrealized gains and losses, were as follows:

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$114,969	$-	$(4,007)	$110,962
U.S. government agency pool securities	21,106	2	(247)	20,861
U.S. government agency or GSE residential mortgage-backed securities	369,419	1,957	(3,833)	367,543
Total	$505,494	$1,959	$(8,087)	$499,366
Securities Held-to-Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$276,188	$-	$(1,621)	$274,567
U.S. government agency pool securities	3,028	8	(45)	2,991
U.S. government agency or GSE residential mortgage-backed securities	33,078	105	(369)	32,814
Total	$312,294	$113	$(2,035)	$310,372

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$300,440	$54	$(2,348)	$298,146
U.S. government agency pool securities	28,783	29	(206)	28,606
U.S. government agency or GSE residential mortgage-backed securities	176,912	6,447	-	183,359
Total	$506,135	$6,530	$(2,554)	$510,111
Securities Held-to-Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$33,221	$93	$(15)	$33,299
U.S. government agency pool securities	4,515	15	(36)	4,494
U.S. government agency or GSE residential mortgage-backed securities	8,848	280	(10)	9,118
Total	$46,584	$388	$(61)	$46,911

At December 31, 2021 and 2020, investment securities with a carrying value of $558.8 million and $360.6 million, respectively, were pledged to secure various government deposits and other government requirements.

Proceeds and gross realized gains (losses) from the sales or calls of investment securities for the years ended December 31, 2021 and 2020, are shown below:

	Year Ended December 31, 2021
	2021	2020
Proceeds from sales	$46,993	$132,014
Gross realized gains from sales	$272	$265
Gross realized losses from sales	$-	$-

For the years ended December 31, 2021 and 2020, proceeds from sales of available-for-sale securities amounted to $47.0 million and $132.0 million, respectively; gross realized gains were $272 thousand and $265 thousand, respectively; gross realized losses were zero;  gross unrealized gains were $2.0 million and $6.5 million, respectively, and gross unrealized losses were $8.1 million and $2.6 million, respectively.

The amortized cost and estimated fair value of investment securities by contractual maturity at December 31, 2021 and 2020, are shown below.  Actual maturities may differ from contractual maturities because issuers may have the right to call or borrowers the right to prepay obligations with or without call or prepayment penalties. At December 31, 2021, obligations of U.S. government corporations and agencies with amortized costs totaling $817.8 million consist predominantly of residential mortgage-backed securities totaling $402.5 million and Small Business Administration agency pool securities totaling $24.1 million whose contractual maturity, or principal repayment, will follow the repayment of the underlying mortgage or small business loans.  For purposes of the following table, the entire outstanding balance of these mortgage-backed securities and SBA Pools issued by U.S. government corporations and agencies is categorized based on final maturity date. At December 31, 2021, the Bank estimates the average remaining life of these mortgage-backed and SBA Pools securities to be approximately 4.9 years and 3.5 years, respectively.

	December 31, 2021
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$105	$105	$-	$-
Due after one but within five years	8,331	8,377	1,228	1,246
Due after five but within ten years	151,682	148,389	62,925	62,257
Due after ten years	345,376	342,495	248,141	246,869
Total	$505,494	$499,366	$312,294	$310,372

	December 31, 2020
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$5,115	$5,121	$11,990	$12,070
Due after one but within five years	13,255	13,432	2,325	2,358
Due after five but within ten years	129,708	131,340	26,214	26,348
Due after ten years	358,057	360,218	6,055	6,135
Total	$506,135	$510,111	$46,584	$46,911

Temporarily Impaired Securities

The following table indicates the gross unrealized losses and fair value of the Bank’s investments, with unrealized losses that are not deemed to be OTTI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2021 and 2020.

	December 31, 2021
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value
Securities Available for Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(2,824)	$82,145	$(1,183)	$28,817	$(4,007)	$110,962
U.S. government agency pool securities	(71)	5,127	(176)	14,743	(247)	19,870
U.S. government agency or GSE residential mortgage-backed securities	(3,833)	290,573	-	-	(3,833)	290,573
Total	$(6,728)	$377,845	$(1,359)	$43,560	$(8,087)	$421,405

Securities Held to Maturity
US government agency and sponsored Agencies (GSE) debt securities	$(1,395)	$159,840	$(226)	$114,726	$(1,621)	$274,566
U.S. government agency pool securities	(37)	1,507	(8)	403	(45)	1,910
U.S. government agency or GSE residential mortgage-backed securities	(362)	28,498	(7)	529	(369)	29,027
Total	$(1,794)	$189,845	$(241)	$115,658	$(2,035)	$305,503

	December 31, 2020
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value
Securities Available for Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(2,348)	$243,089	$-	$-	$(2,348)	$243,089
U.S. government agency pool securities	(22)	3,735	(184)	22,672	(206)	26,407
Total	$(2,370)	$246,824	$(184)	$22,672	$(2,554)	$269,496

Securities Held to Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(15)	$14,985	$-	$-	$(15)	$14,985
U.S. government agency pool securities	-	-	(36)	2,923	(36)	2,923
U.S. government agency or GSE residential mortgage-backed securities	(10)	506	-	-	(10)	506
Total	$(25)	$15,491	$(36)	$2,923	$(61)	$18,414

The Bank does not believe that the investment securities that were in an unrealized loss position as of December 31, 2021, which comprised a total of 159 securities, were other than temporarily impaired. Specifically, the 159 securities are comprised of the following: 35 Small Business Administration (SBA) Pool securities, 1 mortgage-backed securities issued by Government National Mortgage Association (GNMA), 38 mortgage-backed securities and 1 agency security issued by Federal National Mortgage Association (FNMA), 26 agency securities issued by Federal Home Loan Bank (FHLB), 21 mortgage-backed securities and 19 agency securities issued by Federal Home Loan Mortgage Corporation (FHLMC), and 18 agency security issued by Federal Farm Credit Banks (FFCB).

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

Investment in Unconsolidated Subsidiary

On July 6, 2021, with the approval of the Federal Reserve Bank of San Francisco, the Company used $6.2 million of the proceeds from the subordinated notes totaling $20 million that were issued on June 29, 2021, to acquire an additional 25% of the voting common stock of ASC Trust LLC at the third and final closing, pursuant to the Stock Purchase Agreement (the “Agreement”) dated May 27, 2016, between the Company and David J. John, as amended to date. This transaction brought the Company’s interest in ASC Trust LLC to 70%. The Company evaluated its ownership in ASC Trust LLC after the last transaction in accordance to ASC 810 – Consolidation, and determined that the Company has control over ASC Trust LLC requiring consolidation. See Note 22 – Acquisitions for the details of the accounting treatment of the consolidation in accordance to ASC 805 – Business Combinations. The Company’s Chief Executive Officer serves on the Board of Directors of ASC Trust LLC. Another of the Company’s Board members also serves as a non-minority voting member of an entity that owns 5% of the common stock of ASC Trust LLC. The Agreement contains customary warranties, representations and indemnification provisions.

Note 6 – Loans

The Bank provides commercial and industrial, commercial mortgage, commercial construction, automobile and other consumer loans in each of the markets it serves. It also offers residential mortgage, home equity and certain U.S. government guaranteed loans in Guam, the Northern Mariana Islands and California. The Bank has two commercial agricultural loans outstanding in Guam.

Outstanding loan balances are presented net of unearned income, net deferred loan fees, and unamortized discount and premium totaling $3.2 million at December 31, 2021 and $4.2 million at December 31, 2020. As of December 31, 2021, our 10 largest borrowing relationships totaled $342.6 million in commitments, or approximately 25.9% of our total gross loans compared to $345.0 million, or approximately 24.1% in 2020.

The loan portfolio consisted of the following at:

	December 31, 2021		December 31, 2020
	Amount	Percent	Amount	Percent
Commercial
Commercial & industrial	$295,835	22.4%	$366,942	25.6%
Commercial mortgage	699,269	52.9%	685,138	47.9%
Commercial construction	23,588	1.8%	51,785	3.6%
Commercial agriculture	592	0.0%	629	0.0%
Total commercial	1,019,284	77.1%	1,104,494	77.1%
Consumer
Residential mortgage	135,377	10.2%	127,371	8.9%
Home equity	2,232	0.2%	2,076	0.1%
Automobile	18,220	1.4%	19,923	1.4%
Other consumer loans[1]	146,208	11.1%	177,822	12.5%
Total consumer	302,037	22.9%	327,192	22.9%
Gross loans	1,321,321	100.0%	1,431,686	100.0%
Deferred loan (fees) costs, net	(3,223)		(4,159)
Allowance for loan losses	(34,408)		(34,805)
Loans, net	$1,283,690		$1,392,722

[1]	Comprised of other revolving credit, installment, and overdrafts.

Paycheck Protection Program

With the passage of the Paycheck Protection Program, or PPP, administered by the Small Business Administration, the Bank is actively participating in assisting its customers with applications for resources through the program. PPP loans have either a two-year or a five-year term and earn interest at 1%. The Bank believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. In 2020 and 2021, the Bank approved and funded over $93.4 million and $56.6 million in PPP loans, respectively. At December 31, 2021, the outstanding principal balance of PPP loans was $25.7 million. As of March 18, 2022, a total of $132.3 million in PPP loans have been forgiven, of which $124.6 million were forgiven in 2021 and $7.7 million in 2020. It is the Bank’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Bank could be required to establish additional allowance for loan loss through additional credit loss expense charged to earnings.

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

In December 31, 2021, management adjusted the economic risk factors to incorporate the current economic implications, which includes receding tourism and rising unemployment due to the COVID-19 pandemic.

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

Set forth below is information regarding gross loan balances and the related allowance for loan losses, by portfolio type, for the years ended December 31, 2021 and 2020.

	Commercial	Residential Mortgages	Consumer	Total
	(Dollars in thousands)
Year Ended December 31, 2021
Allowance for loan losses:
Balance at beginning of period	$21,213	$1,990	$11,602	$34,805
Charge-offs	(115)	(99)	(4,736)	(4,950)
Recoveries	578	1	1,824	2,403
Provision	1,184	412	554	2,150
Balance at end of period	$22,860	$2,304	$9,244	$34,408

Allowance balance at end of period related to:
Loans individually evaluated for impairment	$3,510	$50	$941	$4,501
Loans collectively evaluated for impairment	19,350	2,254	8,303	29,907
Ending balance	$22,860	$2,304	$9,244	$34,408

Loan balances at end of period:
Loans individually evaluated for impairment	$48,459	$2,265	$1,059	$51,783
Loans collectively evaluated for impairment	970,825	135,343	163,370	1,269,538
Ending balance	$1,019,284	$137,608	$164,429	$1,321,321

Year Ended December 31, 2020
Allowance for loan losses:
Balance at beginning of year	$18,360	$1,490	$8,020	$27,870
Charge-offs	(1,069)	-	(4,559)	(5,628)
Recoveries	399	-	1,806	2,205
Provision	3,523	500	6,335	10,358
Ending balance	$21,213	$1,990	$11,602	$34,805

Allowance balance at end of year related to:
Loans individually evaluated for impairment	$3,500	$4	$1,264	$4,768
Loans collectively evaluated for impairment	17,713	1,986	10,338	30,037
Ending balance	$21,213	$1,990	$11,602	$34,805

Loan balances at end of year:
Loans individually evaluated for impairment	$36,031	$2,730	$1,343	$40,104
Loans collectively evaluated for impairment	1,068,463	126,717	196,402	1,391,582
Ending balance	$1,104,494	$129,447	$197,745	$1,431,686

The $397 thousand decrease in the allowance for loan losses is primarily due to the improvement in credit quality of the Bank’s loans, the decrease in net charge-offs, the smaller loan portfolio, and the decrease in the specific reserve for consumer loans 0-59 days delinquent, which resulted in a $7.0 million reversal to the provision during the year, and management’s reassessment of economic conditions and prospects. The allowance will change in the future in response to changes in the size, composition and quality of the loan portfolio, as well as periodic reassessments of prospective economic conditions.

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

The following table provides a summary of the delinquency status of the Bank’s gross loans by portfolio type:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Non- Accrual	90 Days and Greater Still Accruing	Total Past Due	Current	Total Loans Outstanding
December 31, 2021
Commercial
Commercial & industrial	$56	$202	$7,338	$106	$7,702	$288,133	$295,835
Commercial mortgage	2,540	217	4,622	-	7,379	691,890	699,269
Commercial construction	-	-	-	-	-	23,588	23,588
Commercial agriculture	-	-	-	-	-	592	592
Total commercial	2,596	419	11,960	106	15,081	1,004,203	1,019,284

Consumer
Residential mortgage	2,194	1,236	267	77	3,774	131,603	135,377
Home equity	-	-	-	-	-	2,232	2,232
Automobile	407	162	-	41	610	17,610	18,220
Other consumer [1]	2,037	1,024	69	866	3,996	142,212	146,208
Total consumer	4,638	2,422	336	984	8,380	293,657	302,037
Total	$7,234	$2,841	$12,296	$1,090	$23,461	$1,297,860	$1,321,321

December 31, 2020
Commercial
Commercial & industrial	$13,712	$3,857	$8,119	$387	$26,075	$340,867	$366,942
Commercial mortgage	9,183	36,562	913	471	47,129	638,009	685,138
Commercial construction	-	-	-	-	-	51,785	51,785
Commercial agriculture	-	-	-	-	-	629	629
Total commercial	22,895	40,419	9,032	858	73,204	1,031,290	1,104,494

Consumer
Residential mortgage	4,758	1,833	1,147	129	7,867	119,504	127,371
Home equity	-	-	-	-	-	2,076	2,076
Automobile	580	184	-	43	807	19,116	19,923
Other consumer [1]	3,472	1,502	108	1,096	6,178	171,644	177,822
Total consumer	8,810	3,519	1,255	1,268	14,852	312,340	327,192
Total	$31,705	$43,938	$10,287	$2,126	$88,056	$1,343,630	$1,431,686

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

Generally, the accrual of interest on a loan is discontinued when principal or interest payments become more than 90 days past due, unless management believes the loan is adequately collateralized and it is in the process of collection. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash are applied as principal reductions when received, except when the ultimate collectability of principal is probable, in which case interest payments are credited to income. Non-accrual loans may be restored to accrual status when principal and interest become current and full repayment is expected. The following table provides information as of December 31, 2021 and 2020, with respect to loans on non-accrual status, by portfolio type:

	December 31,
	2021	2020
	(Dollars in thousands)
Non-accrual loans:
Commercial
Commercial & industrial	$7,610	$8,750
Commercial mortgage	8,148	6,618
Total commercial	15,758	15,368

Consumer
Residential mortgage	$1,660	$2,575
Other consumer [1]	152	196
Total consumer	1,812	2,771
Total non-accrual loans	$17,570	$18,139

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

The Company classifies its loan portfolios using internal credit quality ratings, as discussed above under Allowance for Loan Losses. The following table provides a summary of loans by portfolio type and the Company’s internal credit quality ratings as of December 31, 2021 and 2020.

	December 31,
	2021	2020
	(Dollars in thousands)
Pass:
Commercial & industrial	$266,300	$314,201
Commercial mortgage	642,835	626,477
Commercial construction	23,588	51,785
Commercial agriculture	592	629
Residential mortgage	133,176	123,017
Home equity	2,232	2,076
Automobile	18,179	19,880
Other consumer	145,190	176,522
Total pass loans	1,232,092	1,314,587

Special Mention:
Commercial & industrial	9,760	6,643
Commercial mortgage	11,051	16,285
Residential mortgage	-	1,695
Total special mention loans	20,811	24,623

Substandard:
Commercial & industrial	12,645	37,920
Commercial mortgage	44,661	41,654
Residential mortgage	613	433
Other consumer	2	7
Total substandard loans	57,921	80,014

Formula Classified:
Residential mortgage	1,588	2,226
Automobile	41	43
Other consumer	1,016	1,293
Total formula classified loans	2,645	3,562

Doubtful:
Commercial & industrial	7,130	8,178
Commercial mortgage	722	722
Total doubtful loans	7,852	8,900
Total outstanding loans, gross	$1,321,321	$1,431,686

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

The following table sets forth information regarding non-accrual loans and restructured loans, at December 31, 2021 and 2020:

	December 31,
	2021	2020
	(Dollars in thousands)
Impaired loans:
Restructured loans:
Non-accruing restructured loans	$6,083	$4,718
Accruing restructured loans	32,595	15,937
Total restructured loans	38,678	20,655
Other impaired loans	13,105	19,450
Total impaired loans	$51,783	$40,105

Impaired loans less than 90 days delinquent and included in total impaired loans	$38,398	$27,664

The table below contains additional information with respect to impaired loans, by portfolio type, for the years ended December 31, 2021 and 2020:

	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
December 31, 2021, With no related allowance recorded:
Commercial & industrial	$11,150	$11,150	$75,812	$56
Commercial mortgage	36,935	37,182	38,456	149
Residential mortgage	612	612	221	-
Other consumer	2	2	4	-
Total impaired loans with no related allowance	$48,699	$48,946	$114,493	$205

December 31, 2021, With a related allowance recorded:
Commercial & industrial	$262	$262	$116	$2
Commercial mortgage	112	127	75	-
Residential mortgage	1,653	1,663	1,921	1
Automobile	41	41	29	1
Other consumer	1,016	1,016	1,253	8
Total impaired loans with a related allowance	$3,084	$3,109	$3,394	$12

December 31, 2020, With no related allowance recorded:
Commercial & industrial	$23,745	$23,745	$23,986	$102
Commercial mortgage	11,954	12,201	9,030	45
Residential mortgage	432	432	692	-
Other consumer	7	7	7	-
Total impaired loans with no related allowance	$36,138	$36,385	$33,715	$147

December 31, 2020, With a related allowance recorded:
Commercial & industrial	$294	$607	$282	$4
Commercial mortgage	39	54	95	-
Residential mortgage	2,298	2,308	2,887	(27)
Automobile	43	43	71	-
Other consumer	1,293	1,292	884	27
Total impaired loans with a related allowance	$3,967	$4,304	$4,219	$4

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

Troubled Debt Restructurings

The Bank had $38.7 million and $20.7 million of troubled debt restructurings (TDRs) as of December 31, 2021 and 2020, respectively. The restructured loans recorded by the Bank represent financing receivables, modified for the purpose of alleviating temporary impairments to the borrower’s financial condition. The modifications that the Bank has extended to borrowers have come in the form of a change in the amortization terms, a reduction in the interest rate, interest only payments and, in limited cases, a concession to the outstanding loan balance. The restructuring plans between the borrower and Bank are designed to provide a bridge for the cash flow shortfalls in the near term. As the borrower works through the near-term issues, in most cases, the original contractual terms will be reinstated.

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

In an effort to constructively work with borrowers affected by the COVID-19 pandemic, the Bank initiated a temporary program in March 2020 to allow for 90-day deferrals for residential mortgage and commercial loans upon request from the borrower, and a 90-day deferral for all consumer and automobile loans. The Bank did not identify consumer loans that were deferred and were over 30 days delinquent as TDRs; however the Bank identified a specific reserve for these loans totaling $3.0 million at December 31, 2021. The Bank also identified a specific reserve for consumer loans over 90 days that were deferred and increased its environmental factors for the reserve to account for the effects of the COVID-19 pandemic.

	Number of	Pre- Modification Outstanding Recorded	Principal	Post- Modification Outstanding Recorded	Outstanding Balance
	Loans	Investment	Modifications	Investment	December 31, 2021	December 31, 2020
Performing
Residential mortgage	-	$-	$-	$-	$-	$-
Commercial & industrial	10	3,974	-	3,974	3,696	-
Commercial mortgage	1	28,899	-	28,899	28,899	15,936
Consumer	-	-	-	-	-	-
Total performing	11	32,873	-	32,873	32,595	15,936
Nonperforming
Commercial & industrial	2	275	-	275	142	-
Commercial mortgage	9	8,509	-	8,509	5,941	4,671
Consumer	-	-	-	-	-	48
Total nonperforming	11	8,784	-	8,784	6,083	4,719
Total Troubled Debt Restructurings (TDRs)	22	$41,657	$-	$41,657	$38,678	$20,655

Note 7 – Premises and Equipment

A summary of premises and equipment at December 31, 2021 and 2020 follows:

	December 31, 2021
	Cost	Accumulated Depreciation	Net Book Value
Buildings	$29,281	$(22,797)	$6,484
Furniture and equipment	28,494	(20,135)	8,359
Automobiles and mobile facilities	2,071	(1,223)	848
Leasehold improvements	6,520	(4,241)	2,279
	66,366	(48,396)	17,970
Construction in progress	2,832	-	2,832
	$69,198	$(48,396)	$20,802

	December 31, 2020
	Cost	Accumulated Depreciation	Net Book Value
Buildings	$28,952	$(22,001)	$6,951
Furniture and equipment	27,688	(21,173)	6,515
Automobiles and mobile facilities	1,721	(1,182)	539
Leasehold improvements	6,841	(4,609)	2,232
	65,202	(48,965)	16,237
Construction in progress	3,684	-	3,684
	$68,886	$(48,965)	$19,921

For the years ended December 31, 2021 and 2020, depreciation expense was $4.6 million and $3.9 million, respectively.

Note 8 – Other Assets

A summary of other assets at December 31, 2021 and 2020, follows:

	December 31,
	2021	2020
Bank Owned Life Insurance	$29,890	$28,798
Prepaid income tax	482
Prepaid expenses	9,130	6,919
Deferred tax asset, net (Note 12)	14,003	8,543
Mortgage servicing rights (Note 18)	1,581	1,683
Right-of-use asset (Note 19)	23,379	26,113
Accounts receivable	5,069	3,108
Other	1,086	1,176
Total other assets	$84,620	$76,340

Note 9 – Deposits

A summary of deposits at December 31, 2021 and 2020, follows:

	December 31,
	2021	2020
	(Dollars in Thousands)
Non-interest bearing deposits	$981,537	$770,037
Interest bearing deposits:
Demand deposits	401,753	322,933
Regular savings	801,101	754,042
Time deposits:
$250,000 or more	14,201	14,201
Less than $250,000	15,696	14,569
Other interest bearing deposits	318,943	243,062
Total interest bearing deposits	1,551,694	1,348,807
Total Deposits	$2,533,231	$2,118,844

At December 31, 2021, the scheduled maturities of time deposits were as follows:

Years ending December 31,
2022	$26,322
2023	1,091
2024	1,318
2025	295
2026 and thereafter	871
Total	$29,897

Note 10 – Borrowings

Federal Reserve Discount Window

At December 31, 2021 and 2020 the Bank had investment securities with a market value of $18.5 million and $18.4 million, respectively, pledged to the FRB Discount Window supporting a borrowing capacity of $17.8 million and $17.9 million, respectively, based on an average Federal Reserve margin of 96%. The Bank had no outstanding borrowings through the discount window at December 31, 2021 or 2020.

Federal Home Loan Bank (FHLB) Advances

The Bank has a credit line with the FHLB of Des Moines equal to 35% of total Bank assets. At December 31, 2021 and 2020, the Bank did not have outstanding advances against this credit line under Blanket Agreements for Advances and Security Agreements (“the Agreements”). The Agreements enable the Bank to borrow funds from the FHLB to fund mortgage loan programs and to satisfy certain other funding needs.

Overnight Fed Funds Lines

At December 31, 2021 and 2020, the Bank had $35.0 million and $27.0 million in Federal Funds lines of credit available with its correspondent banks. No borrowings were outstanding as of December 31, 2021.

Note 11 – Transactions with Directors of the Company

The Directors of the Company and the Bank, and certain of the businesses with which they are associated, conduct banking transactions with the Company in the ordinary course of business. The following is a summary of loan transactions with members of the Board of Directors of the Company and certain of their associated businesses:

	Years Ended December 31,
	2021	2020
	(Dollars in thousands)
Beginning balance	$16,898	$12,537
Undisbursed commitments	823	1,369
New loans granted	465	4,274
Principal repayments	(998)	(1,282)
Ending balance of term loans	17,188	16,898
Year-end balance of revolving accounts	1,687	844
Total term loans and revolving accounts	$18,875	$17,742

In addition, the Bank leases certain facilities from two separate entities in which two of its directors have separate ownership interests. Lease payments made to these entities during the years ended December 31, 2021 and 2020, approximated $431 thousand and $359 thousand, respectively.

Note 12 – Income Taxes

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

The income tax provision includes the following components:

	Years Ended December 31,
	2021	2020
Government of Guam tax expense (benefit):
Current	$3,062	$5,578
Deferred	233	(2,114)
Foreign income taxes (including U.S. income taxes)	1,800	-
Total income tax expense	$5,095	$3,464

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	2021	2020
Statutory Guam income tax rate	21.00%	21.00%
Permanent differences	-2.90%	-1.51%
Other	1.86%	2.22%
Total income tax expense	19.96%	21.71%

The difference between effective income tax expense and income tax expense computed at the Guam statutory rate was due to nontaxable interest income earned on loans to the Government of Guam for each of the years ended December 31, 2021 and 2020.

The components of deferred income taxes are as follows:

	Years Ended December 31,
	2021	2020
Deferred loan origination fees	$167	$(285)
Loan loss provision	(284)	(1,526)
Fixed assets	38	15
SERP	(269)	(271)
Unfunded Commitment Reserve	(12)	-
Other real estate owned valuation	-	1
Mortgage servicing rights	(1)	(5)
Right-of-use asset	(425)	(833)
Lease liability	369	778
Accrued bonus	(54)	(11)
Unearned Income	(131)	-
Other	835	23
Net operating loss	-	(1,265)
Change in valuation allowance	-	1,265
Deferred tax (benefit) provision	$233	$(2,114)

The components of the net deferred tax asset are as follows:

	Years Ended December 31,
	2021	2020
Deferred tax asset:
Allowance for loan losses	$7,885	$7,602
Lease Liability	5,526	5,895
Net operating loss	-	1,265
Loan origination fees	739	906
Net unrealized gain on securities available-for-sale	4,859	-
Unearned income	131
Accruals not currently deductible	2,157	1,823
Total deferred tax asset	21,297	17,491
Deferred tax liability:
Right-of-use asset	(5,358)	(5,783)
Net unrealized gain on securities available-for-sale	-	(835)
Fixed assets	(713)	(674)
Mortgage servicing rights	(362)	(363)
Investment in ASC	(790)
Others	(71)	(28)
Total deferred tax liability	(7,294)	(7,683)
Valuation allowance	-	(1,265)
Net deferred tax asset	$14,003	$8,543

A valuation allowance of zero and $1.3 million have been provided at December 31, 2021 and 2020, respectively, to reduce the deferred tax asset because, in management’s opinion, it is more likely than not that less than the entire amount will be realized. This is primarily due to the operating losses in the CNMI region.

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

Note 13 – Employee Benefit Plans

Stock Purchase Plan

The Company’s 2011 Employee Stock Purchase Plan (the “2011 Plan”) was adopted by the Company’s Board of Directors and approved by the Company’s Stockholders on May 2, 2011. The 2011 Plan is open to all employees of the Company and the Bank who have met certain eligibility requirements.

Under the 2011 Plan, as amended and restated as of July 1, 2012, eligible employees can purchase, through payroll deductions, shares of common stock at a discount. The right to purchase stocks is granted to eligible employees during a period of time that is established from time to time by the Board of Directors of the Company. Eligible employees cannot accrue the right to purchase more than $25 thousand worth of stock at the fair market value at the beginning of each offer period. Eligible employees also may not purchase more than one thousand five hundred (1,500) shares of stock in any one offer period. The shares are purchased at 85% of the fair market price of the stock on the enrollment date. The Company recognized $39 thousand and $34 thousand in compensation expenses in 2021 and 2020, respectively.

Employee Retirement Savings Plan

The Company has a 401(k) Plan whereby substantially all employees, with at least one year of continuous service, are eligible to participate in the Plan. The Company makes matching contributions equal to 100% of an employee’s deferrals, up to 1% of the employee’s compensation, plus 50% of the employee’s deferrals that exceed 1% but are less than 6% of the employee’s compensation. Matching contributions become 100% vested to the employee after two years of service. For the years ended December 31, 2021 and 2020, the expense attributable to the Plan was $730 thousand and $764 thousand, respectively.

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

The changes in the projected benefit obligation of other benefits under the Plan during 2021 and 2020, its funded status at December 31, 2021 and 2020, and the amounts recognized in the balance sheet at December 31, 2021 and 2020, were as follows:

	Years Ended December 31,
	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of period	$8,243	$7,009
Service cost	588	930
Interest cost	356	304
Benefit obligation at end of period	$9,187	$8,243
Funded status:
Amounts recognized in the Statement of Financial Condition
Unfunded accrued SERP liability—current	$9,187	$8,243
Total unfunded accrued SERP liability	$9,187	$8,243
Net amount recognized in accumulated other comprehensive income
Prior service cost/(benefit)	$-	$-
Net actuarial loss/(gain)	-	-
Total net amount recognized in accumulated other comprehensive income	-	-
Accumulated benefit obligation	$9,187	$8,243
Components of net periodic SERP cost:
Service cost	$7,545	$6,957
Interest cost	1,642	1,286
Net periodic SERP cost	$9,187	$8,243
Assumptions as of December 31:
Assumed discount rate	4.33%	4.33%
Rate of compensation increase	0.00%	0.00%

As of December 31, 2021, $3.7 million in benefits are expected to be paid in the next five years. During 2022, $844 thousand is expected to be recognized in net periodic benefit cost.

Note 14 – Earnings Per Common Share

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to shares for which employees’ funds have been collected but not issued under the Employee Stock Purchase Plan for 2021 and 2020, and are determined using the treasury stock method.

Earnings per common share have been computed based on reported net income and the following share data:

	Years Ended December 31,
	2021	2020
Net income available to BankGuam Holding Company	$20,501	$12,492
Less preferred stock dividends	(520)	(548)
Net income attributable to common stockholders	$19,981	$11,944
Weighted average number of common shares outstanding - used to calculate basic and diluted earnings per common share	9,719	9,685
Earnings per common share (EPS):
Basic and diluted EPS	$2.06	$1.23

Note 15 – Commitments and Contingencies

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

A summary of financial instruments with off-balance-sheet risk at December 31, 2021 and 2020, is as follows:

	December 31,
	2021	2020
Commitments to extend credit	$162,569	$159,405

Letters of credit:
Standby letters of credit	$43,239	$52,827
Commercial letters of credit	2,366	2,574
Total	$45,605	$55,401

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The commitments for certain lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. The Bank had recorded $48.0 thousand in reserve liabilities associated with these commitments at December 31, 2021.

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

The Bank considers its standby letters of credit to be guarantees. At December 31, 2021, the maximum undiscounted future payments that the Bank could be required to make was $45.6 million. All of these arrangements mature within one year. The Bank generally has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized; however, some are unsecured. The Bank recorded $48.0 thousand in reserve liabilities associated with these guarantees at December 31, 2021.

Mortgage loans serviced for others are not included in the accompanying consolidated statements of condition. The unpaid principal balances of mortgage loans serviced for others were $181.1 million and $186.9 million at December 31, 2021 and 2020, respectively. At December 31, 2021 and 2020, the Bank recorded mortgage servicing rights at their fair value of $1.6 million and $1.7 million, respectively.

Legal Contingencies

The Bank is involved in certain legal actions and claims that arise in the ordinary course of business. Management believes that, as a result of its legal defenses and insurance arrangements, none of these matters are expected to have a material adverse effect on the Bank’s financial position, results of operations or cash flows.

Note 16 – Minimum Regulatory Capital Requirements

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, Tier 1 capital and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2021 and 2020, the Bank met all capital adequacy requirements to which it is subject.

In July 2013, the U.S. banking regulatory agencies approved the U.S. version of Basel III. The agencies-adopted version of Basel III revises the risk-based and leverage capital requirements and the method for calculating risk-weighted assets to make them consistent with Basel III and to meet the requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. Although many of the rules contained in these final regulations are applicable only to large, internationally active banks, some of them apply on a phased-in basis to all banking organizations, including the Company and the Bank. The rules, including alternative requirements for smaller community financial institutions like the Company and the Bank, were fully phased in on January 1, 2019. Among other things, the rules established a new minimum common equity Tier 1 ratio (4.5% of risk-weighted assets), a higher minimum Tier 1 risk-based capital requirement (6.0% of risk-weighted assets) and a minimum non-risk-based leverage ratio (4.0%, eliminating a 3.0% exception for higher rated banks). An additional capital conservation buffer of 2.5% of risk weighted assets must be met to avoid limitations on the ability of the Company and the Bank to pay dividends, repurchase shares or pay discretionary bonuses. An additional “countercyclical capital buffer” is required for larger and more complex institutions. The new rules assign higher risk weighting to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. The rules also changed the permitted composition of Tier 1 capital to exclude trust preferred securities, mortgage servicing rights and certain deferred tax assets, and include unrealized gains and losses on available-for-sale debt and equity securities (through a one-time opt out option for Standardized Banks (banks with less than $250 billion of total consolidated assets and less than $10 billion of foreign exposures) which the Company and the Bank elected at March 31, 2015).

The Bank continues to receive a large influx of deposits from federal relief programs due to the COVID-19 pandemic, which largely increased its total cash and cash equivalents, and securities on its balance sheet resulting in an increase in its average assets in December 31, 2021 by approximately $600.2 million to $2.91 billion from $2.31 billion in December 31, 2020. This growth resulted in an adverse impact on its ratio of Tier 1 capital to average assets. Management believes that the Bank has the capacity to absorb the growth in total assets, and the tools needed to move deposits off its balance sheet through its Trust services to continue to be above the well capitalized standards under the regulatory framework for prompt corrective action.

As of December 31, 2021, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Company’s actual capital amounts and ratios as of December 31, 2021 and 2020, are presented in the table below.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2021:
Total capital (to Risk Weighted Assets)	$222,493	15.161%	$117,403	8.000%	$146,753	10.000%
Tier 1 capital (to Risk Weighted Assets)	$168,623	11.490%	$88,052	6.000%	$117,403	8.000%
Tier 1 capital (to Average Assets)	$168,623	5.792%	$116,461	4.000%	$145,577	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$158,840	10.824%	$66,039	4.500%	$95,390	6.500%

At December 31, 2020:
Total capital (to Risk Weighted Assets)	$206,381	14.307%	$115,401	8.000%	$144,252	10.000%
Tier 1 capital (to Risk Weighted Assets)	$173,141	12.003%	$86,551	6.000%	$115,401	8.000%
Tier 1 capital (to Average Assets)	$173,141	7.466%	$92,765	4.000%	$115,956	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$163,359	11.325%	$64,913	4.500%	$93,764	6.500%

The Bank exceeds the adequately capitalized and the well capitalized standards under these measures. Management believes the Company and the Bank will remain adequately capitalized and well-capitalized under the standards.

Since the formation of the Company in 2011, our assets have grown by 153.0% ($1.69 billion), while our stockholders’ equity has grown by 103.7% ($92.0 million, including $81.8 million in retained earnings). The growth in equity has helped to increase our capital ratios, and those ratios remain well above the well capitalized standards. To provide sufficient capital resources to expand our holdings, the Board approved the issuance of an additional $5.0 million in common stock during 2015, of which $2.9 million was issued that year, and an additional $10.0 million in non-cumulative perpetual preferred stock, of which $9.8 million was issued during 2016. During the fourth quarter of 2017 and the first quarter of 2018, the Company issued an additional $4.2 million in common stock in an SEC-registered public offering at a purchase price of $12.25 per common share.

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

Note 17 – Parent Company Only Information

Condensed Statements of Financial Condition

(Dollars in thousands)

	December 31,
	2021	2020
Assets
Due from subsidiaries	$7,816	$2,245
Investment in subsidiaries	184,435	189,703
Goodwill	12,232
Intangible assets	10,249
Other assets	(744)	9
Total assets	$213,988	$191,957
Liabilities and stockholders’ equity
Other liabilities	361	124
Subordinated debt, net	34,400	14,777
Total liabilities	$34,761	$14,901

Stockholders’ equity	179,227	177,056
Total liabilities and stockholders’ equity	$213,988	$191,957

Condensed Statements of Income

(Dollars in thousands)

	December 31,
	2021	2020
Dividend income	$4,153	$4,154
Interest expense	(1,444)	(955)
Other expenses	(1,646)	(280)
Equity in undistributed income of subsidiary	19,438	9,573
Net income	$20,501	$12,492

Condensed Statements of Cash Flows

(Dollars in thousands)

	December 31,
	2021	2020
Cash flows from operating activities:
Net income	$20,501	$12,492
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiary	(19,438)	(9,573)
Depreciation and amortization	199	-
Amortization of debt issuance costs	45	26
Net change in operating assets and liabilities:
Other assets	753	4
Other liabilities	237	5
Net cash provided by operating activities	2,297	2,954

Cash flows from investing activities:
Payments for investments in and advances to subsidiaries	(8,900)	-
Increased investment in unconsolidated subsidiary	(6,186)	-
Dividends received from consolidated subsidiary	742	635
Dividends received from unconsolidated subsidiary	2,058	855
Net cash (used in) provided by investing activities	(12,286)	1,490

Cash flows from financing activities:
Proceeds from issuance of subordinated debt	19,616	-
Cash dividends paid	(4,408)	(4,422)
Proceeds from issuance of common stock	352	305
Net cash (used in) provided by financing activities	15,560	(4,117)
Net change in cash and cash equivalents	5,571	327
Cash and cash equivalents, beginning of period	2,245	1,918
Cash and cash equivalents, end of period	$7,816	$2,245

Note 18 – Fair Value Measurements

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

Financial assets measured at fair value on a recurring basis as of December 31, 2021 and 2020, are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At December 31, 2021
Available-for-sale Securities:
U.S. treasury notes and bonds	$-	$-	$-	$-
U.S. government agency and government sponsored enterprise (GSE) debt securities	-	110,962	-	110,962
U.S. government agency pool securities	-	20,861	-	20,861
U.S. government agency or GSE	-	367,543	-	367,543
Total fair value of available-for-sale securities	-	499,366	-	499,366
Other assets:
MSRs	-	-	1,581	1,581
Total fair value	$-	$499,366	$1,581	$500,947

At December 31, 2020
Available-for-sale Securities:
U.S. treasury notes and bonds	$5,005	$-	$-	$5,005
U.S. government agency and government sponsored enterprise (GSE) debt securities	-	293,142	-	293,142
U.S. government agency pool securities	-	28,606	-	28,606
U.S. government agency or GSE	-	183,358	-	183,358
Total fair value of available-for-sale securities	5,005	505,106	-	510,111
Other assets:
MSRs	-	-	1,683	1,683
Total fair value	$5,005	$505,106	$1,683	$511,794

There were no liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020.

During the periods ended December 31, 2021 and 2020, the changes in Level 3 assets (consisting solely of MSRs) measured at fair value on a recurring basis are as follows:

	Years Ended December 31,
	2021	2021
Beginning balance	$1,683	$1,704
Realized and unrealized net losses:
Included in net income	(102)	(21)
Ending balance	$1,581	$1,683

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

The following table presents quantitative information about the valuation technique and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring basis:

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average Rate
December 31, 2021
Financial instrument:
MSRs	$1,581	Discounted Cash Flow	Discount Rate	6.02% - 7.93%	7.20%
			Weighted Average Prepayment Rate (Public Securities Association)	125%
December 31, 2020
Financial instrument:
MSRs	$1,683	Discounted Cash Flow	Discount Rate	6.06% - 7.74%	6.30%
			Weighted Average Prepayment Rate (Public Securities Association)	125%

There were no transfers into or out of the Bank’s Level 3 financial instruments for the periods ended December 31, 2021 and 2020.

The valuation techniques for assets measured at fair value on a recurring basis are as follows:

Investment Securities

When quoted prices are available in an active market, the Bank classifies the securities within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid U.S. Government debt, equity securities, Treasury notes and bonds.

If quoted market prices are not available, the Bank estimates fair values using pricing models and discounted cash flows that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, and credit spreads. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include GSE obligations, corporate bonds, and other securities. Mortgage-backed securities are included in Level 2 if observable inputs are available. In certain cases where there is limited activity or less transparency around inputs to the valuation, the Bank would classify those securities in Level 3. At December 31, 2021 and 2020, the Bank did not have any Level 3 investment securities.

Mortgage Servicing Rights

The fair value measurement of mortgage servicing rights is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques that incorporate assumptions that market participants would use in estimating the fair value of servicing rights. The most important of these assumptions is the interest rate used in discounting the future cash flows into their present value. Other assumptions might include estimates of prepayment speeds, costs to service, escrow account earnings, contractual servicing fee income, prepayment and late fees, among other considerations. The Bank’s mortgage servicing rights are considered a Level 3 measurement at December 31, 2021 and 2020.

Assets Measured at Fair Value on a Nonrecurring Basis

Under certain circumstances the Bank makes adjustments to fair value for assets and liabilities even though they are not measured at fair value on an ongoing basis. At December 31, 2021 and 2020, the financial instruments carried on the consolidated statements of financial condition by caption and by level in the fair value hierarchy for which a nonrecurring change in fair value has been recorded were zero and $8 thousand, respectively.

Fair Value of Other Financial Instruments

The estimated fair values of the Bank’s other financial instruments, excluding those assets recorded at fair value on a recurring basis on the Bank’s consolidated statements of condition, are as follows:

		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
	(Dollars in thousands)
December 31, 2021
Financial assets:
Cash and cash equivalents	$557,403	$557,403	$-	$-
Restricted cash	150	150	-	-
Federal Home Loan Bank stock	2,814	-	2,814	-
Investment securities held-to-maturity	312,294	-	310,372	-
Loans, net	1,283,690	-	-	1,330,529
Total	$2,156,351	$557,553	$313,186	$1,330,529

Financial liabilities:
Deposits	2,533,231	-	-	2,527,806
Total	$2,533,231	$-	$-	$2,527,806

December 31, 2020
Financial assets:
Cash and cash equivalents	$287,628	$287,628	$-	$-
Restricted cash	150	150	-	-
Federal Home Loan Bank stock	2,335	-	2,335	-
Investment securities held-to-maturity	46,584	-	46,911	-
Loans, net	1,392,722	-	-	1,441,402
Total	$1,729,419	$287,778	$49,246	$1,441,402

Financial liabilities:
Deposits	$2,118,844	$-	$-	$2,130,361
Total	$2,118,844	$-	$-	$2,130,361

During the periods ended December 31, 2021 and 2020, the changes in Level 3 loans and deposits measured at fair value on a non-recurring basis are as follows:

	Years Ended December 31,
	2021	2020
Beginning loan balance	$1,441,402	$1,310,822
Net issuances	(110,873)	130,580
Ending loan balance	$1,330,529	$1,441,402

	Years Ended December 31,
	2021	2020
Beginning deposit balance	$2,130,361	$1,733,072
Net deposits	397,445	397,289
Ending deposit balance	$2,527,806	$2,130,361

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

The following table presents quantitative information about the valuation technique and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis:

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average Rate
December 31, 2021
Financial instrument:
Loans	$1,330,529	Discounted Cash Flow	Discount Rate	5.44% - 6.91%	6.18%
Deposits	$2,527,806	Discounted Cash Flow	Discount Rate	0.03% - 0.48%	0.03%

December 31, 2020
Financial instrument:
Loans	$1,441,402	Discounted Cash Flow	Discount Rate	4.93% - 7.70%	5.98%
Deposits	$2,130,361	Discounted Cash Flow	Discount Rate	0.03% - 0.63%	0.05%

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

Short-Term Borrowings

The carrying amounts of Federal Funds purchased and FHLB advances maturing within ninety days approximate their fair values. We had no outstanding short-term borrowings at December 31, 2020 or 2021.

Long-Term Borrowings

Fair value of FHLB advances maturing after ninety days is determined based on expected present value techniques based on current market rates for advances with similar terms and remaining maturities. We had no outstanding long-term borrowings at December 31, 2020 or 2021.

Accrued Interest

The carrying amount of accrued interest approximates fair value due to its short-term nature.

Note 19 – Leases

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

The Bank leases certain facilities from two separate entities in which two of its directors have separate ownership interests. Lease payments made to these entities during the year ended December 31, 2021 and 2020, were $431 thousand, and $359 thousand respectively.

Additionally, the Bank leases office space to third parties, with original lease terms ranging from 1 to 3 years with option periods ranging up to 12 years. At December 31, 2021, minimum future rents to be received under non-cancelable operating sublease agreements were $44 thousand and $26 thousand for the periods ending December 31, 2022 and 2023, respectively.

The cash flow from operating leases included in the measurement of lease liabilities during December 31, 2021 and 2020 was $3.4 million and $3.6 million, respectively.

The following table summarizes the lease-related assets and liabilities recorded as part of other assets and other liabilities in our consolidated statements of financial condition at December 31, 2021:

	December 31, 2021	December 31, 2020
Assets
Operating lease right-of-use assets	$23,379	$26,113
Total lease assets	$23,379	$26,113
Liabilities
Current
Operating	$1,926	$2,510
Noncurrent
Operating	22,186	24,112
Total lease liabilities	$24,112	$26,622

The operating lease cost, and variable lease costs, at December 31, 2021 and 2020 was $3.7 million and $3.9 million, respectively.

The following table provides the maturities of lease liabilities at December 31, 2021:

	Operating Leases (a)	Total
2022	$2,780	$2,780
2023	2,532	2,532
2024	2,420	2,420
2025	2,288	2,288
2026	2,054	2,054
After 2025	33,515	33,515
Total lease payments	45,589	45,589
Less: Interest (b)	21,477	21,477
Present value of lease liabilities (c)	$24,112	$24,112

Note: For leases commencing prior to 2019, minimum lease payments exclude payments to landlords for real estate taxes and common area maintenance.

(a)	Operating lease payments include $21.5 million related to options to extend lease terms that are reasonably certain of being exercised.
(b)	Calculated using the incremental borrowing rate based on the lease term for each lease.
(c)	Includes the current portion of $1.9 million for operating leases.

The following table provides the weighted-average lease term and discount rate at December 31, 2021:

	Years Ended December 31,
	2021	2020
Weighted-average remaining lease term (years)
Operating leases	25.6	24.6
Weighted-average discount rate
Operating leases	4.15%	4.09%

Note 20 – Revenue Recognition

On January 1, 2018, the Company adopted ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASC 606”) and all subsequent ASUs that modified ASC 606. The Company’s revenue is primarily comprised of net interest income on financial assets less interest paid on financial liabilities, which are excluded from the scope of ASU No. 2014-09. The Company evaluated its various revenue streams and determined that service charges on deposit accounts and online fees and asset-based fees are within the scope of ASC 606. The fees charged from service charges on deposit accounts are based on services provided or transactions performed, and the online fees associated with business accounts are billed at the end of each month or upon occurrence. Asset-based fees are generated from ASC Trust LLC, which was consolidated in accordance to ASC 810 – Consolidation, and revenue is recognized on a quarterly basis. See Note 5 under “Investment in Unconsolidated Subsidiary” for additional details. None of these revenue stream results in a difference from historic revenue recognition practices. The revenue earned from these services and its percentage of total revenue for the year ended December 31, 2021, were $3.8 million and 3.9% for service charges on deposit accounts, and $908 thousand and 0.9% for online fees, respectively, as compared to $3.7 million and 3.7% for service charges on deposit accounts, and $949 thousand and 1.0% for online fees, respectively at December 31, 2020. The revenue earned from asset-based fees and its percentage of total revenue for the year ended December 31, 2021, was $4.6 million and 4.6% The Company has determined that the result of applying this ASU to the revenue streams affected has not been material to the Company’s consolidated financial statements.

Note 21 – Subordinated Debt

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

Note 22 – Acquisitions

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

Of the $11.1 million of acquired intangible assets, $460 thousand was provisionally assigned to trade name and $10.6 million was provisionally assigned to customer relationships. The Company identified the estimated useful life of the identifiable intangible assets to be 15 years.  The fair values of assets acquired and liabilities assumed other than the intangible assets approximate the carrying values due to short-term maturities.

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

A summary of the changes in goodwill is as follows:

	2021	2020	Variance
Balance at beginning of year	$783	$783	$-
Additions	12,231	-	12,231
Balance	$13,014	$783	$12,231

The Company used discounted cash flow analyses, which represent Level 3 fair value measurements, to assess certain components of its purchase price allocation. The fair value of trade name was determined using the relief from royalty method; the customer contracts were determined using the multi-period excess earnings method.

Note 23 – Subsequent Events

Management has reviewed the events occurring through the date of this report, and there were no subsequent events that require additional disclosure to the accompanying financial statements.