Form 10-K/A
period 2021-12-31
BankGuam Holding Co
filed 2022-04-29
CIK 1527383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

As of March 28, 2022, there were 9,721,378 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.
Auditor Name:	Auditor Location:	Auditor Firm ID:
Baker Tilly US, LLP	San Diego, California	23

EXPLANATORY NOTE

BankGuam Holding Company (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (together with the Form 10-K/A, the “Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2022. The purposes of this Form 10-K/A are (i) to disclose the information required in Part III (Items 10, 11, 12, 13 and 14) of Form 10-K, which information was previously omitted in reliance on General Instruction G(3) to Form 10- K, and (ii) to add the consent of Burger & Comer, P.C. as exhibit 23.02. Accordingly, the Company hereby amends and replaces in its entirety Part III of the Form 10-K.

In addition, pursuant to the rules of the SEC, Item 15 of Part IV has been amended to include the currently dated certifications of the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. New certifications of the Company’s principal executive officer and principal financial officer are filed with this Form 10-K/A as Exhibits 31.03 and 31.04 hereto. Because No financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. The Company is not including a new certificate under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form 10-K/A.

Except as described above, this Form 10-K/A does not amend any other information set forth in the Form 10-K, and the Company has not updated disclosures included therein to reflect any subsequent events. This Form 10-K/A should be read in conjunction with the Form 10-K and with the Company’s filings with the SEC subsequent to the Form 10-K.

BANKGUAM HOLDING COMPANY

FORM 10-K

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The By-Laws of the Company provide that the Board of Directors is divided into three classes (Class I, Class II and Class III), all to be elected by the holders of the Common Stock of the Company. Each Class consists of not less than three members to be elected for a term of three years, with their terms to be staggered so that one Class of directors will be elected each year.

BOARD OF DIRECTORS

The names of our directors and the background information furnished by them, including their principal occupations and their employment for the past five years, are set forth below.

Class I Directors

With terms expiring in 2024.

William D. Leon Guerrero, age 70, was appointed Chairman of the Board of the Company and the Bank on March 20, 2019. Previously, he served as the Vice Chairman, Executive Vice President and Chief Operating Officer of the Company since the Company organized in 2011. He has been a Board member of the Bank since 2003 and served as the Executive Vice President and Chief Operating Officer of the Bank from 1992 until his appointment as Chairman in 2019. Mr. W. Leon Guerrero has over 46 years of banking experience. He was first hired by the Bank in 1985 as the Vice President, General Credit Administrator and in 1990 was appointed the Senior Vice President, Credit Administrator. Prior to joining the Bank, he was with CitiBank Guam from 1974 to 1985 where he became the Assistant Vice President, Credit Administrator, Corporate Banking Group. During his banking career, Mr. W. Leon Guerrero served in numerous leadership roles including as a Regent of the University of Guam and was a member of the Guam Insurance and Banking Board for numerous years. Mr. W. Leon Guerrero brings extensive knowledge of community and regional banking, particularly in the territory of Guam, including strategic, financial and regulatory considerations, to the Board of Directors. His knowledge of and relationships with banks in Guam, Commonwealth of the Northern Mariana Islands, Federated States of the Micronesia, Republic of the Marshall Islands and the Republic of Palau are expected to support the Bank’s growth in all of these markets.

Joseph M. Crisostomo, age 62, has been a Board member since the Company organized in 2011 and has been a member of the Bank Board since 2005. Mr. Crisostomo is the President and CEO of Cars Plus, LLC. He is also the President and CEO of Cycles Plus, LLC and a member of Pacific Auto Leasing, dba Thrifty Car Rental. Mr. Crisostomo was awarded the Small Business Person of the Year Award in 2006 by the SBA (Small Business Administration). He was also the Guam Business Executive of the Year in 2004. Mr. Crisostomo was a former board director of the Guam Chamber of Commerce and Chairman of the Armed Forces Committee. Additionally, he contributes to the Board his entrepreneurial skills and substantial experience as a successful car dealer/businessman. In addition, his involvement in local and community affairs provides a valuable insight and perspective to the Board which well qualifies him to serve on our Board.

Keven F. Camacho, age 47, is the Senior Vice President and Chief Sales Officer of the Bank of Guam and has been a director of the Company since August 2014. He was also appointed a director of the Bank at the same time. He started with the Bank in 1996 and held several positions with the Bank such as Branch Manager for the Tumon, Belau, Mangilao, and Upper Tumon branches. In 2003 he was appointed the Bank’s Northern Regional Manager and in 2010 was appointed to the position of Vice President and Chief Lending Officer and in March 6, 2021 to his present position. From 2013 - 2015, he served as a board member of Sanctuary, Inc., a community-based organization which aims to improve the quality of life for Guam’s youth to promote reconciliation during times of family conflicts, to foster the development of responsible community members, and to advocate for their needs in an effort to preserve the family unit. Since 2010 he has been a member of the Rotary Club of Northern Guam and in fiscal year 2015 – 2016 served as its President. Finally, he is a co-owner of TSC, Inc. which is a web design, maintenance, and hosting company that maintains and hosts websites for island businesses and organizations. He is a graduate of Arizona State University and received an MBA from the University of Guam in 2005. In 2003, he also graduated from the Pacific Coast Banking School at the University of Washington. We believe that Mr. Camacho’s banking experience, business relations experience and extensive knowledge of the Company’s market area, particularly Guam, well qualify him to serve on our Board.

Class II Directors

With terms expiring in 2022.

Patricia P. Ada, age 57, has been a director since the Company organized in 2011 and a director of the Bank since 2008. She is the Board Secretary and Vice President of Ada's Trust & Investment Inc., Manager of P and M, LLP and Manager of ADSC, LLC. The companies are involved in commercial real estate development and management and are family owned. She has been with both businesses for over 25 years. Prior to that, from 1987 to 1992, she was a management trainee and then a commercial loan officer with the Bank. From 1990 to 1991, she was a marketing representative for RCA Communications, which later became MCI, and was promoted to Marketing Manager of Guam to later become MCI International Marketing Military Manager for Korea in 1992. Ms. Ada is the Vice Chair, Hagatna Restoration & Development Authority, and member of the Guam Chamber of Commerce, Guam Visitors

Bureau and Pacific Area Travel Association Micronesia Chapter. We believe that Ms. Ada’s business and marketing relations experience, community and civic memberships and her extensive knowledge of the Company’s market area, particularly Guam, well qualify her to serve on our Board.

Frances L. G. Borja, age 65, has been a director since the Company organized in 2011 and has been a Bank director since 2005. She is from the Commonwealth of the Northern Mariana Islands (“CNMI”), and her knowledge of and relationships with the local business community and citizens of the CNMI is expected to support the Bank’s growth in that market. She is the President of Carmen Safeway Enterprises Inc., a retailor in general merchandise, real estate development and funeral services. Ms. Borja was a former Vice-President of the Saipan Chamber of Commerce and a past president of the Rotary Club of Saipan. She also served as a delegate and third Vice-President in the third Northern Mariana Islands Constitutional Convention. We believe that her extensive knowledge of the Company’s market area in the CNMI and her leadership experience in numerous civic and business organizations well qualify her to serve on our Board.

Mark J. Sablan, age 64, has been a director since 2016 and is currently the Vice President of Business Development and Community Affairs of South Pacific Petroleum Corporation (the “SPPC”), a wholesaler and retailer of petroleum products and retail stores. He has been employed with SPPC since December 2000. Prior to joining SPPC, he was employed by Esso Eastern, Inc. (EXXON) from 1990 to 2000. Mr. Sablan has worked in the petroleum industry for 26 years and worked for Bank of Guam from 1982 to 1990. Mr. Sablan has been a member of the Guam Chamber of Commerce since 2010 and has served as the Chairman of that organization in the past and is currently on the board. He is also a member of the Guam Chamber of Commerce Armed Forces Committee and serves as Chairman on its Steering Committee. He is a past President of the Navy League of the U.S. – Guam Council and is currently a board member. He is Chairman of the University Of Guam School Of Business and Public Administration Advisory Council, is current President of the Guam Business Partners for Recycling, and is Vice-Chairman of the Bookmobile Foundation (Guam Public Library System). Mr. Sablan was appointed as a member of the Company’s Board of Directors because of his extensive business experience and community involvement. We believe that Mr. Sablan’s business and marketing relations experience, community and civic memberships and his knowledge of the Company’s market area, particularly Guam, well qualify him to serve on our Board.

Roger P. Crouthamel, age 73, has been a Board member since the Company organized in 2011 and has been a member of the Bank Board since 1998. He is the Secretary of the Company and the Bank. He is presently the Assistant Secretary/Treasurer of Oceanic Resources, Inc., a real estate management company. He is a lawyer admitted to practice in California and Guam since 1973 and is Of Counsel of Camacho Calvo Law Group LLC, focused mainly on commercial and transactional law. He is also a partner of Chamorro Gardens Development, Macheche Plaza Development and LKC Development and a member of Vista Chino Development, Maite Partners, LLC and International Dining Concepts, LLC. Additionally he is a director and Vice President of Sports Concepts Inc. a retailer in sporting goods. We believe that Mr. Crouthamel L business relations experience, his law practice for 48 years and his longtime tenure as a Board member of the Bank, and his extensive knowledge of the Company’s market area, particularly Guam, well qualify him to serve on our Board.

Class III Directors

With terms expiring in 2023.

Joaquin P. L.G. Cook, age 43, was appointed President and Chief Executive Officer of the Company and the Bank on March 20, 2019. He is also the Vice Chairman of the Board of the Company and Bank. Mr. Cook previously served as the Interim President and Chief Executive Officer from May 1, 2018 until November 26, 2018, and again from January 1, 2019 until March 20, 2019. Mr. Cook also served as Executive Vice President and Chief Sales & Service Officer of the Company and the Bank from January 5, 2015 until March 20, 2019, and, before that, he had been the Bank’s Compliance Department manager since 2011. He held several other positions within the Bank including Assistant Vice President, Branch Manager and Commercial Loan Officer. He started his career with the Bank in 2001 as a Management Trainee. He has been a director of the Company since it organized in 2011. He has been a director of the Bank since 2007. He is Secretary/Treasurer of Byerly & Cook Corp., a local company specializing in industrial coatings and auto accessories and a member of the management committee of IP&E Holdings, LLC, a local company that owns and operates the Shell franchise in Guam. He is currently the owner/member of Ignite LLC, dba Crust Pizzeria, a Guam-based restaurant, and a Director of ASC Trust LLC, a Guam company that focuses on retirement plan administration. Mr. Cook graduated from the Pacific Coast Banking School in 2011. He attended St. John’s School and received his Bachelor’s degree in Management Science from University of California, San Diego. He then obtained his Master’s Degree in Business Administration from the University of San Diego. We believe that Mr. Cook’s banking experience and business relations experience and his extensive knowledge of the Company’s market area, particularly Guam, well qualify him to serve on our Board.

John S. San Agustin, age 59, was appointed to the Board of Directors of both the Company and Bank in November 2018.  He is currently a partner at Morling & Company a financial services firm, specializing in tax, accounting and financial consulting located in San Francisco, California that emphasizes in small and high net worth clients.  He has been with Morling & Company for over 19 years.  He specializes in employee stock option planning, international taxation, retirement plans and estate/ fiduciary taxation. Mr. San Agustin was appointed as a member to the Company’s Board of Directors because of his extensive business, accounting and tax experience and community involvement in California, especially the San Francisco Bay Area market.

Maria Eugenia H. Leon Guerrero, age 42, was appointed to the Board of the Company and the Bank in February 2019 and Executive Vice President and Chief Operating Officer on March 20, 2019.  She previously served as the Executive Vice President/Retail and Card Services of the Bank and the Executive Vice President of the Company and has worked in the Bank since 2009.  She joined the Bank in 2009 and held several positions such as Vice President, Director of Card Services, Six Sigma Champion and Strategic Planning Officer, and Credit Officer.  She holds a Bachelor of Arts Degree in International Studies from the University of Washington, and a Master of Business Administration, University of Washington, Foster School of Business. She also graduated from the Pacific Coast Banking School in 2017. Ms. Leon Guerrero is involved in various community organizations, including as Chairwoman of the Foundation for Public Education and Chairwoman for the Hagatna Restoration and Development Authority.   She is the daughter of the late Anthony A. Leon Guerrero, who was the President and Chief Executive Officer of the Bank from 1992 to 2005.  We believe that Ms. M. Leon Guerrero’s banking experience and her extensive knowledge of the Company’s market area, particularly Guam, well qualify her to serve on our Board

As provided in the VTA, Lourdes A. Leon Guerrero nominated Maria Eugenia H. Leon Guerrero to fulfill the remaining term of her directorship following her resignation. The VTA provides, among other things, that if any parties or Permitted Transferees (as defined in the VTA) of the parties are nominees for director of the Company, the Trustee shall vote the shares in favor of such nominees. The VTA terminates on December 31, 2040.

Family Relationships

Joaquin P. L.G. Cook is the first cousin of Maria Eugenia H. Leon Guerrero.

Executive Officers

Our executive officers are Joaquin P. L.G. Cook, our President and Chief Executive Officer; Maria Eugenia H. Leon Guerrero, our Executive President and Chief Operating Officer; and Symon A. Madrazo, our Senior Vice President and Chief Financial Officer. Prior to his retirement on March 31, 2022, William D. Leon Guerrero, the Chairman of our Board, was also an executive officer. Messrs. Cook and W. Leon Guerrero, and Ms. Leon Guerrero, are also directors of the Company and their biographical information is provided above under “Board of Directors – Nominees for Director” and “–  Incumbent Directors”  Mr. Madrazo’s biographical information is as follows:

Symon A. Madrazo, age 42, has served as our Senior Vice President & Chief Financial Officer since February 1, 2022. Prior to that, Mr. Madrazo had served as Vice President and Controller of the Bank since February 1, 2017. Mr. Madrazo joined the Bank in May 2001 following his graduation from the University of Guam with a Bachelor of Business Administration in Accounting degree. Since then, he has held various positions in the Bank’s Central Finance Office such as Accounting Officer, Investment Officer, and Assistant Controller. Mr. Madrazo graduated from Pacific Coast Banking School in 2019.

Audit Committee

The Company has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Each member of the Audit Committee has been determined to be an independent director, in accordance with the independence standards of the NASDAQ Stock Market and the SEC Rules and Regulations applicable to audit committees. The Board of Directors has determined that the Chairman of the Audit Committee, Roger P. Crouthamel, qualifies as an “audit committee financial expert.” Mr. Crouthamel is “independent” as that term is defined in the NASDAQ Stock Market Rule 5605(a)(2) and SEC rules and regulations.

Code of Ethics

The Company has adopted a written Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to all employees, officers and directors of the Company as well as any subsidiary company officers that are executive officers of the Company. The Code of Ethics is available on the Company’s website at www.bankofguam.com and print copies are available to any shareholder that requests a copy. Shareholders may request a copy by writing to Corporate Secretary, BankGuam Holding Company, P.O. Box BW, Hagåtña, Guam 96910. Any amendments to the Code of Ethics, or waivers of these policies, to the extent applicable to the Chief Executive Officer, the Chief Financial Officer, the principal accounting officer or the controller, will be disclosed on the Company’s website promptly following the date of such amendment or waiver, as applicable. Information on the Company’s website does not form a part of this Annual Report. We do not have a policy that specifically prohibits employees, officers and directors from hedging the economic risk of ownership of our stock.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and persons who own more than 10% of the Company’s common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock of the Company. Directors, officers, and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2021, all Section 16(a) filing requirements applicable to its directors, officers, and 10% shareholders have been met on a timely basis.

ITEM 11.Executive Compensation

Director Compensation

The Company and the Bank use cash compensation to attract and retain qualified candidates to serve on its Board of Directors. In setting director compensation, the Company and the Bank consider the significant amount of time that directors expend in fulfilling their duties as well as the skill-level required as a member of the Board of Directors. Presently, with the exception of the Company Stock Purchase Plan Committee, directors of the Company receive no compensation for any Board or Committee meeting attended. Bank directors are paid an attendance fee of $2,000 for each Bank Board meeting attended. Bank Board members are also paid $250 for each committee meeting attended, with the Chairman of the Bank Audit and Bank Trust Committee being paid $300 per meeting. The Company pays each member of the Stock Purchase Plan Committee a fee of $250 for each meeting attended.

The following table sets forth certain information regarding the compensation earned by or awarded to each non-employee director, and Keven F. Camacho, who is the Senior Vice President and Chief Sales Officer, all of whom served on the Board of Directors in 2021. No outside director received perquisites or other personal benefits with a total value exceeding $10,000 during 2021. Compensation paid to Joaquin P. L.G. Cook, the Company’s President and Chief Executive Officer, Maria Eugenia H. Leon Guerrero, the Company’s Executive Vice President and Chief Operating Officer, and William D. Leon Guerrero, the Company’s Chairman, for their service as directors is reported in the Summary Compensation Table.

Name	Fees Earned or Paid in Cash	Stock Awards	Total
Roger P. Crouthamel	$37,350	$0	$37,350
Martin D. Leon Guerrero (1)	$51,100	$0	$51,100
Mark J. Sablan	$48,000	$0	$48,000
Keven F. Camacho	$42,500	$7,387 (2)	$49,887
Patricia P. Ada	$35,250	$0	$35,250
Frances L. G. Borja	$29,000	$0	$29,000
John S. San Agustin	$46,000	$0	$46,000
Joseph M. Crisostomo	$34,000	$0	$34,000

(1)	Mr. M. Leon Guerrero passed away in April 2022.
(2)	In 2021 Mr. Camacho received 750 shares under the Employee Service Award Plan (as defined below) which had a grant date fair value as calculated under FASB ASC Topic 718 at $9.85 per share.

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

EXECUTIVE COMPENSATION

Executive Officers

Our executive officers are Joaquin P. L.G. Cook, our President and Chief Executive Officer; Maria Eugenia H. Leon Guerrero, our Executive President and Chief Operating Officer; and Symon A. Madrazo, our Senior Vice President and Chief Financial Officer. Prior to his retirement on March 31, 2022, William D. Leon Guerrero, the Chairman of our Board, was also an executive officer. Messrs. Cook and W. Leon Guerrero, and Ms. Leon Guerrero, are also directors of the Company and their biographical information is provided above under “Board of Directors – Nominees for Director” and “–  Incumbent Directors”  Mr. Madrazo’s biographical information is as follows:

Symon A. Madrazo, age 42, has served as our Senior Vice President & Chief Financial Officer since February 1, 2022. Prior to that, Mr. Madrazo had served as Vice President and Controller of the Bank since February 1, 2017. Mr. Madrazo joined the Bank in May 2001 following his graduation from the University of Guam with a Bachelor of Business Administration in Accounting degree. Since then, he has held various positions in the Bank’s Central Finance Office such as Accounting Officer, Investment Officer, and Assistant Controller. Mr. Madrazo graduated from Pacific Coast Banking School in 2019.

Compensation Discussion and Analysis

This section addresses the compensation programs, philosophy and objectives of the Company, including the process for making compensation decisions, the role of management in the design of such programs, and its 2021 executive compensation components. This section also addresses the factors most relevant to understanding the Company’s compensation programs and what they are designed to reward, including the essential elements of compensation, the reasons for determining payment of each element of compensation, and how each compensation element fits into the Company’s overall compensation objectives and affects decisions regarding other compensation elements. Because the size and complexity of the Company and the Bank have not significantly increased, the executive officers receive no compensation to manage the affairs of the Company. All compensation is accomplished at the Bank level through the Board of Directors of the Bank.

Executive Summary

The Compensation Committee establishes and administers the compensation and benefit programs for the President and Chief Executive Officer and the Executive Vice President and Chief Operating Officer. The President and Chief Executive Officer establish the compensation and benefit programs for the other named executive officers. The Compensation Committee may make recommendations relative to the compensation and benefits of the executive officers to the Bank Board. The Committee, as well as the President and Chief Executive Officer for the other named executive officers, carefully considers the components of the executive compensation programs to attract and retain high quality executive officers and to incent the behavior of executive officers to create shareholder value.

The Compensation Committee’s and the President and Chief Executive Officer’s (for the other named executive officers) philosophy, practices and policies have been developed over a number of years and have not historically been subject to sweeping, material changes. Unlike other insured financial institutions physically located in the United States, the Company and Bank are uniquely geographically situated thousands of miles from the mainland United States. Because of its location, it cannot readily draw from the available pool of experienced officers that typically is available to mainland banks to manage the affairs of the Bank.

Philosophy

This Board believes that its executive compensation program should be designed and administered to provide a competitive compensation program that will enable it to attract, motivate, reward and retain executives who have the skills, education, experience and capabilities required to discharge their duties in a competent, efficient and professional manner. The Bank Board thinks that the most effective compensation program is one that is designed to reward the achievement of specific annual, long-term and strategic goals by the Bank, and which aligns executives’ interests with those of the shareholder by rewarding performance above established goals, with the ultimate objective of improving shareholder value without rewarding short-term risk-taking.

Process for Making Compensation Decisions

The Compensation Committee has the responsibility for establishing, implementing and continually monitoring adherence with the Bank’s compensation philosophy. The Compensation Committee ensures that the total compensation paid to the Chairman, President and Chief Executive Officer (the “CEO”) and the Executive Vice President and Chief Operating Officer (the “COO”) is fair, reasonable and competitive. Generally, the types of compensation and benefits provided to them are similar to other executive officers. The Compensation Committee is also responsible for the review and approval of corporate goals and objectives relevant to the compensation, including the incentive bonus, of the Bank’s Chairman, CEO and COO, to evaluate the performance of the Chairman, CEO and COO in light of the goals and objectives, and to determine and approve the Chairman, CEO’s and COO’s compensation levels based on this evaluation.

The Compensation Committee also periodically reviews the compensation levels of the Board of Directors. In its review, the Compensation Committee looks to ensure that the compensation is fair, reasonably competitive and commensurate to the amount of work required both from the individual directors as well as from the Board in the aggregate.

2021 Executive Compensation Components

To implement the compensation objectives of the Board, the Bank has entered into employment agreements with its named executive officers that it believes reward performance as measured against established goals. The Board believes that these agreements provide fair compensation for the named executives and enable the Bank to better retain key executives to manage its affairs and to comply with the numerous Guam, Commonwealth of the Northern Mariana Islands, Republic of the Marshall Islands, Federated States of Micronesia, Republic of Palau, California and federal laws and regulations in order to ensure the safety and soundness of the funds entrusted to it for safekeeping.

For the fiscal year ended December 31, 2021, the principal components of compensation under each named executive officer’s employment agreements were as follows:

Base Salary. The Bank provides named executive officers and other employees with a base salary pursuant to their employment agreements to compensate them for services rendered during the fiscal year. Base salary ranges for each named executive officer are determined based on position and responsibility. The base salary is adjusted annually to reflect the increase, if any, in the cost-of-living by adding to the base salary an amount obtained by multiplying the base salary by the percentage of which the level of the Consumer Price Index for the United States has increased over its level as of the date of commencement of the term of the employment agreement (together with base salary, the “Adjusted Base Salary”).

Incentive Bonus. The Bank provides an incentive-based cash compensation plan for the named executive officers tied to meeting certain objectives as measured by return on assets, return on equity, and level of adversely classified assets or the Bank’s efficiency performance. See “Employment Agreements” for a summary explanation of the incentive bonus.

The incentive bonus varies with each named executive officer and is set at a maximum amount. The set amount is subject to adjustments and paid quarterly in capital stock or in cash, or combination, at the option of the named executive officer. The maximum amount is subject to review by the Compensation Committee of the Bank annually.

Adjustments To Bonus. On an annual basis, the Bank Board reviews the prior year’s budget and strategic plan to adjust on a quarterly basis the incentive bonus of the executive officer as follows:

a.

If the then current Return on Equity (ROE) of the Bank is 5 basis points or more below the preceding three-year average ROE of the Bank, then the incentive bonus shall be reduced by five percent (5%); if such ROE is 10 basis points or more below the preceding three-year average ROE of the Bank, then the incentive bonus shall be reduced by fifteen percent (15%); if such ROE is 20 basis points or more below the preceding three-year average ROE of the Bank, then the incentive bonus shall be reduced by twenty-five percent (25%);

b.

If the then current Return on Assets (ROA) of the Bank is 25 basis points or more below the Bank’s peer group as published in the Federal Deposit Insurance Corporation’s (FDIC) Uniform Bank Performance Report, then the incentive bonus shall be reduced by five percent (5%); if such ROA is 30 basis points or more below peer group, then the incentive bonus shall be reduced by fifteen percent (15%); if such ROA is 40 basis points or more below peer group, then the incentive bonus shall be reduced by twenty-five percent (25%);

c.

If the ratio of the then current Total Adversely Classified Assets of the Bank to Tier 1 Capital and Allowance for Loan and Lease Losses is greater than or equal to  twenty-six percent (26%), then the Incentive Bonus shall be reduced by five percent (5%); if such ratio is greater than or equal to thirty-five percent (35%), then the incentive bonus shall be reduced by fifteen percent (15%); if such ratio is greater than or equal to forty percent (40%), then the incentive bonus shall be reduced by twenty-five percent (25%).  If, however, the ratio of the then current Total Adversely Classified Items to Tier 1 Capital and Allowance for Loan Lease Losses is eighteen percent (18%) and below, then the incentive bonus shall be increased by twelve and a half percent (12.5%); if such ratio is twenty percent (20%) and below, then an increase of 10%, if such ratio is twenty three percent (23%) and below, an increase of 5%;

d.

If the Efficiency Ratio of the Bank is sixty-eight percent (68%) or lower, the incentive bonus shall be increased by ten percent (10%); if such ratio is sixty-nine percent (69%), the incentive bonus shall be increased by five percent (5%); if such ratio is seventy percent (70%); no adjustment will be made; if such ratio is seventy-one percent (71%), the incentive bonus shall be reduced by five percent (5%); if such ratio is seventy-two percent (72%), the incentive bonus shall be reduced by fifteen percent (15%); if such ratio is seventy-three percent (73%) or more, the incentive bonus shall be reduced by 25%.

For purposes of these calculations, the ROA, ROE, Total Adversely Classified Items to Tier 1 Capital, Allowance for Loan and Lease Losses and Efficiency Ratio are derived from any report of management submitted to the Board of Directors at the Board meeting immediately preceding the date of any adjustment. If any dispute arises as to the calculations of any of such figures, the Compensation Committee, subject to Board approval, makes the sole determination of such figures using whatever resources the Compensation Committee shall deem reasonably necessary.

Perquisites and Other Personal Benefits. The Bank provides named executive officers with perquisites and other personal benefits that the Board believes are reasonable and consistent with its overall compensation program to better enable the Bank to attract and retain superior employees for key positions. The Compensation Committee periodically reviews the levels of perquisites and other personal benefits provided to the named executive officers.

Based on the specific provisions of the employment agreements of the named executive officers, some of the perquisites and personal benefits include the use of automobiles, term life insurance coverage, group life, health and dental coverage, certain memberships and personal benefits. Information about the details of the 2021 perquisites and other benefits for fiscal year ended December 31, 2021 provided to the named executive officers is found in the Summary Compensation Table below.

Summary Compensation Table

The following table sets forth compensation for services in all capacities to the Bank for the fiscal years ended December 31, 2021 and 2020 of the named executive officers.

Name and Position	Year	Salary	Non-Equity Incentive Compensation	Stock Awards	All Other Compensation	Total
Joaquin P. L.G. Cook	2021	$269,888	$107,103	$3,018 (2)	$73,350 (1)	$453,359
President and Chief Executive Officer	2020	$260,000	$92,459	$--	$71,321	$423,780

Maria Eugenia H. Leon Guerrero	2021	$259,507	$106,703	$--	$76,352(3)	$442,562
Executive President, Chief Operating Officer	2020	$250,000	$92,075	$--	$74,767	$416,842

William D. Leon Guerrero	2021	$311,409	$108,700	$--	$73,767(4)	$493,876
Chairman	2020	$300,000	$93,998	$20,700(5)	$76,768	$491,466

(1)

In accordance with the provisions of the J. Cook Employment Agreement (as defined below), this amount includes payments or reimbursements to Mr. Cook for life insurance premiums, for travel, and automobile expenses, and matching contributions to his 401(k) Plan. Mr. Cook was also paid $45,250 in Board and Committee fees.

(2)

In 2021 Mr. Cook received 300 shares under the Employee Service Award Plan (as defined below) which had a grant date fair value as calculated under FASB ASC Topic 718 at $10.06 per share. Mr. Cook did not receive any equity awards as compensation 2020.

(3)

In accordance with the provisions of the M. Leon Guerrero Employment Agreement (as defined below), this amount includes payments or reimbursements to Mrs. Leon Guerrero for life insurance premiums, for travel, and automobile expenses, and matching contributions to her 401(k) Plan. Mrs. Leon Guerrero was also paid $46,000 in Board and Committee fees.

(4)

In accordance with the provisions of the W. Leon Guerrero Employment Agreement (as defined below), this amount includes payments or reimbursements to Mr. W. Leon Guerrero for medical and dental insurance premiums of $11,208, $3,414 for travel expenses, and for the use of an automobile and related operating expenses. Mr. W. Leon Guerrero was also paid $44,250 in Board and Committee fees.

Employee’s 401(k) Retirement Savings Plan

The Bank has an employee benefit plan called the Bank of Guam Employee 401(k) Retirement Savings Plan (the “401(k) Plan”). For 2021, employees who met certain eligibility requirements based on length and amount of service could voluntarily contribute up to a maximum of $19,500 to the 401(k) Plan. Employees who are 50 or older could elect to defer an additional $6,500 on top of the $19,500 for a maximum contribution of $26,000 per year. The Bank made contributions equal to 100% of employee’s salary deferrals that did not exceed 1% of employee’s compensation, plus 50% of employee’s salary deferrals that exceeded 1% but were less than 5% of employee’s compensation. Employees’ rights to the Bank's contribution vest at the rate of 20% per annum, with 100% vesting after two years participation in the 401(k) Plan, or upon death or permanent disability. Employees may direct the investment of their 401(k) Plan accounts as set forth in the 401(k) Plan. Payments at retirement are based on the amount each employee contributed each year, the amount matched by the Bank and the performance success of the investments chosen by the employee. All eligible employees were automatically enrolled in the 401(k) Plan unless the employee actively opted out of participation in the 401(k) Plan. Joaquin P. L.G. Cook, Maria Eugenia H. Leon Guerrero and William D. Leon Guerrero were eligible to participate in the 401(k) Plan and did not opt out of the 401(k) Plan.

Employee Service Award Plan

The Company maintains an Employee Stock Service Award Plan that rewards all employees of the Company and the Bank for their time and service. After employment for five consecutive years, the employee is awarded 50 shares of the Company’s common stock. Shares are again awarded every fifth consecutive year thereafter in increasing increments of shares as follows: 100 shares after 10 years, 300 shares after 15 years, 500 shares after 20 years, 750 shares after 25 years, 1,200 after 30 years, and 2,000 shares after 35 years. On January 1, 2012, this Plan was amended to provide the employee the option to choose the same amount of Company shares or cash up to the equivalent of such Company shares. In May 2015, the Plan was further amended to include 2,500 shares after 40 years of service. William D. Leon Guerrero received 2,000 shares valued at $10.35 per share for 35 years of service in 2021. The fair market value of the shares issued under this plan is determined on a quarterly basis by the Stock Purchase Plan Committee.  The Committee compiles all reported stock sales, including over the counter transactions, for the quarter and calculates an average price per share. The Committee adopts the average price per share as the fair market value.

Supplemental Executive Retirement Plans

In 2013, the Bank Board approved entry into supplemental executive retirement agreements (“SERPs”) with the named executive officers. The SERPs were implemented to help build and retain key Bank employees at the level of Vice President and up, including the named executive officers. Under the terms of the plan, differing death, disability, change in control, and post-employment/retirement benefits are provided to each of the key employees. Pursuant to the plan, agreements were entered into between the Bank and each of the key employees including the named executive officers. By defining and increasing, over each employee’s term of employment, the amounts each employee will receive upon the occurrence of certain specified events, including retirement on or after 10 years after the SERP was entered, each employee has been provided what the Board believes to be a reasonable incentive to remain with the Bank until retirement. While several provisions have been included which will serve to reduce the overall amounts payable, the agreements are expected to provide a maximum annual benefit payment at retirement for a period of 15 years in the amount of $150,000 to Joaquin P. L.G. Cook and $100,000 each to William D. Leon Guerrero and Maria Eugenia H. Leon Guerrero.

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

In the event of the named executive’s early voluntary retirement, the Bank is obligated to pay out the annual benefit multiplied by 0% if voluntary retirement occurs within the first five years, 50% if within the sixth year, 60% if within the seventh year, 70% if within the eighth year, 80% if within the ninth year, 90% within the tenth year and 100% after 10 years. If retirement occurred the vested accrual balances as of December 31, 2021 were:  $811,092 for Joaquin P. L.G. Cook, $1,147,583 for William D. Leon Guerrero and $524,628 for Maria Eugenia Leon Guerrero.

In the event of a change in control, the Bank is obligated to pay within 60 days of separation 100% of the accrual balance, as defined in the SERP agreement. If the change in control occurred on December 31, 2021, the amounts to be paid were: $756,330 to Joaquin P. L.G. Cook and $449,549 to Maria Eugenia H. Leon Guerrero.  There was no change in control amounts for William D. Leon Guerrero.

In the event of a named executive officer’s disability, the Bank is obligated to pay in 180 monthly payments 100% of the accrual balance, as defined in the SERP agreement. The agreements are expected to begin paying out at the executive’s normal retirement date when defined in the SERP agreement on the first day of the month following determination of disability. The annual benefit payment under this scenario is as follows: $68,760 to Joaquin P. L.G. Cook and $41,603 to Maria Eugenia H. Leon Guerrero.  There was no disability amount for William D. Leon Guerrero.

In the event of a named executive officer’s death, the Bank is obligated to pay within 60 days of the participant’s death 100% of the accrual balance, as defined in the SERP agreement. For example, if the death occurred on December 31, 2021, the amounts paid would be: $756,330 to Joaquin P. L.G. Cook, $449,549 to Maria Eugenia H. Leon Guerrero, and $1,089,932 to William D. Leon Guerrero.

To comply with Internal Revenue Code Section 409A, generally, named executive officers are not eligible to commence receipt of benefits until six months after termination of employment.

Survivor Income Plan

The Bank Board also approved entry into a survivor income plan (“SIP”) for the named executive officers of the Bank in 2021. The SIP was implemented to help recruit, reward and retain key executives. Upon a participating executive officer’s death while employed by the Bank, the Bank will pay a death benefit to the executive officer’s beneficiary in the amount of $1,060,606.

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

Outstanding Equity Awards at Fiscal Year-End

The named executive officers had no outstanding equity awards as of December 31, 2021.

Employment Agreements

The Bank has entered into employment agreements with Joaquin P. L.G. Cook and Maria Eugenia H. Leon Guerrero and, prior to his retirement on March 31, 2022, with William D. Leon Guerrero. The initial terms are set forth below and the agreements are subject to renegotiation upon expiration. Each agreement specifies the compensation, benefits, duties and responsibilities of each named executive officer during the term of his employment.

Chief Executive Officer. On March 20, 2019, Joaquin P.L.G. Cook, in connection with his appointment as the Company’s and the Bank’s President and Chief Executive Officer, entered into an Employment Agreement, effective April 1, 2019, with the Bank, which expires April 30, 2022 (the “Cook Employment Agreement”). The Cook Employment Agreement provides for, among other things, an annual base salary of $260,000, with annual CPI adjustments. It also provides for an annual incentive bonus opportunity equal to 2% of the net profits after taxes of the Bank or $250,000 per year, whichever is less. The incentive bonus is to be reduced by 5% to 100% if the Bank does not meet certain objectives, which are set forth in the employment agreement, as measured by return on assets, return on equity, level of adversely classified assets to Tier 1 capital, and the Bank’s efficiency ratio. The incentive bonus may also increase by 5% to 22.5% if the Bank exceeds certain objectives, which are set forth in the employment agreement, as measured by level of adversely classified assets to Tier 1 capital, and the Bank’s efficiency ratio. The incentive bonus is further subject to a minimum payment of $50,000 per year. The Employment Agreement also provides certain personal benefits which include (a) a group term life insurance policy in the amount of $700,000 maintained by the Bank, (b) use of an automobile and compensation for operating expenses, and (c) the right to participate in the Bank's group health insurance, accident insurance and disability insurance plans. Upon permanent disability, or a termination by the Bank without cause (as defined in the employment agreement) or by Mr. Cook for “Good Reason” (as defined in the employment agreement), Mr. Cook would receive his base salary adjusted for CPI increases, together with all incentive bonuses, for the remainder of the term of his Employment Agreement. The Cook Employment Agreement also provides for a Survivor Income Plan with a death benefit of $1,060,606 and a SERP which pays out for a period of 15 years the amount of $150,000 per annum after 10 years from the date of the SERP contract, at the Bank’s sole expense and cost.

Executive Vice President and Chief Operating Officer. On March 20, 2019, Maria Eugenia H. Leon Guerrero, in connection with her appointment as the Company’s and the Bank’s Executive Vice President and Chief Operating Officer, entered into an Employment Agreement, effective April 1, 2019, with the Bank, which expires April 30, 2022 (the “M. Leon Guerrero Employment Agreement”). The M. Leon Guerrero Employment Agreement provides for, among other things, an annual base salary of $250,000, with annual CPI adjustments. It also provides for an annual incentive bonus opportunity equal to 2% of the net profits after taxes of the Bank or $250,000 per year, whichever is less. The incentive bonus is to be reduced by 5% to 100% if the Bank does not meet certain objectives, which are set forth in the employment agreement, as measured by return on assets, return on equity, level of adversely classified assets to Tier 1 capital, and the Bank’s efficiency ratio. The incentive bonus may also increase by 5% to 22.5% if the Bank exceeds certain objectives, which are set forth in the employment agreement, as measured by level of adversely classified assets to Tier 1 capital, and the Bank’s efficiency ratio. The incentive bonus is further subject to a minimum payment of $50,000 per year. The Employment Agreement also provides certain personal benefits which include (a) a group term life insurance policy in the amount of $700,000 maintained by the Bank, (b) use of an automobile and compensation for operating expenses, and (c) the right to participate in the Bank's group health insurance, accident insurance and disability insurance plans. Upon permanent disability, or a termination by the Bank without cause (as defined in the employment agreement) or by Ms. M. Leon Guerrero for “Good Reason” (as defined in the employment agreement), Mrs. Leon Guerrero would receive her base salary adjusted for CPI increases, together with all incentive bonuses, for the remainder of the term of her Employment Agreement. The M. Leon Guerrero Employment Agreement also provides for a Survivor Income Plan with a death benefit of $1,060,606 and a SERP which pays out for a period of 15 years the amount of $100,000 per annum after 10 years from the date of the SERP contract, at the Bank’s sole expense and cost.

Chairman. Prior to his retirement on March 31, 2022, William D. Leon Guerrero had entered into an Employment Agreement with the Bank, effective April 1, 2019 and with an expiration date of March 31, 2022 (the “W. Leon Guerrero Employment Agreement”). The W. Leon Guerrero Employment Agreement provided for, among other things, the payment of an annual base salary of $300,000 with annual CPI adjustments.  It also provided for an annual incentive bonus opportunity equal to 2% of the net profits after taxes of the Bank or $250,000 per year, whichever was less.  The incentive bonus was to be reduced by 5% to 100% if the Bank did not meet certain objectives, which were set forth in the employment agreement, as measured by return on assets, return on equity, level of adversely classified assets to Tier 1 capital, and the Bank’s efficiency ratio.  The incentive bonus could also increase by 5% to 22.5% if the Bank exceeded certain objectives, which were set forth in the employment agreement, as measured by level of adversely classified assets to Tier 1 capital, and the Bank’s efficiency ratio. The incentive bonus was further subject to a minimum payment of $50,000 per year. The W. Leon Guerrero Employment Agreement also provided for certain other personal benefits including (a) a group term life insurance policy in the amount of $700,000 maintained by the Bank, (b) use of an automobile and compensation for operating expenses, and (c) the right to participate in the Bank's group health insurance, accident insurance and disability insurance plans.  Upon disability, or a termination by the Bank without cause (as defined in the employment agreement) or by Mr. W. Leon Guerrero for “Good Reason” (as defined in the employment agreement), Mr. W. Leon Guerrero would have received his base salary, adjusted for the CPI increases, together with all incentive bonuses for the remainder of the term of the Employment Agreement.  The W. Leon Guerrero Employment Agreement also provided a Survivor Income Plan with a death benefit of $1,060,606 and a SERP which pays out for a period of 15 years the amount of $100,000 per annum after 10 years from the date of the SERP contract, at the Bank’s sole expense and cost. Following his retirement, the benefits Mr. W. Leon Guerrero received as an executive of the Company and the Bank ceased, and he began receiving all Board and Committee fees that are normally afforded nonemployee directors of the Company and the Bank.

  ITEM 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Shareholders

The following table sets forth information with respect to the beneficial ownership of common stock as of March 28, 2022, by those persons known to the Company to be the beneficial owners of more than five percent of the outstanding voting common stock of the Company:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership [1]	Percent of Class
Lourdes A. Leon Guerrero P.O. Box BW Hagåtña, Guam 96932	3,996,286 2 3	41.036%
Eugenia A. Leon Guerrero P.O. Box BW Hagåtña, Guam 96932	1,800,808 [3]	18.49%
Ada’s Trust & Investment, Inc. 120 Father Duenas Avenue Hagatna, Guam 96910	567,611 [4]	5.83%

(1)	Beneficial ownership for purposes of this table is determined according to Rule 13d-3 of the Securities Exchange Act of 1934, as amended.
(2)

Includes 3,996,286 shares of common stock which are subject to a Voting Trust Agreement, dated as of November 29, 2013, (the “VTA”), among certain shareholders, including Lourdes A. Leon Guerrero (as the “Trustee”). Under the VTA, the parties agreed to grant the Trustee certain powers and rights with respect to shares of common stock of the Company owned by the parties. The VTA provides, among other things, that the Trustee has the power and discretion to vote, consent to or take any shareholder action of any kind concerning the Company. The VTA limits this right by (1) requiring that in selecting any nominee or proxy, the Trustee must select a nominee or proxy who is either a shareholder, director or officer of the Issuer; (2) providing that a majority of the Shares held by the parties may advise the Trustee in writing that the Trustee is not authorized to take a proposed vote, consent or action; and (3) requiring that if any parties or Permitted Transferees (as defined in the VTA) of the parties are nominees for director of the Issuer, the Trustee shall vote the shares in favor of such nominees. The VTA terminates on December 31, 2040. Also includes 95,273 shares of common stock of which Ms. L. Leon Guerrero may be deemed the beneficial owner, which are subject to the VTA. Of the 95,273 shares of common stock, (i) 57,203 shares are held directly; (ii) 4,800 shares are held in trusts for the benefit of Ms. L. Leon Guerrero’s children; (iii) 22,243 shares are held by Ms. L. Leon Guerrero and her husband as joint tenants; and (iv) 11,027 shares are held by Ms. L. Leon Guerrero as custodian for the benefit of her grandchildren. Ms. L. Leon Guerrero disclaims beneficial ownership of the securities described above except to the extent of her pecuniary interest therein.

(3)

Includes (i) 1,790,108 shares held by The Jesus S. Leon Guerrero Family Trust dated December 14, 2000, of which Ms. E. Leon Guerrero is trustee; and (ii) 10,700 shares held directly. Ms. E. Leon Guerrero is a party to the VTA, and all her shares are subject to it. Ms. E. Leon Guerrero disclaims beneficial ownership of the securities described above except to the extent of her pecuniary interest therein.

(4)	All shares owned by Ada’s Trust & Investment, Inc.

The following table sets forth information with respect to the beneficial ownership of common stock as of March 28, 2022, for each director/nominee, named executive officer and directors and executive officers as a group:

Name of Beneficial Owner	Relationship with Company	Amount and Nature of Beneficial Ownership[1]	Percent of Class
Patricia P. Ada	Director	128,953 [2]	*
Frances L.G. Borja	Director	32,798	*
Keven F. Camacho	Director, Senior Vice President and Chief Sales Officer	9,727	*
Joseph M. Crisostomo	Director	15,140 [3]	*
Joaquin P. L.G. Cook	Director, President and Chief Executive Officer	8,569 [4]	*
Roger P. Crouthamel	Director	460,936 [5]	4.73%
William D. Leon Guerrero	Chairman of the Board	81,220 [6]	*
Mark J. Sablan	Director	36,665 [7]	*
John S. San Agustin	Director	42,146 [8]	*
Maria Eugenia H. Leon Guerrero	Director, Executive Vice President and Chief Operating Officer	8,748 [9]	*
Symon Madrazo	Senior Vice President and Chief Financial Officer	300	*
All Directors and Executive Officers as a Group (11 persons)		920,576	9.45%

(1)

Unless otherwise noted in the following footnotes, the listed beneficial owner has sole voting and investment power. Beneficial ownership for purposes of this table is determined according to Rule 13d-3 of the Securities Exchange Act of 1934, as amended.

(2)	28,501 shares of Patricia P. Ada are subject to the VTA.
(3)	All shares owned by Mr. Crisostomo and Joyce Q. Crisostomo as joint tenants.
(4)	Includes (i) 7,519 shares held directly and (ii) 1,050 shares held by Joaquin P. L.G. Cook as custodian for his children.
(5)

Includes (i) 405,770 shares as a trustee of The Crouthamel Family Trust; and (ii) 55,166 shares as trustee for The John Kerr Grandchildren’s Trust dated May 30, 1990. Mr. Crouthamel disclaims beneficial ownership of the securities described above except to the extent of his pecuniary interest therein.

(6)

Includes (i) 2,520 shares held by Mrs. Zita Leon Guerrero, Mr. W. Leon Guerrero’s wife; (ii) 3,968 shares held directly by Mr. W. Leon Guerrero; and (iii) 74,732 shares held by Mr. W. Leon Guerrero and his wife as joint tenants. All shares of the foregoing are subject to the VTA.

(7)	Includes (i) 34,381 shares held directly; (ii) 1,384 shares held by Mr. Sablan and Caroline H. Sablan, Mr. Sablan’s wife; and (iii) 900 shares held by Mrs. Sablan.
(8)

Includes (i) 17,312 shares held directly; (ii) 24,634 shares held indirectly through a Jerome Cizek, Trustee Morling & Co. 401k Plan FBO John Shimizu San Agustin, (iii) 100 shares held by Mr. San Agustin Custodian for Kory Mathew Mafnas UTMA CAs and (iv) 100 shares held by Mr. San Agustin Custodian for Koa Haruki San Kosugue UTMA CA. 37,055 shares of the foregoing are subject to the VTA.

(9)

Includes (i) 8,748 shares held directly and (ii) 1,000 shares held by Maria Eugenia H. Leon Guerrero as custodian for her son, Tao Anthony Leon Guerrero Nuestro and (iii) 1,000 shares held by Maria Eugenia H. Leon Guerrero as custodian for her son, Taiche’ Leon Guerrero Nuestro.

  ITEM 13.Certain Relationships and Related Transactions and Director Independence

Director Independence

For the fiscal year 2021, the Board of Directors determined that William D. Leon Guerrero, our Chairman and former Executive Vice President and Chief Operating Officer; Joaquin P. L.G. Cook,  President and Chief Executive Officer; Maria Eugenia H. Leon Guerrero, Executive Vice President and Chief Operating Officer (see section below under “EXECUTIVE COMPENSATION”); and Keven F. Camacho, Senior Vice President and Chief Sales Officer, would not be considered “independent directors” as that term is defined in the listing standards of the NASDAQ Stock Market and SEC rules and regulations. The Board of Directors has determined that all of the other seven directors are “independent directors” as that term is defined in the listing standards of the NASDAQ Stock Market and SEC rules and regulations. Such independence definition includes a series of objective tests, including that the director is not an employee of the Company and has not engaged in various types of business dealings with the Company. In addition, as further required by the NASDAQ Stock Market listing standards and SEC rules and regulations, the Board of Directors has made a subjective determination as to each independent director that no relationships exist which, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. See additional discussion under the section entitled Transactions with Related Persons.

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

The Bank is leasing an office space in the Yigo Town Center for its Yigo Branch from Ada’s Trust & Investment Inc. (“Ada’s Trust”). Patricia P. Ada is a director for the Bank and the General Manager, Board Secretary and Assistant Treasurer for Ada’s Trust. The Bank's ten-year lease for the 4000 square foot Yigo Branch began on December 1, 1996. The Bank has six options to renew the Yigo branch lease. The first three options were for five years each, the fourth option was for three years, and the fifth and sixth option are each one year terms. During fiscal year 2021, the Bank paid Ada’s Trust $207,440 for rent. During the five, three, and one-year lease terms, respectively, total lease payments should equal approximately $668,332. The members of the Board other than Ms. Ada determined that these lease transaction are beneficial to the Bank and the Company and the terms of the transactions are fair to the Bank and the Company. Assuming that such terms continue to be fair and competitive, the Bank anticipates that it may exercise one or more of its final options to renew the Yigo branch lease.

The Bank is leasing office space in the Macheche Plaza Shopping Center from Macheche Plaza Development (“Macheche”). Roger P. Crouthamel is a director and Corporate Secretary of the Company and a Managing Partner of and owns a 27% interest in Macheche. The John Kerr Grandchildren’s Trust also has a 15% interest in Macheche. Roger P. Crouthamel is the Trustee for The John Kerr Grandchildren’s Trust. The Bank operated its Dededo Branch in the Macheche Plaza for over 30 years but recently closed it on January 29, 2022 and is converting it into a training center. The Bank's ten-year lease for the 5,574 square foot began on March 30, 1990. The lease was renegotiated in 1999 to lower the rent and extend the lease for twelve years commencing June 1, 1999. The Bank has two options to renew the lease for five years each. The lease automatically renews for five years provided the Bank does not give the landlord a notice of termination 180 days prior to the termination date. The Bank has not provided the landlord with a notice of termination. During fiscal year 2021, the Bank paid Macheche Development $178,368 for rent and $45,484 for common area maintenance. During the ten-year lease term the total lease payments should equal approximately $1,013,297. The members of the Board other than Mr. Crouthamel determined that this lease transaction is beneficial to the Bank and the Company and the terms of the transaction are fair to the Bank and the Company. The Bank anticipates that it may exercise the options to renew the lease if it determines that such renewal is in the best interest of the Bank.

Additionally, the Bank has had and expects to have banking transactions in the ordinary course of business with many of the directors and executive officers of the Bank (and their associates), on substantially the same terms (including interest rates, collateral and repayment terms) as those prevailing at the time for comparable loans with persons not related to the Company. During 2021, no loan to any director or executive officer of the Company (or their associates) involved more than the normal risk of collectability or presented other unfavorable features.

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

ITEM 14.	Principal Accountant Fees and Services

On November 1, 2020, the Company retained Baker Tilly US, LLP as its independent accountant.  Baker Tilly US, LLP is licensed to practice public accounting in Guam.  The Audit Committee of the Company approved the engagement of Baker Tilly US, LLP, a PCAOB-registered firm, for the audit of the Company’s financial statements for the fiscal year ended December 31, 2021.

Audit Fees

Following are disclosures regarding the fees billed by Baker Tilly during 2021 and Squar Milner and Baker Tilly during 2020. It is the policy of the Audit Committee that all engagements for auditing services and non-audit services be preapproved by the Audit Committee. The preapproval includes a review of the services to be undertaken and the estimated fees that will be incurred. The Audit Committee has considered whether the provision of non-audit services by the Public Accountants is compatible with maintaining auditor independence.

Squar Milner and Baker Tilly performed the following services for the Company relating to the year ended December 31, 2021 and 2020:

Audit Services.

The audit services rendered by Baker Tilly consisted of audits of the consolidated financial statements for the years ended December 31, 2021 and 2020, and, in connection therewith, reviews of the Company’s Annual Report on Form 10-K for the years ended December 31, 2021 and 2020, and the Company’s quarterly reports on Form 10-Q during the years ended December 31, 2021 and 2020. The audit services rendered by Squar Milner for the year ended December 31, 2020 consisted of their reviews of the Company’s quarterly reports on Form 10-Q during the year ended December 31, 2020.

Audit Related Services.

Audit related services rendered by Baker Tilly in 2021 and Squar Milner and Baker Tilly in 2020 consisted of services in connection with the Company’s statutory reviews of the December 31, 2021 and 2020, financial statements for the Republic of Palau Branch, Commonwealth of the Northern Mariana Islands Branch, Republic of the Marshall Islands Branch and the Federated States of Micronesia Branch.

Tax Services.

Baker Tilly and Squar Milner did not render any tax services to us during 2021 and 2020.

The following table sets forth the aggregate fees billed by Baker Tilly in 2021 and Squar Milner for the services rendered to us in 2021 and 2020, inclusive of out of pocket expenses.

	2021	2020
Audit Fees	$471,776	$450,651*
Audit Related Fees	$56,160	$62,600
Tax Fees	$0	$0
All Other Fees	$0	$0

*Includes $62,980 which was paid to Squar Milner and the remaining amount to Baker Tilly.

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

The Audit Committee pre-approved all audit fees of Baker Tilly and Squar Milner during fiscal years 2021 and 2020.

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

(b) Exhibits

The exhibit list required by this Item is incorporated by reference to the Exhibit Index included in this report.

			Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
3.01	Second Amended and Restated Articles of Incorporation of BankGuam Holding Company (including Certificate of Designation of 5.50% Fixed Rate/Floating Rate Noncumulative Preferred Stock, Series A, of BankGuam Holding Company)	8-K (File No. 000-54483)	3.1	August 26, 2016

3.02	First Amended By-Laws of BankGuam Holding Company	10-K (File No. 000-54483	3.02	March 22, 2021

4.01	Form of 4.75% Fixed-to-Floating Rate Subordinated Notes due July 1, 2031 (attached as Exhibit A to Form of Subordinated Note Purchase Agreement)	8-K (File No. 000-54483)	10.1	July 6, 2021

9.01	Voting Trust Agreement dated November 29, 2013 between certain shareholders of BankGuam Holding Company and Lourdes A. Leon Guerrero, as Trustee	10-K (File No. 000-54483)	9.02	March 17, 2014

10.01*	Employment Agreement dated June 27, 2013 between Bank of Guam and William D. Leon Guerrero	10-K (File No. 000-54483)	10.02	March 17, 2014

10.02*	Agreement to Extend Employment Agreement dated May 29, 2018 between William D. Leon Guerrero and Bank of Guam	10-K (File No. 000-54483)	10.08	June 29, 2018

10.03*	Employment Agreement dated April 1, 2019 between Joaquin P.L.G. Cook and Bank of Guam	10-Q (File No. 000-54483)	10.01	May 10, 2019

10.04*	Employment Agreement dated April 1, 2019 between Maria Eugenia H. Leon Guerrero and Bank of Guam	10-Q (File No. 000-54483)	10.02	May 10, 2019

10.05*	Employment Agreement dated January 1, 2022 between Symon A. Madrazo and Bank of Guam	Form 10-K (File No. 000-54483)	10.05	March 28, 2022

10.06*	BankGuam Holding Company 2011 Amended and Restated Employee Stock Purchase Plan	S-8 (File No. 333-182615)	99.1	July 11, 2012

10.07*	BankGuam Holding Company Stock Service Award Plan	S-8 (File No. 333-196854)	99.1	June 18, 2014

10.08*	Form of Subordinated Note Purchase Agreement dated June 29, 2021, by and among BankGuam Holding Company and the Purchasers	Form 8-K (File No. 000-54483)	10.1	July 6, 2021

21.01	List of Significant Subsidiaries of the Company	Form 10-K (File No. 000-54483)	21.01	March 28, 2022

23.01	Consent of Independent Registered Public Accounting Firm	Form 10-K (File No. 000-54483)	23.01	March 28, 2022

23.02	Consent of Burger & Comer, P.C.				X

31.01	Certification of Chief Executive Officer pursuant to Rule 13-a14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Form 10-K (File No. 000-54483)	31.01	March 28, 2022

31.02	Certification of Chief Financial Officer pursuant to Rule 13-a14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Form 10-K (File No. 000-54483)	31.02	March 28, 2022

31.03	Certification of Chief Executive Officer pursuant to Rule 13-a14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.04	Certification of Chief Financial Officer pursuant to Rule 13-a14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.01	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Form 10-K (File No. 000-54483)	32.01	March 28, 2022

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	Form 10-K (File No. 000-54483)	101.INS	March 28, 2022

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Form 10-K (File No. 000-54483)	101.SCH	March 28, 2022

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Form 10-K (File No. 000-54483)	101.CAL	March 28, 2022

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Form 10-K (File No. 000-54483)	101.DEF	March 28, 2022

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Form 10-K (File No. 000-54483)	101.LAB	March 28, 2022

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Form 10-K (File No. 000-54483)	101.PRE	March 28, 2022

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

BANKGUAM HOLDING COMPANY

	BY:	/s/ Symon A. Madrazo
Symon A. Madrazo
DATE: April 29, 2022		Chief Financial Officer