Form 10-Q
period 2022-03-31
BankGuam Holding Co
filed 2022-05-12
CIK 1527383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 12, 2022, there were 9,727,743 shares outstanding

BANKGUAM HOLDING COMPANY

FORM 10-Q

QUARTERLY REPORT

Cautionary Note Regarding Forward-Looking Statements

For purposes of this Quarterly Report, the terms the “Company,” “we,” “us” and “our” refer to BankGuam Holding Company and its subsidiaries. This Quarterly Report on Form 10-Q contains statements that are not historical in nature, are predictive in nature, or that depend upon or refer to future events or conditions or contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be preceded by, followed by or include the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “is designed to” and similar expressions as well as other statements regarding our future operations, financial condition and prospects, and business strategies. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements.

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

Other factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” included in filings we make from time to time with the U.S. Securities and Exchange Commission (“SEC”), including our Quarterly Reports on Form 10-Q to be filed by us in our fiscal year ending December 31, 2022. We have no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or risks, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. New information, future events or risks could cause the forward-looking events we discuss in this Quarterly Report not to occur. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Financial Condition

(in Thousands, Except Par Value)

	March 31, 2022	December 31, 2021
ASSETS
Cash and due from banks	$43,100	$36,660
Interest bearing deposits in banks	405,337	520,743
Total cash and cash equivalents	448,437	557,403
Restricted cash	150	150
Investment securities available-for-sale, at fair value	528,055	499,366
Investment securities held-to-maturity, at amortized cost (Fair Value $287,229 at 3/31/2022 and $310,372 at 12/31/2021)	320,481	312,294
Federal Home Loan Bank stock, at cost	3,318	2,814
Loans, net of allowance for loan losses ($35,085 at 3/31/2022 and $34,408 at 12/31/2021)	1,287,170	1,283,690
Accrued interest receivable	6,247	6,715
Premises and equipment, net	20,821	20,802
Goodwill	13,014	13,014
Intangible assets	10,535	10,720
Other assets	88,615	84,620
Total assets	$2,726,843	$2,791,588
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$882,316	$981,537
Interest bearing	1,612,337	1,551,694
Total deposits	2,494,653	2,533,231
Accrued interest payable	33	46
Subordinated debt, net	34,417	34,400
Other liabilities	40,050	43,162
Total liabilities	2,569,153	2,610,839
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock $0.2083 par value; 48,000 shares authorized; 9,777 and 9,770 shares issued and 9,728 and 9,721 shares outstanding at 3/31/2022 and 12/31/2021, respectively	2,034	2,033
Preferred stock $100 par value; 300 shares authorized; 9.8 shares issued and outstanding at 3/31/2022 and 12/31/2021, respectively	980	980
Additional paid-in capital, Common stock	24,989	24,910
Additional paid-in capital, Preferred stock	8,803	8,803
Retained earnings	155,911	153,740
Accumulated other comprehensive (loss) income	(42,051)	(16,721)
Non-controlling interest	7,314	7,294
Common stock in treasury, at cost (32 shares)	(290)	(290)
Total stockholders’ equity	157,690	180,749
Total liabilities and stockholders’ equity	$2,726,843	$2,791,588

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Income

(Dollar and Share Amounts in Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2022	2021
Interest income:
Loans	$17,635	$18,247
Investment securities	3,175	2,199
Deposits with banks	179	67
Total interest income	20,989	20,513
Interest expense:
Savings deposits	39	103
Time deposits	4	12
Other borrowed funds	465	238
Total interest expense	508	353
Net interest income	20,481	20,160
Provision for loan losses	1,425	2,475
Net interest income, after provision for loan losses	19,056	17,685
Non-interest income:
Service charges and fees	5,443	1,670
Gain on sale of investment securities	10	272
Income from merchant services, net	651	648
Cardholders income, net	553	253
Trustee fees	86	152
Other income	650	1,214
Total non-interest income	7,393	4,209
Non-interest expense:
Salaries and employee benefits	9,225	8,696
Occupancy	2,221	2,129
Equipment and depreciation	5,321	2,941
Insurance	457	489
Telecommunications	450	366
FDIC assessment	322	344
Professional services	803	565
Contract services	448	621
Other real estate owned	13	14
Stationery and supplies	169	121
Training and education	260	44
General, administrative and other	2,431	1,540
Total non-interest expense	22,120	17,870
Income before income taxes	4,329	4,024
Income tax expense	815	729
Net income	3,514	3,295
Net income attributable to noncontrolling interest	247	-
Net income available to BankGuam Holding Company	3,267	3,295
Preferred stock dividend	(122)	(135)
Net income attributable to common stockholders	$3,145	$3,160
Earnings per common share (EPS):
Basic and diluted EPS	$0.32	$0.33
Dividends declared per common share	$0.10	$0.10
Basic and diluted weighted average common shares	9,721	9,705

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

(in Thousands)

	Three Months Ended March 31,
	2022	2021
Net income	$3,514	$3,295
Other comprehensive income (loss):
Unrealized holding gain (loss) on available-for-sale securities arising during the period, net of tax	(25,546)	(20,488)
Reclassification for (gain) realized on available-for- sale securities	-	(272)
Amortization of post-transfer unrealized holding loss on held-to-maturity securities during the period, net of tax	216	25
Total other comprehensive income (loss)	(25,330)	(20,735)
Total comprehensive income (loss)	$(21,816)	$(17,440)

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(Dollar Amounts and Number of Shares in Thousands)

	Number of Common Shares	Common Stock	Preferred Stock	Additional Paid-in Capital - Common	Additional Paid-in Capital - Preferred	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
Balances, January 1, 2022	9,721	$2,033	$980	$24,910	$8,803	$153,740	$(16,721)	$(290)	$7,294	$180,749
Net income	-	-	-	-	-	3,267	-	-	247	3,514
Change in accumulated other comprehensive income:
Unrealized loss on available-for-sale securities, net	-	-	-	-	-	-	(25,330)	-	-	(25,330)
Common stock issued under Employee Stock Purchase Plan & Service Awards	7	1	-	79	-	-	-	-	-	80
Return of capital from stocks owned by subsidiary	-	-	-	-	-	-	-	-	(8)	(8)
Cash dividends on common stock	-	-	-	-	-	(974)	-	-	(219)	(1,193)
Cash dividends on preferred stock	-	-	-	-	-	(122)	-	-	-	(122)
Balances, March 31, 2022	9,728	$2,034	$980	$24,989	$8,803	$155,911	$(42,051)	$(290)	$7,314	$157,690

	Number of Common Shares	Common Stock	Preferred Stock	Additional Paid-in Capital - Common	Additional Paid-in Capital - Preferred	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interests	Total
Balances, January 1, 2021	9,702	$2,029	$980	$24,777	$8,803	$137,646	$3,111	$(290)	$-	$177,056
Net income	-	-	-	-	-	3,295	-	-	-	3,295
Change in accumulated other comprehensive income:
Unrealized gain on available-for-sale securities, net	-	-	-	-	-	-	(20,735)	-	-	(20,735)
Common stock issued under Employee Stock Purchase Plan & Service Awards	11	2	-	95	-	-	-	-	-	97
Cash dividends on common stock	-	-	-	-	-	(970)	-	-	-	(970)
Cash dividends on preferred stock	-	-	-	-	-	(135)	-	-	-	(135)
Balances, March 31,2021	9,714	$2,031	$980	$24,872	$8,803	$139,836	$(17,624)	$(290)	$-	$158,608

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Cash Flows

(in Thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$3,514	$3,295
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	1,425	2,475
Depreciation	1,356	983
Amortization of debt issuance costs	17	7
Amortization of fees, discounts and premiums	7	150
Proceeds from sales of loans held for sale	2,408	10,696
Origination of loans held for sale	(2,408)	(10,696)
Increase in mortgage servicing rights	-	(137)
Gross realized gains on sale of available-for-sale securities	(10)	(272)
Realized gain (loss) on sale of premises and equipment	(94)	6
Noncash lease expense	2,956	736
Net change in operating assets and liabilities:
Accrued interest receivable	468	689
Other assets	(6,857)	(7,965)
Accrued interest payable	(13)	(7)
Lease liability	(3,060)	(652)
Other liabilities	(58)	1,133
Net cash (used in) provided by operating activities	(349)	441
Cash flows from investing activities:
Purchases of available-for-sale securities	(77,122)	(120,138)
Purchases of held-to-maturity securities	(9,645)	-
Proceeds from sales of available-for-sale securities	-	46,993
Maturities, prepayments and calls of available-for-sale securities	22,895	29,624
Maturities, prepayments and calls of held-to-maturity securities	1,661	3,500
Loan originations and principal collections, net	(4,899)	1,695
Income from equity investment in unconsolidated subsidiary	-	(412)
Dividends received from unconsolidated subsidiary	-	875
Cost from FHLB stock purchase	(504)	(479)
Proceeds from sales of premises and equipment	-	7
Purchases of premises and equipment	(1,190)	(1,153)
Net cash used in investing activities	(68,804)	(39,488)
Cash flows from financing activities:
Net (decrease) increase in deposits	(38,578)	74,184
Proceeds from issuance of common stock	80	97
Dividends paid	(1,315)	(1,105)
Net cash provided by (used in) financing activities	(39,813)	73,176
Net change in cash, cash equivalents and restricted cash	(108,966)	34,129
Cash, cash equivalents and restricted cash at beginning of period	557,553	287,778
Cash, cash equivalents and restricted cash at end of period	$448,587	$321,907
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$10	$45
Income taxes	$104	$112
Supplemental disclosure of noncash investing and financing activities:
Net change in unrealized loss on held-to-maturity securities, net of tax	$215	$25
Net change in unrealized gain on available-for-sale securities, net of tax	$(25,546)	$(20,760)

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Notes to Condensed Consolidated Financial Statements

(in Thousands, Except Per Share Data)

(Unaudited)

Note 1 – Nature of Business

Organization

The accompanying condensed consolidated financial statements include the accounts of BankGuam Holding Company (“Company”) and its wholly-owned subsidiaries, Bank of Guam (“Bank”) and BankGuam Investment Services (“BGIS”). The Company is a Guam corporation organized on October 29, 2010, to act as the holding company of the Bank, a Guam banking corporation, an 17-branch bank serving the communities in Guam, the Commonwealth of the Northern Mariana Islands (CNMI), the Federated States of Micronesia (FSM), the Republic of the Marshall Islands (RMI), the Republic of Palau (ROP), and San Francisco, California. BGIS was incorporated in Guam in 2015 and initially capitalized during the first quarter of 2016. During July 2016, the Company executed an agreement to purchase up to 70% of ASC Trust LLC, formerly ASC Trust Corporation. On July 6, 2021, the Company completed its final purchase of 25% of the voting common stock of ASC Trust LLC under the agreement, as amended to date, bringing the Company’s ownership of ASC Trust LLC to 70%. See Note 4 under “Investment in AST Trust LLC” for additional details.

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

These unaudited condensed consolidated financial statements have been prepared on a basis consistent with prior periods, and should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2021, and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the U.S. Securities and Exchange Commission (“SEC”) under the Exchange Act on March 28, 2022.

Our condensed consolidated financial condition at March 31, 2022, and the condensed consolidated results of operations for the three months ended March 31, 2022, are not necessarily indicative of what our financial condition will be at December 31, 2022, or of the results of our operations that may be expected for the full year ending December 31, 2022.

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

COVID-19

The outbreak of a novel coronavirus (“COVID-19”) in 2020 and subsequent impact on public commerce and related business activities continues to impact the Company as well as a broad range of industries in which the Company’s customers operate and, in some instances, impaired their ability to fulfill their financial obligations to the Company. On March 3, 2020, the Federal Open Market Committee (FOMC) reduced the target range for federal funds by 50 basis points to 1.00% - 1.25%. This rate was further reduced to a target range of 0% - 0.25% on March 16, 2020. The economy has since improved, and the FOMC increased the target range by 25bps to 0.25% - 0.50% on March 16, 2022, and 50bps to 0.75% - 1.00% on May 4, 2022. The increase in interest rates will have a positive impact to the Company’s net interest income as loans and securities reprice.

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

Russia/Ukraine Conflict

The current Russia and Ukraine conflict has raised economic and financial market concerns causing uncertainty and disruption in financial markets globally and further straining an already struggling global supply chain. Furthermore, such events have the potential to adversely impact the availability of commodities, commodity prices, and create global inflationary pressures. These and other effects of the conflict could have a negative impact on the ability of borrowers to repay their obligations to the Bank, which could impact our reserves for loan losses and have an adverse effect on our results of operations.

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

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting," which provides temporary optional expedients to ease the financial reporting burdens of the expected market transition from London Interbank Offered Rate (LIBOR) to an alternative reference rate such as Secured Overnight Financing Rate (SOFR). The guidance was effective upon issuance and generally can be applied through December 31, 2022. In December 2021, the Company adopted SOFR as a replacement to LIBOR. The Company did not originate loans in 2022 indexed to LIBOR nor enter into modifications which create new LIBOR exposure. The Company believes the adoption of this guidance will not have a material impact on the consolidated financial statements.

Note 3 – Earnings Per Common Share

Basic earnings per common share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Potential common shares that may be issued by the Company relate to shares subscribed but not yet issued in 2022 and 2021 under the Employee Stock Purchase Plan, and are reported as dilutive options. No shares were subscribed but not issued at March 31, 2022 and 2021. In April 2022, the Company suspended the Employee Stock Purchase Plan indefinitely in connection with the Company’s plans to implement a 1-for-500 reverse stock split, which remains subject to the approval of stockholders and the receipt of regulatory approvals.

Earnings per common share are computed based on reported net income, preferred stock dividends and the following common share data:

	Three Months Ended March 31,
	2022	2021
Net income available to BankGuam Holding Company	$3,267	$3,295
Less preferred stock dividends	(122)	(135)
Net income attributable to common stockholders	$3,145	$3,160
Weighted average number of common shares outstanding - used to calculate basic and diluted earnings per common share	9,721	9,705
Earnings per common share (EPS):
Basic and diluted EPS	$0.32	$0.33

Note 4 – Investment Securities

The amortized cost and fair value of investment securities, with gross unrealized gains and losses, is presented as follows:

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$114,969	$-	$(11,694)	$103,275
U.S. government agency pool securities	29,066	12	(260)	28,818
U.S. government agency or GSE residential mortgage-backed securities	423,117	-	(27,155)	395,962
Total	$567,152	$12	$(39,109)	$528,055
Securities Held-to-Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$276,468	$-	$(30,684)	$245,784
U.S. government agency pool securities	2,386	6	(64)	2,328
U.S. government agency or GSE residential mortgage-backed securities	41,627	35	(2,545)	39,117
Total	$320,481	$41	$(33,293)	$287,229

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$114,969	$-	$(4,007)	$110,962
U.S. government agency pool securities	21,106	2	(247)	20,861
U.S. government agency or GSE residential mortgage-backed securities	369,419	1,957	(3,833)	367,543
Total	$505,494	$1,959	$(8,087)	$499,366
Securities Held-to-Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$276,188	$-	$(1,621)	$274,567
U.S. government agency pool securities	3,028	8	(45)	2,991
U.S. government agency or GSE residential mortgage-backed securities	33,078	105	(369)	32,814
Total	$312,294	$113	$(2,035)	$310,372

At March 31, 2022 and December 31, 2021, investment securities with a carrying value of $682.9 million and $558.8 million, respectively, were pledged to secure various government deposits and to meet other public requirements.

Proceeds and gross realized gains from the sales of available-for-sale investment securities for the three months ended March 31, 2022 and 2021 are shown below.

	Three Months Ended March 31,
	2022	2021
Proceeds from sales	$-	$46,993
Gross realized gains from sales	$-	$272

The amortized cost and estimated fair value of investment securities by contractual maturity at March 31, 2022 and December 31, 2021 are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or borrowers the right to prepay obligations with or without call or prepayment penalties. At March 31, 2022, obligations of U.S. government corporations and agencies with amortized costs totaling $887.6 million consisted of residential mortgage-backed securities totaling $464.7 million and Small Business Administration agency pool securities totaling $31.5 million whose contractual maturity, or principal repayment, will follow the repayment of the underlying small business loans or mortgages. For purposes of the following table, the entire outstanding balance of these mortgage-backed securities issued by U.S. government corporations and agencies and SBA pools is categorized based on final maturity date. At March 31, 2022, the Bank estimates the average remaining life of these mortgage-backed securities and SBA pools to be approximately 5.7 years and 4.4 years, respectively.

	March 31, 2022
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$26	$26	$-	$-
Due after one but within five years	6,954	6,916	1,709	1,691
Due after five but within ten years	158,847	146,421	61,833	56,368
Due after ten years	401,325	374,692	256,939	229,170
Total	$567,152	$528,055	$320,481	$287,229

	December 31, 2021
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$105	$105	$-	$-
Due after one but within five years	8,331	8,377	1,228	1,246
Due after five but within ten years	151,682	148,389	62,925	62,257
Due after ten years	345,376	342,495	248,141	246,869
Total	$505,494	$499,366	$312,294	$310,372

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2022, and December 31, 2021.

	March 31, 2022
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value
Securities Available for Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$-	$-	$(11,694)	$103,275	$(11,694)	$103,275
U.S. government agency pool securities	(170)	15,443	(90)	10,055	(260)	25,498
U.S. government agency or GSE residential mortgage-backed securities	(26,475)	389,126	(680)	6,836	(27,155)	395,962
Total	$(26,645)	$404,569	$(12,464)	$120,166	$(39,109)	$524,735

Securities Held to Maturity
US government agency and sponsored Agencies (GSE) debt securities	$(15,566)	$106,613	$(15,118)	$139,171	$(30,684)	$245,784
U.S. government agency pool securities	(52)	1,303	(12)	106	(64)	1,409
U.S. government agency or GSE residential mortgage-backed securities	(2,514)	28,677	(31)	281	(2,545)	28,958
Total	$(18,132)	$136,593	$(15,161)	$139,558	$(33,293)	$276,151

	December 31, 2021
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value
Securities Available for Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(2,824)	$82,145	$(1,183)	$28,817	$(4,007)	$110,962
U.S. government agency pool securities	(71)	5,127	(176)	14,743	(247)	19,870
U.S. government agency or GSE residential mortgage-backed securities	(3,833)	290,573	-	-	(3,833)	290,573
Total	$(6,728)	$377,845	$(1,359)	$43,560	$(8,087)	$421,405

Securities Held to Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(1,395)	$159,840	$(226)	$114,726	$(1,621)	$274,566
U.S. government agency pool securities	(37)	1,507	(8)	403	(45)	1,910
U.S. government agency or GSE residential mortgage-backed securities	(362)	28,498	(7)	529	(369)	29,027
Total	$(1,794)	$189,845	$(241)	$115,658	$(2,035)	$305,503

The investment securities that were in an unrealized loss position as of March 31, 2022, which comprised a total of 221 securities, were not other-than-temporarily impaired. Specifically, the 221 securities are comprised of the following: 34 Small Business Administration Pool securities, 26 agency securities issued by Federal Home Loan Bank (FHLB), 33 mortgaged-backed securities and 19 agency securities issued by Federal Home Loan Mortgage Corporation (FHLMC), 71 mortgaged-backed securities and 1 agency security issued by Federal National Mortgage Association (FNMA), 19 mortgaged-backed securities issued by Government National Mortgage Association (GNMA) and 18 agency securities issued by Federal Farm Credit Banks (FFCB).

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

Investment in ASC Trust LLC

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

During the three months ended March 31, 2022, the Bank originated and sold $2.4 million in FHLMC mortgage loans. During the three months ended March 31, 2021, the Bank originated and sold $10.7 million in FHLMC loans.

Mortgage loans serviced for others are not included in the accompanying condensed consolidated statements of financial condition. The unpaid principal balances of mortgage loans serviced for others were $177.4 million at March 31, 2022 and $181.1 million at December 31, 2021. The decrease of $3.7 million (2.04%) during the three months ended March 31, 2022, was due to principal paydowns and payoffs during the period, which offset new loans.

We retain mortgage servicing rights on mortgage loans that we sell. Such rights represent the net positive cash flows generated from the servicing of such mortgage loans and we recognize such rights as assets on our statements of financial condition based on their estimated fair values. We receive servicing fees, less any subservicing costs, on the unpaid principal balances of such mortgage loans. Those fees are collected from the monthly payments made by the mortgagors or from the proceeds of the sale or foreclosure and liquidation of the underlying real property collateralizing the loans. At March 31, 2022 and December 31, 2021, mortgage servicing rights totaled $1.6 million each and are included in other assets in the accompanying condensed consolidated statements of financial condition. The Bank accounts for mortgage servicing rights at fair value with changes in fair value recorded as a part of service fees and charges in the condensed consolidated statements of income.

Loans

Outstanding loan balances are presented net of unearned income, deferred loan fees, and unamortized discount and premium totaling $3.0 million at March 31, 2022, and $3.2 million at December 31, 2021. As of March 31, 2022 and December 31, 2021, our 10 largest borrowing relationships in aggregate totaled $342.6 million, respectively, in commitments, or approximately 25.9% of our total gross loans. Loans subject to ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” are presented net of the related accretable yield.

The loan portfolio consisted of the following at:

	March 31, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
Commercial
Commercial & industrial	$299,431	22.6%	$295,835	22.4%
Commercial mortgage	693,172	52.3%	699,269	52.9%
Commercial construction	23,546	1.8%	23,588	1.8%
Commercial agriculture	581	0.0%	592	0.0%
Total commercial	1,016,730	76.7%	1,019,284	77.1%
Consumer
Residential mortgage	139,139	10.5%	135,377	10.2%
Home equity	2,211	0.2%	2,232	0.2%
Automobile	17,523	1.3%	18,220	1.4%
Other consumer loans[1]	149,620	11.3%	146,208	11.1%
Total consumer	308,493	23.3%	302,037	22.9%
Gross loans	1,325,223	100.0%	1,321,321	100.0%
Deferred loan (fees) costs, net	(2,968)		(3,223)
Allowance for loan losses	(35,085)		(34,408)
Loans, net	$1,287,170		$1,283,690

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

Paycheck Protection Program

With the passage of the Paycheck Protection Program, or PPP, administered by the Small Business Administration, the Bank actively participated in assisting its customers with applications for resources through the program. PPP loans have either a two-year or a five-year term and earn interest at 1%. The Bank believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. In 2021 and 2022 the Bank approved and funded over $93.4 million and $56.6 million in gross PPP loans, respectively. At March 31, 2022, the outstanding gross principal balance of PPP loans was $17.6 million with $365 thousand in unearned fees remaining. At loan origination, the Company was paid a fee from the SBA ranging from 1% to 5% based on the loan size. The unearned fees are being accreted to interest income based on the contractual maturity.

On June 5, 2020, the Paycheck Protection Program Flexibility Act of 2020 (the “Flexibility Act”) was signed into law which changed key provisions of the PPP, including provisions relating to the maturity of PPP loans, the deferral of PPP loan payments, and the forgiveness of PPP loans. Under the Flexibility Act, as clarified by the SBA in an October 7, 2020 update, the maturity date for PPP loans funded before June 5, 2020 remained at two years from funding while the maturity date for PPP loans funded after June 5, 2020 was five years from funding. In addition, the Flexibility Act, increased the period during which PPP loan proceeds are to be used for purposes that would qualify the loan for forgiveness (the “covered period”) from 8 weeks to 24 weeks, at the borrower’s election, for PPP loans made prior to June 5, 2020, and set the covered period for loans made after June 5, 2020 at 24 weeks from funding. Under the Flexibility Act, PPP borrowers are not required to make any payments of principal or interest before the date on which SBA remits the loan forgiveness amount to the Company (or notifies the Company that no loan forgiveness is allowed) and, although PPP borrowers may submit an application for loan forgiveness at any time prior to the maturity date, if PPP borrowers do not submit a loan forgiveness application within 10 months after the end of their covered period, such borrowers will be required to begin paying principal and interest after that period. For loans originated under the SBA's PPP loan program, interest and principal payment on these loans were originally deferred for six months following the funding date, during which time interest would continue to accrue. The Flexibility Act extended the deferral period for borrower payments of principal, interest, and fees on all PPP loans to the date that the SBA remits the borrower’s loan forgiveness amount to the lender (or, if the borrower does not apply for loan forgiveness, ten months after the end of the borrower’s loan forgiveness covered period). The extension of the deferral period under the Flexibility Act automatically applied to all PPP loans.

As of May 5, 2022, a total of $141.3 million in PPP loans have been forgiven, of which $133.6 million were forgiven in 2022 and $7.7 million in 2021. It is the Bank’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Bank could be required to establish an additional allowance for loan loss through additional credit loss expense charged to earnings.

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

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. ASC 310-10 defines an impaired loan as one for which there is uncertainty concerning collection of all principal and interest per the original contractual terms of the loan. For those loans that are classified as impaired, an allowance is established when the discounted cash flow (or the collateral value or the observable market price) of the impaired loan is lower than the carrying value of the loan. The general component covers unimpaired loans, and is estimated using a loss migration analysis based on historical charge-off experience and expected loss, given the default probability derived from the Bank’s internal risk rating process. The loss migration analysis tracks twelve rolling quarters of loan loss history and industry loss factors to determine historical losses by classification category for each loan type, except certain consumer loans. These calculated loss factors are then applied to outstanding loan balances for all non-impaired loans. Additionally, the allowance consist of internally developed qualitative factors based on interagency guidance which are used to supplement the risks that are not captured by the historical loss migration analysis. These qualitative factors that are determined utilizing external economic factors and internal assessments is applied to each homogeneous loan pool. We also conduct individual loan review analyses, as part of the allowance for loan loss allocation process, applying specific monitoring policies and procedures in analyzing the existing loan portfolio.

Beginning in 2020, management increased the loss attributes in a number of the qualitative factors to more appropriately capture the risks stemming from economic deterioration from COVID-19. The Company continually evaluates these factors and makes adjustments each quarter. During the three months ended March 31, 2022, management adjusted the economic risk factors to incorporate the current economic implications, which include reduced tourism and inflationary concerns.

Set forth below is a summary of the Bank’s activity in the allowance for loan losses during the three months ended March 31, 2022, and 2021, and the year ended December 31, 2021:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	Year Ended December 31, 2021
Balance, beginning of period	$34,408	$34,805	$34,805
Charged off loans	(1,349)	(1,595)	(4,950)
Recoveries on loans previously charged off	601	598	2,403
Provision for loan losses	1,425	2,475	2,150
Balance, end of period	$35,085	$36,283	$34,408

Set forth below is information regarding loan balances and the related allowance for loan losses, by portfolio type, for the three months ended March 31, 2022, and 2021, and the year ended December 31, 2021, respectively.

	Commercial	Residential Mortgages	Consumer	Total
	(Dollars in thousands)
Three Months Ended March 31, 2022
Allowance for loan losses:
Balance at beginning of period	$22,860	$2,304	$9,244	$34,408
Charge-offs	(190)	-	(1,159)	(1,349)
Recoveries	102	1	498	601
Provision	310	164	951	1,425
Balance at end of period	$23,082	$2,469	$9,534	$35,085

Allowance balance at end of period related to:
Loans individually evaluated for impairment	$3,508	$39	$1,136	$4,683
Loans collectively evaluated for impairment	19,574	2,430	8,398	30,402
Ending balance	$23,082	$2,469	$9,534	$35,085

Loan balances at end of period:
Loans individually evaluated for impairment	$10,973	$38,287	$1,350	$50,610
Loans collectively evaluated for impairment	1,005,757	103,063	165,793	1,274,613
Ending balance	$1,016,730	$141,350	$167,143	$1,325,223

Three Months Ended March 31, 2021
Allowance for loan losses:
Balance at beginning of period	$21,213	$1,990	$11,602	$34,805
Charge-offs	(77)	(4)	(1,514)	(1,595)
Recoveries	124	-	474	598
Provision	1,259	210	1,006	2,475
Ending balance	$22,519	$2,196	$11,568	$36,283

Allowance balance at end of period related to:
Loans individually evaluated for impairment	$3,502	$1	$1,578	$5,081
Loans collectively evaluated for impairment	19,017	2,195	9,990	31,202
Ending balance	$22,519	$2,196	$11,568	$36,283

Loan balances at end of period:
Loans individually evaluated for impairment	$60,538	$2,349	$1,716	$64,603
Loans collectively evaluated for impairment	1,053,915	127,159	182,930	1,364,004
Ending balance	$1,114,453	$129,508	$184,646	$1,428,607

Year Ended December 31, 2021
Allowance for loan losses:
Balance at beginning of year	$21,213	$1,990	$11,602	$34,805
Charge-offs	(115)	(99)	(4,736)	(4,950)
Recoveries	578	1	1,824	2,403
Provision	1,184	412	554	2,150
Ending balance	$22,860	$2,304	$9,244	$34,408

Allowance balance at end of year related to:
Loans individually evaluated for impairment	$3,510	$50	$941	$4,501
Loans collectively evaluated for impairment	19,350	2,254	8,303	29,907
Ending balance	$22,860	$2,304	$9,244	$34,408

Loan balances at end of year:
Loans individually evaluated for impairment	$48,459	$2,265	$1,059	$51,783
Loans collectively evaluated for impairment	970,825	135,343	163,370	1,269,538
Ending balance	$1,019,284	$137,608	$164,429	$1,321,321

Credit Quality

The following table provides a summary of the delinquency status of the Bank’s loans by portfolio type:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Non- Accrual	90 Days and Greater Still Accruing	Total Past Due	Current	Total Loans Outstanding
March 31, 2022
Commercial
Commercial & industrial	$236	$4,053	$6,878	$125	$11,292	$288,139	$299,431
Commercial mortgage	4,978	2,279	4,372	764	12,393	680,779	693,172
Commercial construction	-	-	-	-	-	23,546	23,546
Commercial agriculture	-	-	-	-	-	581	581
Total commercial	5,214	6,332	11,250	889	23,685	993,045	1,016,730

Consumer
Residential mortgage	4,838	1,940	250	12	7,040	132,099	139,139
Home equity	-	-	-	-	-	2,211	2,211
Automobile	365	162	-	88	615	16,908	17,523
Other consumer [1]	1,961	1,103	47	1,078	4,189	145,431	149,620
Total consumer	7,164	3,205	297	1,178	11,844	296,649	308,493
Total	$12,378	$9,537	$11,547	$2,067	$35,529	$1,289,694	$1,325,223

December 31, 2021
Commercial
Commercial & industrial	$56	$202	$7,338	$106	$7,702	$288,133	$295,835
Commercial mortgage	2,540	217	4,622	-	7,379	691,890	699,269
Commercial construction	-	-	-	-	-	23,588	23,588
Commercial agriculture	-	-	-	-	-	592	592
Total commercial	2,596	419	11,960	106	15,081	1,004,203	1,019,284

Consumer
Residential mortgage	2,194	1,236	267	77	3,774	131,603	135,377
Home equity	-	-	-	-	-	2,232	2,232
Automobile	407	162	-	41	610	17,610	18,220
Other consumer [1]	2,037	1,024	69	866	3,996	142,212	146,208
Total consumer	4,638	2,422	336	984	8,380	293,657	302,037
Total	$7,234	$2,841	$12,296	$1,090	$23,461	$1,297,860	$1,321,321

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

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

The following table provides information as of March 31, 2022 and December 31, 2021, with respect to loans on non-accrual status, by portfolio type:

	March 31, 2022	December 31, 2021
	(Dollars in thousands)
Non-accrual loans:
Commercial
Commercial & industrial	$7,312	$7,610
Commercial mortgage	6,548	8,148
Total commercial	13,860	15,758

Consumer
Residential mortgage	$1,537	$1,660
Other consumer [1]	120	152
Total consumer	1,657	1,812
Total non-accrual loans	$15,517	$17,570

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

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

The Bank classifies its loan portfolios using internal credit quality ratings, as discussed above under Allowance for Loan Losses. The following table provides a summary of loans by portfolio type and the Bank’s internal credit quality ratings as of March 31, 2022, and December 31, 2021:

	March 31, 2022	December 31, 2021
	(Dollars in thousands)
Pass:
Commercial & industrial	$269,544	$266,300
Commercial mortgage	628,078	642,835
Commercial construction	23,546	23,588
Commercial agriculture	581	592
Residential mortgage	137,126	133,176
Home equity	2,211	2,232
Automobile	17,435	18,179
Other consumer	148,698	145,190
Total pass loans	1,227,219	1,232,092

Special Mention:
Commercial & industrial	10,521	9,760
Commercial mortgage	21,364	11,051
Residential mortgage	-	-
Total special mention loans	31,885	20,811

Substandard:
Commercial & industrial	12,488	12,645
Commercial mortgage	43,088	44,661
Residential mortgage	605	613
Other consumer	-	2
Total substandard loans	56,181	57,921

Formula Classified:
Residential mortgage	1,408	1,588
Automobile	88	41
Other consumer	922	1,016
Total formula classified loans	2,418	2,645

Doubtful:
Commercial & industrial	6,878	7,130
Commercial mortgage	642	722
Total doubtful loans	7,520	7,852
Total outstanding loans, gross	$1,325,223	$1,321,321

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

The following table sets forth information regarding non-accrual loans and restructured loans, at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
	(Dollars in thousands)
Impaired loans:
Restructured loans:
Non-accruing restructured loans	$4,778	$6,083
Accruing restructured loans	32,500	32,595
Total restructured loans	37,278	38,678
Other impaired loans	13,332	13,105
Total impaired loans	$50,610	$51,783

Impaired loans less than 90 days delinquent and included in total impaired loans	$36,996	$38,398

The table below contains additional information with respect to impaired loans, by portfolio type, at March 31, 2022 and December 31, 2021:

	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
March 31, 2022, With no related allowance recorded:
Commercial & industrial	$10,713	$10,713	$10,713	$39
Commercial mortgage	36,104	36,431	36,104	167
Residential mortgage	903	903	903	1
Other consumer	-	-	-	-
Total impaired loans with no related allowance	$47,720	$48,047	$47,720	$207

March 31, 2022, With a related allowance recorded:
Commercial & industrial	$325	$325	$325	$2
Commercial mortgage	107	123	107	-
Residential mortgage	1,172	1,182	1,172	-
Automobile	88	88	88	2
Other consumer	1,198	1,198	1,198	-
Total impaired loans with a related allowance	$2,890	$2,916	$2,890	$4

December 31, 2021, With no related allowance recorded:
Commercial & industrial	$11,150	$11,150	$75,812	$56
Commercial mortgage	36,935	37,182	38,456	149
Residential mortgage	612	612	221	-
Other consumer	2	2	4	-
Total impaired loans with no related allowance	$48,699	$48,946	$114,493	$205

December 31, 2021, With a related allowance recorded:
Commercial & industrial	$262	$262	$116	$2
Commercial mortgage	112	127	75	-
Residential mortgage	1,653	1,663	1,921	1
Automobile	41	41	29	1
Other consumer	1,016	1,016	1,253	8
Total impaired loans with a related allowance	$3,084	$3,109	$3,394	$12

Troubled Debt Restructurings

In accordance with FASB’s Accounting Standards Update No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring” (ASU No. 2011-02), the Bank had $37.3 million of troubled debt restructurings (“TDRs”) as of March 31, 2022, down by $1.4 million from $38.7 million at December 31, 2021, primarily in commercial mortgage loans. The restructured loans recorded with the Bank have been modified for the purpose of alleviating temporary impairments to the borrower’s financial condition. The modifications that the Bank has extended to borrowers have come in the form of a change in the repayment terms. The restructuring plan between the borrower and the Bank is designed to provide a bridge for cash flow shortfalls in the near term. As the borrower works through the near-term issues, in most cases, the original contractual terms will be reinstated.

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

Additional information regarding performing and nonperforming TDRs at March 31, 2022 and December 31, 2021 is set forth in the following table:

	Number of	Pre- Modification Outstanding Recorded	Principal	Post- Modification Outstanding Recorded	Outstanding Balance
	Loans	Investment	Modifications	Investment	March 31, 2022	December 31, 2021
Performing
Residential mortgage	-	$-	$-	$-	$-	$-
Commercial & industrial	10	3,974	-	3,974	3,601	3,696
Commercial mortgage	1	28,899	-	28,899	28,899	28,899
Consumer	-	-	-	-	-	-
Total performing	11	32,873	-	32,873	32,500	32,595
Nonperforming
Commercial & industrial	2	275	-	275	127	142
Commercial mortgage	6	5,954	-	5,954	4,651	5,941
Consumer	-	-	-	-	-	-
Total nonperforming	8	6,229	-	6,229	4,778	6,083
Total Troubled Debt Restructurings (TDRs)	19	$39,102	$-	$39,102	$37,278	$38,678

Principal modification includes principal forgiveness at the time of modification, contingent principal forgiveness granted over the life of the loan based on borrower performance.

In an effort to constructively work with borrowers affected by the COVID-19 pandemic, the Bank initiated a temporary program in March 2020 to allow for 90-day deferrals for residential mortgage and commercial loans upon request from the borrower, and a 90-day deferral for all consumer and automobile loans. The Bank did not identify these loans that were deferred and were over 30 days delinquent as TDRs. The Bank identified a specific reserve for consumer loans totaling $3.1 million at March 31, 2022. The Bank also increased its environmental factors for the reserve to account for the effects of the COVID-19 pandemic.

There were no defaults on troubled debt restructurings following the modification during the three months ended March 31, 2022 and 2021.

The Bank has two significant borrowing relationships in bankruptcy totaling $10.1 million at March 31, 2022. The Bank has calculated a specific reserve within the allowance for one of the borrowing relationships in bankruptcy in the amount of $3.5 million. In March 2022, a court ruling increased the availability of assets for one of the borrowing relationships in bankruptcy to satisfy its outstanding liabilities. The Bank believes it has sufficient collateral coverage to protect its current exposure in these matters, however due to the complexities of the bankruptcy cases and uncertainties surrounding ongoing negotiations, the ultimate outcomes may result in losses.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). As of March 31, 2022, and December 31, 2021, the Bank met all capital adequacy requirements to which it is subject.

As of March 31, 2022, the Bank’s capital ratios each exceeded the Federal Deposit Insurance Corporation’s well capitalized standards under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the Bank’s last regulatory examination that management believes have changed the Bank’s category. The Bank received a large influx of deposits from the federal relief programs due to the COVID-19 pandemic, resulting in the growth of its balance sheet as compared to 2020. As of March 31, 2022, approximately $164.1 million in COVID related funds have yet to be disbursed. Although the Bank’s average assets decreased at March 31, 2022 to $2.78 billion from $2.91 billion in December 31, 2021, the growth resulting from the receipt of COVID funds has put pressure on its ratio of Tier 1 capital to average assets. Management believes that the Bank has the capacity to absorb the growth in total assets, and the tools needed to move deposits off of its balance sheet through its Trust services to continue to be above the well capitalized standards under the regulatory framework for prompt corrective action.

The Company’s actual capital amounts and ratios as of March 31, 2022 and December 31, 2021 are presented in the table below.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2022:
Total capital (to Risk Weighted Assets)	$225,236	15.038%	$119,819	8.000%	$149,773	10.000%
Tier 1 capital (to Risk Weighted Assets)	$171,365	11.442%	$89,864	6.000%	$119,819	8.000%
Tier 1 capital (to Average Assets)	$171,365	6.165%	$111,184	4.000%	$138,980	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$161,582	10.788%	$67,398	4.500%	$97,353	6.500%

At December 31, 2021:
Total capital (to Risk Weighted Assets)	$222,493	15.161%	$117,403	8.000%	$146,753	10.000%
Tier 1 capital (to Risk Weighted Assets)	$168,623	11.490%	$88,052	6.000%	$117,403	8.000%
Tier 1 capital (to Average Assets)	$168,623	5.792%	$116,461	4.000%	$145,577	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$158,840	10.824%	$66,039	4.500%	$95,390	6.500%

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

A summary of financial instruments with off-balance-sheet risk at March 31, 2022 and December 31, 2021 is as follows:

	March 31, 2022	December 31, 2021
Commitments to extend credit	$165,064	$162,569

Letters of credit:
Standby letters of credit	$48,890	$43,239
Commercial letters of credit	2,048	2,366
Total	$50,938	$45,605

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

The Bank considers its standby and other letters of credit to be payment guarantees. At March 31, 2022, the maximum undiscounted future payments that the Bank could be required to make for all outstanding letters of credit were $50.9 million. All of these arrangements mature within one year. The Bank has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized; however, several are unsecured. The Bank had recorded $50 thousand in reserve liabilities associated with these guarantees at March 31, 2022.

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

There were no valuation allowance at March 31, 2022 and December 31, 2021, respectively, because, in management’s opinion, it is more likely than not that the total deferred tax asset of $22.2 million and $14.0 million, respectively, will be realized.

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

Financial assets measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At March 31, 2022
Available-for-sale Securities:
U.S. treasury notes and bonds	$-	$-	$-	$-
U.S. government agency and government sponsored enterprise (GSE) debt securities	-	103,275	-	103,275
U.S. government agency pool securities	-	28,818	-	28,818
U.S. government agency or GSE	-	395,962	-	395,962
Total fair value of available-for-sale securities	-	528,055	-	528,055
Other assets:
MSRs	-	-	1,580	1,580
Total fair value	$-	$528,055	$1,580	$529,635

At December 31, 2021
Available-for-sale Securities:
U.S. treasury notes and bonds	$-	$-	$-	$-
U.S. government agency and government sponsored enterprise (GSE) debt securities	-	110,962	-	110,962
U.S. government agency pool securities	-	20,861	-	20,861
U.S. government agency or GSE	-	367,543	-	367,543
Total fair value of available-for-sale securities	-	499,366	-	499,366
Other assets:
MSRs	-	-	1,581	1,581
Total fair value	$-	$499,366	$1,581	$500,947

There were no liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021.

For the periods ended March 31, 2022 and December 31, 2021, the changes in Level 3 assets measured at fair value on a recurring basis are as follows:

	March 31, 2022	December 31, 2021
Beginning balance	$1,581	$1,683
Realized and unrealized net losses:
Included in net income	(1)	(102)
Ending balance	$1,580	$1,581

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

The following table presents quantitative information about the valuation technique and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring basis:

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average Rate
March 31, 2022
Financial instrument:
MSRs	$1,580	Discounted Cash Flow	Discount Rate	6.02% - 7.93%	7.20%
			Weighted Average Prepayment Rate (Public Securities Association)	100%
December 31, 2021
Financial instrument:
MSRs	$1,581	Discounted Cash Flow	Discount Rate	6.02% - 7.93%	7.20%
			Weighted Average Prepayment Rate (Public Securities Association)	125%

There were no transfers into or out of the Bank’s Level 3 financial instruments for the periods ended March 31, 2022 and December 31, 2021.

Nonrecurring Fair Value Measurements

Under certain circumstances, the Bank makes adjustments to fair value for assets and liabilities even though they are not measured at fair value on an ongoing basis. The Bank did not have any financial instruments carried on the consolidated statements of financial condition by caption and by level in fair value hierarchy for a nonrecurring change in fair value at March 31, 2022 and December 31, 2021, respectively.

The fair value of loans subject to write downs is estimated using the appraised value of the underlying collateral, discounted as necessary due to management’s estimates of changes in economic conditions.

Additionally, the Bank makes adjustments to nonfinancial assets and liabilities even though they are not measured at fair value on an ongoing basis. The Bank does not have nonfinancial assets or liabilities for which a nonrecurring change in fair value has been recorded during the periods ended March 31, 2022 and December 31, 2021.

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

Investment Securities

When quoted prices are available in an active market, the Bank classifies the securities within Level 1 of the valuation hierarchy. Level 1 securities include U.S. Treasury notes and bonds. At March 31, 2022, the Company classified trading securities in Level 1.

If quoted market prices are not available, the Bank estimates fair values using pricing models and discounted cash flows that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, and credit spreads. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include U.S. GSE obligations, U.S. government agency pool securities, and other securities. Mortgage-backed securities are included in Level 2 if observable inputs are available. In certain cases where there is limited activity or less transparency around inputs to the valuation, the Bank would classify those securities in Level 3. At March 31, 2022 and December 31, 2021, the Bank did not have any Level 3 investment securities.

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

Short-Term Borrowings

The carrying amounts of federal funds purchased and FHLB advances maturing within ninety days approximate their fair values. We had no outstanding short-term borrowings at March 31, 2022 and December 31, 2021.

Long-Term Borrowings

The fair value of FHLB advances maturing after ninety days is determined based on expected present value techniques using current market interest rates for advances with similar terms and remaining maturities. We had no outstanding long-term borrowings at March 31, 2022 and December 31, 2021.

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

Fair Value of Other Financial Instruments

The estimated fair values of the Bank’s financial instruments, excluding those assets recorded at fair value on a recurring basis on the Bank’s condensed consolidated statements of financial condition, are as follows:

		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
	(Dollars in thousands)
March 31, 2022
Financial assets:
Cash and cash equivalents	$448,437	$448,437	$-	$-
Restricted cash	150	150	-	-
Federal Home Loan Bank stock	3,318	-	3,318	-
Investment securities held-to-maturity	320,481	-	287,229	-
Loans, net	1,287,170	-	-	1,333,290
Total	$2,059,556	$448,587	$290,547	$1,333,290

Financial liabilities:
Deposits	2,494,653	-	-	2,500,297
Total	$2,494,653	$-	$-	$2,500,297

December 31, 2021
Financial assets:
Cash and cash equivalents	$557,403	$557,403	$-	$-
Restricted cash	150	150	-	-
Federal Home Loan Bank stock	2,814	-	2,814	-
Investment securities held-to-maturity	312,294	-	310,372	-
Loans, net	1,283,690	-	-	1,330,529
Total	$2,156,351	$557,553	$313,186	$1,330,529

Financial liabilities:
Deposits	$2,533,231	$-	$-	$2,527,806
Total	$2,533,231	$-	$-	$2,527,806

Note 11 – Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	March 31, 2022	December 31, 2021
Net unrealized (loss) gain on available-for-sale securities	$(39,097)	$(5,857)
Amounts reclassified from AOCI for (gain) on sale of investment securities available-for-sale included in net income	-	(272)
Tax effect	8,803	1,380
Unrealized holding (loss) gain on available-for-sale securities, net of tax	(30,294)	(4,749)
Gross unrealized holding loss on held-to-maturity securities	(11,972)	(15,864)
Amortization of unrealized holding loss on held-to-maturity during the period	215	3,892
Unrealized holding loss on held-to-maturity securities	(11,757)	(11,972)
Accumulated other comprehensive (loss) income	$(42,051)	$(16,721)

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

The Bank leases certain facilities from two separate entities in which two of its directors have separate ownership interests. Lease payments made to these entities during the three months ended March 31, 2022 and 2021, approximated $65 thousand and $62 thousand, respectively.

Additionally, the Bank leases office space to third parties, with original lease terms ranging from 1 to 3 years with option periods ranging up to 12 years. At March 31, 2022, minimum future rents to be received under non-cancelable operating sublease agreements were $31 thousand and $26 thousand for the periods ending December 31, 2022 and 2023, respectively.

The cash flow from operating leases included in the measurement of lease liabilities during the three months ended March 31, 2022 and 2021, were $749 thousand and $887 thousand, respectively.

The following table summarizes the lease-related assets and liabilities recorded as part of other assets and other liabilities, respectively, in our condensed consolidated statements of financial condition at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Assets
Operating lease right-of-use assets	$20,423	$23,379
Total lease assets	$20,423	$23,379
Liabilities
Current
Operating	$1,495	$1,926
Noncurrent
Operating	19,670	22,186
Total lease liabilities	$21,165	$24,112

The operating lease costs and variable lease costs were $797 thousand and $971 thousand during the three months ended March 31, 2022 and 2021, respectively.

The following table provides the maturities of lease liabilities at March 31, 2022:

	Operating Leases (a)	Total
2022	$1,733	$1,733
2023	2,022	2,022
2024	1,910	1,910
2025	1,778	1,778
2026	1,544	1,544
After 2026	33,218	33,218
Total lease payments	42,205	42,205
Less: Interest (b)	21,040	21,040
Present value of lease liabilities (c)	$21,165	$21,165

Note: For leases commencing prior to 2019, minimum lease payments exclude payments to landlords for real estate taxes and common area maintenance.

(a)	Operating lease payments include $19.0 million related to options to extend lease terms that are reasonably certain of being exercised.
(b)	Calculated using the incremental borrowing rate based on the lease term for each lease.
(c)	Includes the current portion of $1.5 million for operating leases.

The following table provides the weighted-average lease term and discount rate at March 31, 2022:

	March 31, 2022	December 31, 2021
Weighted-average remaining lease term (years)
Operating leases	28.1	25.6
Weighted-average discount rate
Operating leases	4.21%	4.15%

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

Note 14 – Subsequent Events

In April 2022, the Company suspended the Employee Stock Purchase Plan indefinitely in connection with the Company’s plans to implement a 1-for-500 reverse stock split, which remains subject to the approval of stockholders and the receipt of regulatory approvals.

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

Overview

BankGuam Holding Company (the “Company”) is a Guam corporation organized on October 29, 2010, to act as a holding company of Bank of Guam (the “Bank”), a 17-branch bank serving the communities in Guam, the Commonwealth of the Northern Mariana Islands (“CNMI”), the Federated States of Micronesia (“FSM”), the Republic of the Marshall Islands (“RMI”), the Republic of Palau (“ROP”), and San Francisco, California. On August 15, 2011, the Company acquired all of the outstanding common stock of the Bank in a holding company formation transaction.

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

Other than holding the shares of the Bank, BGIS and ASC Trust LLC, the Company conducts no significant activities, although it is authorized, with the prior approval of its principal regulator, the Board of Governors of the Federal Reserve System, to engage in a variety of activities related to the business of banking. Currently, substantially all of the Company’s operations are conducted and substantially all of its assets are owned by the Bank, which accounts for substantially all of our consolidated revenues, expenses and operating income. The Bank’s headquarters is located in Hagåtña, Guam, and the Bank provides a variety of financial services to individuals, businesses and government entities through its branch network. The Bank’s primary deposit products are demand deposits, savings and time certificates of deposit, and its primary lending products are consumer, commercial and real estate loans. The Bank also provides many other financial services to its customers. In 2021, the Bank permanently closed the Dededo, Harmon and Chalan Piao branches. The Bank has been adding digital channels to its product delivery system for several years. The COVID-19 pandemic accelerated the adoption of those digital channels by our customers, which was considered in our decision to close those branches.

The COVID-19 pandemic and resulting governmental responses impacted our operations in 2021 and 2022. See “Note 2 – Summary of Significant Accounting Policies – COVID-19” for discussion.

Summary of Operating Results

The following table provides unaudited comparative information with respect to our results of operations for the three months ended March 31, 2022 and 2021, respectively:

	Three Months Ended March 31,
	2022 Amount	2021 Amount	% Change
Interest income	$20,989	$20,513	2.3%
Interest expense	508	353	43.9%
Net interest income, before provision for loan losses	20,481	20,160	1.6%
Provision for loan losses	1,425	2,475	-42.4%
Net interest income, after provision for loan losses	19,056	17,685	7.8%
Non-interest income	7,393	4,209	75.6%
Non-interest expense	22,120	17,870	23.8%
Income before income taxes	4,329	4,024	7.6%
Income tax expense	815	729	11.8%
Net income	$3,514	$3,295	6.6%

Earnings per common share (EPS):
Basic and diluted EPS	$0.32	$0.33

As the above table indicates, our net income increased in the three months ended March 31, 2022, as compared to the corresponding periods in 2021. In the three months ended March 31, 2022, we recorded net income after taxes of $3.5 million, an increase of $219 thousand (or 6.7%) as compared to the same period in 2021. The primary reasons for the increase were the $3.2 million increase in non-interest income, a $1.1 million decrease in provision for loan losses, and a $321 thousand increase in net interest income, partially offset by the $4.3 million increase in non-interest expense, and an $86 thousand increase in income tax expense. The increase in non-interest income is largely due the $3.8 million increase in service charges and fees, primarily due to the fee income from ASC Trust LLC, and the $303 thousand increase in merchant and cardholder net income, partially offset by the $564 thousand decrease in other income and $262 thousand decrease in gain on sale of investment securities. The increase in non-interest expense is due to the increase of $2.4 million in equipment and depreciation and the $1.8 million additional expenses related to ASC Trust LLC.

The following table shows the decrease in our net interest margin in the three months ended March 31, 2022, and it also indicates the impact that the increase in our net income had on our annualized returns on average assets and average equity. Our return on average equity decreased by 6.08% during the three months ended March 31, 2022, as compared to the corresponding period in 2021, and our return on average assets decreased by 3 basis points during the same comparative period, primarily due to the increase in average assets:

	Three Months Ended March 31,
	2022	2021
Net interest margin	3.11%	3.48%
Return on average assets	0.51%	0.54%
Return on average equity	7.91%	7.68%

Critical Accounting Policies

The Company’s significant accounting policies are set forth in Note 2 in the Notes to the Company’s Annual Report on Form 10-K for 2021 filed with the SEC on March 28, 2022, and Note 2 of Item 1 in this report. Our unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and general practices in the banking industry. Certain of those accounting policies are considered critical accounting policies because they require us to make assumptions and judgments regarding circumstances or trends that could affect the carrying values of our material assets, such as assumptions regarding economic conditions or trends that could impact our ability to fully collect our outstanding loans or ultimately realize the carrying values of certain of our other assets, such as securities that are available for sale. If adverse changes were to occur in the events, trends or other circumstances on which our assumptions or judgments have been based, or other unanticipated events were to happen that might affect our operating results, it could become necessary under GAAP for us to reduce the carrying values of the affected assets in our condensed consolidated statements of financial condition. In addition, because reductions in the carrying values of assets are sometimes effectuated by or require charges to income, such reductions also may have the effect of reducing our income.

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

The following table sets forth our interest income, interest expense and net interest income, and our annualized net interest margin for the three months ended March 31, 2022 and 2021, respectively:

	Three Months Ended March 31,
	2022	2021	% Change
Interest income	20,989	$20,513	2.32%
Interest expense	508	353	43.91%
Net interest income	20,481	$20,160	1.59%

Net interest margin	3.11%	3.48%	-0.37%

Net interest income increased by 1.59% for the three months ended March 31, 2022  as compared to the corresponding period in 2021.

For the three months ended March 31, 2022, net interest income increased by $321 thousand  as compared to the same period in 2021. Total interest income increased by $476 thousand due to increases of $976 thousand in earnings on investment securities and $112 thousand from short term investments, partially offset by $612 thousand in interest income from loans during the three months ended March 31, 2022, compared to the previous year. The decrease in interest income from loans is largely due to the 150 basis points (1.50%) cut in the federal funds rate in March 2020. The reduction in our net interest margin was the result of a decrease of 0.35% in the yield on our average earning assets in the three months ended March 31, 2022, as compared to the corresponding period of 2021, the effect of which was partially offset by an increase in our average earning assets of 13.6% compared to the same comparative period.

On March 3, 2020, the Federal Open Market Committee (FOMC) reduced the target range for federal funds by 50 basis points to 1.00% - 1.25%. This rate was further reduced to a target range of 0% - 0.25% on March 16, 2020. The economy has since improved, and the FOMC increased the target range by 25bps to 0.25% - 0.50% on March 16, 2022, and 50bps to 0.75% - 1.00% on May 4, 2022. The increase in interest rates will have a positive impact to the Company’s net interest income as loans and securities reprice.

Average Balances

Distribution, Rate and Yield

The following table sets forth information regarding our average balance sheet, annualized yields on interest-earning assets and interest rates on interest-bearing liabilities, the interest rate spread and the interest rate margin for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022			2021
	Average Balance	Interest Earned/Paid	Average Yield/Rate	Average Balance	Interest Earned/Paid	Average Yield/Rate
Interest earning assets:
Short term investments[1]	$461,217	$179	0.16%	$333,876	$67	0.08%
Investment Securities²	850,497	3,175	1.49%	557,885	2,199	1.58%
Loans³	1,319,790	17,635	5.34%	1,424,496	18,247	5.12%
Total earning assets	2,631,504	20,989	3.19%	2,316,257	20,513	3.54%
Noninterest earning assets	149,540			133,015
Total assets	$2,781,044			$2,449,272
Interest-bearing liabilities:
Interest-bearing checking accounts	$401,473	$10	0.01%	$320,382	$24	0.03%
Savings accounts	1,192,714	29	0.01%	1,080,395	79	0.03%
Certificates of deposit	28,991	4	0.06%	28,861	12	0.17%
Subordinated debt	34,411	465	5.41%	14,781	238	6.44%
Total interest-bearing liabilities	1,657,589	508	0.12%	1,444,419	353	0.10%
Non-interest bearing liabilities	945,715			833,203
Total liabilities	2,603,304			2,277,622
Stockholders’ equity	177,740			171,650
Total liabilities and stockholders’ equity	$2,781,044			$2,449,272

Net interest income		$20,481			$20,160

Interest rate spread			3.07%			3.44%
Net interest margin			3.11%			3.48%

[1]	Short term investments consist of interest-bearing deposits that we maintain with other financial institutions.
[2]	Includes all investment securities in the Available-for-Sale and the Held-to-Maturity classifications. The Bank did not own any tax exempt securities during 2022 and 2021.
[3]	Loans include the average balance of non-accrual loans. Loan interest income includes loan fees of $537 thousand and $1.2 million in the three months ended March 31, 2022, and 2021, respectively.

For the three months ended March 31, 2022, our total average earning assets increased by $315.2 million, as compared to the same period in 2021. The increase during the three months ended March 31, 2022, compared to the same period in 2021, is attributed to the $127.3 million increase in our average short term investments and a $292.6 million increase in our average investment securities, partially offset by a $104.7 million decrease in our average loan portfolio. Average noninterest earning assets increased by $16.5 million. In the three months ended March 31, 2022, average total interest-bearing liabilities increased by $213.2 million in comparison to the same period in 2021. In the three months ended March 31, 2022, the increase was comprised of the $112.3 million increase in average savings accounts, an $81.1 million increase in average interest-bearing checking accounts, a $19.6 million increase in subordinated debt, and a $130 thousand increase in average certificate of deposit accounts. The overall increase in average interest-bearing liabilities resulted from an increase in our deposit base, primarily in consumer savings, and government checking and savings accounts as result of the funds received by depositors from the CARES Act. This was supplemented by an increase of $112.5 million in average non-interest bearing liabilities during the three months ended March 31, 2022, compared to the same period in 2021, primarily in traditional checking accounts, moderated an overall increase of $325.7 million in average total liabilities. During the three months ended March 31, 2022, average stockholders’ equity increased by $6.1 million (3.6%)  in comparison to the year-earlier period.

Our interest rate spread decreased by 37 basis points (10.94%), and our net interest margin also decreased by 37 basis points (10.58%) in the three months ended March 31, 2022, as compared to the same period in 2021. During the three months ended March 31, 2022, the decrease in our interest rate spread is attributed to the 35 basis points (9.9%) decrease in the average yield on our interest earning assets, from 3.54% to 3.19%, and the increase in the average rate on our interest-bearing liabilities by 2 basis points from 0.10% to 0.12%. The decrease in our interest income is primarily due to the 150 basis point (1.50%) rate cut in March 2020 by the Federal Open Market Committee. This impacted our loan portfolio, investment securities, and short term deposits in other banks, including the Federal Reserve Bank of San Francisco.

The following table provides information regarding the changes in interest income and interest expense, attributable to changes in rates and changes in volumes, that contributed to the total change in net interest income for the three months ended March 31, 2022, in comparison to the three months ended March 31, 2021:

	Three Months Ended March 31, 2022 vs. 2021
	(In thousands)
	Net Change in	Attributable to:
	Interest Income/Expense	Change in Rate	Change in Volume
Interest income:
Short term investments	$112	$250	$(138)
Investment securities	976	(465)	1,441
Loans	(612)	3,148	(3,760)
Total interest income	476	2,933	(2,457)

Interest expense:
Interest-bearing checking accounts	(14)	(64)	50
Savings accounts	(50)	(211)	161
Certificates of deposit	(8)	(32)	24
Other borrowings	227	(153)	380
Total interest expense	155	(460)	615

Net interest income	$321	$3,393	$(3,072)

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

If management determines that it is necessary to increase the allowance for loan losses, a provision for loan losses is recorded. For the three months ended March 31, 2022, the Bank’s provision for loan losses was $1.4 million, which was $1.1 million lower than the corresponding period of 2021.   The decrease is primarily due to the reduction in the monthly provision for loan losses from $875 thousand to $475 thousand, which were due to the declining risk in the loan portfolio resulting from the decrease in net charge offs, the decrease in the delinquency ratio, and the decrease in non-accrual loans. In the three months ended March 31, 2022, management adjusted the economic risk factors to incorporate the current economic conditions, which includes fluctuations in tourism and unemployment due to the COVID-19 pandemic.

Management believes that the provision recorded was sufficient to offset the incremental risk of loss inherent in the gross loan portfolio of $1.33 billion at March 31, 2022, an increase of $3.9 million from December 31, 2021. The allowance for loan losses at March 31, 2022, was at $35.1 million or 2.65% of total gross loans outstanding as of the balance sheet date, an increase of $677 thousand from December 31, 2021. We recorded net loan charge-offs of $748 thousand for the three months ended March 31, 2022. See “Analysis of Allowance for Loan Losses” in the Financial Condition Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for more detailed information.

Non-Interest Income

The table below represents the major components of non-interest income and the changes therein for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022 Amount	2021 Amount	Amount Change	Percent Change
Non-interest income
Service charges and fees	$5,443	$1,670	$3,773	225.9%
Gain on sale of investment securities	10	272	(262)	-96.3%
Income from merchant services, net	651	648	3	0.5%
Income from cardholders, net	553	253	300	118.6%
Trustee fees	86	152	(66)	-43.4%
Other income	650	1,214	(564)	-46.5%
Total non-interest income	$7,393	$4,209	$3,184	75.6%

For the three months ended March 31, 2022, non-interest income totaled $7.4 million, which represented an increase of $3.2 million (75.6%) as compared to the three months ended March 31, 2021. The increase during the three months ended March 31, 2022, is primarily attributed to the increases in income of $3.8 million from service charges and fees, and $300 thousand in net income from cardholders, partially offset by a $564 thousand decrease in other income, a $262 thousand decrease in gain on sale of investment securities, and a $66 thousand reduction from trustee fees. The increase in service charges and fees is primarily due to the $2.7 million in fees generated by ASC Trust activities and an increase in the Bank’s service charges and fee income of $987 thousand.

Non-interest Expense

The table below represents the major components of non-interest expense and the changes for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022 Amount	2021 Amount	Amount Change	Percent Change
Non-interest expense:
Salaries and employee benefits	$9,225	$8,696	$529	6.1%
Occupancy	2,221	2,129	92	4.3%
Equipment and depreciation	5,321	2,941	2,380	80.9%
Insurance	457	489	(32)	-6.5%
Telecommunications	450	366	84	23.0%
FDIC insurance assessment	322	344	(22)	-6.4%
Professional services	803	565	238	42.1%
Contract services	448	621	(173)	-27.9%
Other real estate owned	13	14	(1)	-7.1%
Stationery and supplies	169	121	48	39.7%
Training and education	260	44	216	490.9%
General, administrative and other	2,431	1,540	891	57.9%
Total non-interest expense	$22,120	$17,870	$4,250	23.8%

For the three months ended March 31, 2022, non-interest expense totaled $22.1 million, which was an increase of $4.3 million (23.8%) as compared to the same period in 2021. The increase is attributed to the increases of $2.4 million in equipment and depreciation, $529 thousand in salaries and employee benefits, $238 thousand in professional services, $216 thousand in training and education, and $891 thousand in general, administrative and other, partially offset by a decrease of $173 thousand in contract services.

Income Tax Expense

For the three months ended March 31, 2022, the Bank recorded income tax expenses of $815 thousand, which was  $86 thousand higher than the income tax expense recorded for the corresponding period in 2021.

Financial Condition

Assets

As of March 31, 2022, total assets were $2.73 billion, a decrease of 2.32% from the $2.79 billion at December 31, 2021. This $64.7 million decrease was comprised largely of the $115.4 million decrease in interest bearing deposits in banks, partially offset by the $36.9 million increase in our net investment securities portfolio, a $6.4 million increase in cash and due from banks, a $4.0 million increase in other assets, and a rise of $3.5 million in net loans. The decrease in net loans and the increase in total assets resulted in the proportion of net loans to total assets decreasing from 46.0% at December 31, 2021, to 47.2% at March 31, 2022. The reduction in assets was associated with the $38.6 million increase in total deposits, a $3.1 million decrease in other liabilities, a $25.3 million decrease in accumulated other comprehensive loss, due to the increase in market rates, partially offset by a $2.2 million increase in retained earnings.

Interest-Earning Assets

The following table sets forth the composition of our interest-earning assets at March 31, 2022 as compared to December 31, 2021:

	March 31, 2022	December 31, 2021	Variance
Interest-earning deposits with financial institutions (including restricted cash)	$405,487	$520,893	$(115,406)
Federal Home Loan Bank stock, at cost	3,318	2,814	504
Investment securities available-for-sale	528,055	499,366	28,689
Investment securities held-to-maturity	320,481	312,294	8,187
Loans, gross	1,325,223	1,321,321	3,902
Total interest-earning assets	$2,582,564	$2,656,688	$(74,124)

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

A summary of the balances of loans at March 31, 2022 and December 31, 2021, follows:

	March 31, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
Commercial
Commercial & industrial	$299,431	22.6%	$295,835	22.4%
Commercial mortgage	693,172	52.3%	699,269	52.9%
Commercial construction	23,546	1.8%	23,588	1.8%
Commercial agriculture	581	0.0%	592	0.0%
Total commercial	1,016,730	76.7%	1,019,284	77.1%
Consumer
Residential mortgage	139,139	10.5%	135,377	10.2%
Home equity	2,211	0.2%	2,232	0.2%
Automobile	17,523	1.3%	18,220	1.4%
Other consumer loans[1]	149,620	11.3%	146,208	11.1%
Total consumer	308,493	23.3%	302,037	22.9%
Gross loans	1,325,223	100.0%	1,321,321	100.0%
Deferred loan (fees) costs, net	(2,968)		(3,223)
Allowance for loan losses	(35,085)		(34,408)
Loans, net	$1,287,170		$1,283,690

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

At March 31, 2022, total gross loans increased by $3.9 million, to $1.325 billion, from $1.321 billion at December 31, 2021. The increase in loans was attributed to a $6.5 million increase in consumer loans to $308.5 million at March 31, 2022, from $302.0 million at December 31, 2021. The underlying increase was primarily due to the increases of $3.8 million in residential mortgage loans, and $3.4 million in other consumer loans, partially offset by the decrease of $697 thousand in automobile. The increase in consumer loans was partially offset by the $2.6 million decrease in commercial loans to $1.017 billion at March 31, 2022, from $1.019 billion at December 31, 2021. The underlying decrease was primarily due to the decrease of $6.1 million in commercial mortgage loans, partially offset by a $3.6 million increase in commercial & industrial loans.

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

With the passage of the Paycheck Protection Program, administered by the Small Business Administration, the Bank actively participated in assisting its customers with applications for resources through the program. PPP loans have either a two-year or five-year term and earn interest at 1%. The Bank believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. In 2020 and 2021, the Bank approved and funded over $93.4 million and $56.6 million in PPP loans, respectively. At March 31, 2022, the outstanding principal balance of PPP loans was at $17.6 million. As of May 5, 2021, a total of $141.3 million in PPP loans have been forgiven, of which $133.6 million were forgiven in 2021 and $7.7 million in 2020. It is the Bank’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Bank could be required to establish an additional allowance for loan loss through additional credit loss expense charged to earnings.

At March 31, 2022, loans outstanding were comprised of approximately 69.70% in variable rate loans and 30.30% in fixed rate loans.

Since it first opened in 1972, the Bank has expanded its operations and its branch network, first in Guam, then in the other islands of our region and in San Francisco, California. In the interests of enhancing performance and stability through market and industry diversification, the Bank has increased its focus on growth in the San Francisco area in recent years, adding personnel with experience and expertise in the Bay Area. The following table provides figures for gross loans in the Bank’s administrative regions for March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Guam	$689,717	$684,435
Commonwealth of the Northern Mariana Islands	135,228	135,165
The Freely Associated States of Micronesia *	91,071	89,523
California	409,207	412,198
Total	$1,325,223	$1,321,321

*	The Freely Associated States (FAS) are comprised of the Federated States of Micronesia (Chuuk, Kosrae, Pohnpei and Yap), the Republic of the Marshall Islands and the Republic of Palau.

As the table indicates, the Bank’s total gross loans increased by 0.3% during the three months ended March 31, 2022. By way of comparison, loans in Guam increased by $5.3 million, or 0.8%, during the three months ended March 31, 2022. Loans in the Commonwealth of the Northern Mariana Islands increased by $63 thousand or 0.1%, and the Freely Associated States of Micronesia increased by $1.5 million, or 1.7%, during the same period. In the California region loans decreased by $3.0 million, or 0.7%, during the three months ended March 31, 2022.

Interest-Earning Deposits and Investment Securities

In the current lending and interest rate environment, and in order to maintain sufficient liquidity in the ordinary course of business, and to account for disbursement of the funds received from the CARES Act, the Bank held $405.3 million in unrestricted interest-earning deposits with financial institutions at March 31, 2022, a decrease of $115.4 million, or 22.2%, from the $520.7 million in such deposits at December 31, 2021. This significant decrease is the result of the disbursement of various funds received from the CARES Act, which were held in cash balances with the Federal Reserve Bank at the end of the reporting period. From December 31, 2021, to March 31, 2022, the Bank’s combined investment portfolio increased by $37.0 million, or 4.6%, from $811.7 million to $848.7 million. The growth in the investment portfolio was comprised of a $28.9 million increase in available-for-sale securities, which increased by 5.8%, from $499.4 million to $528.2 million, and an $8.2 million increase in our holdings of held-to-maturity securities, which increased by 2.6%, from $312.3 million to $320.5 million. Management believes that the Bank maintains an adequate level of liquidity.

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

The following table contains information regarding our nonperforming assets as well as restructured loans as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Non-accrual loans:
Commercial & industrial	$7,312	$7,610
Commercial mortgage	6,548	8,148
Residential mortgage	1,537	1,660
Other consumer [1]	120	152
Total non-accrual loans	15,517	17,570

Loans past due 90 days and still accruing:
Commercial & industrial	125	106
Commercial mortgage	764	-
Residential mortgage	12	77
Automobile	88	41
Other consumer[1]	1,078	866
Total loans past due 90 days and still accruing	2,067	1,090
Total nonperforming loans	17,584	18,660

Restructured loans:
Accruing loans	$32,500	$32,595
Non-accruing loans (included in nonaccrual loans above)	4,778	6,083
Total restructured loans	$37,278	$38,678

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

The above table indicates that nonperforming loans decreased by $1.1 million during the three months ended March 31, 2022, which resulted from the decrease in total non-accrual loans by $2.1 million, from $17.6 million to $15.5 million. The decrease in total non-accrual loans were due to the decreases of $1.6 million in commercial mortgage, $298 thousand in commercial & industrial loans, and $123 thousand in residential mortgage loans. These decreases were partially offset by the $977 thousand increase in total loans past due 90 days and still accruing from $1.1 million to $2.1 million. The increases were $764 thousand in commercial mortgage loans, $212 thousand in other consumer loans, $47 thousand in automobile, and $19 thousand in commercial & industrial loans, partially offset by the decrease of $65 thousand in residential loans.

At March 31, 2022, the Bank’s largest nonperforming loans are five commercial mortgage loans totaling $6.1 million from five relationships of $3.22 million, $939 thousand, $795 thousand, $642 thousand and $467 thousand, respectively, and one commercial & industrial loan relationship totaling $6.9 million. These loans were placed on non-accrual due to deficiencies in the underlying cash flow to service the monthly loan payments and meet operating expenses. At this time, management believes that the collateral and the allocated allowance for loan losses is adequate to cover these loans; however, should property values deteriorate, additional write-downs or additional provisions may be necessary.

Analysis of Allowance for Loan Losses

The allowance for loan losses was $35.1 million, or 2.65% of outstanding gross loans, as of March 31, 2022, as compared to $34.4 million, or 2.60% of outstanding gross loans, at December 31, 2021.

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

The following table summarizes the changes in our allowance for loan losses:

	Commercial	Residential Mortgages	Consumer	Total
	(Dollars in thousands)
Three Months Ended March 31, 2022
Allowance for loan losses:
Balance at beginning of period	$22,860	$2,304	$9,244	$34,408
Charge-offs	(190)	-	(1,159)	(1,349)
Recoveries	102	1	498	601
Provision	310	164	951	1,425
Balance at end of period	$23,082	$2,469	$9,534	$35,085

Allowance balance at end of period related to:
Loans individually evaluated for impairment	$3,508	$39	$1,136	$4,683
Loans collectively evaluated for impairment	19,574	2,430	8,398	30,402
Ending balance	$23,082	$2,469	$9,534	$35,085

Loan balances at end of period:
Loans individually evaluated for impairment	$10,973	$38,287	$1,350	$50,610
Loans collectively evaluated for impairment	1,005,757	103,063	165,793	1,274,613
Ending balance	$1,016,730	$141,350	$167,143	$1,325,223

Three Months Ended March 31, 2021
Allowance for loan losses:
Balance at beginning of period	$21,213	$1,990	$11,602	$34,805
Charge-offs	(77)	(4)	(1,514)	(1,595)
Recoveries	124	-	474	598
Provision	1,259	210	1,006	2,475
Ending balance	$22,519	$2,196	$11,568	$36,283

Allowance balance at end of period related to:
Loans individually evaluated for impairment	$3,502	$1	$1,578	$5,081
Loans collectively evaluated for impairment	19,017	2,195	9,990	31,202
Ending balance	$22,519	$2,196	$11,568	$36,283

Loan balances at end of period:
Loans individually evaluated for impairment	$60,538	$2,349	$1,716	$64,603
Loans collectively evaluated for impairment	1,053,915	127,159	182,930	1,364,004
Ending balance	$1,114,453	$129,508	$184,646	$1,428,607

Year Ended December 31, 2021
Allowance for loan losses:
Balance at beginning of year	$21,213	$1,990	$11,602	$34,805
Charge-offs	(115)	(99)	(4,736)	(4,950)
Recoveries	578	1	1,824	2,403
Provision	1,184	412	554	2,150
Ending balance	$22,860	$2,304	$9,244	$34,408

Allowance balance at end of year related to:
Loans individually evaluated for impairment	$3,510	$50	$941	$4,501
Loans collectively evaluated for impairment	19,350	2,254	8,303	29,907
Ending balance	$22,860	$2,304	$9,244	$34,408

Loan balances at end of year:
Loans individually evaluated for impairment	$48,459	$2,265	$1,059	$51,783
Loans collectively evaluated for impairment	970,825	135,343	163,370	1,269,538
Ending balance	$1,019,284	$137,608	$164,429	$1,321,321

Management evaluates all impaired loans not less frequently than quarterly in conjunction with our calculation and determination of the adequacy of the allowance for loan losses.

The Bank has two significant borrowing relationships in bankruptcy totaling $10.1 million at March 31, 2022. The Bank has calculated a specific reserve within the allowance for one of the borrowing relationships in bankruptcy in the amount of $3.5 million. In March 2022, a court ruling increased the availability of assets for one of the borrowing relationships in bankruptcy to satisfy its outstanding liabilities. The Bank believes it has sufficient collateral coverage to protect its current exposure in these matters, however due to the complexities of the bankruptcy cases and uncertainties surrounding ongoing negotiations, the ultimate outcomes may result in losses.

Total Cash and Cash Equivalents

Total cash and cash equivalents were $448.4 million and $557.4 million at March 31, 2022 and December 31, 2021, respectively. The decrease is the result of the disbursement of various funds received from the CARES Act. This balance, which is comprised of cash and due from bank balances and interest-bearing deposits that we maintain at other financial institutions (including the Federal Reserve Bank of San Francisco, but excepting restricted cash), will vary depending on daily cash settlement activities, the amount of highly liquid assets needed based on known events such as the repayment of borrowings and scheduled withdrawals, and actual cash on hand in the Bank’s branches.

The following table sets forth the composition of our cash and cash equivalent balances at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021	Variance
Cash and due from banks	$43,100	$36,660	$6,440
Interest-bearing deposits with financial institutions	405,337	520,743	(115,406)
Total cash and cash equivalents	$448,437	$557,403	$(108,966)

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

At March 31, 2022, the carrying value of the investment securities portfolio (excluding ASC Trust LLC stock and Federal Home Loan Bank stock) totaled $848.5 million, which represents a $36.8 million increase from the portfolio balance of $811.7 million at December 31, 2021. The table below sets forth the amortized cost and fair value of our investment securities portfolio, with gross unrealized gains and losses, at March 31, 2022 and December 31, 2021:

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$114,969	$-	$(11,694)	$103,275
U.S. government agency pool securities	29,066	12	(260)	28,818
U.S. government agency or GSE residential mortgage-backed securities	423,117	-	(27,155)	395,962
Total	$567,152	$12	$(39,109)	$528,055
Securities Held-to-Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$276,468	$-	$(30,684)	$245,784
U.S. government agency pool securities	2,386	6	(64)	2,328
U.S. government agency or GSE residential mortgage-backed securities	41,627	35	(2,545)	39,117
Total	$320,481	$41	$(33,293)	$287,229

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$114,969	$-	$(4,007)	$110,962
U.S. government agency pool securities	21,106	2	(247)	20,861
U.S. government agency or GSE residential mortgage-backed securities	369,419	1,957	(3,833)	367,543
Total	$505,494	$1,959	$(8,087)	$499,366
Securities Held-to-Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$276,188	$-	$(1,621)	$274,567
U.S. government agency pool securities	3,028	8	(45)	2,991
U.S. government agency or GSE residential mortgage-backed securities	33,078	105	(369)	32,814
Total	$312,294	$113	$(2,035)	$310,372

At March 31, 2022 and December 31, 2021, investment securities with a carrying value of $682.9 million and $558.8 million, respectively, were pledged to secure various government deposits and other public requirements.

The amortized cost and fair value of investment securities by contractual maturity at March 31, 2022 and December 31, 2021, follows:

	March 31, 2022
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$26	$26	$-	$-
Due after one but within five years	6,954	6,916	1,709	1,691
Due after five but within ten years	158,847	146,421	61,833	56,368
Due after ten years	401,325	374,692	256,939	229,170
Total	$567,152	$528,055	$320,481	$287,229

	December 31, 2021
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$105	$105	$-	$-
Due after one but within five years	8,331	8,377	1,228	1,246
Due after five but within ten years	151,682	148,389	62,925	62,257
Due after ten years	345,376	342,495	248,141	246,869
Total	$505,494	$499,366	$312,294	$310,372

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at March 31, 2022 and December 31, 2021:

	March 31, 2022
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value
Securities Available for Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$-	$-	$(11,694)	$103,275	$(11,694)	$103,275
U.S. government agency pool securities	(170)	15,443	(90)	10,055	(260)	25,498
U.S. government agency or GSE residential mortgage-backed securities	(26,475)	389,126	(680)	6,836	(27,155)	395,962
Total	$(26,645)	$404,569	$(12,464)	$120,166	$(39,109)	$524,735

Securities Held to Maturity
US government agency and sponsored Agencies (GSE) debt securities	$(15,566)	$106,613	$(15,118)	$139,171	$(30,684)	$245,784
U.S. government agency pool securities	(52)	1,303	(12)	106	(64)	1,409
U.S. government agency or GSE residential mortgage-backed securities	(2,514)	28,677	(31)	281	(2,545)	28,958
Total	$(18,132)	$136,593	$(15,161)	$139,558	$(33,293)	$276,151

	December 31, 2021
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value
Securities Available for Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(2,824)	$82,145	$(1,183)	$28,817	$(4,007)	$110,962
U.S. government agency pool securities	(71)	5,127	(176)	14,743	(247)	19,870
U.S. government agency or GSE residential mortgage-backed securities	(3,833)	290,573	-	-	(3,833)	290,573
Total	$(6,728)	$377,845	$(1,359)	$43,560	$(8,087)	$421,405

Securities Held to Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(1,395)	$159,840	$(226)	$114,726	$(1,621)	$274,566
U.S. government agency pool securities	(37)	1,507	(8)	403	(45)	1,910
U.S. government agency or GSE residential mortgage-backed securities	(362)	28,498	(7)	529	(369)	29,027
Total	$(1,794)	$189,845	$(241)	$115,658	$(2,035)	$305,503

The Company does not believe that any of the investment securities that were in an unrealized loss position as of March 31, 2022, which included a total of 221 securities, were other-than-temporarily impaired. Specifically, the 221 securities were comprised of 34 Small Business Administration Pool securities, 26 agency securities issued by Federal Home Loan Bank (FHLB), 33 mortgaged-backed securities and 19 agency securities issued by Federal Home Loan Mortgage Corporation (FHLMC), 71 mortgaged-backed securities and 1 agency security issued by Federal National Mortgage Association (FNMA), 19 mortgaged-backed securities issued by Government National Mortgage Association (GNMA) and 18 agency securities issued by Federal Farm Credit Banks (FFCB).

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

Deposits

At March 31, 2022, total deposit liabilities decreased by $38.6 million from $2.53 billion at December 31, 2021. Non-interest bearing deposits decreased by $99.2 million, to $882.3 million at March 31, 2022, compared to $981.5 million at December 31, 2021, and interest bearing deposits increased by $60.6 million, to $1.61 billion at March 31, 2022, from $1.55 billion at December 31, 2021. The 1.52% decrease in total deposits was primarily due to the disbursement of funds from various COVID-19 federal relief programs.

The following table sets forth the composition of our interest-bearing deposit portfolio with the balances and average interest rates at March 31, 2022 and December 31, 2021, respectively:

	March 31, 2022		December 31, 2021
	Balance	Average rate	Balance	Average rate
Interest-bearing checking accounts	$401,835	0.01%	$401,753	0.03%
Savings accounts	1,185,632	0.01%	1,123,499	0.03%
Certificates of deposit	24,870	0.06%	26,442	0.12%
Total interest-bearing deposits	$1,612,337	0.01%	$1,551,694	0.03%

As mentioned earlier, the Bank has expanded its operations and its branch network since it first opened in 1972, first in Guam, then in the other islands of our region and in San Francisco, California. As time has passed, the Bank has gathered market share in each of the islands. In recent years, in order to diversify its geographic market, the Bank has increased its focus on growth in the California region. The following table provides figures for deposits in the Bank’s administrative regions at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Guam	$1,417,580	$1,386,314
Commonwealth of the Northern Mariana Islands	475,630	529,750
The Freely Associated States of Micronesia	551,325	557,444
California	50,118	59,723
Total	$2,494,653	$2,533,231

During the three months ended March 31, 2022, the Bank’s deposits decreased by $38.6 million (1.5%) to $2.49 billion compared to December 31, 2021. During this period the decrease in our deposits were in our CNMI branches by $54.1 million, California region by $9.6 million, and FAS branches by $6.1 million. These decreases were partially offset by the increase in our Guam branches by $31.3 million.

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

At March 31, 2022 and at December 31, 2021, the Company had no short-term borrowings.

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

At March 31, 2022, our liquid assets, which include cash and due from banks, interest-earning deposits with financial institutions (excluding restricted cash), and investment securities available-for-sale totaled $976.5 million, down $80.3 million from $1.06 billion at December 31, 2021. This decrease is comprised of a $115.4 million decrease in interest bearing deposits in banks, partially offset by a $28.7 million increase in investment securities available-for-sale, and a $6.4 million increase in cash and due from banks.

Management believes we have sufficient cash to meet the demands of the distribution of funds under the CARES Act. However, we will monitor our vault cash on a daily basis, and if the need arises we will acquire additional cash by drawing down our deposits with other financial institutions, including the Federal Bank of San Francisco.

Contractual Obligations

The Bank utilizes facilities, equipment and land under various operating leases with terms, including renewal options, ranging from 1 to 99 years.

The following table provides the maturities of lease liabilities at March 31, 2022:

	Operating Leases (a)	Total
2022	$1,733	$1,733
2023	2,022	2,022
2024	1,910	1,910
2025	1,778	1,778
2026	1,544	1,544
After 2026	33,218	33,218
Total lease payments	42,205	42,205
Less: Interest (b)	21,040	21,040
Present value of lease liabilities (c)	$21,165	$21,165

Note: For leases commencing prior to 2019, minimum lease payments exclude payments to landlords for real estate taxes and common area maintenance.

(a)	Operating lease payments include $19.0 million related to options to extend lease terms that are reasonably certain of being exercised.
(b)	Calculated using the incremental borrowing rate based on the lease term for each lease.
(c)	Includes the current portion of $1.5 million for operating leases.

The Bank leases certain facilities from two separate entities in which two of its directors have separate ownership interests. Lease payments made to these entities during the three months ended March 31, 2022 and 2021, approximated $65 thousand and $62 thousand, respectively.

Additionally, the Bank leases office space to third parties, with original lease terms ranging from 1 to 3 years with option periods ranging up to 12 years. At March 31, 2022, minimum future rents to be received under non-cancelable operating sublease agreements were $31 thousand, and $26 thousand for the periods ending December 31, 2022, and 2023, respectively.

A summary of rental activities for the three months ended March 31, 2022, respectively, is as follows:

	Three Months Ended March 31,
	2022	2021
Rent expense	$968	$1,025
Total rent expense	$968	$1,025

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

A summary of financial instruments with off-balance-sheet risk at March 31, 2022 and December 31, 2021, is as follows:

	March 31, 2022	December 31, 2021
Commitments to extend credit	$165,064	$162,569

Letters of credit:
Standby letters of credit	$48,890	$43,239
Commercial letters of credit	2,048	2,366
Total	$50,938	$45,605

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

The Bank considers its standby and commercial letters of credit to be guarantees. At March 31, 2022, the maximum undiscounted future payments that the Bank could be required to make was $50.9 million. Almost all of these arrangements mature within one year. The Bank generally has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized; however, several that are extended to the Bank’s most creditworthy customers are unsecured. The Bank has recorded $50 thousand in reserve liabilities associated with commitments to extend credit and letters of credit at March 31, 2022.

Mortgage loans serviced for others are not included in the accompanying condensed consolidated statements of financial condition. The unpaid principal balances of mortgage loans serviced for others were $177.4 million and $181.1 million at March 31, 2022 and December 31, 2021, respectively. At March 31, 2022, and December 31, 2021, the Bank’s mortgage servicing rights each totaled $1.6 million.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital and Common Equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). As of March 31, 2022 and December 31, 2021, the Bank met all capital adequacy requirements to which it is subject.

As of March 31, 2022, the Bank’s capital ratios each exceeded the Federal Deposit Insurance Corporation’s well capitalized standards under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There have been no conditions or events since the most recent FDIC notification that management believes have changed the Bank’s category.

The Company’s required and actual capital amounts and ratios as of March 31, 2022 and December 31, 2021, were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2022:
Total capital (to Risk Weighted Assets)	$225,236	15.038%	$119,819	8.000%	$149,773	10.000%
Tier 1 capital (to Risk Weighted Assets)	$171,365	11.442%	$89,864	6.000%	$119,819	8.000%
Tier 1 capital (to Average Assets)	$171,365	6.165%	$111,184	4.000%	$138,980	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$161,582	10.788%	$67,398	4.500%	$97,353	6.500%

At December 31, 2021:
Total capital (to Risk Weighted Assets)	$222,493	15.161%	$117,403	8.000%	$146,753	10.000%
Tier 1 capital (to Risk Weighted Assets)	$168,623	11.490%	$88,052	6.000%	$117,403	8.000%
Tier 1 capital (to Average Assets)	$168,623	5.792%	$116,461	4.000%	$145,577	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$158,840	10.824%	$66,039	4.500%	$95,390	6.500%

Since the formation of BankGuam Holding Company in 2011, our assets have grown by 147.2% ($1.6 billion), while our stockholders’ equity has increased by 77.7% ($69.0 million, including $83.9 million in retained earnings). The growth in equity has contributed to help keep the capital ratios to be well above the well capitalized standards.

The Bank received a large influx of deposits from the federal relief programs due to the COVID-19 pandemic, resulting in the growth of its balance sheet as compared to 2020. As of March 31, 2022, approximately $164.1 million in COVID related funds have yet to be disbursed. Although the Bank’s average assets decreased at March 31, 2022 to $2.78 billion from $2.91 billion in December 31, 2021, the growth resulting from the receipt of COVID funds has put pressure on its ratio of Tier 1 capital to average assets. Management believes that the Bank has the capacity to absorb the growth in total assets, and the tools needed to move deposits off its balance through its Trust services to continue to be above the well capitalized standards under the regulatory framework for prompt corrective action.

Reverse Stock Split

On April 12, 2022, the Company’s Board of Directors approved a 1-for-500 reverse stock split of the Company’s common stock, which remains subject to shareholder approval and the receipt of regulatory approvals. If the reverse stock split is effected, shareholders of the Company who own fewer than 500 shares of the Company’s common stock will receive a cash payment in lieu of a fraction of a share, and will no longer be shareholders of the Company. Shareholders holding 500 or more shares of the Company’s common stock will remain shareholders after the reverse stock split, and will also be entitled to receive a cash payment in lieu of receiving a fraction of a share. The Board of Directors determined that $14.75 per share outstanding prior to the reverse stock split would be a fair price to pay for shares that will be canceled in lieu of issuing a fraction of a share in connection with the reverse stock split. The Board of Directors has reserved the right to abandon the reverse stock split at any time if it believes the reverse stock split is no longer in the Company’s best interests. If effected, the Company estimates that the aggregate amount of cash that would be payable to shareholders in lieu of fractional shares as a result of the reverse stock split would be approximately $8.8 million, which would be paid by the Company out of cash on hand.

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

In April 2022, the Company suspended the Employee Stock Purchase Plan in connection with the Company’s plans to implement a 1-for-500 reverse stock split, which remains subject to the approval of stockholders and the receipt of regulatory approvals.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s Rules and forms and is accumulated and communicated to management, including our Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BANKGUAM HOLDING COMPANY

Date: May 12, 2022	By:	/s/ JOAQUIN P.L.G. COOK
Joaquin P.L.G. Cook, President and Chief Executive Officer

Date: May 12, 2022	By:	/s/ SYMON A. MADRAZO
Symon A. Madrazo, Senior Vice President and Chief Financial Officer