Form 10-Q
period 2022-06-30
BankGuam Holding Co
filed 2022-08-11
CIK 1527383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 11, 2022, there were 9,727,743 shares outstanding

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Financial Condition

(in Thousands, Except Par Value)

	June 30, 2022	December 31, 2021
ASSETS
Cash and due from banks	$38,529	$36,660
Interest bearing deposits in banks	286,911	520,743
Total cash and cash equivalents	325,440	557,403
Restricted cash	150	150
Investment securities available-for-sale, at fair value	540,595	499,366
Investment securities held-to-maturity, at amortized cost (Fair Value $261,694 at 6/30/2022 and $310,372 at 12/31/2021)	318,726	312,294
Federal Home Loan Bank stock, at cost	3,318	2,814
Loans, net of allowance for loan losses ($35,732 at 6/30/2022 and $34,408 at 12/31/2021)	1,321,504	1,283,690
Accrued interest receivable	6,670	6,715
Premises and equipment, net	20,534	20,802
Goodwill	13,014	13,014
Intangible assets	10,350	10,720
Other assets	114,546	84,620
Total assets	$2,674,847	$2,791,588
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$921,264	$981,537
Interest bearing	1,526,542	1,551,694
Total deposits	2,447,806	2,533,231
Accrued interest payable	31	46
Subordinated debt, net	34,434	34,400
Other liabilities	48,304	43,162
Total liabilities	2,530,575	2,610,839
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock $0.2083 par value; 48,000 shares authorized; 9,777 and 9,770 shares issued and 9,728 and 9,721 shares outstanding at 6/30/2022 and 12/31/2021, respectively	2,034	2,033
Preferred stock $100 par value; 300 shares authorized; 9.8 shares issued and outstanding at 6/30/2022 and 12/31/2021, respectively	980	980
Additional paid-in capital, Common stock	24,989	24,910
Additional paid-in capital, Preferred stock	8,803	8,803
Retained earnings	158,722	153,740
Accumulated other comprehensive (loss) income	(58,217)	(16,721)
Non-controlling interest	7,251	7,294
Common stock in treasury, at cost (32 shares)	(290)	(290)
Total stockholders’ equity	144,272	180,749
Total liabilities and stockholders’ equity	$2,674,847	$2,791,588

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Income

(Dollar and Share Amounts in Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest income:
Loans	$17,732	$17,645	$35,367	$35,892
Investment securities	3,408	2,400	6,583	4,599
Deposits with banks	710	148	889	215
Total interest income	21,850	20,193	42,839	40,706
Interest expense:
Savings deposits	38	112	77	214
Time deposits	4	8	8	20
Other borrowed funds	476	238	941	476
Total interest expense	518	358	1,026	710
Net interest income	21,332	19,835	41,813	39,996
Provision for loan losses	1,425	475	2,850	2,950
Net interest income, after provision for loan losses	19,907	19,360	38,963	37,046
Non-interest income:
Service charges and fees	5,099	1,836	10,552	3,506
Gain on sale of investment securities	-	-	-	272
Income from merchant services, net	891	758	1,543	1,406
Cardholders income, net	985	991	1,538	1,245
Trustee fees	729	149	815	301
Other income	822	1,741	1,471	2,955
Total non-interest income	8,526	5,475	15,919	9,685
Non-interest expense:
Salaries and employee benefits	9,616	8,004	18,841	16,700
Occupancy	2,443	2,132	4,664	4,261
Technology, equipment and depreciation	5,347	3,083	10,668	6,024
Insurance	466	515	923	1,005
Telecommunications	405	389	855	756
FDIC assessment	296	516	618	860
Professional services	804	627	1,607	1,192
Contract services	471	719	919	1,340
Other real estate owned	12	13	25	27
Stationery and supplies	161	(48)	330	73
Training and education	307	40	567	84
General, administrative and other	2,978	1,399	5,409	2,939
Total non-interest expense	23,306	17,389	45,426	35,261
Income before income taxes	5,127	7,446	9,456	11,470
Income tax expense	998	1,536	1,813	2,265
Net income	4,129	5,910	7,643	9,205
Net income attributable to noncontrolling interest	220	-	467	-
Net income available to BankGuam Holding Company	3,909	5,910	7,176	9,205
Preferred stock dividend	(123)	(136)	(245)	(271)
Net income attributable to common stockholders	$3,786	$5,774	$6,931	$8,934
Earnings per common share (EPS):		-		-
Basic and diluted EPS	$0.39	$0.59	$0.71	$0.92
Dividends declared per common share	$0.10	$0.10	$0.20	$0.20
Basic and diluted weighted average common shares	9,728	9,715	9,724	9,710

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

(in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$4,129	$5,910	$7,643	$9,205
Other comprehensive income (loss):
Unrealized holding gain (loss) on available-for-sale securities arising during the period, net of tax	(16,381)	4,898	(41,926)	(15,590)
Reclassification for (gain) realized on available-for- sale securities	-	-	-	(272)
Amortization of post-transfer unrealized holding loss on held-to-maturity securities during the period, net of tax	215	88	430	113
Total other comprehensive income (loss)	(16,166)	4,986	(41,496)	(15,749)
Total comprehensive income (loss)	$(12,037)	$10,896	$(33,853)	$(6,544)

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(Dollar Amounts and Number of Shares in Thousands)

	Number of Common Shares	Common Stock	Preferred Stock	Additional Paid-in Capital - Common	Additional Paid-in Capital - Preferred	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
Balances, January 1, 2022	9,721	$2,033	$980	$24,910	$8,803	$153,740	$(16,721)	$(290)	$7,294	$180,749
Net income	-	-	-	-	-	3,267	-	-	247	3,514
Change in accumulated other comprehensive income:
Unrealized loss on available-for-sale securities, net	-	-	-	-	-	-	(25,330)	-	-	(25,330)
Common stock issued under Employee Stock Purchase Plan & Service Awards	7	1	-	79	-	-	-	-	-	80
Return of capital from stocks owned by subsidiary	-	-	-	-	-	-	-	-	(8)	(8)
Cash dividends on common stock	-	-	-	-	-	(974)	-	-	(219)	(1,193)
Cash dividends on preferred stock	-	-	-	-	-	(122)	-	-	-	(122)
Balances, March 31, 2022	9,728	$2,034	$980	$24,989	$8,803	$155,911	$(42,051)	$(290)	$7,314	$157,690
Net income	-	-	-	-	-	3,909	-	-	220	4,129
Change in accumulated other comprehensive income:									-
Unrealized gain on available-for-sale securities, net	-	-	-	-	-	-	(16,166)	-	-	(16,166)
Return of capital from stocks owned by subsidiary									(52)	(52)
Cash dividends on common stock	-	-	-	-	-	(975)	-	-	(231)	(1,206)
Cash dividends on preferred stock	-	-	-	-	-	(123)	-	-	-	(123)
Balances, June 30, 2022	9,728	$2,034	$980	$24,989	$8,803	$158,722	$(58,217)	$(290)	$7,251	$144,272

	Number of Common Shares	Common Stock	Preferred Stock	Additional Paid-in Capital - Common	Additional Paid-in Capital - Preferred	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interests	Total
Balances, January 1, 2021	9,702	$2,029	$980	$24,777	$8,803	$137,646	$3,111	$(290)	$-	$177,056
Net income	-	-	-	-	-	3,295	-	-	-	3,295
Change in accumulated other comprehensive income:
Unrealized gain on available-for-sale securities, net	-	-	-	-	-	-	(20,735)	-	-	(20,735)
Common stock issued under Employee Stock Purchase Plan & Service Awards	12	2	-	95	-	-	-	-	-	97
Cash dividends on common stock	-	-	-	-	-	(970)	-	-	-	(970)
Cash dividends on preferred stock	-	-	-	-	-	(135)	-	-	-	(135)
Balances, March 31, 2021	9,714	$2,031	$980	$24,872	$8,803	$139,836	$(17,624)	$(290)	$-	$158,608
Net income	-	-	-	-	-	5,910	-	-	-	5,910
Change in accumulated other comprehensive income:
Unrealized loss on available-for-sale securities, net	-	-	-	-	-	-	4,986	-	-	4,986
Common stock issued under Employee Stock Purchase Plan & Service Awards	9	2	-	89	-	-	-	-	-	91
Cash dividends on common stock	-	-	-	-	-	(972)	-	-	-	(972)
Cash dividends on preferred stock	-	-	-	-	-	(136)	-	-	-	(136)
Balances, June 30, 2021	9,723	$2,033	$980	$24,961	$8,803	$144,638	$(12,638)	$(290)	$-	$168,487

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Cash Flows

(in Thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$7,643	$9,205
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	2,850	2,950
Depreciation	2,839	2,065
Amortization of debt issuance costs	34	13
Amortization of fees, discounts and premiums	35	219
Proceeds from sales of loans held for sale	4,888	17,915
Origination of loans held for sale	(4,888)	(17,915)
Decrease (increase) in mortgage servicing rights	30	(190)
Gross realized gains on sale of available-for-sale securities	-	(272)
Realized loss on sale of premises and equipment	91	6
Noncash lease expense	(5,058)	1,463
Increase in deferred tax asset	(12,181)	(2,275)
Net change in operating assets and liabilities:
Accrued interest receivable	45	783
Other assets	(12,808)	(1,899)
Accrued interest payable	(15)	(19)
Lease liability	5,054	(1,323)
Other liabilities	75	3,700
Net cash (used in) provided by operating activities	(11,366)	14,426
Cash flows from investing activities:
Purchases of available-for-sale securities	(128,253)	(223,497)
Purchases of held-to-maturity securities	(9,645)	-
Proceeds from sales of available-for-sale securities	-	46,993
Maturities, prepayments and calls of available-for-sale securities	45,036	33,321
Maturities, prepayments and calls of held-to-maturity securities	3,610	23,623
Loan originations and principal collections, net	(40,651)	32,183
Income from equity investment in unconsolidated subsidiary	-	(1,180)
Dividends received from unconsolidated subsidiary	-	1,154
Purchase of FHLB stock	(504)	(479)
Proceeds from sales of premises and equipment	-	8
Purchases of premises and equipment	(2,201)	(2,480)
Net cash used in investing activities	(132,608)	(90,354)
Cash flows from financing activities:
Net (decrease) increase in deposits	(85,425)	563,738
Proceeds from issuance of subordinated debt, net	-	19,955
Proceeds from issuance of common stock	80	188
Dividends paid	(2,644)	(2,213)
Net cash (used in) provided by financing activities	(87,989)	581,668
Net change in cash, cash equivalents and restricted cash	(231,963)	505,740
Cash, cash equivalents and restricted cash at beginning of period	557,553	287,778
Cash, cash equivalents and restricted cash at end of period	$325,590	$793,518
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$54	$176
Income taxes	$1,042	$3,220
Supplemental disclosure of noncash investing and financing activities:
Net change in unrealized loss on held-to-maturity securities, net of tax	$430	$113
Net change in unrealized gain on available-for-sale securities, net of tax	$(41,927)	$(15,862)
Transfer of securities from available-for-sale securities	$-	$130,471
Transfer of securities to held-to-maturity securities	$-	$(130,471)

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

These unaudited condensed consolidated financial statements have been prepared on a basis consistent with prior periods, and should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2021, and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the U.S. Securities and Exchange Commission (“SEC”) under the Exchange Act on March 28, 2022. Certain prior period amounts have been reclassified to conform to the current period presentation.

Our condensed consolidated financial condition at June 30, 2022, and the condensed consolidated results of operations for the three and six months ended June 30, 2022, are not necessarily indicative of what our financial condition will be at December 31, 2022, or of the results of our operations that may be expected for the full year ending December 31, 2022.

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

COVID-19

The outbreak of a novel coronavirus (“COVID-19”) in 2020 and subsequent impact on public commerce and related business activities continues to impact the Company as well as a broad range of industries in which the Company’s customers operate and, in some instances, impaired their ability to fulfill their financial obligations to the Company. On March 3, 2020, the Federal Open Market Committee (FOMC) reduced the target range for federal funds by 50 basis points to 1.00% - 1.25%. This rate was further reduced to a target range of 0% - 0.25% on March 16, 2020. Improvements in economic conditions as well as accelerating inflations resulted in the FOMC increasing the target range by 25bps to 0.25% - 0.50% on March 16, 2022, 50bps to 0.75% - 1.00% on May 4, 2022, 75bps to 1.50% - 1.75% on June 15, 2022, and by 75bps 2.25% to 2.50% on July 27, 2022.

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

Recently Issued but Not Yet Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326)”, to amend the standards for the measurement of credit losses on financial instruments by replacing the historical incurred loss impairment methodology of determining the level of the allowance for loan and lease losses (“ALLL”), including losses associated with available-for-sale securities, with a more decision-useful methodology that reflects expected credit losses over the life of a financial instrument based upon historical experience, current conditions, and reasonable and supportable forecasts in determining the ALLL level, as well as the reserve for off-balance-sheet credit exposures. The Company was preparing to implement ASU 2016-13 when it was scheduled to become effective January 1, 2020, but the FASB announced on October 16, 2019, a delay of the effective date for smaller reporting companies until January 1, 2023. The Company continues to evaluate the impact the new guidance will have on its financial position, results of operations and regulatory risk-based capital. The Company’s current planned approach for estimating lifetime credit losses for its loan portfolio includes the following key components:

•          An economic forecast period of two years based on the relation of losses with key economic variables for each portfolio  segment;

•          Segmentation of loans into pools that share common risk characteristics; and

•          Used the discounted cash flow (DCF) method to measure credit impairment on most of our loan portfolios and estimate lifetime credit losses using the conceptual components described above.

Management will recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the first reporting period in which the new standard is effective, but cannot yet estimate the magnitude of the adjustment or the overall impact of the new guidance on the Company’s financial position, results of operations or cash flows.

The Company classifies its investment securities as available-for-sale or held-to-maturity. The Company’s investment security portfolio consists of U.S. government-sponsored agencies securities, which has an explicit or implicit guarantee from the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. Accordingly, the Company does not anticipate to apply a loss assumption for its investment securities.

Note 3 – Earnings Per Common Share

Basic earnings per common share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Potential common shares that may be issued by the Company relate to shares subscribed but not yet issued in 2022 and 2021 under the Employee Stock Purchase Plan, and are reported as dilutive options. No shares were subscribed but not issued at June 30, 2022 and 2021. In April 2022, the Company suspended the Employee Stock Purchase Plan indefinitely in connection with the Company’s plans to implement a 1-for-500 reverse stock split. On July 25, 2022, the Company held its annual shareholders meeting and the shareholders approved the reverse stock split. The Company expects to complete the transaction in the fourth quarter of 2022, subject to the receipt of all regulatory approvals.

Earnings per common share are computed based on reported net income, preferred stock dividends and the following common share data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income available to BankGuam Holding Company	$3,909	$5,910	$7,176	$9,205
Less preferred stock dividends	(123)	(136)	(245)	(271)
Net income attributable to common stockholders	$3,786	$5,774	$6,931	$8,934
Weighted average number of common shares outstanding - used to calculate basic and diluted earnings per common share	9,728	9,715	9,724	9,710
Earnings per common share (EPS):
Basic and diluted EPS	$0.39	$0.59	$0.71	$0.92

Note 4 – Investment Securities

The amortized cost and fair value of investment securities, with gross unrealized gains and losses, is presented as follows:

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$114,971	$-	$(16,550)	$98,421
U.S. government agency pool securities	66,784	12	(463)	66,333
U.S. government agency or GSE residential mortgage-backed securities	419,079	-	(43,238)	375,841
Total	$600,834	$12	$(60,251)	$540,595
Securities Held-to-Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$276,748	$-	$(52,572)	$224,176
U.S. government agency pool securities	2,143	2	(44)	2,101
U.S. government agency or GSE residential mortgage-backed securities	39,835	-	(4,418)	35,417
Total	$318,726	$2	$(57,034)	$261,694

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$114,969	$-	$(4,007)	$110,962
U.S. government agency pool securities	21,106	2	(247)	20,861
U.S. government agency or GSE residential mortgage-backed securities	369,419	1,957	(3,833)	367,543
Total	$505,494	$1,959	$(8,087)	$499,366
Securities Held-to-Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$276,188	$-	$(1,621)	$274,567
U.S. government agency pool securities	3,028	8	(45)	2,991
U.S. government agency or GSE residential mortgage-backed securities	33,078	105	(369)	32,814
Total	$312,294	$113	$(2,035)	$310,372

At June 30, 2022 and December 31, 2021, investment securities with a carrying value of $677.2 million and $558.8 million, respectively, were pledged to secure various government deposits and to meet other public requirements.

Proceeds and gross realized gains from the sales of available-for-sale investment securities for the six months ended June 30, 2022 and 2021 are shown below. There were no sales of investment securities for the three months ended June 30, 2022  and 2021.

	Six Months Ended June 30,
	2022	2021
Proceeds from sales	$-	$46,993
Gross realized gains from sales	$-	$272
Gross realized losses from sales	$-	$-

The amortized cost and estimated fair value of investment securities by contractual maturity at June 30, 2022 and December 31, 2021 are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or borrowers the right to prepay obligations with or without call or prepayment penalties. At June 30, 2022, obligations of U.S. government corporations and agencies with amortized costs totaling $919.6 million consisted of residential mortgage-backed securities totaling $458.9 million and Small Business Administration agency pool securities totaling $68.9 million whose contractual maturity, or principal repayment, will follow the repayment of the underlying small business loans or mortgages. For purposes of the following table, the entire outstanding balance of these mortgage-backed securities issued by U.S. government corporations and agencies and SBA pools is categorized based on final maturity date. At June 30, 2022, the Bank estimates the average remaining life of these mortgage-backed securities and SBA pools to be approximately 5.6 years and 5.4 years, respectively.

	June 30, 2022
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$8	$8	$-	$-
Due after one but within five years	6,312	6,184	2,864	2,759
Due after five but within ten years	160,317	141,832	60,235	51,913
Due after ten years	434,197	392,571	255,627	207,022
Total	$600,834	$540,595	$318,726	$261,694

	December 31, 2021
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$105	$105	$-	$-
Due after one but within five years	8,331	8,377	1,228	1,246
Due after five but within ten years	151,682	148,389	62,925	62,257
Due after ten years	345,376	342,495	248,141	246,869
Total	$505,494	$499,366	$312,294	$310,372

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2022 and December 31, 2021.

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$114,971	$-	$(16,550)	$98,421
U.S. government agency pool securities	66,784	12	(463)	66,333
U.S. government agency or GSE residential mortgage-backed securities	419,079	-	(43,238)	375,841
Total	$600,834	$12	$(60,251)	$540,595
Securities Held-to-Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$276,748	$-	$(52,572)	$224,176
U.S. government agency pool securities	2,143	2	(44)	2,101
U.S. government agency or GSE residential mortgage-backed securities	39,835	-	(4,418)	35,417
Total	$318,726	$2	$(57,034)	$261,694

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$114,969	$-	$(4,007)	$110,962
U.S. government agency pool securities	21,106	2	(247)	20,861
U.S. government agency or GSE residential mortgage-backed securities	369,419	1,957	(3,833)	367,543
Total	$505,494	$1,959	$(8,087)	$499,366
Securities Held-to-Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$276,188	$-	$(1,621)	$274,567
U.S. government agency pool securities	3,028	8	(45)	2,991
U.S. government agency or GSE residential mortgage-backed securities	33,078	105	(369)	32,814
Total	$312,294	$113	$(2,035)	$310,372

The investment securities that were in an unrealized loss position as of June 30, 2022, which comprised a total of 232 securities, were not other-than-temporarily impaired. Specifically, the 232 securities are comprised of the following: 39 Small Business Administration Pool securities,  26 agency securities issued by Federal Home Loan Bank (“FHLB”), 34 mortgaged-backed securities and 19 agency securities issued by Federal Home Loan Mortgage Corporation (“FHLMC”), 75 mortgaged-backed securities and 1 agency security issued by Federal National Mortgage Association (“FNMA”), 20 mortgaged-backed securities issued by Government National Mortgage Association (“GNMA”) and 18 agency securities issued by Federal Farm Credit Banks (“FFCB”).

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

Investment in ASC Trust LLC

On July 6, 2021, with the approval of the Federal Reserve Bank of San Francisco, the Company used $6.2 million of the proceeds from the subordinated notes totaling $20 million that were issued on June 29, 2021 to acquire an additional 25% of the voting common stock of ASC Trust LLC at the third and final closing, pursuant to the Stock Purchase Agreement (the “Agreement”) dated May 27, 2016, between the Company and David J. John, as amended to date. This transaction brought the Company’s interest in ASC Trust LLC to 70%. The Company evaluated its ownership in ASC Trust LLC after the last transaction in accordance to ASC 810 – Consolidation, and determined that the Company has control over ASC Trust LLC, requiring consolidation. The Company’s Chief Executive Officer serves on the Board of Directors of ASC Trust LLC. Another of the Company’s Board members also serves as a non-minority voting member of an entity that owns 5% of the common stock of ASC Trust LLC. The Agreement contains customary warranties, representations and indemnification provisions.

Note 5 – Loans Held for Sale, Loans and Allowance for Loan Losses

Loans Held for Sale

In its normal course of business, the Bank originates mortgage loans held for sale to the FHLMC. The Bank has elected to measure its residential mortgage loans held for sale at lower of cost or market. Origination fees and costs are recognized in earnings at the time of origination. Loans are sold to FHLMC at par.

During the six months ended June 30, 2022, the Bank originated and sold $4.9 million in FHLMC mortgage loans. During the six months ended June 30, 2021, the Bank originated and sold $17.9 million in FHLMC loans.

Mortgage loans serviced for others are not included in the accompanying condensed consolidated statements of financial condition. The unpaid principal balances of mortgage loans serviced for others were $174.7 million at June 30, 2022 and $181.1 million at December 31, 2021. The decrease of $6.4 million (3.52%) during the six months ended June 30, 2022 was due to principal paydowns and payoffs during the period, which offset new loans.

We retain mortgage servicing rights on mortgage loans that we sell. Such rights represent the net positive cash flows generated from the servicing of such mortgage loans and we recognize such rights as assets on our statements of financial condition based on their estimated fair values. We receive servicing fees, less any subservicing costs, on the unpaid principal balances of such mortgage loans. Those fees are collected from the monthly payments made by the mortgagors or from the proceeds of the sale or foreclosure and liquidation of the underlying real property collateralizing the loans. At June 30, 2022 and December 31, 2021, mortgage servicing rights totaled $1.6 million each, respectively, and are included in other assets in the accompanying condensed consolidated statements of financial condition. The Bank accounts for mortgage servicing rights at fair value with changes in fair value recorded as a part of service fees and charges in the condensed consolidated statements of income.

Loans

Outstanding loan balances are presented net of unearned income, deferred loan fees, and unamortized discount and premium totaling $3.0 million at June 30, 2022, and $3.2 million at December 31, 2021. As of June 30, 2022 and December 31, 2021, our 10 largest borrowing relationships in aggregate totaled $342.9 million, respectively, in commitments, or approximately 25.9% of our total gross loans .

The loan portfolio consisted of the following at:

	June 30, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
Commercial
Commercial & industrial	$273,389	20.1%	$295,835	22.4%
Commercial mortgage	761,383	56.0%	699,269	52.9%
Commercial construction	8,391	0.6%	23,588	1.8%
Commercial agriculture	572	0.0%	592	0.0%
Total commercial	1,043,735	76.7%	1,019,284	77.1%
Consumer
Residential mortgage	144,519	10.6%	135,377	10.2%
Home equity	2,537	0.2%	2,232	0.2%
Automobile	17,759	1.3%	18,220	1.4%
Other consumer loans[1]	151,662	11.1%	146,208	11.1%
Total consumer	316,477	23.3%	302,037	22.9%
Gross loans	1,360,212	100.0%	1,321,321	100.0%
Deferred loan (fees) costs, net	(2,976)		(3,223)
Allowance for loan losses	(35,732)		(34,408)
Loans, net	$1,321,504		$1,283,690

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

Paycheck Protection Program

With the passage of the Paycheck Protection Program, or PPP, administered by the Small Business Administration, the Bank actively participated in assisting its customers with applications for resources through the program. PPP loans have either a two-year or a five-year term and earn interest at 1%. The Bank believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. The Bank approved and funded over $149 million in gross PPP loans. At June 30, 2022, the outstanding gross principal balance of PPP loans was $5.3 million with $87 thousand in unearned fees remaining. At loan origination, the Company was paid a fee from the SBA ranging from 1% to 5% based on the loan size. The unearned fees are being accreted to interest income based on the contractual maturity. It is the Bank’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Bank could be required to establish an additional allowance for loan loss through additional credit loss expense charged to earnings.

On June 5, 2020, the Paycheck Protection Program Flexibility Act of 2020 (the “Flexibility Act”) was signed into law which changed key provisions of the PPP, including provisions relating to the maturity of PPP loans, the deferral of PPP loan payments, and the forgiveness of PPP loans. Under the Flexibility Act, as clarified by the SBA in an October 7, 2020 update, the maturity date for PPP loans funded before June 5, 2020 remained at two years from funding while the maturity date for PPP loans funded after June 5, 2020 was five years from funding. In addition, the Flexibility Act increased the period during which PPP loan proceeds are to be used for purposes that would qualify the loan for forgiveness (the “covered period”) from 8 weeks to 24 weeks, at the borrower’s election, for PPP loans made prior to June 5, 2020, and set the covered period for loans made after June 5, 2020 at 24 weeks from funding. Under the Flexibility Act, PPP borrowers are not required to make any payments of principal or interest before the date on which SBA remits the loan forgiveness amount to the Company (or notifies the Company that no loan forgiveness is allowed) and, although PPP borrowers may submit an application for loan forgiveness at any time prior to the maturity date, if PPP borrowers do not submit a loan forgiveness application within 10 months after the end of their covered period, such borrowers will be required to begin paying principal and interest after that period. For loans originated under the SBA's PPP loan program, interest and principal payment on these loans were originally deferred for six months following the funding date, during which time interest would continue to accrue. The Flexibility Act extended the deferral period for borrower payments of principal, interest, and fees on all PPP loans to the date that the SBA remits the borrower’s loan forgiveness amount to the lender (or, if the borrower does not apply for loan forgiveness, ten months after the end of the borrower’s loan forgiveness covered period). The extension of the deferral period under the Flexibility Act automatically applied to all PPP loans.

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

Beginning in 2020, management increased the loss attributes in a number of the qualitative factors to more appropriately capture the risks stemming from economic deterioration from COVID-19. The Company continually evaluates these factors and makes adjustments each quarter. During the three and six months ended June 30, 2022, management adjusted the economic risk factors to incorporate the current economic implications, which include fluctuations in tourism, unemployment due to the COVID-19 pandemic and inflationary concerns.

Set forth below is a summary of the Bank’s activity in the allowance for loan losses during the three and six months ended June 30, 2022, and 2021, and the year ended December 31, 2021:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021	Year Ended December 31, 2021
Balance, beginning of period	$35,085	$36,283	$34,408	$34,805	$34,805
Charged off loans	(1,299)	(1,160)	(2,648)	(2,756)	(4,950)
Recoveries on loans previously charged off	521	495	1,122	1,094	2,403
Provision for loan losses	1,425	475	2,850	2,950	2,150
Balance, end of period	$35,732	$36,093	$35,732	$36,093	$34,408

Set forth below is information regarding loan balances and the related allowance for loan losses, by portfolio type, for the three and six months ended June 30, 2022 and 2021, and the year ended December 31, 2021, respectively.

	Commercial	Residential Mortgages	Consumer	Total
	(Dollars in thousands)
Six Months Ended June 30, 2022
Allowance for loan losses:
Balance at beginning of period	$22,860	$2,304	$9,244	$34,408
Charge-offs	(449)	-	(2,199)	(2,648)
Recoveries	143	2	977	1,122
Provision	877	137	1,836	2,850
Ending balance	$23,431	$2,443	$9,858	$35,732

Allowance balance at end of period related to:
Loans individually evaluated for impairment	$3,513	$33	$907	$4,453
Loans collectively evaluated for impairment	19,918	2,410	8,951	31,279
Ending balance	$23,431	$2,443	$9,858	$35,732

Loan balances at end of period:
Loans individually evaluated for impairment	$12,260	$38,255	$1,093	$51,608
Loans collectively evaluated for impairment	1,031,475	108,801	168,328	1,308,604
Ending balance	$1,043,735	$147,056	$169,421	$1,360,212

Six Months Ended June 30, 2021
Allowance for loan losses:
Balance at beginning of period	$21,213	$1,990	$11,602	$34,805
Charge-offs	(77)	(4)	(2,675)	(2,756)
Recoveries	156	-	938	1,094
Provision	2,134	367	449	2,950
Ending balance	$23,426	$2,353	$10,314	$36,093

Allowance balance at end of period related to:
Loans individually evaluated for impairment	$3,503	$-	$1,041	$4,544
Loans collectively evaluated for impairment	19,923	2,353	9,273	31,549
Ending balance	$23,426	$2,353	$10,314	$36,093

Loan balances at end of period:
Loans individually evaluated for impairment	$61,338	$2,141	$1,162	$64,641
Loans collectively evaluated for impairment	1,027,531	130,059	175,443	1,333,033
Ending balance	$1,088,869	$132,200	$176,605	$1,397,674

Year Ended December 31, 2021
Allowance for loan losses:
Balance at beginning of year	$21,213	$1,990	$11,602	$34,805
Charge-offs	(115)	(99)	(4,736)	(4,950)
Recoveries	578	1	1,824	2,403
Provision	1,184	412	554	2,150
Ending balance	$22,860	$2,304	$9,244	$34,408

Allowance balance at end of year related to:
Loans individually evaluated for impairment	$3,510	$50	$941	$4,501
Loans collectively evaluated for impairment	19,350	2,254	8,303	29,907
Ending balance	$22,860	$2,304	$9,244	$34,408

Loan balances at end of year:
Loans individually evaluated for impairment	$48,459	$2,265	$1,059	$51,783
Loans collectively evaluated for impairment	970,825	135,343	163,370	1,269,538
Ending balance	$1,019,284	$137,608	$164,429	$1,321,321

Credit Quality

The following table provides a summary of the delinquency status of the Bank’s loans by portfolio type:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Non- Accrual	90 Days and Greater Still Accruing	Total Past Due	Current	Total Loans Outstanding
June 30, 2022
Commercial
Commercial & industrial	$1,898	$210	$6,903	$106	$9,117	$264,272	$273,389
Commercial mortgage	-	-	5,842	-	5,842	755,541	761,383
Commercial construction	-	-	-	-	-	8,391	8,391
Commercial agriculture	-	-	-	-	-	572	572
Total commercial	1,898	210	12,745	106	14,959	1,028,776	1,043,735

Consumer
Residential mortgage	2,432	2,403	652	4	5,491	139,028	144,519
Home equity	-	-	-	-	-	2,537	2,537
Automobile	278	132	-	55	465	17,294	17,759
Other consumer [1]	2,162	923	68	832	3,985	147,677	151,662
Total consumer	4,872	3,458	720	891	9,941	306,536	316,477
Total	$6,770	$3,668	$13,465	$997	$24,900	$1,335,312	$1,360,212

December 31, 2021
Commercial
Commercial & industrial	$56	$202	$7,338	$106	$7,702	$288,133	$295,835
Commercial mortgage	2,540	217	4,622	-	7,379	691,890	699,269
Commercial construction	-	-	-	-	-	23,588	23,588
Commercial agriculture	-	-	-	-	-	592	592
Total commercial	2,596	419	11,960	106	15,081	1,004,203	1,019,284

Consumer
Residential mortgage	2,194	1,236	267	77	3,774	131,603	135,377
Home equity	-	-	-	-	-	2,232	2,232
Automobile	407	162	-	41	610	17,610	18,220
Other consumer [1]	2,037	1,024	69	866	3,996	142,212	146,208
Total consumer	4,638	2,422	336	984	8,380	293,657	302,037
Total	$7,234	$2,841	$12,296	$1,090	$23,461	$1,297,860	$1,321,321

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

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

The following table provides information as of June 30, 2022 and December 31, 2021, with respect to loans on non-accrual status, by portfolio type:

	June 30, 2022	December 31, 2021
	(Dollars in thousands)
Non-accrual loans:
Commercial
Commercial & industrial	$7,229	$7,610
Commercial mortgage	7,071	8,148
Total commercial	14,300	15,758

Consumer
Residential mortgage	$1,760	$1,660
Other consumer [1]	142	152
Total consumer	1,902	1,812
Total non-accrual loans	$16,202	$17,570

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

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

The Bank classifies its loan portfolios using internal credit quality ratings, as discussed above under Allowance for Loan Losses. The following table provides a summary of loans by portfolio type and the Bank’s internal credit quality ratings as of June 30, 2022, and December 31, 2021:

	June 30, 2022	December 31, 2021
	(Dollars in thousands)
Pass:
Commercial & industrial	$242,023	$266,300
Commercial mortgage	695,887	642,835
Commercial construction	8,391	23,588
Commercial agriculture	572	592
Residential mortgage	142,294	133,176
Home equity	2,537	2,232
Automobile	17,704	18,179
Other consumer	150,687	145,190
Total pass loans	1,260,095	1,232,092

Special Mention:
Commercial & industrial	13,915	9,760
Commercial mortgage	21,267	11,051
Residential mortgage	-	-
Total special mention loans	35,182	20,811

Substandard:
Commercial & industrial	10,825	12,645
Commercial mortgage	43,587	44,661
Residential mortgage	1,093	613
Other consumer	-	2
Total substandard loans	55,505	57,921

Formula Classified:
Residential mortgage	1,132	1,588
Automobile	55	41
Other consumer	975	1,016
Total formula classified loans	2,162	2,645

Doubtful:
Commercial & industrial	6,626	7,130
Commercial mortgage	642	722
Total doubtful loans	7,268	7,852
Total outstanding loans, gross	$1,360,212	$1,321,321

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

The following table sets forth information regarding non-accrual loans and restructured loans at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
	(Dollars in thousands)
Impaired loans:
Restructured loans:
Non-accruing restructured loans	$4,497	$6,083
Accruing restructured loans	33,888	32,595
Total restructured loans	38,385	38,678
Other impaired loans	13,223	13,105
Total impaired loans	$51,608	$51,783

Impaired loans less than 90 days delinquent and included in total impaired loans	$37,146	$38,398

The table below contains additional information with respect to impaired loans, by portfolio type, at June 30, 2022 and December 31, 2021:

	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
June 30, 2022, with no related allowance recorded:
Commercial & industrial	$12,054	$12,054	$22,766	$37
Commercial mortgage	35,792	36,359	71,895	148
Residential mortgage	1,385	1,385	2,288	1
Other consumer	-	-	-	-
Total impaired loans with no related allowance	$49,231	$49,798	$96,949	$186

June 30, 2022, with a related allowance recorded:
Commercial & industrial	$269	$269	$325	$2
Commercial mortgage	178	193	107	148
Residential mortgage	900	900	1,172	-
Automobile	55	55	88	1
Other consumer	975	975	1,336	8
Total impaired loans with a related allowance	$2,377	$2,392	$3,028	$159

December 31, 2021, with no related allowance recorded:
Commercial & industrial	$11,150	$11,150	$75,812	$56
Commercial mortgage	36,935	37,182	38,456	149
Residential mortgage	612	612	221	-
Other consumer	2	2	4	-
Total impaired loans with no related allowance	$48,699	$48,946	$114,493	$205

December 31, 2021, with a related allowance recorded:
Commercial & industrial	$262	$262	$116	$2
Commercial mortgage	112	127	75	-
Residential mortgage	1,653	1,663	1,921	1
Automobile	41	41	29	1
Other consumer	1,016	1,016	1,253	8
Total impaired loans with a related allowance	$3,084	$3,109	$3,394	$12

Troubled Debt Restructurings

In accordance with FASB’s Accounting Standards Update No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring” (ASU No. 2011-02), the Bank had $38.4 million of troubled debt restructurings (“TDRs”) as of June 30, 2022, down by $293 thousand from $38.7 million at December 31, 2021, primarily in commercial mortgage loans. The restructured loans recorded with the Bank have been modified for the purpose of alleviating temporary impairments to the borrower’s financial condition. The modifications that the Bank has extended to borrowers have come in the form of a change in the repayment terms. The restructuring plan between the borrower and the Bank is designed to provide a bridge for cash flow shortfalls in the near term. As the borrower works through the near-term issues, in most cases, the original contractual terms will be reinstated.

Additional information regarding performing and nonperforming TDRs at June 30, 2022 and December 31, 2021 is set forth in the following table:

	Number of	Pre- Modification Outstanding Recorded	Principal	Post- Modification Outstanding Recorded	Outstanding Balance
	Loans	Investment	Modifications	Investment	June 30, 2022	December 31, 2021
Performing
Residential mortgage	-	$-	$-	$-	$-	$-
Commercial & industrial	9	6,039	-	6,039	4,989	3,696
Commercial mortgage	1	28,899	-	28,899	28,899	28,899
Consumer	-	-	-	-	-	-
Total performing	10	34,938	-	34,938	33,888	32,595
Nonperforming
Commercial & industrial	2	275	-	275	116	142
Commercial mortgage	6	5,954	-	5,954	4,381	5,941
Consumer	-	-	-	-	-	-
Total nonperforming	8	6,229	-	6,229	4,497	6,083
Total Troubled Debt Restructurings	18	$41,167	$-	$41,167	$38,385	$38,678

Principal modification includes principal forgiveness at the time of modification, contingent principal forgiveness granted over the life of the loan based on borrower performance.

In an effort to constructively work with borrowers affected by the COVID-19 pandemic, the Bank initiated a temporary program in March 2020 to allow for 90-day deferrals for residential mortgage and commercial loans upon request from the borrower, and a 90-day deferral for all consumer and automobile loans. The Bank did not identify these loans that were deferred and were over 30 days delinquent as TDRs. The Bank identified a specific reserve for consumer loans totaling $3.8 million at June 30, 2022. The Bank also increased its environmental factors for the reserve to account for the effects of the COVID-19 pandemic.   The Bank continues to process commercial and consumer deferral requests on a case-by-case basis.

There were no defaults on troubled debt restructurings following the modification during the six months ended June 30, 2022 and 2021.

The Bank has two significant borrowing relationships in bankruptcy totaling $9.8 million at June 30, 2022. The Bank has calculated a specific reserve within the allowance for one of the borrowing relationships in bankruptcy in the amount of $3.5 million. In March 2022, a court ruling increased the availability of assets for one of the borrowing relationships in bankruptcy to satisfy its outstanding liabilities. The Bank believes it has sufficient collateral coverage to protect its current exposure in these matters, however due to the complexities of the bankruptcy cases and uncertainties surrounding ongoing negotiations, the ultimate outcomes may result in losses.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). As of June 30, 2022, and December 31, 2021, the Bank met all capital adequacy requirements to which it is subject.

As of June 30, 2022, the Bank’s capital ratios each exceeded the Federal Deposit Insurance Corporation’s well capitalized standards under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the Bank’s last regulatory examination that management believes have changed the Bank’s category.

The Company’s actual capital amounts and ratios as of June 30, 2022 and December 31, 2021 are presented in the table below.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2022:
Total Capital (to Risk Weighted Assets)	$229,097	14.705%	$124,637	8.000%	$155,796	10.000%
Tier 1 Capital (to Risk Weighted Assets)	$175,227	11.247%	$93,477	6.000%	$124,637	8.000%
Tier 1 Capital (to Average Assets)	$175,227	6.397%	$109,566	4.000%	$136,958	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$165,444	10.619%	$70,108	4.500%	$101,267	6.500%

At December 31, 2021:
Total Capital (to Risk Weighted Assets)	$222,493	15.161%	$117,403	8.000%	$146,753	10.000%
Tier 1 Capital (to Risk Weighted Assets)	$168,623	11.490%	$88,052	6.000%	$117,403	8.000%
Tier 1 Capital (to Average Assets)	$168,623	5.792%	$116,461	4.000%	$145,577	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$158,840	10.824%	$66,039	4.500%	$95,390	6.500%

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

A summary of financial instruments with off-balance-sheet risk at June 30, 2022 and December 31, 2021 is as follows:

	June 30, 2022	December 31, 2021
Commitments to extend credit	$148,060	$162,569

Letters of credit:
Standby letters of credit	$47,707	$43,239
Commercial letters of credit	2,132	2,366
Total	$49,839	$45,605

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

The Bank considers its standby and other letters of credit to be payment guarantees. At June 30, 2022, the maximum undiscounted future payments that the Bank could be required to make for all outstanding letters of credit were $49.8 million. All of these arrangements mature within one year. The Bank has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized; however, several are unsecured. The Bank had recorded $51 thousand in reserve liabilities associated with these guarantees at June 30, 2022.

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

There was no valuation allowance at June 30, 2022  and December 31, 2021, respectively, because, in management’s opinion, it is more likely than not that the total deferred tax asset of $27.0 million and $14.0 million, respectively, will be realized.

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

Financial assets measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At June 30, 2022
Available-for-sale Securities:
U.S. treasury notes and bonds	$-	$-	$-	$-
U.S. government agency and government sponsored enterprise (GSE) debt securities	-	98,421	-	98,421
U.S. government agency pool securities	-	66,333	-	66,333
U.S. government agency or GSE	-	375,841	-	375,841
Total fair value of available-for-sale securities	-	540,595	-	540,595
Other assets:
MSRs	-	-	1,551	1,551
Total fair value	$-	$540,595	$1,551	$542,146

At December 31, 2021
Available-for-sale Securities:
U.S. treasury notes and bonds	$-	$-	$-	$-
U.S. government agency and government sponsored enterprise (GSE) debt securities	-	110,962	-	110,962
U.S. government agency pool securities	-	20,861	-	20,861
U.S. government agency or GSE	-	367,543	-	367,543
Total fair value of available-for-sale securities	-	499,366	-	499,366
Other assets:
MSRs	-	-	1,581	1,581
Total fair value	$-	$499,366	$1,581	$500,947

There were no liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021.

As of June 30, 2022 and December 31, 2021, the changes in Level 3 assets measured at fair value on a recurring basis are as follows:

	June 30, 2022	December 31, 2021
Beginning balance	$1,581	$1,683
Realized and unrealized net losses:
Included in net income	(30)	(102)
Ending balance	$1,551	$1,581

The valuation technique used for Level 3 mortgage servicing rights is their discounted cash flow. Inputs considered in determining Level 3 pricing include the anticipated prepayment rates, discount rates, and cost to service. Significant increases or decreases in any of those inputs in isolation would result in a significantly lower or higher fair value measurement.

The following table presents quantitative information about the valuation technique and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring basis:

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average Rate
June 30, 2022
Financial instrument:
MSRs	$1,551	Discounted Cash Flow	Discount Rate	6.02% - 7.93%	7.20%
			Weighted Average Prepayment Rate (Public Securities Association)	100%
December 31, 2021
Financial instrument:
MSRs	$1,581	Discounted Cash Flow	Discount Rate	6.02% - 7.93%	7.20%
			Weighted Average Prepayment Rate (Public Securities Association)	125%

There were no transfers into or out of the Bank’s Level 3 financial instruments for the periods ended June 30, 2022 and December 31, 2021.

Nonrecurring Fair Value Measurements

Under certain circumstances, the Bank makes adjustments to fair value for assets and liabilities even though they are not measured at fair value on an ongoing basis. The Bank did not have any financial instruments carried on the consolidated statements of financial condition by caption and by level in fair value hierarchy for a nonrecurring change in fair value at June 30, 2022 and December 31, 2021, respectively.

The fair value of loans subject to write downs is estimated using the appraised value of the underlying collateral, discounted as necessary due to management’s estimates of changes in economic conditions.

Additionally, the Bank makes adjustments to nonfinancial assets and liabilities even though they are not measured at fair value on an ongoing basis. The Bank does not have nonfinancial assets or liabilities for which a nonrecurring change in fair value has been recorded during the periods ended June 30, 2022 and December 31, 2021.

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

Investment Securities

When quoted prices are available in an active market, the Bank classifies the securities within Level 1 of the valuation hierarchy. Level 1 securities include U.S. Treasury notes and bonds. At June 30, 2022, the Company classified trading securities in Level 1.

If quoted market prices are not available, the Bank estimates fair values using pricing models and discounted cash flows that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, and credit spreads. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include U.S. GSE obligations, U.S. government agency pool securities, and other securities. Mortgage-backed securities are included in Level 2 if observable inputs are available. In certain cases where there is limited activity or less transparency around inputs to the valuation, the Bank would classify those securities in Level 3. At June 30, 2022 and December 31, 2021, the Bank did not have any Level 3 investment securities.

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

Short-Term Borrowings

The carrying amounts of federal funds purchased and FHLB advances maturing within ninety days approximate their fair values. We had no outstanding short-term borrowings at June 30, 2022 and December 31, 2021.

Long-Term Borrowings

The fair value of FHLB advances maturing after ninety days is determined based on expected present value techniques using current market interest rates for advances with similar terms and remaining maturities. We had no outstanding long-term borrowings at June 30, 2022 and December 31, 2021.

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

Fair Value of Other Financial Instruments

The estimated fair values of the Bank’s financial instruments, excluding those assets recorded at fair value on a recurring basis on the Bank’s condensed consolidated statements of financial condition, are as follows:

		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
	(Dollars in thousands)
June 30, 2022
Financial assets:
Cash and cash equivalents	$325,440	$325,440	$-	$-
Restricted cash	150	150	-	-
Federal Home Loan Bank stock	3,318	-	3,318	-
Investment securities held-to-maturity	318,726	-	261,694	-
Loans, net	1,321,504	-	-	1,368,157
Total	$1,969,138	$325,590	$265,012	$1,368,157

Financial liabilities:
Deposits	2,447,806	-	-	2,449,540
Total	$2,447,806	$-	$-	$2,449,540

December 31, 2021
Financial assets:
Cash and cash equivalents	$557,403	$557,403	$-	$-
Restricted cash	150	150	-	-
Federal Home Loan Bank stock	2,814	-	2,814	-
Investment securities held-to-maturity	312,294	-	310,372	-
Loans, net	1,283,690	-	-	1,330,529
Total	$2,156,351	$557,553	$313,186	$1,330,529

Financial liabilities:
Deposits	$2,533,231	$-	$-	$2,527,806
Total	$2,533,231	$-	$-	$2,527,806

Note 11 – Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	June 30, 2022	December 31, 2021
Net unrealized (loss) gain on available-for-sale securities	$(60,238)	$(5,857)
Amounts reclassified from AOCI for (gain) on sale of investment securities available-for-sale included in net income	-	(272)
Tax effect	13,563	1,380
Unrealized holding (loss) gain on available-for-sale securities, net of tax	(46,675)	(4,749)
Gross unrealized holding loss on held-to-maturity securities	(11,972)	(15,864)
Amortization of unrealized holding loss on held-to-maturity during the period	430	3,892
Unrealized holding loss on held-to-maturity securities	(11,542)	(11,972)
Accumulated other comprehensive (loss) income	$(58,217)	$(16,721)

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

The Bank leases certain facilities from two separate entities in which two of its directors have separate ownership interests. Lease payments made to these entities during the six months ended June 30, 2022 and 2021 approximated $161 thousand and $205 thousand, respectively. During the three months ended June 30, 2022 and 2021, lease payments made to these entities approximated $97 thousand and $143 thousand, respectively.

Additionally, the Bank leases office space to third parties, with original lease terms ranging from 1 to 3 years with option periods ranging up to 12 years. At June 30, 2022, minimum future rents to be received under non-cancelable operating sublease agreements were $18 thousand and $26 thousand for the years ending December 31, 2022 and 2023, respectively.

The cash flow from operating leases included in the measurement of lease liabilities during the six months ended June 30, 2022 and 2021 were $1.4 million and $1.8 million, respectively.

The following table summarizes the lease-related assets and liabilities recorded as part of other assets and other liabilities, respectively, in our condensed consolidated statements of financial condition at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Assets
Operating lease right-of-use assets	$28,437	$23,379
Total lease assets	$28,437	$23,379
Liabilities
Current
Operating	$1,947	$1,926
Noncurrent
Operating	27,354	22,186
Total lease liabilities	$29,301	$24,112

The operating lease costs and variable lease costs were $772 thousand and $1.6 million during the three and six months ended June 30, 2022, respectively, and $959 thousand and $1.9 million during the three and six months ended June 30, 2021, respectively.

The following table provides the maturities of lease liabilities at June 30, 2022:

	Operating Leases (a)	Total
2022	$1,521	$1,521
2023	2,895	2,895
2024	2,881	2,881
2025	2,825	2,825
2026	2,615	2,615
After 2026	41,882	41,882
Total lease payments	54,619	54,619
Less: Interest (b)	25,318	25,318
Present value of lease liabilities (c)	$29,301	$29,301

Note: For leases commencing prior to 2019, minimum lease payments exclude payments to landlords for real estate taxes and common area maintenance.

(a)	Operating lease payments include $19.1 million related to options to extend lease terms that are reasonably certain of being exercised.
(b)	Calculated using the incremental borrowing rate based on the lease term for each lease.
(c)	Includes the current portion of $1.9 million for operating leases.

The following table provides the weighted-average lease term and discount rate at June 30, 2022:

	June 30, 2022	December 31, 2021
Weighted-average remaining lease term (years)
Operating leases	25.8	25.6
Weighted-average discount rate
Operating leases	4.01%	4.15%

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

Note 14 – Subsequent Events

On July 25, 2022, the Company held its annual shareholders meeting and the shareholders approved a 1-for-500 reverse stock split. The Company expects to complete the transaction in the fourth quarter of 2022, subject to the receipt of all regulatory approvals.

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

The COVID-19 pandemic and resulting governmental responses impacted our operations in 2022 and 2021.See “Note 2 – Summary of Significant Accounting Policies – COVID-19” for discussion.

Summary of Operating Results

The following table provides unaudited comparative information with respect to our results of operations for the three and six months ended June 30, 2022 and 2021, respectively:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022 Amount	2021 Amount	% Change	2022 Amount	2021 Amount	% Change
Interest income	$21,850	$20,193	8.2%	$42,839	$40,706	5.2%
Interest expense	518	358	44.7%	1,026	710	44.5%
Net interest income, before provision for loan losses	21,332	19,835	7.5%	41,813	39,996	4.5%
Provision for loan losses	1,425	475	200.0%	2,850	2,950	-3.4%
Net interest income, after provision for loan losses	19,907	19,360	2.8%	38,963	37,046	5.2%
Non-interest income	8,526	5,475	55.7%	15,919	9,685	64.4%
Non-interest expense	23,306	17,389	34.0%	45,426	35,261	28.8%
Income before income taxes	5,127	7,446	-31.1%	9,456	11,470	-17.6%
Income tax expense	998	1,536	-35.0%	1,813	2,265	-20.0%
Net income	$4,129	$5,910	-30.1%	$7,643	$9,205	-17.0%

Earnings per common share (EPS):
Basic and diluted EPS	$0.39	$0.59		$0.71	$0.92

As the above table indicates, our net income decreased in the three and six months ended June 30, 2022, as compared to the corresponding periods in 2021. In the three months ended June 30, 2022, we recorded net income after taxes of $4.1 million, a decrease of $1.8 million (or 30.1%) as compared to the same period in 2021. The primary reasons for the decrease were the $5.9 million increase in non-interest expense, partially offset by a $3.1 million increase in non-interest income, a $547 thousand increase in net interest income, and a $538 thousand decrease in income tax expense. The increase in non-interest expense is largely due to the increase of $2.3 million in technology, equipment, and depreciation, a $1.6 million increase in salaries and employee benefits, and a $1.6 million increase in general and administrative expenses to include $358 thousand related to ASC Trust LLC.

The increase in non-interest income is largely due to the $3.2 million increase in service charges and fees, primarily due to the fee income from ASC Trust LLC, and the $580 thousand increase in trustee fees, partially offset by the $919 thousand decrease in other income.

In the six months ended June 30, 2022, we recorded $7.6 million in net income, a decrease of $1.6 million (or 17.0%) from $9.2 million during the same period in 2021.  The primary reasons for the decrease were an increase of $10.2 million in non-interest expense, partially offset by the $6.2 million increase to non-interest income and the $1.9 million increase to net interest income. The increase in non-interest expense is largely due to the increase of $4.6 million in technology, equipment, and depreciation, the $2.1 million increase in salaries and employee benefits, the $2.5 million increase in general and administrative expenses to include $727 thousand related to ASC Trust LLC, the $483 thousand increase to training and education, and the $414 thousand increase to professional services.

The increase in non-interest income is primarily due to the $7.0 million increase service charges and fees, primarily due to the fee income from ASC Trust LLC, the $430 thousand increase in cardholder and merchant net income, and the $514 thousand increase in trustee fees, partially offset by the $1.5 million decrease in other income.

The following table shows the increase in our net interest margin in the three and six months ended June 30, 2022, and it also indicates the impact that the increase in our net income had on our annualized returns on average assets and average equity. During the three and six months ended June 30, 2022, our return on average equity decreased by 3.93% and increased by 2.42%, respectively as compared to the corresponding period in 2021, and our return on average assets decreased by 21 basis points and increased by 9 basis points, respectively, during the same comparative period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net interest margin	3.39%	2.86%	3.27%	3.15%
Return on average assets	0.61%	0.82%	0.78%	0.69%
Return on average equity	10.54%	14.45%	13.40%	10.98%

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

The following table sets forth our interest income, interest expense and net interest income, and our annualized net interest margin for the three and six months ended June 30, 2022 and 2021, respectively:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Interest income	21,850	$20,193	8.21%	$42,839	$40,706	5.24%
Interest expense	518	358	44.69%	1,026	710	44.51%
Net interest income	21,332	$19,835	7.55%	$41,813	$39,996	4.54%

Net interest margin	3.39%	2.86%	0.53%	3.27%	3.15%	0.12%

Net interest income increased by 7.55% and 4.54%, respectively for the three and six months ended June 30, 2022 as compared to the corresponding period in 2021.

For the three months ended June 30, 2022, net interest income increased by $1.5 million and $1.8 million, respectively,  as compared to the same period in 2021. Total interest income increased by $1.7 million due to increases of $1.0 million in earnings on investment securities and $562 thousand from short term investments during the three months ended June 30, 2022, compared to the previous year. The increase in our net interest margin was the result of an increase of 0.56% in the yield on our average earning assets in the three months ended June 30, 2022, as compared to the corresponding period of 2021, the effect of which was partially offset by an increase in the yield on our average earning liabilities by 0.04%, compared to the same comparative period.

Total interest income increased by  $2.1 million in the six months ended June 30, 2022, compared to the previous year due to increases of $2.0 million in earnings on investment securities and $674 thousand from short term investments, partially offset by $525 thousand decrease in interest income from loans during the six months ended June 30, 2022, compared to the same comparative period in the previous year.

On March 3, 2020, the Federal Open Market Committee (FOMC) reduced the target range for federal funds by 50 basis points to 1.00% - 1.25%. This rate was further reduced to a target range of 0% - 0.25% on March 16, 2020. Improvements in econcomic conditions as well as accelerating inflation resulted in the FOMC increasing the target range by 25bps to 0.25% - 0.50% on March 16, 2022, 50bps to 0.75% - 1.00% on May 4, 2022, 75bps to 1.50% - 1.75% on June 15, 2022, and by 75bps 2.25% to 2.50% on July 27, 2022. The increase in interest rates is expected to have a positive impact to the Company’s net interest income as loans and securities reprice.

Average Balances

Distribution, Rate and Yield

The following table sets forth information regarding our average balance sheet, annualized yields on interest-earning assets and interest rates on interest-bearing liabilities, the interest rate spread and the interest rate margin for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022			2021
	Average Balance	Interest Earned/Paid	Average Yield/Rate	Average Balance	Interest Earned/Paid	Average Yield/Rate
Interest earning assets:
Short term investments[1]	$336,285	$710	0.84%	$733,908	$148	0.08%
Investment Securities²	874,713	3,408	1.56%	627,809	2,400	1.53%
Loans³	1,302,894	17,732	5.44%	1,407,787	17,645	5.01%
Total earning assets	2,513,892	21,850	3.48%	2,769,504	20,193	2.92%
Noninterest earning assets	189,359			121,873
Total assets	$2,703,251			$2,891,377
Interest-bearing liabilities:
Interest-bearing checking accounts	$370,809	$9	0.01%	$346,348	$26	0.03%
Savings accounts	1,147,453	29	0.01%	1,140,536	86	0.03%
Certificates of deposit	26,263	4	0.06%	28,653	8	0.11%
Subordinated debt	35,000	476	5.44%	21,667	238	4.39%
Total interest-bearing liabilities	1,579,525	518	0.13%	1,537,204	358	0.09%
Non-interest bearing liabilities	967,025			1,190,614
Total liabilities	2,546,550			2,727,818
Stockholders’ equity	156,701			163,559
Total liabilities and stockholders’ equity	$2,703,251			$2,891,377

Net interest income		$21,332			$19,835

Interest rate spread			3.35%			2.82%
Net interest margin			3.39%			2.86%

	Six Months Ended June 30,
	2022			2021
	Average Balance	Interest Earned/Paid	Average Yield/Rate	Average Balance	Interest Earned/Paid	Average Yield/Rate
Interest earning assets:
Short term investments[1]	$398,751	$889	0.45%	$533,633	$215	0.08%
Investment securities²	862,605	6,583	1.53%	592,848	4,599	1.55%
Loans³	1,293,868	35,367	5.47%	1,416,142	35,892	5.07%
Total earning assets	2,555,224	42,839	3.35%	2,542,623	40,706	3.20%
Noninterest earning assets	172,785			127,742
Total assets	$2,728,009			$2,670,365
Interest-bearing liabilities:
Interest-bearing checking accounts	$386,141	$19	0.01%	$334,843	$50	0.03%
Savings accounts	1,170,084	58	0.01%	1,110,466	164	0.03%
Certificates of deposit	27,627	8	0.06%	28,757	20	0.14%
Subordinated debt	17,500	941	10.75%	18,333	476	5.19%
Total interest-bearing liabilities	1,601,352	1,026	0.13%	1,492,399	710	0.10%
Non-interest bearing liabilities	961,283			1,010,358
Total liabilities	2,562,635			2,502,757
Stockholders’ equity	165,374			167,608
Total liabilities and stockholders’ equity	$2,728,009			$2,670,365

Net interest income		$41,813			$39,996

Interest rate spread			3.22%			3.11%
Net interest margin			3.27%			3.15%

[1]	Short term investments consist of interest-bearing deposits that we maintain with other financial institutions.

[2]	Includes all investment securities in the Available-for-Sale and the Held-to-Maturity classifications. The Bank did not own any tax exempt securities during 2022 and 2021.
[3]

Loans include the average balance of non-accrual loans. Loan interest income includes loan fees of $621 thousand and $1.2 million in the three and six months ended June 30, 2022, respectively, and $1.0 million and $2.2 million in the three and six months ended June 30, 2021, respectively.

For the three and six months ended June 30, 2022, our total average earning assets decreased by $255.6 million and increased by $12.6 million, respectively, as compared to the same period in 2021. The decrease during the three months ended June 30, 2022, compared to the same period in 2021, is attributed to the $397.6 million decrease in our average short term investments and a $104.9 million decrease in our average loan portfolio, partially offset by a $246.9 million increase in our average investment securities. Average noninterest earning assets increased by $67.5 million. In the three and six months ended June 30, 2022, average total interest-bearing liabilities increased by $42.3 million and $109.0 million, respectively, in comparison to the same period in 2021. In the three months ended June 30, 2022, the increase was comprised of the $6.9 million increase in average savings accounts, an $24.5 million increase in average interest-bearing checking accounts, and a $13.3 million increase in subordinated debt, partially offset by a $2.4 million decrease in average certificate of deposit accounts. During the three months ended June 30, 2022, average stockholders’ equity decreased by $6.1 million (3.6%)  in comparison to the year-earlier period due to decrease in accumulated other comprehensive loss, due to the increase in market rates.

Our interest rate spread increased by 12 basis points (3.80%), and our net interest margin also increased by 13 basis points (4.03%) in the six months ended June 30, 2022, as compared to the same period in 2021. During the six months ended June 30, 2022, the increase in our interest rate spread is attributed to the 15 basis points (4.72%) increase in the average yield on our interest earning assets, from 3.20% to 3.35%, and the increase in the average rate on our interest-bearing liabilities by 3 basis points from 0.10% to 0.13%. The increase in our interest income is primarily due to the 25 bps rate hike in March 2022, 50bps in May 2022, and 75 bps in June 2022 by the Federal Open Market Committee. This impacted our loan portfolio, investment securities, and short term deposits in other banks, including the Federal Reserve Bank of San Francisco.

The following table provides information regarding the changes in interest income and interest expense, attributable to changes in rates and changes in volumes, that contributed to the total change in net interest income for the three and six months ended June 30, 2022, in comparison to the three and six months ended June 30, 2021:

	Three Months Ended June 30, 2022 vs. 2021
	(In thousands)
	Net Change in	Attributable to:
	Interest Income/Expense	Change in Rate	Change in Volume
Interest income:
Short term investments	$562	$5,606	$(5,044)
Investment securities	1,008	184	824
Loans	87	6,058	(5,971)
Total interest income	1,657	11,848	(10,191)

Interest expense:
Interest-bearing checking accounts	(17)	(70)	53
Savings accounts	(57)	(229)	172
Certificates of deposit	(4)	(15)	11
Other borrowings	238	227	11
Total interest expense	160	(87)	247

Net interest income	$1,497	$11,935	$(10,438)

	Six Months Ended June 30, 2022 vs. 2021
	(In thousands)
	Net Change in	Attributable to:
	Interest Income/Expense	Change in Rate	Change in Volume
Interest income:
Short term investments	$674	$1,949	$(1,275)
Investment securities	1,984	(149)	2,133
Loans	(525)	5,635	(6,160)
Total interest income	2,133	7,435	(5,302)

Interest expense:
Interest-bearing checking accounts	(31)	(67)	36
Savings accounts	(106)	(218)	112
Certificates of deposit	(12)	(23)	11
Other borrowings	465	1,020	(555)
Total interest expense	316	712	(396)

Net interest income	$1,817	$6,723	$(4,906)

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

If management determines that it is necessary to increase the allowance for loan losses, a provision for loan losses is recorded. For the three months ended June 30, 2022, the Bank’s provision for loan losses was $1.4 million, which was $950 thousand higher than the corresponding period of 2021. The increase is primarily due to the $2.0 million reversal in the year-earlier period and the reduction in the monthly provision for loan losses from $825 thousand to $475 thousand, which were due to the declining risk in the loan portfolio resulting from the decrease in net charge offs, the decrease in the delinquency ratio, and the decrease in non-accrual loans.

For the six months ended June 30, 2022, the Bank’s provision for loan losses was $2.9 million, which was $100 thousand lower than during the corresponding period of 2021. The decrease is mainly due to the reduction in the monthly provision for loan losses from $825 thousand to $475 thousand. In the three and six months ended June 30, 2022, management adjusted the economic risk factors to incorporate the current economic conditions, which includes fluctuations in tourism, unemployment due to the COVID-19 pandemic and inflationary concerns.

Management believes that the provision recorded was sufficient to offset the incremental risk of loss inherent in the gross loan portfolio of $1.36 billion at June 30, 2022, an increase of $38.9 million from December 31, 2021. The allowance for loan losses at June 30, 2022, was at $35.7 million or 2.63% of total gross loans outstanding as of the balance sheet date, an increase of $1.3 million from December 31, 2021. We recorded net loan charge-offs of $778 thousand and $1.5 million for the three and six months ended June 30, 2022, respectively. See “Analysis of Allowance for Loan Losses” in the Financial Condition Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for more detailed information.

Non-Interest Income

The table below represents the major components of non-interest income and the changes therein for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022 Amount	2021 Amount	Amount Change	Percent Change	2022 Amount	2021 Amount	Amount Change	Percent Change
Non-interest income
Service charges and fees	$5,099	$1,836	$3,263	177.7%	$10,552	$3,506	$7,046	201.0%
Gain on sale of investment securities	-	-	-	0.0%	-	272	(272)	-100.0%
Income from merchant services, net	891	758	133	17.5%	1,543	1,406	137	9.7%
Income from cardholders, net	985	991	(6)	-0.6%	1,538	1,245	293	23.5%
Trustee fees	729	149	580	389.3%	815	301	514	170.8%
Other income	822	1,741	(919)	-52.8%	1,471	2,955	(1,484)	-50.2%
Total non-interest income	$8,526	$5,475	$3,051	55.7%	$15,919	$9,685	$6,234	64.4%

For the three months ended June 30, 2022, non-interest income totaled $8.5 million, which represented an increase of $3.1 million (55.7%) as compared to the three months ended June 30, 2021. The increase during the three months ended June 30, 2022, is primarily attributed to the increases in income of $3.3 million from service charges and fees, $580 thousand in trustee fees, and $133 thousand in net income from merchants, partially offset by a $919 thousand decrease in other income. The increase in service charges and fees is primarily due to the $2.6 million in fees generated by ASC Trust activities and an increase in the Bank’s service charges and fee income of $613 thousand.

For the six months ended June 30, 2022, non-interest income totaled $15.9 million, which was an increase of $6.2 million (64.4%) as compared to the six months ended June 30, 2021. The increase during the six months ended June 30, 2022, is primarily attributed the $7.0 million from service charges and fees, of which $5.3 million is from income from ASC Trust LLC, and increases of $514 thousand in trustee fees, $293 thousand net income from cardholders, and $137 thousand in net income from merchant services. This is partially offset by decreases of $272 thousand from gain on sale of investment securities and $1.5 million in other income.

Non-interest Expense

The table below represents the major components of non-interest expense and the changes for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022 Amount	2021 Amount	Amount Change	Percent Change	2022 Amount	2021 Amount	Amount Change	Percent Change
Non-interest expense:
Salaries and employee benefits	$9,616	$8,004	$1,612	20.1%	$18,841	$16,700	$2,141	12.8%
Occupancy	2,443	2,132	311	14.6%	4,663	4,261	402	9.4%
Technology, equipment and depreciation	5,347	3,083	2,264	73.4%	10,668	6,024	4,644	77.1%
Insurance	466	515	(49)	-9.5%	923	1,005	(82)	-8.2%
Telecommunications	405	389	16	4.1%	855	756	99	13.1%
FDIC insurance assessment	296	516	(220)	-42.6%	618	860	(242)	-28.1%
Professional services	804	627	177	28.2%	1,607	1,192	415	34.8%
Contract services	471	719	(248)	-34.5%	919	1,340	(421)	-31.4%
Other real estate owned	13	13	-	0.0%	25	27	(2)	-7.4%
Stationery and supplies	161	(48)	209	-435.4%	330	73	257	352.1%
Training and education	307	40	267	667.5%	567	84	483	575.0%
General, administrative and other	2,978	1,399	1,579	112.9%	5,409	2,939	2,470	84.0%
Total non-interest expense	$23,307	$17,389	$5,918	34.0%	$45,425	$35,261	$10,164	28.8%

For the three months ended June 30, 2022, non-interest expense totaled $23.3 million, which was an increase of $5.9 million (34.0%) as compared to the same period in 2021. The increase is attributed to the increases of $2.3 million in technology, equipment and depreciation, $1.6 million in salaries and employee benefits, $311 thousand in occupancy, $177 thousand in professional services, $267 thousand in training and education, $209 thousand in stationery and supplies and $1.6 million in general, administrative and other, partially offset by decreases of $248 thousand in contract services and $220 thousand in FDIC insurance assessment.

For the six months ended June 30, 2022, non-interest expense totaled $45.4 million, which represented an increase of $10.2 million (28.8%) as compared to the same period in 2021. The increases are primarily attributed to the $4.6 million increase in technology, equipment, and depreciation, $2.5 million increase in general, administrative and other expense, $2.1 million increase in salaries and employee benefits, $483 thousand increase in training and education, $415 thousand increase in professional services, and $402 thousand increase in occupancy. These expenses were offset by decreases of $421 thousand in contract services and $242 thousand in the FDIC insurance assessment. The increase in general, administrative and other expenses is due to $728 thousand in ASC Trust LLC related expenses, and increases in sundry losses of $884 thousand, advertising expense of $265 thousand, public relations expense of $139 thousand, and donation expense of $100 thousand.

Income Tax Expense

For the three and six months ended June 30, 2022, the Bank recorded income tax expenses of $998 thousand and $1.8 million, respectively. The expense for the three and six months ended June 30, 2022, was $538 thousand and $452 thousand less, respectively, than the income tax expense recorded for the corresponding periods in 2021.

Financial Condition

Assets

As of June 30, 2022, total assets were $2.67 billion, a decrease of 4.18% from $2.79 billion at December 31, 2021. This $116.7 million decrease was comprised largely of the $233.8 million decrease in interest bearing deposits in banks, partially offset by the $41.2 million increase in our net investment securities portfolio, a $29.9 million increase in other assets, a rise of $37.8 million in net loans, and a $1.9 million increase in cash and due from banks. The increases in other assets is primarily due to the increase in deferred tax assets of $15.2 million, bank owned life insurance of $10.3 million and right of use lease asset of $5.1 million. The reduction in assets was associated with the $85.4 million decrease in total deposits and a $41.5 million decrease in accumulated other comprehensive loss, due to the increase in market rates, partially offset by a $5.0 million increase in retained earnings and a $5.2 million increase in other liabilities.

Interest-Earning Assets

The following table sets forth the composition of our interest-earning assets at June 30, 2022 as compared to December 31, 2021:

	June 30, 2022	December 31, 2021	Variance
Interest-earning deposits with financial institutions (including restricted cash)	$287,061	$520,893	$(233,832)
Federal Home Loan Bank stock, at cost	3,318	2,814	504
Investment securities available-for-sale	540,595	499,366	41,229
Investment securities held-to-maturity	318,726	312,294	6,432
Loans, gross	1,360,212	1,321,321	38,891
Total interest-earning assets	$2,509,912	$2,656,688	$(146,776)

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

A summary of loan balances at June 30, 2022 and December 31, 2021 is as follows:

	June 30, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
Commercial
Commercial & industrial	$273,389	20.1%	$295,835	22.4%
Commercial mortgage	761,383	56.0%	699,269	52.9%
Commercial construction	8,391	0.6%	23,588	1.8%
Commercial agriculture	572	0.0%	592	0.0%
Total commercial	1,043,735	76.7%	1,019,284	77.1%
Consumer
Residential mortgage	144,519	10.6%	135,377	10.2%
Home equity	2,537	0.2%	2,232	0.2%
Automobile	17,759	1.3%	18,220	1.4%
Other consumer loans[1]	151,662	11.1%	146,208	11.1%
Total consumer	316,477	23.3%	302,037	22.9%
Gross loans	1,360,212	100.0%	1,321,321	100.0%
Deferred loan (fees) costs, net	(2,976)		(3,223)
Allowance for loan losses	(35,732)		(34,408)
Loans, net	$1,321,504		$1,283,690

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

At June 30, 2022, total gross loans increased by $38.9 million, to $1.36 billion, from $1.32 billion at December 31, 2021. The increase in loans was attributed to a $24.5 million increase in commercial loans to $1.04 billion at June 30, 2022 from $1.02 billion at December 31, 2021 and a $14.4 million increase in consumer loans to $316.5 million at June 30, 2022, from $302.0 million at December 31, 2021. The underlying increase in commercial loans was attributed to a $62.1 million increase in commercial mortgage, partially offset by decreases in commercial & industrial by $22.4 million and commercial construction by $15.2 million. The underlying increase in consumer loans was primarily due to the increases of $9.1 million in residential mortgage loans and $5.5 million in other consumer loans, partially offset by the decrease of $461 thousand in automobile.

With the passage of the Paycheck Protection Program, administered by the Small Business Administration, the Bank actively participated in assisting its customers with applications for resources through the program. PPP loans have either a two-year or a five-year term and earn interest at 1%. The Bank believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. The Bank approved and funded over $149 million in PPP loans. At June 30, 2022, the outstanding principal balance of PPP loans was at $5.3 million. It is the Bank’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Bank could be required to establish an additional allowance for loan loss through additional credit loss expense charged to earnings.

At June 30, 2022, loans outstanding were comprised of approximately 71.74% in variable rate loans and 28.26% in fixed rate loans.

Since it first opened in 1972, the Bank has expanded its operations and its branch network, first in Guam, then in the other islands of our region and in San Francisco, California. In the interests of enhancing performance and stability through market and industry diversification, the Bank has increased its focus on growth in the San Francisco area in recent years, adding personnel with experience and expertise in the Bay Area. The following table provides figures for gross loans in the Bank’s administrative regions for June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Guam	$677,134	$684,435
Commonwealth of the Northern Mariana Islands	136,251	135,165
The Freely Associated States of Micronesia *	90,510	89,523
California	456,317	412,198
Total	$1,360,212	$1,321,321

*	The Freely Associated States (FAS) are comprised of the Federated States of Micronesia (Chuuk, Kosrae, Pohnpei and Yap), the Republic of the Marshall Islands and the Republic of Palau.

As the table indicates, the Bank’s total gross loans increased by 2.94% during the six months ended June 30, 2022. By way of comparison, loans in the California region increased by $44.1 million, or 10.7%, during the six months ended June 30, 2022. Loans in the Commonwealth of the Northern Mariana Islands increased by $1.1 million or 0.8%, and the Freely Associated States of Micronesia increased by $987 thousand, or 1.1%, during the same period. In the Guam region loans decreased by $7.3 million, or 1.07%, during the six months ended June 30, 2022.

Interest-Earning Deposits and Investment Securities

In the current lending and interest rate environment, and in order to maintain sufficient liquidity in the ordinary course of business, and to account for disbursement of the funds received from the CARES Act, the Bank held $286.9 million in unrestricted interest-earning deposits with financial institutions at June 30, 2022, a decrease of $233.8 million, or 44.9%, from the $520.7 million in such deposits at December 31, 2021. This significant decrease is the result of the disbursement of various funds received from the CARES Act, which were held in cash balances with the Federal Reserve Bank at the end of the reporting period. From December 31, 2021 to June 30, 2022, the Bank’s combined investment portfolio increased by $47.7 million, or 5.9%, from $811.7 million to $859.3 million. The growth in the investment portfolio was comprised of a $41.2 million increase in available-for-sale securities, which increased by 8.26%, from $499.4 million to $540.6 million, and a $6.4 million increase in our holdings of held-to-maturity securities, which increased by 2.6%, from $312.3 million to $318.7 million. Management believes that the Bank maintains an adequate level of liquidity.

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

The following table contains information regarding our nonperforming assets as well as restructured loans as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Non-accrual loans:
Commercial & industrial	$7,229	$7,610
Commercial mortgage	7,071	8,148
Residential mortgage	1,760	1,660
Other consumer [1]	142	152
Total non-accrual loans	16,202	17,570

Loans past due 90 days and still accruing:
Commercial & industrial	106	106
Commercial mortgage	-	-
Residential mortgage	4	77
Automobile	55	41
Other consumer[1]	832	866
Total loans past due 90 days and still accruing	997	1,090
Total nonperforming loans	17,199	18,660

Restructured loans:
Accruing loans	$33,888	$32,595
Non-accruing loans (included in nonaccrual loans above)	4,497	6,083
Total restructured loans	$38,385	$38,678

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

The above table indicates that nonperforming loans decreased by $1.5 million during the six months ended June 30, 2022, which resulted from the decrease in total non-accrual loans by $1.4 million, from $16.2 million to $17.6 million. The decrease in total non-accrual loans were due to the decreases of $1.1 million in commercial mortgage and $381 thousand in commercial & industrial loans, partially offset by an increase of $100 thousand in residential mortgage loans.

At June 30, 2022, the Bank’s largest nonperforming loans are six commercial mortgage loans totaling $6.2 million from six relationships of $3.22 million, $749 thousand, $682 thousand, $642 thousand, $497 thousand and $456 thousand, respectively, and one commercial & industrial loan relationship totaling $6.6 million. These loans were placed on non-accrual due to deficiencies in the underlying cash flow to service the monthly loan payments and meet operating expenses. At this time, management believes that the collateral and the allocated allowance for loan losses is adequate to cover these loans; however, should property values deteriorate, additional write-downs or additional provisions may be necessary.

Analysis of Allowance for Loan Losses

The allowance for loan losses was $35.7 million, or 2.63% of outstanding gross loans, as of June 30, 2022, as compared to $34.4 million, or 2.60% of outstanding gross loans, at December 31, 2021.

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

The following table summarizes the changes in our allowance for loan losses:

	Commercial	Residential Mortgages	Consumer	Total
	(Dollars in thousands)
Six Months Ended June 30, 2022
Allowance for loan losses:
Balance at beginning of period	$22,860	$2,304	$9,244	$34,408
Charge-offs	(449)	-	(2,199)	(2,648)
Recoveries	143	2	977	1,122
Provision	877	137	1,836	2,850
Ending balance	$23,431	$2,443	$9,858	$35,732

Allowance balance at end of period related to:
Loans individually evaluated for impairment	$3,513	$33	$907	$4,453
Loans collectively evaluated for impairment	19,918	2,410	8,951	31,279
Ending balance	$23,431	$2,443	$9,858	$35,732

Loan balances at end of period:
Loans individually evaluated for impairment	$12,260	$38,255	$1,093	$51,608
Loans collectively evaluated for impairment	1,031,475	108,801	168,328	1,308,604
Ending balance	$1,043,735	$147,056	$169,421	$1,360,212

Six Months Ended June 30, 2021
Allowance for loan losses:
Balance at beginning of period	$21,213	$1,990	$11,602	$34,805
Charge-offs	(77)	(4)	(2,675)	(2,756)
Recoveries	156	-	938	1,094
Provision	2,134	367	449	2,950
Ending balance	$23,426	$2,353	$10,314	$36,093

Allowance balance at end of period related to:
Loans individually evaluated for impairment	$3,503	$-	$1,041	$4,544
Loans collectively evaluated for impairment	19,923	2,353	9,273	31,549
Ending balance	$23,426	$2,353	$10,314	$36,093

Loan balances at end of period:
Loans individually evaluated for impairment	$61,338	$2,141	$1,162	$64,641
Loans collectively evaluated for impairment	1,027,531	130,059	175,443	1,333,033
Ending balance	$1,088,869	$132,200	$176,605	$1,397,674

Year Ended December 31, 2021
Allowance for loan losses:
Balance at beginning of year	$21,213	$1,990	$11,602	$34,805
Charge-offs	(115)	(99)	(4,736)	(4,950)
Recoveries	578	1	1,824	2,403
Provision	1,184	412	554	2,150
Ending balance	$22,860	$2,304	$9,244	$34,408

Allowance balance at end of year related to:
Loans individually evaluated for impairment	$3,510	$50	$941	$4,501
Loans collectively evaluated for impairment	19,350	2,254	8,303	29,907
Ending balance	$22,860	$2,304	$9,244	$34,408

Loan balances at end of year:
Loans individually evaluated for impairment	$48,459	$2,265	$1,059	$51,783
Loans collectively evaluated for impairment	970,825	135,343	163,370	1,269,538
Ending balance	$1,019,284	$137,608	$164,429	$1,321,321

Management evaluates all impaired loans not less frequently than quarterly in conjunction with our calculation and determination of the adequacy of the allowance for loan losses.

The Bank has two significant borrowing relationships in bankruptcy totaling $9.8 million at June 30, 2022. The Bank has calculated a specific reserve within the allowance for one of the borrowing relationships in bankruptcy in the amount of $3.5 million. In March 2022, a court ruling increased the availability of assets for one of the borrowing relationships in bankruptcy to satisfy its outstanding liabilities. The Bank believes it has sufficient collateral coverage to protect its current exposure in these matters, however due to the complexities of the bankruptcy cases and uncertainties surrounding ongoing negotiations, the ultimate outcomes may result in losses.

Total Cash and Cash Equivalents

Total cash and cash equivalents were $325.4 million and $557.4 million at June 30, 2022 and December 31, 2021, respectively. The decrease is the result of the disbursement of various funds received from the CARES Act. This balance, which is comprised of cash and due from bank balances and interest-bearing deposits that we maintain at other financial institutions (including the Federal Reserve Bank of San Francisco, but excepting restricted cash), will vary depending on daily cash settlement activities, the amount of highly liquid assets needed based on known events such as the repayment of borrowings and scheduled withdrawals, and actual cash on hand in the Bank’s branches.

The following table sets forth the composition of our cash and cash equivalent balances at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021	Variance
Cash and due from banks	$38,529	$36,660	$1,869
Interest-bearing deposits with financial institutions	286,911	520,743	(233,832)
Total cash and cash equivalents	$325,440	$557,403	$(231,963)

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

At June 30, 2022, the carrying value of the investment securities portfolio (excluding ASC Trust LLC stock and Federal Home Loan Bank stock) totaled $859.3 million, which represents a $47.6 million increase from the portfolio balance of $811.7 million at December 31, 2021. The table below sets forth the amortized cost and fair value of our investment securities portfolio, with gross unrealized gains and losses, at June 30, 2022 and December 31, 2021:

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$114,971	$-	$(16,550)	$98,421
U.S. government agency pool securities	66,784	12	(463)	66,333
U.S. government agency or GSE residential mortgage-backed securities	419,079	-	(43,238)	375,841
Total	$600,834	$12	$(60,251)	$540,595
Securities Held-to-Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$276,748	$-	$(52,572)	$224,176
U.S. government agency pool securities	2,143	2	(44)	2,101
U.S. government agency or GSE residential mortgage-backed securities	39,835	-	(4,418)	35,417
Total	$318,726	$2	$(57,034)	$261,694

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$114,969	$-	$(4,007)	$110,962
U.S. government agency pool securities	21,106	2	(247)	20,861
U.S. government agency or GSE residential mortgage-backed securities	369,419	1,957	(3,833)	367,543
Total	$505,494	$1,959	$(8,087)	$499,366
Securities Held-to-Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$276,188	$-	$(1,621)	$274,567
U.S. government agency pool securities	3,028	8	(45)	2,991
U.S. government agency or GSE residential mortgage-backed securities	33,078	105	(369)	32,814
Total	$312,294	$113	$(2,035)	$310,372

At June 30, 2022 and December 31, 2021, investment securities with a carrying value of $677.2 million and $558.8 million, respectively, were pledged to secure various government deposits and other public requirements.

The amortized cost and fair value of investment securities by contractual maturity at June 30, 2022 and December 31, 2021, follows:

	June 30, 2022
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$8	$8	$-	$-
Due after one but within five years	6,312	6,184	2,864	2,759
Due after five but within ten years	160,317	141,832	60,235	51,913
Due after ten years	434,197	392,571	255,627	207,022
Total	$600,834	$540,595	$318,726	$261,694

	December 31, 2021
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$105	$105	$-	$-
Due after one but within five years	8,331	8,377	1,228	1,246
Due after five but within ten years	151,682	148,389	62,925	62,257
Due after ten years	345,376	342,495	248,141	246,869
Total	$505,494	$499,366	$312,294	$310,372

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at June 30, 2022 and December 31, 2021:

	June 30, 2022
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value
Securities Available for Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$-	$-	$(16,550)	$98,421	$(16,550)	$98,421
U.S. government agency pool securities	(393)	55,607	(70)	1,465	(463)	57,072
U.S. government agency or GSE residential mortgage-backed securities	(42,188)	369,705	(1,050)	6,136	(43,238)	375,841
Total	$(42,581)	$425,312	$(17,670)	$106,022	$(60,251)	$531,334

Securities Held to Maturity
US government agency and sponsored Agencies (GSE) debt securities	$(27,604)	$94,701	$(24,968)	$129,476	$(52,572)	$224,177
U.S. government agency pool securities	(40)	1,092	(4)	46	(44)	1,138
U.S. government agency or GSE residential mortgage-backed securities	(4,376)	35,152	(42)	265,069	(4,418)	300,221
Total	$(32,020)	$130,945	$(25,014)	$394,591	$(57,034)	$525,536

	December 31, 2021
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value
Securities Available for Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(2,824)	$82,145	$(1,183)	$28,817	$(4,007)	$110,962
U.S. government agency pool securities	(71)	5,127	(176)	14,743	(247)	19,870
U.S. government agency or GSE residential mortgage-backed securities	(3,833)	290,573	-	-	(3,833)	290,573
Total	$(6,728)	$377,845	$(1,359)	$43,560	$(8,087)	$421,405

Securities Held to Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(1,395)	$159,840	$(226)	$114,726	$(1,621)	$274,566
U.S. government agency pool securities	(37)	1,507	(8)	403	(45)	1,910
U.S. government agency or GSE residential mortgage-backed securities	(362)	28,498	(7)	529	(369)	29,027
Total	$(1,794)	$189,845	$(241)	$115,658	$(2,035)	$305,503

The Company does not believe that any of the investment securities that were in an unrealized loss position as of June 30, 2022, which included a total of 232 securities, were other-than-temporarily impaired. Specifically, the 232 securities were comprised of 39 Small Business Administration Pool securities, 26 agency securities issued by Federal Home Loan Bank (FHLB), 34 mortgaged-backed securities and 19 agency securities issued by Federal Home Loan Mortgage Corporation (FHLMC), 75 mortgaged-backed securities and 1 agency security issued by Federal National Mortgage Association (FNMA), 20 mortgaged-backed securities issued by Government National Mortgage Association (GNMA) and 18 agency securities issued by Federal Farm Credit Banks (FFCB).

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

Deposits

At June 30, 2022, total deposit liabilities decreased by $85.4 million from $2.53 billion at December 31, 2021. Non-interest bearing deposits decreased by $60.3 million, to $921.3 million at June 30, 2022, compared to $981.5 million at December 31, 2021, and interest bearing deposits decreased by $25.2 million, to $1.53 billion at June 30, 2022, from $1.55 billion at December 31, 2021. The 3.37% decrease in total deposits was primarily due to the disbursement of funds from various COVID-19 federal relief programs.

The following table sets forth the composition of our interest-bearing deposit portfolio with the balances and average interest rates at June 30, 2022 and December 31, 2021, respectively:

	June 30, 2022		December 31, 2021
	Balance	Average rate	Balance	Average rate
Interest-bearing checking accounts	$368,616	0.01%	$401,753	0.03%
Savings accounts	1,131,747	0.01%	1,123,499	0.03%
Certificates of deposit	26,179	0.06%	26,442	0.12%
Total interest-bearing deposits	$1,526,542	0.01%	$1,551,694	0.03%

As mentioned earlier, the Bank has expanded its operations and its branch network since it first opened in 1972, first in Guam, then in the other islands of our region and in San Francisco, California. As time has passed, the Bank has gathered market share in each of the islands. In recent years, in order to diversify its geographic market, the Bank has increased its focus on growth in the California region. The following table provides figures for deposits in the Bank’s administrative regions at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Guam	$1,399,099	$1,386,314
Commonwealth of the Northern Mariana Islands	462,913	529,750
The Freely Associated States of Micronesia	524,943	557,444
California	60,851	59,723
Total	$2,447,806	$2,533,231

During the six months ended June 30, 2022, the Bank’s deposits decreased by $85.4 million (3.37%) to $2.45 billion compared to December 31, 2021. During this period the decrease in our deposits were in our CNMI branches by $66.8 million and FAS branches by $32.5 million. These decreases were partially offset by increases in our Guam branches by $12.8 million and California region of $1.1 million.

Borrowed Funds

The Bank has a variety of sources from which it may obtain secondary funding. These sources include, among others, the Federal Reserve Bank of San Francisco, the Federal Home Loan Bank of Des Moines, and credit lines established with our correspondent banks. Borrowings are obtained for a variety of reasons, which include, but are not limited to, funding loan growth, the purchase of investments in the absence of core deposits, and to provide additional liquidity to meet the demands of depositors.

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

At June 30, 2022 and at December 31, 2021, the Company had no short-term borrowings.

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

At June 30, 2022, our liquid assets, which include cash and due from banks, interest-earning deposits with financial institutions (excluding restricted cash), and investment securities available-for-sale totaled $866.0 million, down $190.7 million from $1.06 billion at December 31, 2021. This decrease is comprised of a $233.8 million decrease in interest bearing deposits in banks, partially offset by a $41.2 million increase in investment securities available-for-sale, and a $1.9 million increase in cash and due from banks.

Management believes we have sufficient cash to meet the demands of the distribution of funds under the CARES Act. However, we will monitor our vault cash on a daily basis, and if the need arises, we will acquire additional cash by drawing down our deposits with other financial institutions, including the Federal Bank of San Francisco.

Contractual Obligations

The Bank utilizes facilities, equipment and land under various operating leases with terms, including renewal options, ranging from 1 to 99 years.

The following table provides the maturities of lease liabilities at June 30, 2022:

	Operating Leases (a)	Total
2022	$1,521	$1,521
2023	2,895	2,895
2024	2,881	2,881
2025	2,825	2,825
2026	2,615	2,615
After 2026	41,882	41,882
Total lease payments	54,619	54,619
Less: Interest (b)	25,318	25,318
Present value of lease liabilities (c)	$29,301	$29,301

Note: For leases commencing prior to 2019, minimum lease payments exclude payments to landlords for real estate taxes and common area maintenance.

(a)	Operating lease payments include $19.1 million related to options to extend lease terms that are reasonably certain of being exercised.
(b)	Calculated using the incremental borrowing rate based on the lease term for each lease.
(c)	Includes the current portion of $1.9 million for operating leases.

The Bank leases certain facilities from two separate entities in which two of its directors have separate ownership interests. Lease payments made to these entities during the six months ended June 30, 2022 and 2021, approximated $161 thousand and $205 thousand, respectively. During the three months ended June 30, 2022 and 2021, lease payments made to these entities approximated $97 thousand and $143 thousand, respectively

Additionally, the Bank leases office space to third parties, with original lease terms ranging from 1 to 3 years with option periods ranging up to 12 years. At June 30, 2022, minimum future rents to be received under non-cancelable operating sublease agreements were $18 thousand and $26 thousand for the periods ending December 31, 2022 and 2024, respectively.

A summary of rental activities for the three and six months ended June 30, 2022, respectively, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Rent expense	$1,065	$1,015	$2,033	$2,040
Total rent expense	$1,065	$1,015	$2,033	$2,040

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

A summary of financial instruments with off-balance-sheet risk at June 30, 2022 and December 31, 2021, is as follows:

	June 30, 2022	December 31, 2021
Commitments to extend credit	$148,060	$162,569

Letters of credit:
Standby letters of credit	$47,707	$43,239
Commercial letters of credit	2,132	2,366
Total	$49,839	$45,605

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

The Bank considers its standby and commercial letters of credit to be guarantees. At June 30, 2022, the maximum undiscounted future payments that the Bank could be required to make was $49.8 million. Almost all of these arrangements mature within one year. The Bank generally has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized; however, several that are extended to the Bank’s most creditworthy customers are unsecured. The Bank has recorded $51 thousand in reserve liabilities associated with commitments to extend credit and letters of credit at June 30, 2022.

Mortgage loans serviced for others are not included in the accompanying condensed consolidated statements of financial condition. The unpaid principal balances of mortgage loans serviced for others were $174.7 million and $181.1 million at June 30, 2022 and December 31, 2021, respectively. At June 30, 2022 and December 31, 2021, the Bank’s mortgage servicing rights each totaled $1.6 million, respectively.

Capital Resources

The Company and the Bank are subject to various regulatory capital requirements administered by the United States federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s condensed consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet or exceed specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital and Common Equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). As of June 30, 2022 and December 31, 2021, the Bank met all capital adequacy requirements to which it is subject.

As of June 30, 2022, the Bank’s capital ratios each exceeded the Federal Deposit Insurance Corporation’s well capitalized standards under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There have been no conditions or events since the most recent FDIC notification that management believes have changed the Bank’s category.

The Company’s required and actual capital amounts and ratios as of June 30, 2022 and December 31, 2021, were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2022:
Total Capital (to Risk Weighted Assets)	$229,097	14.705%	$124,637	8.000%	$155,796	10.000%
Tier 1 Capital (to Risk Weighted Assets)	$175,227	11.247%	$93,477	6.000%	$124,637	8.000%
Tier 1 Capital (to Average Assets)	$175,227	6.397%	$109,566	4.000%	$136,958	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$165,444	10.619%	$70,108	4.500%	$101,267	6.500%

At December 31, 2021:
Total Capital (to Risk Weighted Assets)	$222,493	15.161%	$117,403	8.000%	$146,753	10.000%
Tier 1 Capital (to Risk Weighted Assets)	$168,623	11.490%	$88,052	6.000%	$117,403	8.000%
Tier 1 Capital (to Average Assets)	$168,623	5.792%	$116,461	4.000%	$145,577	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$158,840	10.824%	$66,039	4.500%	$95,390	6.500%

Since the formation of BankGuam Holding Company in 2011, our assets have grown by 142.5% ($1.57 billion), while our stockholders’ equity has increased by 62.6% ($55.5 million, including $86.7 million in retained earnings). The growth in equity has contributed to help keep the capital ratios to be well above the well capitalized standards.

The Bank received a large influx of deposits from the federal relief programs due to the COVID-19 pandemic, resulting in the growth of its balance sheet as compared to 2020. As of June 30, 2022, approximately $137.5 million in COVID related funds have yet to be disbursed. Although the Bank’s average assets decreased at June 30, 2022 to $2.70 billion from $2.91 billion in December 31, 2021, the growth resulting from the receipt of COVID funds has put pressure on its ratio of Tier 1 capital to average assets. Management believes that the Bank has the capacity to absorb the growth in total assets, and the tools needed to move deposits off its balance through its Trust services to continue to be above the well capitalized standards under the regulatory framework for prompt corrective action.

Reverse Stock Split

On April 12, 2022, the Company’s Board of Directors approved a 1-for-500 reverse stock split of the Company’s common stock. Subsequently on July 25, 2022, the Company held its annual shareholders meeting and the shareholders approved the reverse stock split. The Company expects to complete the transaction in the fourth quarter of 2022, subject to the receipt of all regulatory approvals. If the reverse stock split is effected, shareholders of the Company who own fewer than 500 shares of the Company’s common stock will receive a cash payment in lieu of a fraction of a share, and will no longer be shareholders of the Company. Shareholders holding 500 or more shares of the Company’s common stock will remain shareholders after the reverse stock split, and will also be entitled to receive a cash payment in lieu of receiving a fraction of a share. The Board of Directors determined that $14.75 per share outstanding prior to the reverse stock split would be a fair price to pay for shares that will be canceled in lieu of issuing a fraction of a share in connection with the reverse stock split. The Board of Directors has reserved the right to abandon the reverse stock split at any time if it believes the reverse stock split is no longer in the Company’s best interests. If effected, the Company estimates that the aggregate amount of cash that would be payable to shareholders in lieu of fractional shares as a result of the reverse stock split would be approximately $8.8 million, which would be paid by the Company out of cash on hand.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2022, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s Rules and forms and is accumulated and communicated to management, including our Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2022, that have  materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Exhibit

10.01* 10.02* 31.01

Employment Agreement dated June 25, 2022 between Bank of Guam and Joaquin P.L.G. Cook

Employment Agreement dated June 25, 2022 between Maria Eugenia H. Leon Guerrero

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

BANKGUAM HOLDING COMPANY

Date: August 11, 2022	By:	/s/ JOAQUIN P.L.G. COOK
Joaquin P.L.G. Cook, President and Chief Executive Officer

Date: August 11, 2022	By:	/s/ SYMON A. MADRAZO
Symon A. Madrazo, Senior Vice President and Chief Financial Officer