Form 10-Q
period 2022-09-30
BankGuam Holding Co
filed 2022-11-10
CIK 1527383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of October 31, 2022, there were 9,727,743 shares outstanding

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Financial Condition

(in Thousands, Except Par Value)

	September 30, 2022	December 31, 2021
ASSETS
Cash and due from banks	$38,850	$36,660
Interest bearing deposits in banks	226,163	520,743
Total cash and cash equivalents	265,013	557,403
Restricted cash	150	150
Investment securities available-for-sale, at fair value	499,235	499,366
Investment securities held-to-maturity, at amortized cost (Fair Value $240,329 at 9/30/2022 and $310,372 at 12/31/2021)	317,593	312,294
Federal Home Loan Bank stock, at cost	3,318	2,814
Loans, net of allowance for loan losses ($36,137 at 9/30/2022 and $34,408 at 12/31/2021)	1,306,889	1,283,690
Accrued interest receivable	6,054	6,715
Premises and equipment, net	20,381	20,802
Goodwill	13,014	13,014
Intangible assets	10,165	10,720
Other assets	122,935	84,620
Total assets	$2,564,747	$2,791,588
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$881,754	$981,537
Interest bearing	1,469,395	1,551,694
Total deposits	2,351,149	2,533,231
Accrued interest payable	30	46
Subordinated debt, net	34,451	34,400
Other liabilities	50,692	43,162
Total liabilities	2,436,322	2,610,839
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock $0.2083 par value; 48,000 shares authorized; 9,777 and 9,770 shares issued and 9,728 and 9,721 shares outstanding at 9/30/2022 and 12/31/2021, respectively	2,034	2,033
Preferred stock $100 par value; 300 shares authorized; 9.8 shares issued and outstanding at 9/30/2022 and 12/31/2021, respectively	980	980
Additional paid-in capital, Common stock	24,989	24,910
Additional paid-in capital, Preferred stock	8,803	8,803
Retained earnings	162,725	153,740
Accumulated other comprehensive (loss) income	(78,032)	(16,721)
Non-controlling interest	7,216	7,294
Common stock in treasury, at cost (32 shares)	(290)	(290)
Total stockholders’ equity	128,425	180,749
Total liabilities and stockholders’ equity	$2,564,747	$2,791,588

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Income

(Dollar and Share Amounts in Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest income:
Loans	$19,031	$18,011	$54,399	$53,903
Investment securities	3,605	2,591	10,188	7,190
Deposits with banks	1,397	294	2,286	508
Total interest income	24,033	20,896	66,873	61,601
Interest expense:
Savings deposits	37	112	114	326
Time deposits	3	7	11	27
Other borrowed funds	476	481	1,417	957
Total interest expense	516	600	1,542	1,310
Net interest income	23,517	20,296	65,331	60,291
Provision for loan losses	1,425	2,475	4,275	5,425
Net interest income, after provision for loan losses	22,092	17,821	61,056	54,866
Non-interest income:
Service charges and fees	4,935	4,336	15,487	7,843
Gain on sale of investment securities	-	10	-	281
Income from merchant services, net	966	721	2,509	2,127
Cardholders income, net	1,131	994	2,669	2,239
Trustee fees	861	136	1,676	437
Other income	743	4,146	2,213	7,101
Total non-interest income	8,636	10,343	24,554	20,028
Non-interest expense:
Salaries and employee benefits	9,904	10,086	28,745	26,786
Occupancy	2,603	2,268	7,267	6,529
Technology, equipment and depreciation	5,973	3,149	16,641	9,173
Insurance	468	486	1,391	1,491
Telecommunications	417	419	1,271	1,174
FDIC assessment	299	709	917	1,569
Professional services	661	784	2,268	1,976
Contract services	484	1,282	1,403	2,622
Other real estate owned	13	(28)	38	(1)
Stationery and supplies	203	129	534	202
Training and education	320	93	887	177
General, administrative and other	2,673	1,913	8,082	4,852
Total non-interest expense	24,018	21,290	69,444	56,550
Income before income taxes	6,710	6,874	16,166	18,344
Income tax expense	1,388	1,311	3,201	3,576
Net income	5,322	5,563	12,965	14,768
Net income attributable to noncontrolling interest	167	318	634	318
Net income available to BankGuam Holding Company	5,155	5,245	12,331	14,450
Preferred stock dividend	(177)	(125)	(422)	(396)
Net income attributable to common stockholders	$4,978	$5,120	$11,909	$14,054
Earnings per common share (EPS):
Basic and diluted EPS	$0.51	$0.53	$1.22	$1.45
Dividends declared per common share	$0.10	$0.10	$0.30	$0.30
Basic and diluted weighted average common shares	9,728	9,723	9,726	9,714

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

(in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$5,322	$5,563	$12,965	$14,768
Other comprehensive income (loss):
Unrealized holding gain (loss) on available-for-sale securities arising during the period, net of tax	(20,030)	(1,139)	(61,956)	(16,729)
Reclassification for (gain) realized on available-for- sale securities	-	-	-	(272)
Amortization of post-transfer unrealized holding loss on held-to-maturity securities during the period, net of tax	215	124	645	237
Total other comprehensive income (loss)	(19,815)	(1,015)	(61,311)	(16,764)
Total comprehensive income (loss)	$(14,493)	$4,548	$(48,346)	$(1,996)

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(Dollar Amounts and Number of Shares in Thousands)

	Number of Common Shares	Common Stock	Preferred Stock	Additional Paid-in Capital - Common	Additional Paid-in Capital - Preferred	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
Balances, January 1, 2022	9,721	$2,033	$980	$24,910	$8,803	$153,740	$(16,721)	$(290)	$7,294	$180,749
Net income	-	-	-	-	-	3,267	-	-	247	3,514
Change in accumulated other comprehensive income:
Unrealized loss on available-for-sale securities, net	-	-	-	-	-	-	(25,330)	-	-	(25,330)
Common stock issued under Employee Stock Purchase Plan & Service Awards	7	1	-	79	-	-	-	-	-	80
Return of capital from stocks owned by subsidiary	-	-	-	-	-	-	-	-	(8)	(8)
Cash dividends on common stock	-	-	-	-	-	(974)	-	-	(219)	(1,193)
Cash dividends on preferred stock	-	-	-	-	-	(122)	-	-	-	(122)
Balances, March 31, 2022	9,728	$2,034	$980	$24,989	$8,803	$155,911	$(42,051)	$(290)	$7,314	$157,690
Net income	-	-	-	-	-	3,909	-	-	220	4,129
Change in accumulated other comprehensive income:									-
Unrealized gain on available-for-sale securities, net	-	-	-	-	-	-	(16,166)	-	-	(16,166)
Return of capital from stocks owned by subsidiary									(52)	(52)
Cash dividends on common stock	-	-	-	-	-	(975)	-	-	(231)	(1,206)
Cash dividends on preferred stock	-	-	-	-	-	(123)	-	-	-	(123)
Balances, June 30, 2022	9,728	$2,034	$980	$24,989	$8,803	$158,722	$(58,217)	$(290)	$7,251	$144,272
Noncontrolling interest in connection with acquisition of ASC	-	-	-	-	-	-	-	-	-	-
Comprehensive income:
Net income	-	-	-	-	-	5,155	-	-	167	5,322
Change in accumulated other comprehensive income:
Unrealized gain (loss) on available-for- sale securities, net	-	-	-	-	-	-	(19,815)	-	-	(19,815)
Common stock issued under Employee Stock Purchase Plan & Service Awards	-	-	-	-	-	-	-	-	-	-
Return of capital from stocks owned by subsidiary	-	-	-	-	-	-	-	-	3	3
Cash dividends on common stock	-	-	-	-	-	(975)	-	-	(205)	(1,180)
Cash dividends on preferred stock	-	-	-	-	-	(177)	-	-	-	(177)
Balances, September 30, 2022	9,728	$2,034	$980	$24,989	$8,803	$162,725	$(78,032)	$(290)	$7,216	$128,425

	Number of Common Shares	Common Stock	Preferred Stock	Additional Paid-in Capital - Common	Additional Paid-in Capital - Preferred	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interests	Total
Balances, January 1, 2021	9,702,136	$2,029	$980	$24,777	$8,803	$137,646	$3,111	$(290)	$-	$177,056
Net income	-	-	-	-	-	3,295	-	-	-	3,295
Change in accumulated other comprehensive income:
Unrealized gain on available-for-sale securities, net	-	-	-	-	-	-	(20,735)	-	-	(20,735)
Common stock issued under Employee Stock Purchase Plan & Service Awards	11,436	2	-	95	-	-	-	-	-	97
Cash dividends on common stock	-	-	-	-	-	(970)	-	-	-	(970)
Cash dividends on preferred stock	-	-	-	-	-	(135)	-	-	-	(135)
Balances, March 31, 2021	9,713,572	$2,031	$980	$24,872	$8,803	$139,836	$(17,624)	$(290)	$-	$158,608
Net income	-	-	-	-	-	5,910	-	-	-	5,910
Change in accumulated other comprehensive income:
Unrealized loss on available-for-sale securities, net	-	-	-	-	-	-	4,986	-	-	4,986
Common stock issued under Employee Stock Purchase Plan & Service Awards	9,243	2	-	89	-	-	-	-	-	91
Cash dividends on common stock	-	-	-	-	-	(972)	-	-	-	(972)
Cash dividends on preferred stock	-	-	-	-	-	(136)	-	-	-	(136)
Balances, June 30, 2021	9,722,815	$2,033	$980	$24,961	$8,803	$144,638	$(12,638)	$(290)	$-	$168,487
Noncontrolling interest in connection with acquisition of ASC
Comprehensive income:
Net income	-	-	-	-	-	5,245	-	-	318	5,563
Change in accumulated other comprehensive income:
Unrealized gain (loss) on available-for- sale securities, net	-	-	-	-	-	-	(1,015)	-	-	(1,015)
Common stock issued under Employee Stock Purchase Plan & Service Awards	7,760	2	-	84	-	-	-	-	-	86
Return of capital from stocks owned by subsidiary		(4)								(211)
Cash dividends on common stock	-	-	-	-	-	(972)	-	-	(398)	(1,370)
Cash dividends on preferred stock	-	-	-	-	-	(125)	-	-	-	(125)
Balances, September 30, 2021	9,730,575	$2,031	$980	$24,834	$8,803	$148,786	$(13,653)	$(290)	$7,348	$178,839

The accompanying notes are an integral part of the condensed consolidated financial statements.

BankGuam Holding Company

Unaudited Condensed Consolidated Statements of Cash Flows

(in Thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$12,965	$14,768
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	4,275	5,425
Depreciation	4,026	3,190
Amortization of debt issuance costs	51	30
Amortization of fees, discounts and premiums	47	260
Proceeds from sales of loans held for sale	6,371	22,361
Origination of loans held for sale	(6,371)	(22,361)
Decrease (increase) in mortgage servicing rights	(59)	(202)
Gross realized gains on sale of available-for-sale securities	-	(281)
Realized loss on sale of premises and equipment	75	9
Noncash lease expense	(4,468)	2,144
Increase in deferred tax asset	(18,213)	(3,737)
Net change in operating assets and liabilities:
Accrued interest receivable	661	1,848
Other assets	(15,650)	(6,982)
Accrued interest payable	(16)	(24)
Lease liability	4,603	(1,943)
Other liabilities	2,907	2,562
Net cash (used in) provided by operating activities	(8,796)	17,067
Cash flows from investing activities:
Acquisition of subsidiary, ASC Trust LLC	-	(5,340)
Purchases of available-for-sale securities	(133,262)	(289,615)
Purchases of held-to-maturity securities	(9,645)	(28,060)
Proceeds from sales of available-for-sale securities	-	46,993
Maturities, prepayments and calls of available-for-sale securities	71,380	48,668
Maturities, prepayments and calls of held-to-maturity securities	4,945	24,525
Loan originations and principal collections, net	(27,456)	57,916
Income from equity investment in unconsolidated subsidiary	-	(1,183)
Dividends received from unconsolidated subsidiary	-	1,154
Purchase of FHLB stock	(504)	(479)
Proceeds from sales of premises and equipment	-	11
Purchases of premises and equipment	(3,049)	(3,422)
Net cash used in investing activities	(97,591)	(148,832)
Cash flows from financing activities:
Net (decrease) increase in deposits	(182,082)	643,476
Cost from other borrowings	-	(12)
Proceeds from issuance of subordinated debt, net	-	19,576
Proceeds from issuance of common stock	80	274
Dividends paid	(4,001)	(3,708)
Net cash (used in) provided by financing activities	(186,003)	659,606
Net change in cash, cash equivalents and restricted cash	(292,390)	527,841
Cash, cash equivalents and restricted cash at beginning of period	557,553	287,778
Cash, cash equivalents and restricted cash at end of period	$265,163	$815,619
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$95	$299
Income taxes	$2,496	$5,144
Supplemental disclosure of noncash investing and financing activities:
Net change in unrealized loss on held-to-maturity securities, net of tax	$645	$237
Net change in unrealized gain on available-for-sale securities, net of tax	$(61,957)	$(17,001)
Transfer of securities from available-for-sale securities	$-	$130,471
Transfer of securities to held-to-maturity securities	$-	$(130,471)

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

Our condensed consolidated financial condition at September 30, 2022, and the condensed consolidated results of operations for the three and nine months ended September 30, 2022, are not necessarily indicative of what our financial condition will be at December 31, 2022, or of the results of our operations that may be expected for the full year ending December 31, 2022.

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

COVID-19

The outbreak of a novel coronavirus (“COVID-19”) in 2020 and subsequent impact on public commerce and related business activities continues to impact the Company as well as a broad range of industries in which the Company’s customers operate and, in some instances, impaired their ability to fulfill their financial obligations to the Company. On March 3, 2020, the Federal Open Market Committee (FOMC) reduced the target range for federal funds by 50 basis points to 1.00% - 1.25%. This rate was further reduced to a target range of 0% - 0.25% on March 16, 2020. Improvements in economic conditions as well as accelerating inflations resulted in the FOMC increasing the target range by a total of 300bps; 25bps to 0.25% - 0.50% on March 16, 2022, 50bps to 0.75% - 1.00% on May 4, 2022, 75bps to 1.50% - 1.75% on June 15, 2022, 75bps to 2.25% - 2.50% on July 27, 2022, and 75bps to 3.00% - 3.25% on September 22, 2022.

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

Recently Issued but Not Yet Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326)”, to amend the standards for the measurement of credit losses on financial instruments by replacing the historical incurred loss impairment methodology of determining the level of the allowance for loan and lease losses (“ALLL”), including losses associated with available-for-sale securities, with a more decision-useful methodology that reflects expected credit losses over the life of a financial instrument based upon historical experience, current conditions, and reasonable and supportable forecasts in determining the ALLL level, as well as the reserve for off-balance-sheet credit exposures. The Company was preparing to implement ASU 2016-13 when it was scheduled to become effective January 1, 2020, but the FASB announced on October 16, 2019, a delay of the effective date for smaller reporting companies until January 1, 2023. The Company has evaluated the impact the new guidance will have on its financial position, results of operations and regulatory risk-based capital, and has determined that it will be immaterial. The Company will recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the first reporting period in which the new standard is effective. The Company’s current planned approach for estimating lifetime credit losses for its loan portfolio includes the following key components:

•	An economic forecast period of one year based on the relation of losses with key economic variables for each portfolio segment;
•	Segmentation of loans into pools that share common risk characteristics; and
•	Used the discounted cash flow (DCF) method to measure credit impairment on most of our loan portfolios and estimate lifetime credit losses using the conceptual components described above.

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

Note 3 – Earnings Per Common Share

Basic earnings per common share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Potential common shares that may be issued by the Company relate to shares subscribed but not yet issued in 2022 and 2021 under the Employee Stock Purchase Plan, and are reported as dilutive options. No shares were subscribed but not issued at September 30, 2022 and 2021. In April 2022, the Company suspended the Employee Stock Purchase Plan indefinitely in connection with the Company’s plans to implement a 1-for-500 reverse stock split. On July 25, 2022, the Company held its annual shareholders meeting and the shareholders approved the reverse stock split. The Company effected the reverse stock split on October 31, 2022.

Earnings per common share are computed based on reported net income, preferred stock dividends and the following common share data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income available to BankGuam Holding Company	$5,155	$5,245	$12,331	$14,450
Less preferred stock dividends	(177)	(125)	(422)	(396)
Net income attributable to common stockholders	$4,978	$5,120	$11,909	$14,054
Weighted average number of common shares outstanding - used to calculate basic and diluted earnings per common share	9,728	9,723	9,726	9,714
Earnings per common share (EPS):
Basic and diluted EPS	$0.51	$0.53	$1.22	$1.45

Note 4 – Investment Securities

The amortized cost and fair value of investment securities, with gross unrealized gains and losses, is presented as follows:

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$114,972	$-	$(22,153)	$92,819
U.S. government agency pool securities	65,153	23	(655)	64,521
U.S. government agency or GSE residential mortgage-backed securities	405,199	-	(63,304)	341,895
Total	$585,324	$23	$(86,112)	$499,235
Securities Held-to-Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$277,028	$-	$(70,663)	$206,365
U.S. government agency pool securities	2,071	-	(41)	2,030
U.S. government agency or GSE residential mortgage-backed securities	38,494	-	(6,560)	31,934
Total	$317,593	$-	$(77,264)	$240,329

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$114,969	$-	$(4,007)	$110,962
U.S. government agency pool securities	21,106	2	(247)	20,861
U.S. government agency or GSE residential mortgage-backed securities	369,419	1,957	(3,833)	367,543
Total	$505,494	$1,959	$(8,087)	$499,366
Securities Held-to-Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$276,188	$-	$(1,621)	$274,567
U.S. government agency pool securities	3,028	8	(45)	2,991
U.S. government agency or GSE residential mortgage-backed securities	33,078	105	(369)	32,814
Total	$312,294	$113	$(2,035)	$310,372

At September 30, 2022 and December 31, 2021, investment securities with a carrying value of $660.1 million and $558.8 million, respectively, were pledged to secure various government deposits and to meet other public requirements.

Proceeds and gross realized gains from the sales of available-for-sale investment securities for the nine months ended September 30, 2022 and 2021 are shown below. There were no sales of investment securities for the three months ended September 30, 2022  and 2021.

	Nine Months Ended September 30,
	2022	2021
Proceeds from sales	$-	$46,993
Gross realized gains from sales	$-	$272
Gross realized losses from sales	$-	$-

The amortized cost and estimated fair value of investment securities by contractual maturity at September 30, 2022 and December 31, 2021 are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or borrowers the right to prepay obligations with or without call or prepayment penalties. At September 30, 2022, obligations of U.S. government corporations and agencies with amortized costs totaling $902.9 million consisted of residential mortgage-backed securities totaling $443.7 million and Small Business Administration agency pool securities totaling $67.2 million whose contractual maturity, or principal repayment, will follow the repayment of the underlying small business loans or mortgages. For purposes of the following table, the entire outstanding balance of these mortgage-backed securities issued by U.S. government corporations and agencies and SBA pools is categorized based on final maturity date. At September 30, 2022, the Bank estimates the average remaining life of these mortgage-backed securities and SBA pools to be approximately 5.6 years each.

	September 30, 2022
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$-	$-	$-	$-
Due after one but within five years	9,385	8,908	2,568	2,358
Due after five but within ten years	157,687	132,278	70,805	56,840
Due after ten years	418,252	358,049	244,220	181,131
Total	$585,324	$499,235	$317,593	$240,329

	December 31, 2021
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$105	$105	$-	$-
Due after one but within five years	8,331	8,377	1,228	1,246
Due after five but within ten years	151,682	148,389	62,925	62,257
Due after ten years	345,376	342,495	248,141	246,869
Total	$505,494	$499,366	$312,294	$310,372

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2022 and December 31, 2021.

	September 30, 2022
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value
Securities Available for Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$-	$-	$(22,153)	$92,819	$(22,153)	$92,819
U.S. government agency pool securities	(487)	54,955	(168)	4,559	(655)	59,514
U.S. government agency or GSE residential mortgage-backed securities	(28,099)	174,861	(35,205)	167,034	(63,304)	341,895
Total	$(28,586)	$229,816	$(57,526)	$264,412	$(86,112)	$494,228

Securities Held to Maturity
US government agency and sponsored Agencies (GSE) debt securities	$(33,687)	$79,190	$(36,976)	$127,175	$(70,663)	$206,365
U.S. government agency pool securities	(3)	1,335	(38)	695	(41)	2,030
U.S. government agency or GSE residential mortgage-backed securities	(942)	10,906	(5,618)	21,029	(6,560)	31,935
Total	$(34,632)	$91,431	$(42,632)	$148,899	$(77,264)	$240,330

	December 31, 2021
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value
Securities Available for Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(2,824)	$82,145	$(1,183)	$28,817	$(4,007)	$110,962
U.S. government agency pool securities	(71)	5,127	(176)	14,743	(247)	19,870
U.S. government agency or GSE residential mortgage-backed securities	(3,833)	290,573	-	-	(3,833)	290,573
Total	$(6,728)	$377,845	$(1,359)	$43,560	$(8,087)	$421,405

Securities Held to Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(1,395)	$159,840	$(226)	$114,726	$(1,621)	$274,566
U.S. government agency pool securities	(37)	1,507	(8)	403	(45)	1,910
U.S. government agency or GSE residential mortgage-backed securities	(362)	28,498	(7)	529	(369)	29,027
Total	$(1,794)	$189,845	$(241)	$115,658	$(2,035)	$305,503

The investment securities that were in an unrealized loss position as of September 30, 2022, which comprised a total of 238 securities, were not other-than-temporarily impaired. Specifically, the 238 securities are comprised of the following: 45 Small Business Administration Pool securities,  26 agency securities issued by Federal Home Loan Bank (“FHLB”), 34 mortgaged-backed securities and 19 agency securities issued by Federal Home Loan Mortgage Corporation (“FHLMC”), 75 mortgaged-backed securities and 1 agency security issued by Federal National Mortgage Association (“FNMA”), 20 mortgaged-backed securities issued by Government National Mortgage Association (“GNMA”) and 18 agency securities issued by Federal Farm Credit Banks (“FFCB”).

Total gross unrealized losses were primarily attributable to changes in market interest rates, relative to when the investment securities were purchased, and not due to any change in the credit quality or rating of the investment securities which remains at AAA by Moodys. All of the Company’s investment securities are either backed by the full faith and credit of the U.S. government or carry an implied guarantee. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not likely that the Company will be required to sell the investment securities before recovery of their amortized cost, which may be at maturity. However, the Company may elect to sell certain investment securities with an unrealized loss position in its “available for sale” portfolio as needed to replenish its liquidity.

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

During the nine months ended September 30, 2022, the Bank originated and sold $6.4 million in FHLMC mortgage loans. During the nine months endedSeptember 30, 2021, the Bank originated and sold $22.4 million in FHLMC loans.

Mortgage loans serviced for others are not included in the accompanying condensed consolidated statements of financial condition. The unpaid principal balances of mortgage loans serviced for others were $172.3 million at September 30, 2022, and $181.1 million at December 31, 2021. The decrease of $8.8 million (5.09%) during the nine months ended September 30, 2022, was due to principal paydowns and payoffs during the period, which offset new loans.

We retain mortgage servicing rights on mortgage loans that we sell. Such rights represent the net positive cash flows generated from the servicing of such mortgage loans and we recognize such rights as assets on our statements of financial condition based on their estimated fair values. We receive servicing fees, less any subservicing costs, on the unpaid principal balances of such mortgage loans. Those fees are collected from the monthly payments made by the mortgagors or from the proceeds of the sale or foreclosure and liquidation of the underlying real property collateralizing the loans. At September 30, 2022 and December 31, 2021, mortgage servicing rights totaled $1.6 million each, respectively, and are included in other assets in the accompanying condensed consolidated statements of financial condition. The Bank accounts for mortgage servicing rights at fair value with changes in fair value recorded as a part of service fees and charges in the condensed consolidated statements of income.

Loans

Outstanding loan balances are presented net of unearned income, deferred loan fees, and unamortized discount and premium totaling $2.9 million at September 30, 2022, and $3.2 million at December 31, 2021. As of September 30, 2022 and December 31, 2021, our 10 largest borrowing relationships in aggregate totaled $341.9 million, respectively, in commitments, or approximately 25.40% of our total gross loans.

In October 2022, the Bank entered into three agreements to purchase a loan portfolio and mortgage servicing rights from another financial institution in Guam. The portfolio consists of commercial loans and consumer mortgages that will be purchased in three phases and will be fully executed in the first quarter of 2023. The first phase was completed in October 2022.

The loan portfolio consisted of the following at:

	September 30, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
Commercial
Commercial & industrial	$247,011	18.4%	$295,835	22.4%
Commercial mortgage	772,433	57.4%	699,269	52.9%
Commercial construction	8,443	0.6%	23,588	1.8%
Commercial agriculture	562	0.0%	592	0.0%
Total commercial	1,028,449	76.4%	1,019,284	77.1%
Consumer
Residential mortgage	145,380	10.8%	135,377	10.2%
Home equity	2,546	0.2%	2,232	0.2%
Automobile	18,189	1.4%	18,220	1.4%
Other consumer loans[1]	151,343	11.2%	146,208	11.1%
Total consumer	317,458	23.6%	302,037	22.9%
Gross loans	1,345,907	100.0%	1,321,321	100.0%
Deferred loan (fees) costs, net	(2,881)		(3,223)
Allowance for loan losses	(36,137)		(34,408)
Loans, net	$1,306,889		$1,283,690

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

Paycheck Protection Program

With the passage of the Paycheck Protection Program, or PPP, administered by the Small Business Administration, the Bank actively participated in assisting its customers with applications for resources through the program. PPP loans have either a two-year or a five-year term and earn interest at 1%. The Bank believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. The Bank approved and funded over $149 million in gross PPP loans. At September 30, 2022, the outstanding gross principal balance of PPP loans was $3.4 million with $51 thousand in unearned fees remaining. At loan origination, the Company was paid a fee from the SBA ranging from 1% to 5% based on the loan size. The unearned fees are being accreted to interest income based on the contractual maturity. It is the Bank’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Bank could be required to establish an additional allowance for loan loss through additional credit loss expense charged to earnings.

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

Beginning in 2020, management increased the loss attributes in a number of the qualitative factors to more appropriately capture the risks stemming from economic deterioration from COVID-19. The Company continually evaluates these factors and makes adjustments each quarter. During the three and nine months ended September 30, 2022, management adjusted the economic risk factors to incorporate the current economic implications, which include fluctuations in tourism, unemployment due to the COVID-19 pandemic and inflationary concerns.

Set forth below is a summary of the Bank’s activity in the allowance for loan losses during the three and nine months ended September 30, 2022, and 2021, and the year ended December 31, 2021:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021	Year Ended December 31, 2021
Balance, beginning of period	$35,732	$36,093	$34,408	$34,805	$34,805
Charged off loans	(1,559)	(968)	(4,206)	(3,723)	(4,950)
Recoveries on loans previously charged off	539	447	1,660	1,540	2,403
Provision for loan losses	1,425	2,475	4,275	5,425	2,150
Balance, end of period	$36,137	$38,047	$36,137	$38,047	$34,408

Set forth below is information regarding loan balances and the related allowance for loan losses, by portfolio type, for the three and nine months ended September 30, 2022 and 2021, and the year ended December 31, 2021, respectively.

	Commercial	Residential Mortgages	Consumer	Total
	(Dollars in thousands)
Nine Months Ended September 30, 2022
Allowance for loan losses:
Balance at beginning of period	$22,860	$2,304	$9,244	$34,408
Charge-offs	(716)	-	(3,490)	(4,206)
Recoveries	158	2	1,500	1,660
Provision	2,323	(26)	1,978	4,275
Ending balance	$24,625	$2,280	$9,232	$36,137

Allowance balance at end of period related to:
Loans individually evaluated for impairment	$3,510	$34	$920	$4,464
Loans collectively evaluated for impairment	21,115	2,246	8,312	31,673
Ending balance	$24,625	$2,280	$9,232	$36,137

Loan balances at end of period:
Loans individually evaluated for impairment	$11,854	$38,577	$1,122	$51,553
Loans collectively evaluated for impairment	1,016,595	109,349	168,410	1,294,354
Ending balance	$1,028,449	$147,926	$169,532	$1,345,907

Nine Months Ended September 30, 2021
Allowance for loan losses:
Balance at beginning of period	$21,213	$1,990	$11,602	$34,805
Charge-offs	(77)	(98)	(3,548)	(3,723)
Recoveries	173	-	1,367	1,540
Provision	1,992	453	2,980	5,425
Ending balance	$23,301	$2,345	$12,401	$38,047

Allowance balance at end of period related to:
Loans individually evaluated for impairment	$3,504	$50	$1,048	$4,602
Loans collectively evaluated for impairment	19,797	2,295	11,353	33,445
Ending balance	$23,301	$2,345	$12,401	$38,047

Loan balances at end of period:
Loans individually evaluated for impairment	$61,043	$2,922	$1,207	$65,172
Loans collectively evaluated for impairment	1,000,889	132,150	172,700	1,305,739
Ending balance	$1,061,932	$135,072	$173,907	$1,370,911

Year Ended December 31, 2021
Allowance for loan losses:
Balance at beginning of year	$21,213	$1,990	$11,602	$34,805
Charge-offs	(115)	(99)	(4,736)	(4,950)
Recoveries	578	1	1,824	2,403
Provision	1,184	412	554	2,150
Ending balance	$22,860	$2,304	$9,244	$34,408

Allowance balance at end of year related to:
Loans individually evaluated for impairment	$3,510	$50	$941	$4,501
Loans collectively evaluated for impairment	19,350	2,254	8,303	29,907
Ending balance	$22,860	$2,304	$9,244	$34,408

Loan balances at end of year:
Loans individually evaluated for impairment	$48,459	$2,265	$1,059	$51,783
Loans collectively evaluated for impairment	970,825	135,343	163,370	1,269,538
Ending balance	$1,019,284	$137,608	$164,429	$1,321,321

Credit Quality

The following table provides a summary of the delinquency status of the Bank’s loans by portfolio type:

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Non- Accrual	90 Days and Greater Still Accruing	Total Past Due	Current	Total Loans Outstanding
September 30, 2022
Commercial
Commercial & industrial	$2,610	$12,176	$6,549	$-	$21,335	$225,676	$247,011
Commercial mortgage	5,756	188	4,293	150	10,387	762,046	772,433
Commercial construction	-	-	-	-	-	8,443	8,443
Commercial agriculture	-	-	-	-	-	562	562
Total commercial	8,366	12,364	10,842	150	31,722	996,727	1,028,449

Consumer
Residential mortgage	2,328	1,246	443	4	4,021	141,359	145,380
Home equity	-	-	-	-	-	2,546	2,546
Automobile	198	92	-	73	363	17,826	18,189
Other consumer [1]	1,421	964	106	828	3,319	148,024	151,343
Total consumer	3,947	2,302	549	905	7,703	309,755	317,458
Total	$12,313	$14,666	$11,391	$1,055	$39,425	$1,306,482	$1,345,907

December 31, 2021
Commercial
Commercial & industrial	$56	$202	$7,338	$106	$7,702	$288,133	$295,835
Commercial mortgage	2,540	217	4,622	-	7,379	691,890	699,269
Commercial construction	-	-	-	-	-	23,588	23,588
Commercial agriculture	-	-	-	-	-	592	592
Total commercial	2,596	419	11,960	106	15,081	1,004,203	1,019,284

Consumer
Residential mortgage	2,194	1,236	267	77	3,774	131,603	135,377
Home equity	-	-	-	-	-	2,232	2,232
Automobile	407	162	-	41	610	17,610	18,220
Other consumer [1]	2,037	1,024	69	866	3,996	142,212	146,208
Total consumer	4,638	2,422	336	984	8,380	293,657	302,037
Total	$7,234	$2,841	$12,296	$1,090	$23,461	$1,297,860	$1,321,321

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

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

The following table provides information as of September 30, 2022 and December 31, 2021, with respect to loans on non-accrual status, by portfolio type:

	September 30, 2022	December 31, 2021
	(Dollars in thousands)
Non-accrual loans:
Commercial
Commercial & industrial	$7,101	$7,610
Commercial mortgage	5,956	8,148
Total commercial	13,057	15,758

Consumer
Residential mortgage	$2,814	$1,660
Other consumer [1]	158	152
Total consumer	2,972	1,812
Total non-accrual loans	$16,029	$17,570

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

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

The Bank classifies its loan portfolios using internal credit quality ratings, as discussed above under Allowance for Loan Losses. The following table provides a summary of loans by portfolio type and the Bank’s internal credit quality ratings as of September 30, 2022, and December 31, 2021:

	September 30, 2022	December 31, 2021
	(Dollars in thousands)
Pass:
Commercial & industrial	$213,369	$266,300
Commercial mortgage	717,216	642,835
Commercial construction	8,443	23,588
Commercial agriculture	562	592
Residential mortgage	142,103	133,176
Home equity	2,546	2,232
Automobile	18,116	18,179
Other consumer	150,357	145,190
Total pass loans	1,252,712	1,232,092

Special Mention:
Commercial & industrial	1,081	9,760
Commercial mortgage	40,811	11,051
Total special mention loans	41,892	20,811

Substandard:
Commercial & industrial	26,261	12,645
Commercial mortgage	13,764	44,661
Residential mortgage	2,515	613
Other consumer	-	2
Total substandard loans	42,540	57,921

Formula Classified:
Residential mortgage	762	1,588
Automobile	73	41
Other consumer	986	1,016
Total formula classified loans	1,821	2,645

Doubtful:
Commercial & industrial	6,300	7,130
Commercial mortgage	642	722
Total doubtful loans	6,942	7,852
Total outstanding loans, gross	$1,345,907	$1,321,321

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

The following table sets forth information regarding non-accrual loans and restructured loans at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
	(Dollars in thousands)
Impaired loans:
Restructured loans:
Non-accruing restructured loans	$4,328	$6,083
Accruing restructured loans	33,584	32,595
Total restructured loans	37,912	38,678
Other impaired loans	13,641	13,105
Total impaired loans	$51,553	$51,783

Impaired loans less than 90 days delinquent and included in total impaired loans	$39,107	$38,398

The table below contains additional information with respect to impaired loans, by portfolio type, at September 30, 2022 and December 31, 2021:

	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
September 30, 2022, with no related allowance recorded:
Commercial & industrial	$11,820	$11,943	$11,529	$34
Commercial mortgage	35,074	35,641	35,656	149
Residential mortgage	2,515	2,515	1,601	10
Other consumer	-	-	-	-
Total impaired loans with no related allowance	$49,409	$50,099	$48,786	$193

September 30, 2022, with a related allowance recorded:
Commercial & industrial	$96	$96	$230	$-
Commercial mortgage	168	183	151	-
Residential mortgage	821	831	964	-
Automobile	73	73	72	1
Other consumer	986	986	1,053	11
Total impaired loans with a related allowance	$2,144	$2,169	$2,470	$12

December 31, 2021, with no related allowance recorded:
Commercial & industrial	$11,150	$11,150	$75,812	$56
Commercial mortgage	36,935	37,182	38,456	149
Residential mortgage	612	612	221	-
Other consumer	2	2	4	-
Total impaired loans with no related allowance	$48,699	$48,946	$114,493	$205

December 31, 2021, with a related allowance recorded:
Commercial & industrial	$262	$262	$116	$2
Commercial mortgage	112	127	75	-
Residential mortgage	1,653	1,663	1,921	1
Automobile	41	41	29	1
Other consumer	1,016	1,016	1,253	8
Total impaired loans with a related allowance	$3,084	$3,109	$3,394	$12

Troubled Debt Restructurings

In accordance with FASB’s Accounting Standards Update No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring” (ASU No. 2011-02), the Bank had $37.9 million of troubled debt restructurings (“TDRs”) as of September 30, 2022, down by $767 thousand from $38.7 million at December 31, 2021, primarily in commercial mortgage loans. The restructured loans recorded with the Bank have been modified for the purpose of alleviating temporary impairments to the borrower’s financial condition. The modifications that the Bank has extended to borrowers have come in the form of a change in the repayment terms. The restructuring plan between the borrower and the Bank is designed to provide a bridge for cash flow shortfalls in the near term. As the borrower works through the near-term issues, in most cases, the original contractual terms will be reinstated.

Additional information regarding performing and nonperforming TDRs at September 30, 2022 and December 31, 2021 is set forth in the following table:

	Number of	Pre- Modification Outstanding Recorded	Principal	Post- Modification Outstanding Recorded	Outstanding Balance
	Loans	Investment	Modifications	Investment	September 30, 2022	December 31, 2021
Performing
Residential mortgage	-	$-	$-	$-	$-	$-
Commercial & industrial	8	5,734	-	5,734	4,685	3,696
Commercial mortgage	1	28,899	-	28,899	28,899	28,899
Consumer	-	-	-	-	-	-
Total performing	9	34,633	-	34,633	33,584	32,595
Nonperforming
Commercial & industrial	1	176	-	176	67	142
Commercial mortgage	6	5,954	-	5,954	4,261	5,941
Consumer	-	-	-	-	-	-
Total nonperforming	7	6,130	-	6,130	4,328	6,083
Total Troubled Debt Restructurings	16	$40,763	$-	$40,763	$37,912	$38,678

Principal modification includes principal forgiveness at the time of modification, contingent principal forgiveness granted over the life of the loan based on borrower performance.

In an effort to constructively work with borrowers affected by the COVID-19 pandemic, the Bank initiated a temporary program in March 2020 to allow for 90-day deferrals for residential mortgage and commercial loans upon request from the borrower, and a 90-day deferral for all consumer and automobile loans. The Bank did not identify these loans that were deferred and were over 30 days delinquent as TDRs. The Bank identified a specific reserve for consumer loans totaling $3.0 million at September 30, 2022. The Bank also increased its environmental factors for the reserve to account for the effects of the COVID-19 pandemic.   The Bank continues to process commercial and consumer deferral requests on a case-by-case basis.

There was one default on troubled debt restructurings following the modification during the nine months ended September 30, 2022 and 2021.

The Bank has one significant borrowing relationship in bankruptcy totaling $6.3 million at September 30, 2022. The Bank has calculated a specific reserve within the allowance for one of the borrowing relationships in bankruptcy in the amount of $3.5 million. In March 2022, a court ruling increased the availability of assets for one of the borrowing relationships in bankruptcy to satisfy its outstanding liabilities. The Bank believes it has sufficient collateral coverage to protect its current exposure in these matters, however due to the complexities of the bankruptcy cases and uncertainties surrounding ongoing negotiations, the ultimate outcomes may result in losses.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). As of September 30, 2022 and December 31, 2021, the Bank met all capital adequacy requirements to which it is subject.

As of September 30, 2022, the Bank’s capital ratios each exceeded the Federal Deposit Insurance Corporation’s well capitalized standards under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the Bank’s last regulatory examination that management believes have changed the Bank’s category.

The Company’s actual capital amounts and ratios as of September 30, 2022 and December 31, 2021 are presented in the table below.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2022:
Total Capital (to Risk Weighted Assets)	$232,755	15.057%	$123,664	8.000%	$154,580	10.000%
Tier 1 Capital (to Risk Weighted Assets)	$178,884	11.572%	$92,748	6.000%	$123,664	8.000%
Tier 1 Capital (to Average Assets)	$178,884	6.668%	$107,301	4.000%	$134,127	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$169,102	10.939%	$69,561	4.500%	$100,477	6.500%

At December 31, 2021:
Total Capital (to Risk Weighted Assets)	$222,493	15.161%	$117,403	8.000%	$146,753	10.000%
Tier 1 Capital (to Risk Weighted Assets)	$168,623	11.490%	$88,052	6.000%	$117,403	8.000%
Tier 1 Capital (to Average Assets)	$168,623	5.792%	$116,461	4.000%	$145,577	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$158,840	10.824%	$66,039	4.500%	$95,390	6.500%

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

A summary of financial instruments with off-balance-sheet risk at September 30, 2022 and December 31, 2021 is as follows:

	September 30, 2022	December 31, 2021
Commitments to extend credit	$167,117	$162,569

Letters of credit:
Standby letters of credit	$50,263	$43,239
Commercial letters of credit	2,034	2,366
Total	$52,297	$45,605

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

The Bank considers its standby and other letters of credit to be payment guarantees. At September 30, 2022, the maximum undiscounted future payments that the Bank could be required to make for all outstanding letters of credit were $52.3 million. All of these arrangements mature within one year. The Bank has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized; however, several are unsecured. The Bank had recorded $53 thousand in reserve liabilities associated with these guarantees at September 30, 2022.

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

There was no valuation allowance at September 30, 2022  and December 31, 2021, respectively, because, in management’s opinion, it is more likely than not that the total deferred tax asset of $32.3 million and $14.0 million, respectively, will be realized.

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

Financial assets measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At September 30, 2022
Available-for-sale Securities:
U.S. treasury notes and bonds	$-	$-	$-	$-
U.S. government agency and government sponsored enterprise (GSE) debt securities	-	92,819	-	92,819
U.S. government agency pool securities	-	64,521	-	64,521
U.S. government agency or GSE	-	341,895	-	341,895
Total fair value of available-for-sale securities	-	499,235	-	499,235
Other assets:
MSRs	-	-	1,640	1,640
Total fair value	$-	$499,235	$1,640	$500,875

At December 31, 2021
Available-for-sale Securities:
U.S. treasury notes and bonds	$-	$-	$-	$-
U.S. government agency and government sponsored enterprise (GSE) debt securities	-	110,962	-	110,962
U.S. government agency pool securities	-	20,861	-	20,861
U.S. government agency or GSE	-	367,543	-	367,543
Total fair value of available-for-sale securities	-	499,366	-	499,366
Other assets:
MSRs	-	-	1,581	1,581
Total fair value	$-	$499,366	$1,581	$500,947

There were no liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021.

As of September 30, 2022 and December 31, 2021, the changes in Level 3 assets measured at fair value on a recurring basis are as follows:

	September 30, 2022	December 31, 2021
Beginning balance	$1,581	$1,683
Realized and unrealized net losses:
Included in net income	59	(102)
Ending balance	$1,640	$1,581

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

The following table presents quantitative information about the valuation technique and unobservable inputs applied to Level 3 fair value measurements for financial instruments measured at fair value on a recurring basis:

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average Rate
September 30, 2022
Financial instrument:
MSRs	$1,640	Discounted Cash Flow	Discount Rate	6.02% - 7.93%	7.20%
			Weighted Average Prepayment Rate (Public Securities Association)	100%
December 31, 2021
Financial instrument:
MSRs	$1,581	Discounted Cash Flow	Discount Rate	6.02% - 7.93%	7.20%
			Weighted Average Prepayment Rate (Public Securities Association)	125%

There were no transfers into or out of the Bank’s Level 3 financial instruments for the periods ended September 30, 2022 and December 31, 2021.

Nonrecurring Fair Value Measurements

Under certain circumstances, the Bank makes adjustments to fair value for assets and liabilities even though they are not measured at fair value on an ongoing basis. The Bank did not have any financial instruments carried on the consolidated statements of financial condition by caption and by level in fair value hierarchy for a nonrecurring change in fair value at September 30, 2022 and December 31, 2021, respectively.

The fair value of loans subject to write downs is estimated using the appraised value of the underlying collateral, discounted as necessary due to management’s estimates of changes in economic conditions.

Additionally, the Bank makes adjustments to nonfinancial assets and liabilities even though they are not measured at fair value on an ongoing basis. The Bank does not have nonfinancial assets or liabilities for which a nonrecurring change in fair value has been recorded during the periods ended September 30, 2022 and December 31, 2021.

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

Investment Securities

When quoted prices are available in an active market, the Bank classifies the securities within Level 1 of the valuation hierarchy. Level 1 securities include U.S. Treasury notes and bonds. At September 30, 2022, the Company classified trading securities in Level 1.

If quoted market prices are not available, the Bank estimates fair values using pricing models and discounted cash flows that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, and credit spreads. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include U.S. GSE obligations, U.S. government agency pool securities, and other securities. Mortgage-backed securities are included in Level 2 if observable inputs are available. In certain cases where there is limited activity or less transparency around inputs to the valuation, the Bank would classify those securities in Level 3. At September 30, 2022 and December 31, 2021, the Bank did not have any Level 3 investment securities.

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

Short-Term Borrowings

The carrying amounts of federal funds purchased and FHLB advances maturing within ninety days approximate their fair values. We had no outstanding short-term borrowings at September 30, 2022 and December 31, 2021.

Long-Term Borrowings

The fair value of FHLB advances maturing after ninety days is determined based on expected present value techniques using current market interest rates for advances with similar terms and remaining maturities. We had no outstanding long-term borrowings at September 30, 2022 and December 31, 2021.

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

Fair Value of Other Financial Instruments

The estimated fair values of the Bank’s financial instruments, excluding those assets recorded at fair value on a recurring basis on the Bank’s condensed consolidated statements of financial condition, are as follows:

		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
	(Dollars in thousands)
September 30, 2022
Financial assets:
Cash and cash equivalents	$265,013	$265,013	$-	$-
Restricted cash	150	150	-	-
Federal Home Loan Bank stock	3,318	-	3,318	-
Investment securities held-to-maturity	317,593	-	240,329	-
Loans, net	1,306,888	-	-	1,353,473
Total	$1,892,962	$265,163	$243,647	$1,353,473

Financial liabilities:
Deposits	2,351,149	-	-	2,352,752
Total	$2,351,149	$-	$-	$2,352,752

December 31, 2021
Financial assets:
Cash and cash equivalents	$557,403	$557,403	$-	$-
Restricted cash	150	150	-	-
Federal Home Loan Bank stock	2,814	-	2,814	-
Investment securities held-to-maturity	312,294	-	310,372	-
Loans, net	1,283,690	-	-	1,330,529
Total	$2,156,351	$557,553	$313,186	$1,330,529

Financial liabilities:
Deposits	$2,533,231	$-	$-	$2,527,806
Total	$2,533,231	$-	$-	$2,527,806

Note 11 – Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	September 30, 2022	December 31, 2021
Net unrealized (loss) gain on available-for-sale securities	$(86,089)	$(5,857)
Amounts reclassified from AOCI for (gain) on sale of investment securities available-for-sale included in net income	-	(272)
Tax effect	19,384	1,380
Unrealized holding (loss) gain on available-for-sale securities, net of tax	(66,705)	(4,749)
Gross unrealized holding loss on held-to-maturity securities	(11,972)	(15,864)
Amortization of unrealized holding loss on held-to-maturity during the period	645	3,892
Unrealized holding loss on held-to-maturity securities	(11,327)	(11,972)
Accumulated other comprehensive (loss) income	$(78,032)	$(16,721)

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

The Bank leases certain facilities from two separate entities in which two of its directors have separate ownership interests. Lease payments made to these entities during the nine months ended September 30, 2022 and 2021 approximated $291 thousand and $302 thousand, respectively. During the three months ended September 30, 2022 and 2021, lease payments made to these entities approximated $129 thousand and $97 thousand, respectively.

Additionally, the Bank leases office space to third parties, with original lease terms ranging from 1 to 3 years with option periods ranging up to 12 years. At September 30, 2022, minimum future rents to be received under non-cancelable operating sublease agreements were $11 thousand and $29 thousand for the years ending December 31, 2022 and 2023, respectively.

The cash flow from operating leases included in the measurement of lease liabilities during the nine months ended September 30, 2022 and 2021 were $2.1 million and $2.7 million, respectively.

The following table summarizes the lease-related assets and liabilities recorded as part of other assets and other liabilities, respectively, in our condensed consolidated statements of financial condition at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Assets
Operating lease right-of-use assets	$27,846	$23,379
Total lease assets	$27,846	$23,379
Liabilities
Current
Operating	$1,932	$1,926
Noncurrent
Operating	26,905	22,186
Total lease liabilities	$28,837	$24,112

The operating lease costs and variable lease costs were $841 thousand and $2.4 million during the three and nine months ended September 30, 2022, respectively, and $911 thousand and $2.8 million during the three and nine months ended September 30, 2021, respectively.

The following table provides the maturities of lease liabilities at September 30, 2022:

	Operating Leases (a)	Total
2022	$767	$767
2023	2,893	2,893
2024	2,880	2,880
2025	2,824	2,824
2026	2,614	2,614
2027	2,282	2,282
After 2027	39,642	39,642
Total lease payments	53,902	53,902
Less: Interest (b)	25,065	25,065
Present value of lease liabilities (c)	$28,837	$28,837

Note: For leases commencing prior to 2019, minimum lease payments exclude payments to landlords for real estate taxes and common area maintenance.

(a)	Operating lease payments include $18.9 million related to options to extend lease terms that are reasonably certain of being exercised.
(b)	Calculated using the incremental borrowing rate based on the lease term for each lease.
(c)	Includes the current portion of $1.9 million for operating leases.

The following table provides the weighted-average lease term and discount rate at September 30, 2022:

	September 30, 2022	December 31, 2021
Weighted-average remaining lease term (years)
Operating leases	26.0	25.6
Weighted-average discount rate
Operating leases	4.03%	4.15%

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

Note 14 – Subsequent Events

Management has reviewed the events occurring through the date of this report, and there were no subsequent events that require additional disclosure to the accompanying financial statements except as set forth below:

Reverse Stock Split

On October 31, 2022, the Company effected a 1-for-500 shares reverse stock split of outstanding shares of its common stock. Share and per share amounts reported as of and prior to September 30, 2022 in the condensed consolidated financial statements and notes do not reflect the adjusted share and per share amounts that were effective on and after November 2, 2022, unless otherwise noted.

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

Summary of Operating Results

The following table provides unaudited comparative information with respect to our results of operations for the three and nine months ended September 30, 2022 and 2021, respectively:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022 Amount	2021 Amount	% Change	2022 Amount	2021 Amount	% Change
Interest income	$24,033	$20,896	15.0%	$66,873	$61,601	8.6%
Interest expense	516	600	-14.0%	1,542	1,310	17.7%
Net interest income, before provision for loan losses	23,517	20,296	15.9%	65,331	60,291	8.4%
Provision for loan losses	1,425	2,475	-42.4%	4,275	5,425	-21.2%
Net interest income, after provision for loan losses	22,092	17,821	24.0%	61,056	54,866	11.3%
Non-interest income	8,636	10,343	-16.5%	24,554	20,028	22.6%
Non-interest expense	24,018	21,290	12.8%	69,444	56,550	22.8%
Income before income taxes	6,710	6,874	-2.4%	16,166	18,344	-11.9%
Income tax expense	1,388	1,311	5.9%	3,201	3,576	-10.5%
Net income	$5,322	$5,563	-4.3%	$12,965	$14,768	-12.2%

Earnings per common share (EPS):
Basic and diluted EPS	$0.51	$0.53		$1.22	$1.45

As the above table indicates, our net income decreased in the three and nine months ended September 30, 2022, as compared to the corresponding periods in 2021. In the three months ended September 30, 2022, we recorded net income after taxes of $5.3 million, a decrease of $241 thousand (or 4.3%) as compared to the same period in 2021. The primary reasons for the decrease were the $1.7 million decrease in non-interest income and a $2.7 million increase in non-interest expense, partially offset by a $4.3 million increase in net interest income. The increase in non-interest expense is largely due to the increase of $2.8 million in technology, equipment, and depreciation and a $760 thousand increase in general and administrative expenses partially offset by a decrease of $798 thousand in contract services.

The decrease in non-interest income is largely due the $3.4 million gain recorded in the corresponding period in 2021 for the valuation of the pre-existing interest in ASC, partially offset by the $725 thousand increase in trust revenue, $599 thousand increase in service chares and fees and $382 thousand increase in carholder and merchant net income.

In the nine months ended September 30, 2022, we recorded $13.0 million in net income, a decrease of $1.8 million (or 12.2%) from $14.8 million during the same period in 2021 .  The primary reasons for the decrease were an increase of $12.9 million in non-interest expense, partially offset by the $4.5 million increase to non-interest income and a $6.2 million increase to net interest income. The increase in non-interest expense is largely due to the increase of $7.5 million in technology, equipment, and depreciation, the $2.0 million increase in salaries and employee benefits, the $710 thousand increase to training and education, and the $3.2 million increase in general and administrative expenses to include $757 thousand increase related to ASC Trust LLC and the $810 thousand increase to sundry losses.

The increase in non-interest income is primarily due to the $7.6 million increase service charges and fees, primarily due to the fee income from ASC Trust LLC, the $812 thousand increase in cardholder and merchant net income, and the $1.2 million increase in trustee fees, partially offset by the $4.9 million decrease in other income. The decrease in non-interest income is largely due the $3.4 million gain recorded in the corresponding period in 2021 for the valuation of the pre-existing interest in ASC.

The following table shows the increase in our net interest margin in the three and nine months ended September 30, 2022, and it also indicates the impact that the increase in our net income had on our annualized returns on average assets and average equity. During the three and nine months ended September 30, 2022, our return on average equity increase by 2.75% and decreased by 2.28%, respectively as compared to the corresponding period in 2021, and our return on average assets increased by 6 basis points and decreased by 26 basis points, respectively, during the same comparative period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net interest margin	3.90%	2.86%	3.47%	3.04%
Return on average assets	0.81%	0.75%	0.80%	1.06%
Return on average equity	15.07%	12.32%	14.86%	17.14%

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

The following table sets forth our interest income, interest expense and net interest income, and our annualized net interest margin for the three and nine months ended September 30, 2022 and 2021, respectively:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Interest income	24,033	$20,896	15.01%	$66,873	$61,601	8.56%
Interest expense	516	600	-14.00%	1,541	1,310	17.63%
Net interest income	23,517	$20,296	15.87%	$65,332	$60,291	8.36%

Net interest margin	3.90%	2.86%	1.04%	3.47%	3.04%	0.42%

Net interest income increased by 15.87% and 8.36%, respectively for the three and nine months ended September 30, 2022 as compared to the corresponding period in 2021.

For the three months ended September 30, 2022, net interest income increased by $3.2 million and $5.0 million, respectively,  as compared to the same period in 2021. Total interest income increased by $3.1 million due to increases of $1.1 million in earnings from short term investments, $1.0 million from investment securities, and $1.0 million from loans during the three months ended September 30, 2022, compared to the previous year. The increase in our net interest margin was the result of an increase of 1.05% in the yield on our average earning assets in the three months ended September 30, 2022, as compared to the corresponding period of 2021, the effect of which was compounded by a decrease in the yield on our average earning liabilities by 0.02%, compared to the same comparative period.

Total interest income increased by $5.3 million in the nine months ended September 30, 2022, compared to the previous year due to increases of $3.0 million in earnings on investment securities, $1.8 million from short term investments and $496 thousand from loans during the nine months ended September 30, 2022, compared to the same comparative period in the previous year.

On March 3, 2020, the Federal Open Market Committee (FOMC) reduced the target range for federal funds by 50 basis points to 1.00% - 1.25%. This rate was further reduced to a target range of 0% - 0.25% on March 16, 2020. Improvements in econcomic conditions as well as accelerating inflation resulted in the FOMC increasing the target range by a total of 300 bps; 25bps to 0.25% - 0.50% on March 16, 2022, 50bps to 0.75% - 1.00% on May 4, 2022, 75bps to 1.50% - 1.75% on June 15, 2022, by 75bps 2.25% to 2.50% on July 27, 2022 and 75bps to 3.00% - 3.25% on September 22, 2022. The increase in interest rates is expected to have a positive impact to the Company’s net interest income as loans and securities reprice.

Average Balances

Distribution, Rate and Yield

The following table sets forth information regarding our average balance sheet, annualized yields on interest-earning assets and interest rates on interest-bearing liabilities, the interest rate spread and the interest rate margin for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022			2021
	Average Balance	Interest Earned/Paid	Average Yield/Rate	Average Balance	Interest Earned/Paid	Average Yield/Rate
Interest earning assets:
Short term investments[1]	$265,410	$1,397	2.11%	$759,864	$294	0.15%
Investment Securities²	844,156	3,605	1.71%	708,522	2,591	1.46%
Loans³	1,302,286	19,031	5.85%	1,373,838	18,011	5.24%
Total earning assets	2,411,852	24,033	3.99%	2,842,224	20,896	2.94%
Noninterest earning assets	208,196			138,897
Total assets	$2,620,048			$2,981,121
Interest-bearing liabilities:
Interest-bearing checking accounts	$380,939	$9	0.01%	$332,811	$25	0.03%
Savings accounts	1,094,632	28	0.01%	1,150,710	87	0.03%
Certificates of deposit	25,469	3	0.05%	29,500	7	0.09%
Subordinated debt	35,000	476	5.44%	34,377	481	5.60%
Total interest-bearing liabilities	1,536,040	516	0.13%	1,547,398	600	0.16%
Non-interest bearing liabilities	942,741			1,253,163
Total liabilities	2,478,781			2,800,561
Stockholders’ equity	141,267			180,560
Total liabilities and stockholders’ equity	$2,620,048			$2,981,121

Net interest income		$23,517			$20,296

Interest rate spread			3.85%			2.79%
Net interest margin			3.90%			2.86%

	Nine Months Ended September 30,
	2022			2021
	Average Balance	Interest Earned/Paid	Average Yield/Rate	Average Balance	Interest Earned/Paid	Average Yield/Rate
Interest earning assets:
Short term investments[1]	$354,304	$2,286	0.86%	$609,043	$508	0.11%
Investment securities²	856,456	10,188	1.59%	631,406	7,190	1.52%
Loans³	1,296,674	54,399	5.59%	1,402,040	53,903	5.13%
Total earning assets	2,507,434	66,873	3.56%	2,642,489	61,601	3.11%
Noninterest earning assets	186,576			131,813
Total assets	$2,694,010			$2,774,302
Interest-bearing liabilities:
Interest-bearing checking accounts	$384,407	$29	0.01%	$334,166	$74	0.03%
Savings accounts	1,144,933	85	0.01%	1,123,880	252	0.03%
Certificates of deposit	26,908	11	0.05%	29,004	27	0.12%
Subordinated debt	26,250	1,416	7.19%	23,533	957	5.42%
Total interest-bearing liabilities	1,582,498	1,541	0.13%	1,510,583	1,310	0.12%
Non-interest bearing liabilities	954,443			1,091,420
Total liabilities	2,536,941			2,602,003
Stockholders’ equity	157,069			172,299
Total liabilities and stockholders’ equity	$2,694,010			$2,774,302

Net interest income		$65,332			$60,291

Interest rate spread			3.43%			2.99%
Net interest margin			3.47%			3.04%

[1]	Short term investments consist of interest-bearing deposits that we maintain with other financial institutions.

[2]	Includes all investment securities in the Available-for-Sale and the Held-to-Maturity classifications. The Bank did not own any tax exempt securities during 2022 and 2021.
[3]

Loans include the average balance of non-accrual loans. Loan interest income includes loan fees of $611 thousand and $1.8 million in the three and nine months ended September 30, 2022, respectively, and $884 thousand and $3.1 million in the three and nine months ended September 30, 2021, respectively.

For the three and nine months ended September 30, 2022, our total average earning assets decreased by $430.4 million and $135.1 million, respectively, as compared to the same period in 2021. The decrease during the three months ended September 30, 2022, compared to the same period in 2021, is attributed to the $494.5 million decrease in our average short term investments and a $71.6 million decrease in our average loan portfolio, partially offset by a $135.6 million increase in our average investment securities. Average noninterest earning assets increased by $69.3 million. In the three and nine months ended September 30, 2022, average total interest-bearing liabilities decreased by $11.4 million and increased by $71.9 million, respectively, in comparison to the same period in 2021. In the three months ended September 30, 2022, the decrease was comprised of the $56.1 million decrease in average savings accounts and a $4.0 million decrease in average certificate of deposit accounts, partially offset by a $48.1 million increase in average interest-bearing checking accounts. During the three months ended September 30, 2022, average stockholders’ equity decreased by $39.3 million (21.8%)  in comparison to the year-earlier period due to decrease in accumulated other comprehensive loss, due to the increase in market rates.

Our interest rate spread increased by 44 basis points (14.49%), and our net interest margin also increased by 43 basis points (14.20%) in the nine months ended September 30, 2022, as compared to the same period in 2021. During the nine months ended September 30, 2022, the increase in our interest rate spread is attributed to the 45 basis points (14.41%) increase in the average yield on our interest earning assets, from 3.11% to 3.56%, and the increase in the average rate on our interest-bearing liabilities by 1 basis points from 0.12% to 0.13%. The increase in our interest income is primarily due to the 25 bps rate hike in March 2022, 50bps in May 2022, 75 bps in June 2022, 75 bps in July 2022, and another 75 bps in September 2022. by the Federal Open Market Committee. This impacted our loan portfolio, investment securities, and short term deposits in other banks, including the Federal Reserve Bank of San Francisco.

The following table provides information regarding the changes in interest income and interest expense, attributable to changes in rates and changes in volumes, that contributed to the total change in net interest income for the three and nine months ended September 30, 2022, in comparison to the three and nine months ended September 30, 2021:

	Three Months Ended September 30, 2022 vs. 2021
	(In thousands)
	Net Change in	Attributable to:
	Interest Income/Expense	Change in Rate	Change in Volume
Interest income:
Short term investments	$1,103	$14,822	$(13,719)
Investment securities	1,014	1,739	(725)
Loans	1,020	8,263	(7,243)
Total interest income	3,137	24,824	(21,687)

Interest expense:
Interest-bearing checking accounts	(16)	(69)	53
Savings accounts	(59)	(230)	171
Certificates of deposit	(4)	(14)	10
Other borrowings	(5)	(54)	49
Total interest expense	(84)	(367)	283

Net interest income	$3,221	$25,191	$(21,970)

	Nine Months Ended September 30, 2022 vs. 2021
	(In thousands)
	Net Change in	Attributable to:
	Interest Income/Expense	Change in Rate	Change in Volume
Interest income:
Short term investments	$1,778	$4,562	$(2,784)
Investment securities	2,998	428	2,570
Loans	496	6,555	(6,059)
Total interest income	5,272	11,545	(6,273)

Interest expense:
Interest-bearing checking accounts	(45)	(65)	20
Savings accounts	(167)	(225)	58
Certificates of deposit	(16)	(20)	4
Other borrowings	459	417	42
Total interest expense	231	107	124

Net interest income	$5,041	$11,438	$(6,397)

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

If management determines that it is necessary to increase the allowance for loan losses, a provision for loan losses is recorded. For the three months ended September 30, 2022, the Bank’s provision for loan losses was $1.4 million, which was $1.1 million lower than the corresponding period of 2021. The decrease is primarily due to the reduction in the monthly provision for loan losses from $825 thousand to $475 thousand, which were due to the declining risk in the loan portfolio resulting from the decrease in net charge offs, the decrease in the delinquency ratio, and the decrease in non-accrual loans.

For the nine months ended September 30, 2022, the Bank’s provision for loan losses was $4.3 million, which was $1.2 million lower than during the corresponding period of 2021. The decrease is mainly due to the reduction in the monthly provision for loan losses from $825 thousand to $475 thousand. In the three and nine months ended September 30, 2022, management adjusted the economic risk factors to incorporate the current economic conditions, which includes fluctuations in tourism, unemployment due to the COVID-19 pandemic and inflationary concerns.

Management believes that the provision recorded was sufficient to offset the incremental risk of loss inherent in the gross loan portfolio of $1.35 billion at September 30, 2022, an increase of $24.6 million from December 31, 2021. The allowance for loan losses at September 30, 2022, was at $36.1 million or 2.68% of total gross loans outstanding as of the balance sheet date, an increase of $1.7 million from December 31, 2021. We recorded net loan charge-offs of $1.0 million and $2.5 million for the three and nine months ended September 30, 2022, respectively. See “Analysis of Allowance for Loan Losses” in the Financial Condition Section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for more detailed information.

Non-Interest Income

The table below represents the major components of non-interest income and the changes therein for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022 Amount	2021 Amount	Amount Change	Percent Change	2022 Amount	2021 Amount	Amount Change	Percent Change
Non-interest income
Service charges and fees	$4,935	$4,336	$599	13.8%	$15,487	$7,843	$7,644	97.5%
Gain on sale of investment securities	-	10	(10)	-100.0%	-	281	(281)	-100.0%
Income from merchant services, net	966	721	245	34.0%	2,509	2,127	382	18.0%
Income from cardholders, net	1,131	994	137	13.8%	2,669	2,239	430	19.2%
Trustee fees	861	136	725	533.1%	1,676	437	1,239	283.5%
Other income	743	4,146	(3,403)	-82.1%	2,213	7,101	(4,888)	-68.8%
Total non-interest income	$8,636	$10,343	$(1,707)	-16.5%	$24,554	$20,028	$4,526	22.6%

For the three months ended September 30, 2022, non-interest income totaled $8.6 million, which represented an decrease of $1.7 million (16.5%) as compared to the three months ended September 30, 2021. The decrease during the three months ended September 30, 2022, is primarily attributed to a $3.4 million decrease in other income, partially offset the increases in income of $725 thousand in trustee fees, $599 thousand from service charges and fees, $245 thousand in net income from merchants, and $137 thousand increase in net income from cardholders. The decrease in non-interest income is largely due the $3.4 million gain recorded in corresponding period in 2021 for the valuation of the pre-existing interest in ASC.

For the nine months ended September 30, 2022, non-interest income totaled $24.6 million, which was an increase of $4.5 million (22.6%) as compared to the nine months ended September 30, 2021. The increase during the nine months ended September 30, 2022, is primarily attributed the $7.6 million from service charges and fees, of which $5.1 million is from income from ASC Trust LLC, and increases of $1.2 million in trustee fees, $430 thousand net income from cardholders, and $382 thousand in net income from merchant services. This is partially offset by decreases of $281 thousand from gain on sale of investment securities and $4.9 million in other income. The decrease in other income is largely due the $3.4 million gain recorded in corresponding period in 2021 for the valuation of the pre-existing interest in ASC.

Non-interest Expense

The table below represents the major components of non-interest expense and the changes for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022 Amount	2021 Amount	Amount Change	Percent Change	2022 Amount	2021 Amount	Amount Change	Percent Change
Non-interest expense:
Salaries and employee benefits	$9,904	$10,086	$(182)	-1.8%	$28,745	$26,786	$1,959	7.3%
Occupancy	2,603	2,268	335	14.8%	7,267	6,529	738	11.3%
Technology, equipment and depreciation	5,973	3,149	2,824	89.7%	16,641	9,173	7,468	81.4%
Insurance	468	486	(18)	-3.7%	1,391	1,491	(100)	-6.7%
Telecommunications	417	419	(2)	-0.5%	1,271	1,174	97	8.3%
FDIC insurance assessment	299	709	(410)	-57.8%	917	1,569	(652)	-41.6%
Professional services	661	784	(123)	-15.7%	2,268	1,976	292	14.8%
Contract services	484	1,282	(798)	-62.2%	1,403	2,622	(1,219)	-46.5%
Other real estate owned	13	(28)	41	-146.4%	38	(1)	39	-3900.0%
Stationery and supplies	203	129	74	57.4%	534	202	332	164.4%
Training and education	320	93	227	244.1%	887	177	710	401.1%
General, administrative and other	2,673	1,913	760	39.7%	8,082	4,852	3,230	66.6%
Total non-interest expense	$24,018	$21,290	$2,728	12.8%	$69,444	$56,550	$12,894	22.8%

For the three months ended September 30, 2022, non-interest expense totaled $24.0 million, which was an increase of $2.7 million (12.8%) as compared to the same period in 2021. The increase is attributed to the increases of $2.8 million in technology, equipment and depreciation, $335 thousand in occupancy, $227 thousand in training and education, and $760 thousand in general, administrative and other, partially offset by decreases of $798 thousand in contract services, $410 thousand in FDIC insurance assessment, and $123 thousand in professional services.

For the nine months ended September 30, 2022, non-interest expense totaled $69.4 million, which represented an increase of $12.9 million (22.8%) as compared to the same period in 2021. The increases are primarily attributed to the $7.5 million increase in technology, equipment, and depreciation, $2.0 million increase in salaries and employee benefits, $738 thousand increase in occupancy, $710 thousand increase in training and education, $332 thousand increase in stationery and supplies, $292 thousand increase in professional services, and $3.2 million increase in general, administrative and other expense. These expenses were offset by decreases of $1.2 million in contract services and $652 thousand in the FDIC insurance assessment. The increase in general, administrative and other expenses is due to increases of $810 thousand in sundry losses, $757 thousand in ASC Trust LLC related expenses, $365 thousand in advertising expenses, $258 thousand in public relations expense, and $212 thousand in donation expense.

Income Tax Expense

For the three and nine months ended September 30, 2022, the Bank recorded income tax expenses of $1.4 million and $3.2 million, respectively. The expense for the three and nine months ended September 30, 2022, was $77 thousand more and $375 thousand less, respectively, than the income tax expense recorded for the corresponding periods in 2021.

Financial Condition

Assets

As of September 30, 2022 total assets were $2.56 billion, a decrease of 8.13% from $2.79 billion at December 31, 2021. This $226.8 million decrease was comprised largely of the $294.6 million decrease in interest bearing deposits in banks, partially offset by the $5.3 million increase in our net investment securities portfolio, a $38.3 million increase in other assets, a rise of $23.2 million in net loans, and a $2.2 million increase in cash and due from banks. The increases in other assets is primarily due to the increase in deferred tax assets of $21.2 million, bank owned life insurance of $10.2 million and right of use lease asset of $4.5 million. The reduction in assets was associated with the $182.1 million decrease in total deposits and a $61.3 million decrease in accumulated other comprehensive loss due to the increase in market rates, partially offset by a $9.0 million increase in retained earnings and a $7.5 million increase in other liabilities.

Interest-Earning Assets

The following table sets forth the composition of our interest-earning assets at September 30, 2022 as compared to December 31, 2021:

	September 30, 2022	December 31, 2021	Variance
Interest-earning deposits with financial institutions (including restricted cash)	$226,313	$520,893	$(294,580)
Federal Home Loan Bank stock, at cost	3,318	2,814	504
Investment securities available-for-sale	499,235	499,366	(131)
Investment securities held-to-maturity	317,593	312,294	5,299
Loans, gross	1,345,906	1,321,321	24,585
Total interest-earning assets	$2,392,365	$2,656,688	$(264,323)

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

A summary of loan balances at September 30, 2022 and December 31, 2021 is as follows:

	September 30, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
Commercial
Commercial & industrial	$247,011	18.4%	$295,835	22.4%
Commercial mortgage	772,433	57.4%	699,269	52.9%
Commercial construction	8,443	0.6%	23,588	1.8%
Commercial agriculture	562	0.0%	592	0.0%
Total commercial	1,028,449	76.4%	1,019,284	77.1%
Consumer
Residential mortgage	145,380	10.8%	135,377	10.2%
Home equity	2,546	0.2%	2,232	0.2%
Automobile	18,189	1.4%	18,220	1.4%
Other consumer loans[1]	151,343	11.2%	146,208	11.1%
Total consumer	317,458	23.6%	302,037	22.9%
Gross loans	1,345,907	100.0%	1,321,321	100.0%
Deferred loan (fees) costs, net	(2,881)		(3,223)
Allowance for loan losses	(36,137)		(34,408)
Loans, net	$1,306,889		$1,283,690

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

At September 30, 2022, total gross loans increased by $24.6 million, to $1.35 billion, from $1.32 billion at December 31, 2021. The increase in loans was attributed to a $9.2 million increase in commercial loans to $1.03 billion at September 30, 2022 from $1.02 billion at December 31, 2021 and a $15.4 million increase in consumer loans to $317.5 million at September 30, 2022 from $302.0 million at December 31, 2021. The underlying increase in commercial loans was attributed to a $73.2 million increase in commercial mortgage, partially offset by decreases in commercial & industrial by $48.8 million and commercial construction by $15.1 million. The underlying increase in consumer loans was primarily due to the increases of $10.0 million in residential mortgage loans and $5.1 million in other consumer loans.

With the passage of the Paycheck Protection Program, administered by the Small Business Administration, the Bank actively participated in assisting its customers with applications for resources through the program. PPP loans have either a two-year or a five-year term and earn interest at 1%. The Bank believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program.  The Bank approved and funded over $149 million in PPP loans. At September 30, 2022, the outstanding principal balance of PPP loans was at $3.4 million.  It is the Bank’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Bank could be required to establish an additional allowance for loan loss through additional credit loss expense charged to earnings.

At September 30, 2022, loans outstanding were comprised of approximately 71.96% in variable rate loans and 28.04% in fixed rate loans.

Since it first opened in 1972, the Bank has expanded its operations and its branch network, first in Guam, then in the other islands of our region and in San Francisco, California. In the interests of enhancing performance and stability through market and industry diversification, the Bank has increased its focus on growth in the San Francisco area in recent years, adding personnel with experience and expertise in the Bay Area. The following table provides figures for gross loans in the Bank’s administrative regions for September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Guam	$656,278	$684,435
Commonwealth of the Northern Mariana Islands	134,914	135,165
The Freely Associated States of Micronesia *	89,704	89,523
California	465,011	412,198
Total	$1,345,907	$1,321,321

*	The Freely Associated States (FAS) are comprised of the Federated States of Micronesia (Chuuk, Kosrae, Pohnpei and Yap), the Republic of the Marshall Islands and the Republic of Palau.

As the table indicates, the Bank’s total gross loans increased by 1.86% during the nine months ended September 30, 2022. By way of comparison, loans in the California region increased by $52.8 million, or 12.81%, during the nine months ended September 30, 2022. Loans in the Freely Associated States of Micronesia increased by $181 thousand, or 0.20%, during the same period. In the Guam region loans decreased by $28.2 million, or 4.11% and loans in the Commonwealth of the Northern Mariana Islands decreased by $251 thousand or 0.19%, during the nine months ended September 30, 2022.

Interest-Earning Deposits and Investment Securities

In the current lending and interest rate environment, and in order to maintain sufficient liquidity in the ordinary course of business, and to account for disbursement of the funds received from the CARES Act, the Bank held $226.2 million in unrestricted interest-earning deposits with financial institutions at September 30, 2022, a decrease of $294.6 million, or 56.6%, from the $520.7 million in such deposits at December 31, 2021. This significant decrease is the result of the disbursement of various funds received from the CARES Act, which were held in cash balances with the Federal Reserve Bank at the end of the reporting period. From December 31, 2021 to September 30, 2022, the Bank’s combined investment portfolio increased by $5.2 million, or 0.6%, from $811.7 million to $816.8 million. The growth in the investment portfolio was comprised of a $5.3 million increase in our holdings of held-to-maturity securities, which increased by 1.7%, from $312.3 million to $317.6 million a $131 thousand decrease in available-for-sale securities, which decreased by 0.03%, from $499.4 million to $499.2 million, and. Management believes that the Bank maintains an adequate level of liquidity.

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

The following table contains information regarding our nonperforming assets as well as restructured loans as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Non-accrual loans:
Commercial & industrial	$7,101	$7,610
Commercial mortgage	5,956	8,148
Residential mortgage	2,814	1,660
Other consumer [1]	158	152
Total non-accrual loans	16,029	17,570

Loans past due 90 days and still accruing:
Commercial & industrial	-	106
Commercial mortgage	150	-
Residential mortgage	4	77
Automobile	73	41
Other consumer[1]	828	866
Total loans past due 90 days and still accruing	1,055	1,090
Total nonperforming loans	17,084	18,660

Restructured loans:
Accruing loans	$33,584	$32,595
Non-accruing loans (included in nonaccrual loans above)	4,328	6,083
Total restructured loans	$37,912	$38,678

[1]	Comprised of other revolving credit, installment loans, and overdrafts.

The above table indicates that nonperforming loans decreased by $1.6 million during the nine months ended September 30, 2022, which resulted from the decrease in total non-accrual loans by $1.6 million, from $17.6 million to $16.0 million. The decrease in total non-accrual loans were due to the decreases of $2.2 million in commercial mortgage and $509 thousand in commercial & industrial loans, partially offset by an increase of $1.2 million in residential mortgage loans.

At September 30, 2022, the Bank’s largest nonperforming loans are five commercial mortgage loans totaling $5.6 million from five relationships of $3.22 million, $723 thousand, $647 thousand, $642 thousand, and $426 thousand, respectively, and one commercial & industrial loan relationship totaling $6.3 million. These loans were placed on non-accrual due to deficiencies in the underlying cash flow to service the monthly loan payments and meet operating expenses. At this time, management believes that the collateral and the allocated allowance for loan losses is adequate to cover these loans; however, should property values deteriorate, additional write-downs or additional provisions may be necessary.

Analysis of Allowance for Loan Losses

The allowance for loan losses was $36.1 million, or 2.68% of outstanding gross loans, as of September 30, 2022, as compared to $34.4 million, or 2.60% of outstanding gross loans, at December 31, 2021.

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

The following table summarizes the changes in our allowance for loan losses:

	Commercial	Residential Mortgages	Consumer	Total
	(Dollars in thousands)
Nine Months Ended September 30, 2022
Allowance for loan losses:
Balance at beginning of period	$22,860	$2,304	$9,244	$34,408
Charge-offs	(716)	-	(3,490)	(4,206)
Recoveries	158	2	1,500	1,660
Provision	2,323	(26)	1,978	4,275
Ending balance	$24,625	$2,280	$9,232	$36,137

Allowance balance at end of period related to:
Loans individually evaluated for impairment	$3,510	$34	$920	$4,464
Loans collectively evaluated for impairment	21,115	2,246	8,312	31,673
Ending balance	$24,625	$2,280	$9,232	$36,137

Loan balances at end of period:
Loans individually evaluated for impairment	$11,854	$38,577	$1,122	$51,553
Loans collectively evaluated for impairment	1,016,595	109,349	168,410	1,294,354
Ending balance	$1,028,449	$147,926	$169,532	$1,345,907

Nine Months Ended September 30, 2021
Allowance for loan losses:
Balance at beginning of period	$21,213	$1,990	$11,602	$34,805
Charge-offs	(77)	(98)	(3,548)	(3,723)
Recoveries	173	-	1,367	1,540
Provision	1,992	453	2,980	5,425
Ending balance	$23,301	$2,345	$12,401	$38,047

Allowance balance at end of period related to:
Loans individually evaluated for impairment	$3,504	$50	$1,048	$4,602
Loans collectively evaluated for impairment	19,797	2,295	11,353	33,445
Ending balance	$23,301	$2,345	$12,401	$38,047

Loan balances at end of period:
Loans individually evaluated for impairment	$61,043	$2,922	$1,207	$65,172
Loans collectively evaluated for impairment	1,000,889	132,150	172,700	1,305,739
Ending balance	$1,061,932	$135,072	$173,907	$1,370,911

Year Ended December 31, 2021
Allowance for loan losses:
Balance at beginning of year	$21,213	$1,990	$11,602	$34,805
Charge-offs	(115)	(99)	(4,736)	(4,950)
Recoveries	578	1	1,824	2,403
Provision	1,184	412	554	2,150
Ending balance	$22,860	$2,304	$9,244	$34,408

Allowance balance at end of year related to:
Loans individually evaluated for impairment	$3,510	$50	$941	$4,501
Loans collectively evaluated for impairment	19,350	2,254	8,303	29,907
Ending balance	$22,860	$2,304	$9,244	$34,408

Loan balances at end of year:
Loans individually evaluated for impairment	$48,459	$2,265	$1,059	$51,783
Loans collectively evaluated for impairment	970,825	135,343	163,370	1,269,538
Ending balance	$1,019,284	$137,608	$164,429	$1,321,321

Management evaluates all impaired loans not less frequently than quarterly in conjunction with our calculation and determination of the adequacy of the allowance for loan losses.

The Bank has one significant borrowing relationships in bankruptcy totaling $6.3 million at September 30, 2022. The Bank has calculated a specific reserve within the allowance for one of the borrowing relationships in bankruptcy in the amount of $3.5 million. In March 2022, a court ruling increased the availability of assets for one of the borrowing relationships in bankruptcy to satisfy its outstanding liabilities. The borrower’s bankruptcy plan was confirmed in October 2022. The Bank believes it has sufficient collateral coverage to protect its current exposure in these matters, however due to the complexities of the bankruptcy cases and uncertainties surrounding ongoing negotiations, the ultimate outcomes may result in losses.

Total Cash and Cash Equivalents

Total cash and cash equivalents were $265.0 million and $557.4 million at September 30, 2022 and December 31, 2021, respectively. The decrease is the result of the disbursement of various funds received from the CARES Act. This balance, which is comprised of cash and due from bank balances and interest-bearing deposits that we maintain at other financial institutions (including the Federal Reserve Bank of San Francisco, but excepting restricted cash), will vary depending on daily cash settlement activities, the amount of highly liquid assets needed based on known events such as the repayment of borrowings and scheduled withdrawals, and actual cash on hand in the Bank’s branches.

The following table sets forth the composition of our cash and cash equivalent balances at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021	Variance
Cash and due from banks	$38,850	$36,660	$2,190
Interest-bearing deposits with financial institutions	226,163	520,743	(294,580)
Total cash and cash equivalents	$265,013	$557,403	$(292,390)

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

At September 30, 2022, the carrying value of the investment securities portfolio (excluding ASC Trust LLC stock and Federal Home Loan Bank stock) totaled $816.8 million, which represents a $5.2 million increase from the portfolio balance of $811.7 million at December 31, 2021. The table below sets forth the amortized cost and fair value of our investment securities portfolio, with gross unrealized gains and losses, at September 30, 2022 and December 31, 2021:

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$114,972	$-	$(22,153)	$92,819
U.S. government agency pool securities	65,153	23	(655)	64,521
U.S. government agency or GSE residential mortgage-backed securities	405,199	-	(63,304)	341,895
Total	$585,324	$23	$(86,112)	$499,235
Securities Held-to-Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$277,028	$-	$(70,663)	$206,365
U.S. government agency pool securities	2,071	-	(41)	2,030
U.S. government agency or GSE residential mortgage-backed securities	38,494	-	(6,560)	31,934
Total	$317,593	$-	$(77,264)	$240,329

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$114,969	$-	$(4,007)	$110,962
U.S. government agency pool securities	21,106	2	(247)	20,861
U.S. government agency or GSE residential mortgage-backed securities	369,419	1,957	(3,833)	367,543
Total	$505,494	$1,959	$(8,087)	$499,366
Securities Held-to-Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$276,188	$-	$(1,621)	$274,567
U.S. government agency pool securities	3,028	8	(45)	2,991
U.S. government agency or GSE residential mortgage-backed securities	33,078	105	(369)	32,814
Total	$312,294	$113	$(2,035)	$310,372

At September 30, 2022 and December 31, 2021, investment securities with a carrying value of $660.1 million and $558.8 million, respectively, were pledged to secure various government deposits and other public requirements.

The amortized cost and fair value of investment securities by contractual maturity at September 30, 2022 and December 31, 2021, follows:

	September 30, 2022
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$-	$-	$-	$-
Due after one but within five years	9,385	8,908	2,568	2,358
Due after five but within ten years	157,687	132,278	70,805	56,840
Due after ten years	418,252	358,049	244,220	181,131
Total	$585,324	$499,235	$317,593	$240,329

	December 31, 2021
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$105	$105	$-	$-
Due after one but within five years	8,331	8,377	1,228	1,246
Due after five but within ten years	151,682	148,389	62,925	62,257
Due after ten years	345,376	342,495	248,141	246,869
Total	$505,494	$499,366	$312,294	$310,372

Temporarily Impaired Securities

The following table shows the gross unrealized losses and fair value of investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at September 30, 2022 and December 31, 2021:

	September 30, 2022
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value
Securities Available for Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$-	$-	$(22,153)	$92,819	$(22,153)	$92,819
U.S. government agency pool securities	(487)	54,955	(168)	4,559	(655)	59,514
U.S. government agency or GSE residential mortgage-backed securities	(28,099)	174,861	(35,205)	167,034	(63,304)	341,895
Total	$(28,586)	$229,816	$(57,526)	$264,412	$(86,112)	$494,228

Securities Held to Maturity
US government agency and sponsored Agencies (GSE) debt securities	$(33,687)	$79,190	$(36,976)	$127,175	$(70,663)	$206,365
U.S. government agency pool securities	(3)	1,335	(38)	695	(41)	2,030
U.S. government agency or GSE residential mortgage-backed securities	(942)	10,906	(5,618)	21,029	(6,560)	31,935
Total	$(34,632)	$91,431	$(42,632)	$148,899	$(77,264)	$240,330

	December 31, 2021
	Less Than Twelve Months		More Than Twelve Months		Total
	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value
Securities Available for Sale
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(2,824)	$82,145	$(1,183)	$28,817	$(4,007)	$110,962
U.S. government agency pool securities	(71)	5,127	(176)	14,743	(247)	19,870
U.S. government agency or GSE residential mortgage-backed securities	(3,833)	290,573	-	-	(3,833)	290,573
Total	$(6,728)	$377,845	$(1,359)	$43,560	$(8,087)	$421,405

Securities Held to Maturity
U.S. government agency and government sponsored enterprise (GSE) debt securities	$(1,395)	$159,840	$(226)	$114,726	$(1,621)	$274,566
U.S. government agency pool securities	(37)	1,507	(8)	403	(45)	1,910
U.S. government agency or GSE residential mortgage-backed securities	(362)	28,498	(7)	529	(369)	29,027
Total	$(1,794)	$189,845	$(241)	$115,658	$(2,035)	$305,503

The Company does not believe that any of the investment securities that were in an unrealized loss position as of September 30, 2022, which included a total of 238 securities, were other-than-temporarily impaired. Specifically, the 238 securities were comprised of 45 Small Business Administration Pool securities, 26 agency securities issued by Federal Home Loan Bank (FHLB), 34 mortgaged-backed securities and 19 agency securities issued by Federal Home Loan Mortgage Corporation (FHLMC), 75 mortgaged-backed securities and 1 agency security issued by Federal National Mortgage Association (FNMA), 20 mortgaged-backed securities issued by Government National Mortgage Association (GNMA) and 18 agency securities issued by Federal Farm Credit Banks (FFCB).

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

Deposits

At September 30, 2022, total deposit liabilities decreased by $182.1 million from $2.53 billion at December 31, 2021. Non-interest bearing deposits decreased by $99.8 million, to $881.8 million at September 30, 2022, compared to $981.5 million at December 31, 2021, and interest bearing deposits decreased by $82.3 million, to $1.47 billion at September 30, 2022, from $1.55 billion at December 31, 2021. The 7.19% decrease in total deposits was primarily due to the disbursement of funds from various COVID-19 federal relief programs.

The following table sets forth the composition of our interest-bearing deposit portfolio with the balances and average interest rates at September 30, 2022 and December 31, 2021, respectively:

	September 30, 2022		December 31, 2021
	Balance	Average rate	Balance	Average rate
Interest-bearing checking accounts	$363,956	0.01%	$401,753	0.03%
Savings accounts	1,083,723	0.01%	1,123,499	0.03%
Certificates of deposit	21,716	0.05%	26,442	0.12%
Total interest-bearing deposits	$1,469,395	0.01%	$1,551,694	0.03%

As mentioned earlier, the Bank has expanded its operations and its branch network since it first opened in 1972, first in Guam, then in the other islands of our region and in San Francisco, California. As time has passed, the Bank has gathered market share in each of the islands. In recent years, in order to diversify its geographic market, the Bank has increased its focus on growth in the California region. The following table provides figures for deposits in the Bank’s administrative regions at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Guam	$1,334,036	$1,386,314
Commonwealth of the Northern Mariana Islands	455,233	529,750
The Freely Associated States of Micronesia	500,357	557,444
California	61,523	59,723
Total	$2,351,149	$2,533,231

During the nine months ended September 30, 2022, the Bank’s deposits decreased by $182.1 million (7.19%) to $2.35 billion compared to December 31, 2021. During this period the decrease in our deposits were in our CNMI branches by $74.5 million, Guam branches by $52.3 million, and FAS branches by $57.1 million. These decreases were partially offset by increases in our California region of $1.8 million.

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

At September 30, 2022 and at December 31, 2021, the Company had no short-term borrowings.

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

At September 30, 2022, our liquid assets, which include cash and due from banks, interest-earning deposits with financial institutions (excluding restricted cash), and investment securities available-for-sale totaled $764.4 million, down $292.3 million from $1.06 billion at December 31, 2021. This decrease is comprised of a $294.6 million decrease in interest bearing deposits in banks and a $131 thousand decrease in investment securities available-for-sale, partially offset by a $2.2 million increase in cash and due from banks.

Management believes we have sufficient cash to meet the demands of the distribution of funds under the CARES Act. However, we will monitor our vault cash on a daily basis, and if the need arises, we will acquire additional cash by drawing down our deposits with other financial institutions, including the Federal Bank of San Francisco.

Contractual Obligations

The Bank utilizes facilities, equipment and land under various operating leases with terms, including renewal options, ranging from 1 to 99 years.

The following table provides the maturities of lease liabilities at September 30, 2022:

	Operating Leases (a)	Total
2022	$767	$767
2023	2,893	2,893
2024	2,880	2,880
2025	2,824	2,824
2026	2,614	2,614
2027	2,282	2,282
After 2027	39,642	39,642
Total lease payments	53,902	53,902
Less: Interest (b)	25,065	25,065
Present value of lease liabilities (c)	$28,837	$28,837

Note: For leases commencing prior to 2019, minimum lease payments exclude payments to landlords for real estate taxes and common area maintenance.

(a)	Operating lease payments include $18.9 million related to options to extend lease terms that are reasonably certain of being exercised.
(b)	Calculated using the incremental borrowing rate based on the lease term for each lease.
(c)	Includes the current portion of $1.9 million for operating leases.

The Bank leases certain facilities from two separate entities in which two of its directors have separate ownership interests. Lease payments made to these entities during the nine months ended September 30, 2022 and 2021, approximated $291 thousand and $302 thousand, respectively. During the three months ended September 30, 2022 and 2021, lease payments made to these entities approximated $129 thousand and $97 thousand, respectively

Additionally, the Bank leases office space to third parties, with original lease terms ranging from 1 to 3 years with option periods ranging up to 12 years. At September 30, 2022, minimum future rents to be received under non-cancelable operating sublease agreements were $11 thousand and $29 thousand for the periods ending December 31, 2022 and 2023, respectively.

A summary of rental activities for the three and nine months ended September 30, 2022, respectively, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Rent expense	$1,053	$1,016	$3,086	$3,056
Total rent expense	$1,053	$1,016	$3,086	$3,056

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

A summary of financial instruments with off-balance-sheet risk at September 30, 2022 and December 31, 2021, is as follows:

	September 30, 2022	December 31, 2021
Commitments to extend credit	$167,117	$162,569

Letters of credit:
Standby letters of credit	$50,263	$43,239
Commercial letters of credit	2,034	2,366
Total	$52,297	$45,605

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

The Bank considers its standby and commercial letters of credit to be guarantees. At September 30, 2022, the maximum undiscounted future payments that the Bank could be required to make was $52.3 million. Almost all of these arrangements mature within one year. The Bank generally has recourse to recover from the customer any amounts paid under these guarantees. Most of the guarantees are fully collateralized; however, several that are extended to the Bank’s most creditworthy customers are unsecured. The Bank has recorded $53 thousand in reserve liabilities associated with commitments to extend credit and letters of credit at September 30, 2022.

Mortgage loans serviced for others are not included in the accompanying condensed consolidated statements of financial condition. The unpaid principal balances of mortgage loans serviced for others were $172.3 million and $181.1 million at September 30, 2022 and December 31, 2021, respectively. At September 30, 2022 and December 31, 2021, the Bank’s mortgage servicing rights each totaled $1.6 million, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital and Common Equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). As of September 30, 2022 and December 31, 2021, the Bank met all capital adequacy requirements to which it is subject.

As of September 30, 2022, the Bank’s capital ratios each exceeded the Federal Deposit Insurance Corporation’s well capitalized standards under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There have been no conditions or events since the most recent FDIC notification that management believes have changed the Bank’s category.

The Company’s required and actual capital amounts and ratios as of September 30, 2022 and December 31, 2021, were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2022:
Total Capital (to Risk Weighted Assets)	$232,755	15.057%	$123,664	8.000%	$154,580	10.000%
Tier 1 Capital (to Risk Weighted Assets)	$178,884	11.572%	$92,748	6.000%	$123,664	8.000%
Tier 1 Capital (to Average Assets)	$178,884	6.668%	$107,301	4.000%	$134,127	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$169,102	10.939%	$69,561	4.500%	$100,477	6.500%

At December 31, 2021:
Total Capital (to Risk Weighted Assets)	$222,493	15.161%	$117,403	8.000%	$146,753	10.000%
Tier 1 Capital (to Risk Weighted Assets)	$168,623	11.490%	$88,052	6.000%	$117,403	8.000%
Tier 1 Capital (to Average Assets)	$168,623	5.792%	$116,461	4.000%	$145,577	5.000%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$158,840	10.824%	$66,039	4.500%	$95,390	6.500%

Since the formation of BankGuam Holding Company in 2011, our assets have grown by 132.48% ($1.46 billion), while our stockholders’ equity has increased by 44.75% ($39.7 million, including $90.7 million in retained earnings). The growth in equity has contributed to help keep the capital ratios to be well above the well capitalized standards.

The Bank received a large influx of deposits from the federal relief programs due to the COVID-19 pandemic, resulting in the growth of its balance sheet as compared to 2020. As of September 30, 2022, approximately $130.8 million in COVID related funds have yet to be disbursed. Although the Bank’s average assets decreased at September 30, 2022 to $2.56 billion from $2.91 billion in December 31, 2021, the growth resulting from the receipt of COVID funds has put pressure on its ratio of Tier 1 capital to average assets. Management believes that the Bank has the capacity to absorb the growth in total assets, and the tools needed to move deposits off its balance through its Trust services to continue to be above the well capitalized standards under the regulatory framework for prompt corrective action.

Reverse Stock Split

On October 31, 2022, the Company’s effected a 1-for-500 reverse stock split of the Company’s common stock. Shareholders of the Company who own fewer than 500 shares of the Company’s common stock will receive a cash payment in lieu of a fraction of a share, and will no longer be shareholders of the Company. Shareholders holding 500 or more shares of the Company’s common stock will remain shareholders after the reverse stock split, and will also be entitled to receive a cash payment in lieu of receiving a fraction of a share. The Board of Directors determined that $14.75 per share outstanding prior to the reverse stock split would be a fair price to pay for shares that will be canceled in lieu of issuing a fraction of a share in connection with the reverse stock split. The Company estimates that the aggregate amount of cash payable to shareholders in lieu of fractional shares as a result of the reverse stock split is approximately $9.0 million, which is being paid by the Company out of cash on hand.

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

In April 2022, the Company suspended the Employee Stock Purchase Plan in connection with the Company’s plans to implement a 1-for-500 reverse stock split, which was effected on October 31, 2022.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, in connection with the filing of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2022, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s Rules and forms and is accumulated and communicated to management, including our Chief Executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2022, that have  materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

The following description of risk factors includes material changes to, and supersedes the description of, risk factors associated with our business, financial condition and results of operations previously disclosed in “Item 1A. Risk Factors” of our Annual Report for the year ended December 31, 2021 on Form 10-K, as filed with the SEC on March 28, 2022. Our business, financial condition and results of operations are subject to various risks, including those discussed below, in our Annual Report on Form 10-K, and in other documents that we file with the SEC from time to time. The risks discussed are those that we believe are the most significant risks, although additional risks not presently known to us or that we currently deem less significant may also adversely affect our business, financial condition and results of operations, perhaps materially.

The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding other statements in this Form 10-Q. The following information should be read in conjunction with the condensed consolidated financial statements and related notes in Part I, Item 1, “Financial Statements” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q.

The reverse stock split may decrease the liquidity of the shares of our common stock and have other impacts on our common stock, our business and our prospects.

On October 31, 2022, we effected a 1-for-500 reverse stock split of our common stock. The liquidity of the shares of our common stock may be affected adversely by the reverse stock split given the reduced number of shares that are outstanding following the reverse stock split. In addition, the reverse stock split likely increased the number of stockholders who own odd lots (less than 100 shares) of our common stock, creating the potential for such stockholders to experience an increase in the cost of selling their shares and greater difficulty effecting such sales.

If we terminate our SEC reporting obligations, there will be less information regarding the Company and its financial results available, and we will no longer be subject to certain obligations applicable to SEC registrants, which could impact an investment in our common stock.

After completion of the reverse stock split, we intend to terminate our SEC reporting obligations and cease to file annual, quarterly, current, and other reports and documents with the SEC. While we intend to continue to prepare audited annual financial statements which will be made available to shareholders through our website, we will not be providing periodic reports in the format currently required of us under the provisions of the Exchange Act and, as a result, continuing shareholders will have access to less information about us and our business, operations, and financial performance, which could result in a significant decrease in the value of our common stock. We would also no longer be subject to the provisions of the Sarbanes-Oxley Act (although the Board of Directors may decide, in its sole discretion, to continue to maintain compliance with some or all of the provisions of the Sarbanes-Oxley Act) and certain of the liability provisions of the Exchange Act. Our executive officers, directors and 10% shareholders will no longer be required to file reports relating to their transactions in our common stock with the SEC. In addition, our executive officers, directors and 10% shareholders will no longer be subject to the short-swing profits recovery provisions of the Exchange Act, and persons acquiring more than 5% of our common stock will no longer be required to report their beneficial ownership under the Exchange Act.

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

BANKGUAM HOLDING COMPANY

Date: November 10, 2022	By:	/s/ JOAQUIN P.L.G. COOK
Joaquin P.L.G. Cook, President and Chief Executive Officer

Date: November 10, 2022	By:	/s/ SYMON A. MADRAZO
Symon A. Madrazo, Senior Vice President and Chief Financial Officer